Form 10KSB
period 2006-03-31
India Globalization Capital, Inc.
filed 2006-06-29
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 001-32830
INDIA GLOBALIZATION CAPITAL, INC.
(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)
4336 Montgomery Ave.
Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 983-0998
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Units, each consisting of one share of Common Stock and two Warrants	American Stock Exchange
Common Stock Common Stock Purchase Warrants	American Stock Exchange American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     State issuer’s revenues for its most recent fiscal year. None.
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of June 1, 2006 was $62,903,930. For purposes of the computation we consider all directors and holders of 10 percent or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of June 1, 2006 was 11,354,500 shares.
     The number of shares of Common Stock outstanding on June 1, 2006 was 13,974,500 shares.
     Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART I

Item 1.	DESCRIPTION OF BUSINESS.
     We were organized as a Maryland corporation on April 29, 2005. We are a blank check company formed the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. To date, our efforts have been limited to organizational activities. We are currently considered a shell company, and we will remain a shell company until we engage in a business combination.
Our Initial Public Offering
     On March 8, 2006, we sold 11,304,500 units in our initial public offering. These 11,304,500 units include 9,830,000 units sold to the public and the over-allotment option of 1,474,500 units exercised by the underwriters of the public offering. Each unit consisted of one share of the company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or March 2, 2007 (one year from the effective date of the public offering), and expiring March 2, 2011 (five years from the effective date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire. On March 31, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.
     In connection with the offering, the company paid the underwriters of the public offering an underwriting discount of approximately 5% of the gross proceeds of the public offering ($3,391,350). In addition, a non-accountable expense allowance of 3% of the gross proceeds of the public offering, excluding the over-allotment option, is due to the underwriters, who have agreed to deposit the non-accountable expense allowance ($1,769,400) into the trust fund until the earlier of the completion of a business combination or the liquidation of the trust fund. The underwriters have further agreed to forfeit any rights to or claims against such proceeds unless we successfully complete a business combination.

     The warrants separated from the units and began to trade separately on the American Stock Exchange on April 13, 2006. After separation, each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing on the later of March 2, 2007 (one year from the effective date of the public offering), or the earlier of the completion of a business combination with a target business or the distribution of the trust fund; or expiring March 2, 2011 (five years from the date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.
     In connection with the offering, the company issued an option for $100 to the underwriter to purchase 500,000 units at an exercise price of $7.50 per unit, exercisable on the later of March 2, 2007 or the consummation of a business combination. We have accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated, using the Black-Scholes method, that the fair value of the option granted to the underwriters as of the date of grant was approximately $756,200 using the following assumptions: (1) expected volatility of 30.1%; (2) risk-free interest rate of 3.9%; and (3) expected life of five years. The estimated volatility was based on a basket of Indian companies that trade in the United States or the United Kingdom. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The warrants underlying such units are exercisable at $6.25 per share.
     The net proceeds of this offering and the private placement, approximately $62,815,000, were placed in a trust account at SunTrust Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance was deposited in the trust account. The proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. We may not use all of the proceeds in the trust in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we financed a portion of the consideration with our capital stock or debt securities. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target businesses, other than amounts held in trust or paid to Ferris, Baker Watts, Inc. for its services as representative of the underwriters as financial advisor (including the $1,500,000 maximum financial advisory fee), amounts paid for finders’ or professional fees or amounts paid for any fees or costs incurred in connection with any debt or equity financing made in connection with the business combination. The company does not currently have any agreement with any party with respect to the payment of finders’ or professional fees. If we agree to pay such fees in the future, such fees shall be negotiated on an arms-length basis.
     The proceeds held in the trust account that are not immediately required for the purposes will be invested only in United States “government securities,” defined as any Treasury Bill issued by the United States. We will to allocate $2,150,000 of the interest paid on the trust proceeds for working capital purposes. A public stockholder will be entitled to receive funds from the trust account (including his, her or its portion of any interest earned on the trust account in excess of an aggregate of $2,150,000 allocated for working capital purposes) only in the event of our liquidation upon our failure to complete a business combination or if that public stockholder were to seek to convert such shares into cash in connection with a business combination which the public stockholder voted against and which we actually consummate. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. Upon the consummation of a business combination, the underwriters will be entitled to receive that portion of the proceeds attributable to the underwriters’ discount and non-accountable expense allowance held in trust and any accrued interest thereon. In the event that we are unable to consummate a business combination and the trustee is forced to liquidate the trust account, the underwriters have agreed to the following: (i) forfeit any rights or claims to such proceeds and any accrued interest thereon; and (ii) that the proceeds attributable to the underwriters’ discount and non-accountable expense allowance will be distributed on a pro-rata basis among the public shareholders along with any accrued interest thereon.
Determinate Factors for Acquisition Opportunities
     We intend to focus on finding acquisition opportunities with operations in India. We believe that India presents fairly unique opportunities to acquire target businesses because it has become one of the world’s largest democracies, and in recent years, has undergone significant deregulation of certain sectors of its economy. According to the 2005 World Factbook published by the U.S. Central Intelligence Agency and the 2006 online version of the same, India’s economy is the fourth largest in the world just behind Japan and ahead of Germany, in terms of gross domestic product (GDP), the total value of goods and services produced in India, as measured by purchasing power parity (PPP). PPP is the relative value of a nation’s currency based on what the currency can buy in the country of origin. The Indian economy is also currently transitioning from traditional farming and handicrafts to modern agriculture, modernized industries and services. Some basic facts relating to India as set forth in the World Factbook are:
•	India is the world’s third most populous country (2006 estimate). India’s population is approximately 1.1 billion, with a total labor force of approximately 496.4 million (2005 estimate).

•	Inflation is approximately 4.6% (2005 estimate).

•	India’s exports are approximately $76.23 billion on a free on board basis (2005 estimate).

•	India’s top six export partners as of 2004 are the following:
1)	United States (approximately 17%);

2)	United Arab Emirates (approximately 8.8%);

3)	China (approximately 5.5%);

4)	Hong Kong (approximately 4.7%); and

5)	United Kingdom and Singapore (tied at approximately 4.5%).
•	India’s reserves of foreign exchange and gold are approximately $145 billion (2005 estimate).
•	The Indian currency is the rupee. Over the past three years on average US $1.00 was equivalent to approximately:
1)	44.101 Indian rupees in 2005;

2)	45.317 Indian rupees in 2004; and

3)	46.583 Indian rupees in 2003.

     We believe that there is an opportunity to buy a business in India at an attractive value, which may lead to exceptional potential growth opportunity. There are two significant macroeconomic factors that we believe drive this opportunity:
     Rapidly Growing Economy: India has posted a growth rate of more than 7% since 1994 and, according to the World Factbook, has become the fourth largest economy in the world behind Japan in terms of PPP. However, the Japanese economy with a GDP of approximately $4.018 trillion is growing at a rate of approximately 2.7% compared to the Indian economy which is growing at a rate of approximately 7.6% and has a GDP of approximately $3.611 trillion. Below is a table illustrating GDP, as measured in terms of PPP, and the percentage growth rates of the top eight economies.

	GDP as measured in
	terms of PPP	Percentage growth rate
Nation	(2005 estimate)	(2005 estimate)
United States	$12.36 trillion	3.5
China	$8.859 trillion	9.9
Japan	$4.018 trillion	2.7
India	$3.611 trillion	7.6
Germany	$2.504 trillion	0.9
United Kingdom	$1.830 trillion	1.8
France	$1.816 trillion	1.4
Italy	$1.698 trillion	0.1
     Source: World Factbook published by the United States Central Intelligence Agency in 2005.
     A Commitment to Stability and Economic Reforms: According to Mega Ace Consultancy, an India-based think tank studying the Indian economy, since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. Mega Ace’s principals include a former economic advisor to the Central Bank — Reserve Bank of India and a former CEO of the Bombay Stock Exchange. Mega Ace’s projects include serving as chief consultant to an agency looking to promote investment in France among Indian investors and serving as a south-Asian consultant to a project devoted to forming links between small and medium sized enterprises in the United Kingdom and Europe with companies based in South Asia. According to Mega Ace Consultancy, a significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of, and the relaxation of restrictions in, the private sector. As a result, we believe the regulatory environment has become more favorable. We further believe that India has seen, and will continue to see, the benefits from the deregulation of its economy. There are a number of industry sectors that have been deregulated, whereby foreign investors may own and control Indian companies and profits may be reinvested in India or repatriated to the U.S. or to other foreign countries. However, there are industry sectors that have not been deregulated which could impact our ability to engage in a business combination.
Identification of Industry Sectors
     While we are not limited to the sectors outlined below, we believe that there are two broad areas: business process outsourcing and information technology and infrastructure, which are illustrative of the opportunities that we may consider. We believe that some industry sectors are fragmented and present a greater opportunity for a capitalized entity to consolidate a number of the best middle-tier companies in India. Our strategy in each of these sectors (as well as others we may consider) is to identify potential “market sector leaders” which we think will grow at a substantially faster rate than the overall economy. The two broad illustrative areas are as follows:
Business Process Outsourcing and Information Technology: Business process outsourcing (“BPO”) typically refers to the act of transferring business processes to an outside provider in order to achieve cost savings while improving service quality. BPO extends beyond typical information technology outsourcing. A BPO service provider may take on a specific corporate function such as customer service, or more complex and knowledge-based functions, such as human resources, accounting and finance, research and development, and monitoring of networks. A BPO service provider may also assume the responsibility for re-engineering and introducing best practices into processes that are outsourced. In this way, BPO is fast emerging as not just a cost-saving mechanism, but a powerful strategic management tool in achieving business objectives. We believe that India has a well-educated, English-speaking middle class and a low wage base that will allow the BPO and information technology businesses to continue to grow. Within the BPO and information technology sector, we believe there are several compelling industries to explore, including, but not limited to:
•	Knowledge-based and Other Back Office Outsourcing: As labor costs for information technology and similar professionals soar in the U.S. and technology facilitates communication between persons in disparate parts of the world, we believe that the benefits of outsourcing knowledge-based and back office functions to countries such as India will be increasingly utilized by businesses all over the world. We may consider sectors, such as software development, research and development, information technology, telecommunications outsourcing, financial services, and customer care.
•	Pharmaceutical and Health Services: As healthcare costs soar in the U.S., we believe that the benefits of outsourcing medical services, drug manufacturing or medical transcription to countries such as India, will be increasingly utilized in the healthcare industry and by consumers all over the world. For example, medical transcription (where medical dictation is converted by workers in India into print) is an area that has taken advantage of the lower labor rates in India and other countries. Other areas that are expected to benefit from outsourcing are generic drug manufacturing, drug trial testing, and telemedicine. For example, we may consider buying a middle-tier generic drug manufacturer with a U.S. Federal Drug Administration approved manufacturing plant and combining it with a distributor in the U.S. to create a vertical generic drug manufacturing and distribution company.
Infrastructure: We believe that because of India’s rapid economic growth there is a substantial demand for ongoing infrastructure improvements to foster continued growth. We also believe that the rapid economic growth has created a growing middle class that has developed increasing buying power. As a result of these factors, we believe there has been an increased growth opportunity for companies that develop and build infrastructure. Some middle-tier infrastructure acquisition opportunities would include, among others, companies that build business complexes, residential housing and shopping complexes. We would also consider transportation companies, logistics companies or financial services companies operating within India as prospective middle-tier infrastructure acquisition target businesses.
     While we may seek to consummate a business combination with more than one target business, our underwriting agreement with Ferris, Baker Watts, Inc. in our initial public offering requires our initial business acquisition to be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition. Consequently, if we cannot identify and acquire multiple operating businesses at the same time, we will need to identify and acquire a larger single operating business or a small number of similarly focused operating businesses.
Engaging in a Business Combination
     General
     To date, we have not selected any target business for a business combination, but our management continues to actively pursue acquisition opportunities in India. We have not engaged or retained any agent or other representative to identify or locate any suitable candidate for a proposed business combination with us other than Ferris, Baker Watts, Inc. and SG Americas Securities, LLC with whom we have entered into the advisory agreement described below. Our initial business combination must be with one or more operating businesses that, collectively, have a fair market value of at least 80% of our net assets (excluding any fees and expenses held in the trust account for the benefit of Ferris, Baker Watts, Inc.) at the time of the acquisition. Although our management intends to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all significant risk factors.

     We are not presently engaged in, and we do not expect to engage in, any substantive commercial business for an indefinite period of time. We intend to use cash derived from the proceeds of our public offering, our capital stock, debt or a combination of these to consummate a business combination involving one or more operating businesses in India, in an unspecified industry. Although substantially all of the net proceeds of the public offering are intended to be applied toward effecting a business combination as described in the initial public offering prospectus, the proceeds are not otherwise designated for any more specific purposes. Accordingly, investors have invested in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, one or more operating businesses that do not need substantial additional capital but desire to establish a public trading market for their shares, while avoiding the time and costs of undertaking a public offering themselves. A business combination may involve one or more companies that may be financially unstable or in their early stages of development or growth.
     Sources of target businesses
     We anticipate that we will locate acquisition candidates through three possible sources: (1) the professional community, including, without limitation, investment bankers, attorneys and accountants; (2) quasi-governmental associations such as the International Finance Corporation, which is a member of the World Bank; and (3) the industries subject to deregulation by the Indian government. In addition, we may locate acquisition candidates through other unaffiliated sources, including private equity and venture capital funds and public and private companies. Our officers, directors and special advisors and their affiliates may also bring acquisition candidates to our attention. In addition to contacting the sources described above for potential acquisition candidates, we expect that we may be contacted by unsolicited parties who become aware of our interest in prospective targets through press releases, word of mouth, media coverage and our website, should these outlets develop. We may pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us. Any such fee would be conditioned on our consummating a business combination with the identified target. We anticipate that such fees, if any, like the Ferris, Baker Watts Inc. and SG Americas Securities, LLC fee described below, would be a percentage of the consideration associated with such business combination, with the percentage to be determined based on local market conditions at the time of such combination.
     We have entered into a financial advisory agreement with Ferris, Baker Watts, Inc., the representative of the underwriters in our public offering, and SG Americas Securities, LLC, one of the participating underwriters in the public offering, whereby Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will serve as our financial advisors in connection with a business combination for a period of two years from the effective date of the public offering, March 2, 2006. Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will perform certain advisory services for us, including without limitation, assisting us in determining an appropriate acquisition strategy and tactics, evaluating the consideration that may be offered to a target business, assisting us in the negotiation of the financial terms and conditions of a business combination and preparing a due diligence package regarding a business combination for our board of directors. The due diligence services to be provided by Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will consist of gathering, preparing and organizing information to be considered by our board of directors, among other things, once a target for a business combination has been identified. Pursuant to the terms of this agreement, Ferris, Baker Watts, Inc., will be entitled to receive two percent of the consideration associated with any business combination by us, a portion of which shall be allocated to SG Americas Securities, LLC pursuant to a separate agreement between the parties. The fee will be capped at $1,500,000 and will be paid out of the trust proceeds only upon consummation of a suitable business combination. In addition to the foregoing fee, we have agreed to reimburse Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, promptly, on a monthly basis, for all of the reasonable out-of-pocket expenses incurred by it, whether or not a business combination is consummated; provided, however, that such expenses in the aggregate will not exceed $25,000 without our prior consent.
     Other than our advisory agreement with Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis. However, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation. However, we do not anticipate paying any of our existing officers, directors, stockholders or any entity with which they are affiliated, other than Integrated Global Networks, LLC, any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. We have agreed to pay Integrated Global Networks, LLC, an affiliate of Mr. Mukunda, a monthly fee of $4,000 for general and administrative services including office space, utilities and secretarial support. Mr. Mukunda is the Chief Executive Officer of Integrated Global Networks, LLC and is our Chief Executive Officer and President.
      Selection of target businesses and structuring of a business combination
     Mr. Mukunda, as our Chief Executive Officer and President, will supervise the process of evaluating prospective target businesses, and we expect that he will devote substantially all of his time to our business once we have signed a term sheet with a target business. We anticipate that Mr. Mukunda will be assisted in his efforts by officers and advisors of the Company, together with the Company’s outside attorneys, accountants and other representatives. As described above, under their advisory agreement with us, Ferris, Baker Watts, Inc. and SG Americas Securities, LLC may also assist in this process, including the preparation of due diligence packages for management’s review.
     In evaluating prospective target businesses, our management will likely consider, among other factors, the following:
•	financial condition, results of operation and repatriation regulations;

•	growth potential both in India and growth potential outside of India;

•	capital requirements;

•	experience and skill of management and availability of additional personnel;

•	competitive position;

•	barriers to entry into the businesses’ industries;

•	potential for compliance with generally accepted accounting principles (GAAP), SEC regulations, Sarbanes-Oxley requirements and capital requirements;

•	domestic and global competitive position and potential to compete in the U.S. and other markets;

•	position within a sector and barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry and the Indian government’s policy towards the sector; and

•	costs associated with effecting the business combination.
     The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in carrying out a business combination consistent with our business objective. In evaluating prospective target businesses, we intend to conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that will be made available to us.
     We will attempt to structure a business combination to achieve the most favorable tax treatment to the target businesses, their stockholders, as well as our own stockholders and us. However, the Internal Revenue Service or appropriate state tax or foreign tax authority may not agree with our tax treatment of the business combination.
     The time and costs required to select and evaluate target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of prospective target businesses with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, other than Integrated Global Networks, LLC, we will not, and no other person or entity will, pay any finder’s or consulting fees to our existing directors, officers, stockholders or special advisors, or any of their respective affiliates, for services rendered to or in connection with a business combination. In addition, we will not make any other payment to them out of the proceeds of the offering (or the funds held in trust) other than reimbursement for any out-of-pocket expenses they incur in conducting due diligence, the payments to Integrated Global Networks, LLC for administrative services and the repayment of any loans issued to us by stockholders.

      Fair market value of target businesses
     Pursuant to the underwriting agreement in our initial public offering with Ferris, Baker Watts, Inc., the initial target businesses that we acquire must have a fair market value equal to at least 80% of our net assets (excluding any fees and expenses held in the trust account for the benefit of Ferris, Baker Watts, Inc.) at the time of such acquisition. To this end, we may seek to raise additional funds through the sale of our securities or through loan arrangements if additional funds are required to consummate such a business combination, although we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions. If we were to seek additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. The fair market value of such businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target businesses have a sufficient fair market value or if a conflict of interest exists with respect to such determination, including, but not limited to the fact that the target is affiliated with one or more of our officers or directors or with Ferris, Baker Watts Incorporated or SG Americas Securities, LLC and their respective affiliates, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD with respect to the satisfaction of such criteria. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target businesses have sufficient fair market value or if no such conflict exists.
      Audited Financial Statements
     We do not anticipate acquiring a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management expects to provide stockholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective businesses as part of the proxy solicitation materials sent to stockholders to assist them in assessing a business combination. Our management believes that the requirement of having available audited financial statements for the target businesses will not materially limit the pool of potential target businesses available for acquisition.
      Possible lack of business diversification
     The net proceeds from the public offering and the private placement provided us with approximately $62,815,000 (subject to reduction resulting from shareholders electing to convert their shares into cash), which we may use to complete a business combination. While we may seek to engage in a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding any fees and expenses held in the trust account for the benefit of Ferris, Baker Watts, Inc.) at the time of such acquisition. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company, including, but not limited to, the potential lack of resources to simultaneously conduct due diligence reviews and to negotiate acquisition terms with multiple targets; therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:
•	result in our dependency upon the performance of a single or small number of operating businesses;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.
     In such case, we may not be able to diversify our operations or benefit from the spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.
     In addition, because our business combination may entail the acquisition of several operating businesses at the same time and may be with different sellers, we may need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.
      Limited ability to evaluate the target business’ management
     We expect to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination. However, our assessment of the target business’ management may not be correct. In addition, future management may not have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our officers, directors and special advisors, if any, in the target businesses cannot presently be stated with any certainty. While it is possible that one or more of our officers, directors and special advisors will remain associated with us in some capacity following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers, directors and special advisors will have significant experience or knowledge relating to the operations of the particular target businesses acquired.
     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target businesses. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
      Opportunity for stockholder approval of business combination
     Prior to the completion of a business combination, we expect to submit the transaction to our stockholders for approval as required by our amended and restated articles of incorporation, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which will, among other matters, include a description of the operations of the target business and certain required financial information regarding the business. We may consummate our initial business combination if (i) it is approved by a majority of the shares of common stock voted by the public stockholders, and (ii) public stockholders owning less than 20% of the shares purchased by the public stockholders in the initial public offering exercise their conversion rights.
     In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors, and our special advisors, have agreed to vote the shares of common stock owned by them in accordance with the majority of the shares of common stock voted by the public stockholders.
      Conversion rights
     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest earned in excess of an aggregate of $2,150,000 allocated for working capital purposes (interest calculated as of the record date for determination of stockholders entitled to vote on a proposed business combination), divided by the number of shares sold in the initial public offering (11,304,500 shares). Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $5.80 (or approximately $0.20 less than the per-unit offering price of $6.00). We will take steps to try to protect the assets held in trust from third party claims. However, to the extent that such claims are successfully made against the trust assets, they may reduce the per-share conversion price below approximately $5.80. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders of 50% or more of the shares issued in the public offering vote against a proposed business combination or public stockholders owning an aggregate of 20% or more of the shares sold in the public offering exercise their conversion rights.
      Liquidation if no business combination
     Pursuant to the terms of our initial public offering, we must complete a business combination within 18 months after the consummation of the offering, or within 24 months if the extension criteria described below have been satisfied. If we do not complete the business combination, then we will dissolve the company and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our founding stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the public offering and the 170,000 shares included in the units they have purchased in the private placement; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the public offering. Additionally, the underwriters have agreed to forfeit any rights to or claims against the proceeds held in the trust account which include their non-accountable expense allowance. There will be no distribution from the trust account with respect to our warrants.
     If we were to spend none of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $5.80 or approximately $0.20 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors that could be prior to the claims of our public stockholders. Our officers and directors have agreed pursuant to an agreement with Ferris, Baker Watts, Inc. that, if we liquidate prior to the consummation of a business combination, they will be personally liable under certain circumstances to ensure that the proceeds of the trust account are not reduced by the claims of vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the public offering not held in the trust account. However, the officers and directors of the company may not be able to satisfy those obligations.
     If we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the public offering, but are unable to complete the business combination within the 18-month period, then we will have an extension period of six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of the public offering, we will then begin the dissolution and liquidation procedures described above. The trustee of the trust account will immediately commence liquidating the investments constituting the trust account and will turn over the proceeds to our public stockholders.
     Our amended and restated articles of incorporation prohibit the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the articles of incorporation under Maryland law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions could be subject to amendment and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.
Employees
     We currently have two executive officers, Mr. Mukunda, our Chief Executive Officer and President, and Mr. Cherin, our Chief Financial Officer and Treasurer. Both Mr. Mukunda and Mr. Cherin are members of our board of directors. We also have engaged five special advisors. We have two other part-time employees. These individuals are not obligated to devote their full time to our matters and intend to devote only as much time as they deem necessary to our affairs, although we expect Mr. Mukunda to devote an average of approximately fifteen hours per week to our business, and Mr. Cherin and Dr. Krishna, our Chairman, each to devote an average of approximately ten hours per week to our business. Additionally, we expect Mr. Mukunda to devote substantially all of his time to our business once we have signed a term sheet with a target business. We do not intend to have any full-time employees prior to the consummation of a business combination.
Other than the $4,000 monthly fee paid to Integrated Global Network, LLC for general and administrative services, no compensation of any kind, including finder's or consulting fees, has been or will be paid to any of our officer, director or special advisors, or any of their affiliates, for services rendered prior to or in connection with a business combination. Mr. Mukunda, our Chief Executive Officer and President, is the Chief Executive Officer of Integrated Global Network, LLC.

Item 2.	DESCRIPTION OF PROPERTY.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814. The cost of this space is included in the $4,000 per month fee Integrated Global Networks, LLC charges us for general and administrative services pursuant to our letter agreement with Integrated Global Networks, LLC. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. Ram Mukunda is a stockholder of Integrated Global Networks, LLC and serves as our Chairman, Chief Executive Officer and President.

Item 3.	LEGAL PROCEEDINGS.
     None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     The Company commenced its initial public offering on March 8, 2006. From that time until the end of its fiscal year, March 31, 2006, the Company offered ownership units for purchase. An ownership unit in the Company represents an ownership of both common stock and warrants to purchase common stock. On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock. The common stock, units and warrants trade on the American Stock Exchange under the symbols “IGC,” “IGC.U,” and “IGC.WS,” respectively. The following table sets forth the high and low sales prices of the units for the fiscal year, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 2006	High	Low
March 31, 2006	$6.79	$6.31
     As of May 15, 2006, there were approximately 67,000 unit holders of record, 600 stockholders and 600 holders of warrants. The last sale price as reported by the American Stock Exchange on June 1, 2006, was $6.80 for units, $5.54 for shares and $0.69 for warrants. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
     Immediately prior to the public offering, the Company completed a private placement to management of 170,000 units. Each unit issued in the private placement consisted of one share of common stock, $.0001 par value per share, and one warrant, each to purchase one share of common stock. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds from private placement of $1,020,000.
Use of Proceeds from the Public Offering
     On May 13, 2005, we filed a registration statement on Form S-1 (Commission File 333-124942) with the Securities and Exchange Commission, which was declared effective on March 8, 2006. On March 8, 2006, the public offering of 11,304,500 units (including exercise in full of underwriters’ over-allotment option) of the Company was consummated. Each unit issued in the public and private offerings consisted of one share of common stock, $.0001 par value per share, and one warrant, each to purchase one share of common stock. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds from the public offering and private placement of $67,827,000.
     The following is a breakdown of units registered and the units sold in that offering:

	Aggregate price of the		Aggregate price of the
Amount Registered	amount registered	Amount Sold	amount sold to date

11,304,500 units	$67,827,000	11,304,500 units	$67,827,000
     In connection with the public offering, the Company paid the underwriters of the public offering an underwriting discount of approximately 5% of the gross proceeds, or $3,391,350. Approximately $589,800 of the gross proceeds were paid to     . The remaining $64,435,650 of the aggregate gross proceeds were placed in a trust account and invested in government securities until the earlier of the completion of a business combination or the liquidation of the trust account. Of the proceeds placed in the trust account, $1,769,400, is due to the underwriters as a non-accountable expense allowance, who have agreed to deposit the non-accountable expense allowance into the trust account until the earlier of the completion of a business combination or the liquidation of the trust account.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS.
Forward-Looking Statements
This report contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under our “Description of Business” and matters described in this report generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.
     The information contained in this report identifies important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.
Plan of Operation
     We were formed on April 29, 2005, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in an unspecified industry, with operations primarily in India. We intend to use cash derived from the proceeds of the public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination. We are currently a shell company, and we will remain a shell company until we engage in a business combination.
     The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):
•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors;

•	may adversely affect the voting power or other rights of holders of our common stock if we issue preferred stock with dividend, liquidation, conversion or other rights superior to the common stock; and

•	may adversely affect prevailing market prices for our common stock, warrants or units.
     Similarly, the incurrence of debt:
•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	may cause an acceleration of our obligations to repay the debt even if we make all principal and interest payments when due if we breach the covenants contained in the terms of the debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•	may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.
     The net proceeds from the sale of the units in the public offering and the private placement and the loans from founders and the deferred costs were $62,815,000, after deducting offering expenses of approximately $871,800 and underwriting discounts of approximately $5,160,750, including $1,769,400 evidencing the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. However, of the $871,800 of offering expenses, a portion of these expenses were not paid prior to the close of fiscal year end and were subsequently placed in the trust account. These expenses were paid subsequent to the fiscal year end from interest on the trust account. This entire amount ($63,845,850) is held in trust. Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the trust account, as well as $870,000 of loan proceeds from notes issued to our founding stockholders. We will use substantially all of the net proceeds of the public offering to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination. However, we may not use all of the proceeds in the trust in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust, because we finance a portion of the consideration with our capital stock or debt securities or because certain fees and expenses held in the trust account are due to Ferris, Baker Watts, Inc. In that event, other than the fees and expenses due to Ferris, Baker Watts, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.
     In the event that we consummate a business combination, the proceeds held in the trust account will be used for the following purposes:
•	Payment of the purchase price for the business combination;

•	Payment of the fees and costs due to Ferris, Baker Watts, Inc. as representative of the underwriters and financial advisor to the company;

•	Payment of any finder’s fees or professional fees and costs; and

•	Payment of any fees and costs the Company may incur in connection with any equity or debt financing relating to the business combination.

•	In addition, the Company will repay the outstanding balance of the aggregate $870,000 in loans made by Mr. Mukunda and Dr. Krishna to the Company and any deferred expenses.
     We believe that, upon consummation of the public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:
•	Approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	Approximately $185,000 of expenses for the due diligence and investigation of a target business;

•	Approximately $115,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	Approximately $96,000 of expenses in fees relating to our office space and certain general and administrative services; and

•	Approximately $184,000 for travel, general working capital that will be used for miscellaneous expenses and reserves, including for director and officer liability insurance premiums, deposits, down payments and/or funding of a “no shop” provision in connection with a prospective business transaction and for international travel with respect to negotiating and finalizing a business combination.
     We do not believe we will need additional financing following the public offering in order to meet the expenditures required for operating our business. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
     On May 2, 2005, Mr. Mukunda loaned a total of $100,000 to us for payment of offering expenses, and on September 15, 2005, Dr. Krishna loaned a total of $50,000 to us for payment of offering expenses. Pursuant to the terms of these promissory notes, the loans from Mr. Mukunda and Dr. Krishna are payable upon the earlier of (i) the first anniversary of the consummation of the public offering or (ii) the date of the consummation of a business combination. Upon the consummation of the public offering, the founders loaned an additional $720,000 to us which has been deposited in the trust account. Pursuant to the terms of these promissory notes, the $720,000 of additional loans from the founders are payable upon the earlier of (i) March 3, 2007 or (ii) the date of the consummation of a business combination. All of the foregoing loans bear interest at a rate of 4% per year. Prior to the consummation of a business combination, the loans will be solely repaid out of the interest earned on the escrowed funds, provided that we will not be required to make any payments from such interest until we have withdrawn an aggregate of $2,150,000 from such interest for working capital purposes.
     We have agreed to pay Integrated Global Networks, LLC, an affiliate of Mr. Mukunda, a monthly fee of $4,000 for general and administrative services including office space, utilities and secretarial support. This arrangement is for our benefit and is not intended to provide Mr. Mukunda, our Chairman, Chief Executive Officer and President, with compensation in lieu of salary. We believe, based on rents and fees for similar services in the Washington, DC metropolitan area, that the fee charged by Integrated Global Networks, LLC is at least as favorable as we could have obtained from an unaffiliated third party. However, because our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving the transaction.
Competition
     In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited as compared to many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This limitation gives others an advantage in pursuing the acquisition of target businesses. Further:
•	our obligation to seek stockholder approval of a business combination or obtain the necessary financial statements to be included in the proxy materials to be sent to stockholders in connection with a proposed business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and the purchase option granted to Ferris, Baker Watts, Inc., and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.
     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target businesses. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. Subsequent to a business combination, however, we may not have the resources to compete effectively, especially to the extent that the target businesses are in high-growth industries.
Off Balance Sheet Arrangements
Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the December 31, 2005 financial statements for a discussion of outstanding options and warrants.

Item 7. FINANCIAL STATEMENTS.
INDEX TO FINANCIAL STATEMENTS

Page
Report of independent registered public accounting firm	16
Balance sheet as of March 31, 2006	17
Statement of operations for the period from April 29, 2005 (date of inception) through March 31, 2006	18
Statement of stockholders’ equity for the period from April 29, 2005 (date of inception) through March 31, 2006	19
Statement of cash flows for the period from April 29, 2005 (date of inception) through March 31, 2006	20
Notes to financial statements	21
Certification
Certification
Certification
Certification

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
India Globalization Capital, Inc
We have audited the accompanying balance sheet of India Globalization Capital, Inc. (a development stage company) as of March 31, 2006 and the related statements of income, stockholders’ equity and cash flows for the period from April 29, 2005 (inception) through March 31, 2006. These financial statements are the responsibility of India Globalization Capital, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India Globalization Capital, Inc. as of March 31, 2006 and the results of its operations and its cash flows for the period from April 29, 2005 (inception) through March 31, 2006 in conformity with United States generally accepted accounting principles.
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
June 13, 2006

India Globalization Capital, Inc.
(a development stage company)
BALANCE SHEET

March 31, 2006
ASSETS

Current Assets:
Cash	$2,210
Investments held in Trust Fund	65,825,016
Prepaid expenses and other current assets	76,766

Total Current Assets	65,903,992

Deferred tax assets—Federal and State, net of valuation allowance	25,000

Total Assets	$65,928,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	$286,105
Notes payable to stockholders	870,000
Taxes payable	70,000
Due to Underwriters	1,769,400

Total current liabilities	2,995,505

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—

Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500	1,397

Additional paid-in capital	50,077,404

Earnings accumulated during the development stage	91,901

Total stockholders’ equity	50,170,702

Total liabilities and stockholders’ equity	$65,928,992

See notes to financial statements

India Globalization Capital, Inc.
(a development stage company)
STATEMENT OF INCOME

April 29, 2005
(Date of inception)
through March 31, 2006
Legal and formation, travel and other start up costs	$73,683

Interest income	$210,584

Income before income taxes	$136,901

Provision for income taxes, net	$45,000

Net Income	$91,901

Net income per share: Basic and diluted	$0.03

Weighted average number of shares outstanding—basic and diluted	3,191,000

See notes to financial statements

India Globalization Capital, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to founders at $.01 per share (1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750		$25,000

Surrendered shares (on September 7, 2005 and February 5, 2006 of 62,500 and 137,500 respectively)	(200,000)	(20)	20		—

Issuance of common stock to founders at $.01 per share on February 5, 2006	200,000	20	1,980		2,000

Sale of 170,000 units in a private placement	170,000	17	1,019,983		1,020,000

Sale of 11,304,500 units, net of underwriters’ discount and offering expenses (including 2,259,770 shares subject to possible conversion) and $100 from underwriters option.	11,304,500	1,130	61,793,456		61,794,586

Proceeds subject to possible conversion of shares			(12,762,785)		(12,762,785)

Net income for the period				$91,901	91,901

Balance at March 31, 2006	13,974,500	$1,397	$50,077,404	$91,901	$50,170,702

See notes to financial statements

India Globalization Capital, Inc.
(a development stage company)
STATEMENT OF CASH FLOWS

April 29, 2005
(Date of Inception)
through
March 31, 2006
Cash flows from operating activities:
Net income	$91,901
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on Treasury Bills	(203,022)

Deferred taxes	(25,000)
Changes in:
Prepaid expenses and other current assets	(76,766)
Accrued expenses	47,679
Taxes payable	70,000

Net cash used in operating activities	(95,208)

Cash flows from investing activities:
Purchase of treasury bills	(131,229,427)
Maturity of treasury bills	65,780,000

Increase in cash held in trust	(172,567)

Net Cash used in investing activities	(65,621,994)

Cash flows from financing activities:
Issuance of common stock to founders	27,000
Payments of offering costs	(4,024,688)
Proceeds from notes payable to stockholders	870,000
Proceeds from issuance of underwriters option	100
Gross proceeds from initial public offering	67,827,000
Proceeds from private placement	1,020,000

Cash provided by financing activities	65,719,412

Net increase in cash and cash at end of period	$2,210

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$238,426

Accrual of deferred underwriters’ fees	$1,769,400

See notes to financial statements

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
NOTE A — ORGANIZATION AND BUSINESS OPERATIONS
     India Globalization Capital, Inc. (the “Company”) was incorporated in Maryland on April 29, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in an unspecified industry located in India through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.
The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note C) was declared effective March 2, 2006. The Company consummated the Public Offering including the over allotment option on March 8, 2006, and preceding the consummation of the Public Offering on March 2, 2006 certain of the officers and directors of the Company purchased an aggregate of 170,000 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of the distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement and the Offering of approximately $62,815,000 (Note C).
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (together, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring one or more operating businesses in an unspecified industry located in India (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately ninety-seven percent (97%) of the gross proceeds of the Public Offering are being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds, along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 50% or more of the shares issued in the Offering vote against the Business Combination or the holders of 20% or more of the shares issued in the Public Offering elect to exercise their conversion rights, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Public Offering (the “Founding Stockholders”) will not participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Public Offering. (Note I)
In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the Units offered in the Public Offering discussed in Note C).
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Income per common share:

     Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 22,949,000 outstanding warrants, issued in connection with the Public Offering and the Private Placement described in Note C has not been considered in the diluted weighted average shares since the warrants are contingently exercisable. The effect of the 500,000 outstanding units issued to the underwriters in connection with the Public Offering has not been included in the diluted weighted average shares since the effect would be anti-dilutive.
[2] Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
[3] Income taxes:
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
[4] Cash and Cash Equivalents:
For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The company maintains its cash in bank deposits accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
[5] Recent Accounting Pronouncements:
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123 (R) effective April 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have material effect on the accompanying financial statements.
NOTE C — INITIAL PUBLIC OFFERING
     On March 8, 2006, the Company sold 11,304,500 units (“Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Warrants become callable only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.
In connection with the Offering, the Company paid the underwriters of the Public Offering (collectively, the “Underwriter”) an underwriting discount of approximately 5% of the gross proceeds of the Public Offering ($3,391,350). In addition, a non-accountable expense allowance of 3% of the gross proceeds of the Public Offering, excluding the over-allotment option, is due to the Underwriter, who has agreed to deposit the non-accountable expense allowance ($1,769,400) into the Trust Fund until the earlier of the completion of a business combination or the liquidation of the Trust Fund. The Underwriter has further agreed to forfeit any rights to or claims against such proceeds unless the Company successfully completes a business combination.

The warrants separated from the Units and began to trade on April 13, 2006. After separation, each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering or (b) the earlier of the completion of a Business Combination with a target business or the distribution of the Trust Fund and expiring five years from the date of the Public Offering. The Company has a right to call the Warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company calls the Warrants, the holder will either have to redeem the Warrants by purchasing the common stock from the Company for $5.00 or the Warrants will expire.
The Underwriter’s over-allotment option of 1,474,500 Units was exercised and the 11,304,500 units sold at the closing of the Public Offering include the over-allotment.
In connection with this Offering, the Company issued an option, for $100, to the Underwriter to purchase 500,000 Units at an exercise price of $7.50 per Unit, exercisable the later of March 2, 2007 or the consummation of a Business Combination. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the underwriters as of the date of grant was approximately $756,200 using the following assumptions: (1) expected volatility of 30.1%, (2) risk-free interest rate of 3.9% and (3) expected life of five years. The estimated volatility was based on a basket of Indian companies that trade in the U.S. or the U.K. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The warrants underlying such Units are exercisable at $6.25 per share.
NOTE D — INVESTMENTS HELD IN TRUST FUND
Investments held in trust consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of income. Investments held in trust as of March 31, 2006 include the following:

Investment held for the benefit of the Company	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400
Investment earnings (available to fund Company expenses up to a maximum of $2,150,000)	209,766

$65,825,016

NOTE E — NOTES PAYABLE TO STOCKHOLDERS
     Three unsecured notes were issued to two of the Founding Stockholders of the Company. One note of $100,000 and another for $50,000 were issued on May 2, 2005 and on September 26, 2005, respectively, and were payable the earlier of April 30, 2006 or upon the consummation of the Public Offering. On December 15, 2005, the unsecured notes referred to above were amended to provide that they become payable upon the earlier of the consummation of a Business Combination or the first anniversary of the consummation of the Public Offering. Another note of $720,000 was issued on March 3, 2006 and is payable on the earlier of March 3, 2007 or the consummation of a Business Combination. The notes all bear interest at 4% per annum. Due to the short-term nature of the notes, the fair value of the notes approximate their carrying amount. Interest expense of $5,500 has been included in the statement of operations for the period ended March 31, 2006 relating to these notes.
NOTE F — RELATED PARTY TRANSACTION
     The Company has agreed to pay Integrated Global Network, LLC, a related party and privately-held company where one of the Founding Stockholders serves in an executive capacity, an administrative fee of $4,000 per month for office space and general and administrative services from the effective date of the Proposed Offering through the date of a Business Combination. The statement of operations includes approximately $3,000 in connection with this agreement.

NOTE G — COMMON STOCK
     On August 24, 2005, the Company’s Board of Directors authorized a reverse stock split of one share of common stock for each two outstanding shares of common stock and approved an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock to 75,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.
At March 31, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.
NOTE H — INCOME TAXES
The provision for income taxes for the period ended March 31, 2006 consists of the following:

Current:
Federal	$70,000
Deferred:
Federal	(25,000)

Net tax provision	$45,000

The total tax provision for income taxes for the period ended March 31, 2006 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

Statutory Federal income tax rate	34%
State tax benefit net of federal tax	(3)%
Increase in state valuation allowance	3%
Other	(1)%

Effective income tax rate	33%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Operating costs deferred for income tax purposes	$30,000
Less: Valuation Allowance	(5,000)

Net deferred tax asset	$25,000

The Company has recorded a valuation allowance against the state deferred tax asset since they cannot determine realizability for tax purposes and therefore can not conclude that the deferred tax asset is more likely than not recoverable at this time.
NOTE I — COMMITMENTS
In connection with the Offering and pursuant to an advisory agreement, the Company has engaged its underwriters as its investment bankers to provide the Company with assistance in structuring the Business Combination. As compensation for the foregoing services, the Company will pay the Underwriters a cash fee at the closing of a Business Combination equal to 2% of the aggregate consideration paid in such Business Combination up to a maximum of $1,500,000.
Pursuant to letter agreements with the Company and the underwriters, the Founding Stockholders have waived their rights to participate in any liquidation distribution occurring upon our failure to complete a business combination, with respect to those shares of common stock acquired by them prior to the Offering and with respect to the shares included in the 170,000 Units they purchased in the Private Placement.
The Founding Stockholders will be entitled to registration rights with respect to their founding shares and the shares they purchased in the private placement pursuant to an agreement executed on March 3, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which the lock-up period expires. In addition, the Founding Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the anniversary of the effective date of the Offering.
NOTE J — PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

Item 8A.	CONTROLS AND PROCEDURES.
     Our management, including our President and Chief Executive Officer, Ram Mukunda, along with our Treasurer and Chief Financial Officer, John Cherin, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.	OTHER INFORMATION.
     None.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Directors, Executive Officers and Special Advisors
     Our current directors, executive officers and special advisors are as follows:

Name	Age	Position

Dr. Ranga Krishna	43	Chairman of the Board
Ram Mukunda	47	Chief Executive Officer, President and Director
John Cherin	65	Chief Financial Officer, Treasurer and Director
Sudhakar Shenoy	59	Director
Suhail Nathani	41	Director
Larry Pressler	64	Special Advisor
P.G. Kakodkar	70	Special Advisor
Shakti Sinha	49	Special Advisor
Dr. Prabuddha Ganguli	57	Special Advisor
Dr. Anil K. Gupta	56	Special Advisor
     Dr. Ranga Krishna, has served as our Chairman of the Board since December 15, 2005. Dr. Krishna previously served as a Director from May 25, 2005 to December 15, 2005 and as our Special Advisor from April 29, 2005 through June 29, 2005. In September 1999, he co-founded Fastscribe, Inc., an Internet-based medical and legal transcription company with its operations in India and over 200 employees. He has served as a director of Fastscribe since September 1999. In February 2003, Dr. Krishna founded International Pharma Trials, Inc., a company with operations in India and over 150 employees which assists U.S. pharmaceutical companies performing Phase II clinical trials in India. He is currently the Chairman and CEO of that company. In April 2004, Dr. Krishna founded Global Medical Staffing Solutions, Inc., a company that recruits nurses and other medical professionals from India and places them in U.S. hospitals. Dr. Krishna is currently serving as the Chairman and CEO of that company. Dr. Krishna is a member of several organizations, including the American Academy of Neurology and the Medical Society of the State of New York. He is also a member of the Medical Arbitration panel for the New

York State Workers’ Compensation Board. Dr. Krishna was trained at New York’s Mount Sinai Medical Center from 1991 to 1994 and New York University from 1994 to 1996.
     Mr. Ram Mukunda, has served as our Chief Executive Officer, President and a Director since our inception on April 29, 2005 and was Chairman of the Board from April 29, 2005 through December 15, 2005. From January 1990 to May 2004, Mr. Mukunda served as Founder, Chairman and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services into the emerging economies. Startec was among the first carriers to have a direct operating agreement with India for the provision of telecom services. Mr. Mukunda was responsible for the organization and structuring of the acquisition of a number of companies by Startec, for strategic investments in companies with India-based operations or which provided services to India-based companies and for integrating the acquired companies with Startec. Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 and conducted a public high-yield debt offering in 1998. Mr. Mukunda was also responsible for the restructuring of Startec after the company filed for bankruptcy protection under Chapter 11 in December 2001. Startec emerged from Chapter 11 in 2004. Ferris, Baker Watts, Inc., the representative of the underwriters for the public offering, acted as the managing underwriter in connection with the initial public offering of Startec in 1997, and one of its executives is also a member of the board of directors of Startec.
     From June 1987 to January 1990, Mr. Mukunda served as Strategic Planning Advisor at INTELSAT, a provider of satellite capacity. Mr. Mukunda currently serves on the board of directors of Phone Systems and Network, a communications company publicly traded in France, and he began his service in 2001. Mr. Mukunda serves on the Board of Visitors at the University of Maryland, School of Engineering. Mr. Mukunda is the recipient of several awards, including the University of Maryland’s 2001 Distinguished Engineering Alumnus Award and the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds B.S. degrees in electrical engineering and mathematics and a masters degree in Engineering from the University of Maryland.
     Mr. John Cherin, has served as our Chief Financial Officer, Treasurer and Director since our inception on April 29, 2005. Since 1998, Mr. Cherin has acted as a consultant and the principal of various partnerships, such as Cherin Global Consulting LC, Cherin Group LLC, Dolphin LLC, Infinity Global LLC and Cruising Global Inc. From 1966 through 1998 he worked at Arthur Andersen, an independent registered public accounting firm. Mr. Cherin was admitted to the worldwide partnership in 1977. Mr. Cherin served as a Senior Partner from March, 1993 to June 1998. From October 1984 to March 1993 Mr. Cherin ran the Enterprise practice for the metropolitan Washington area. Prior to that, Mr. Cherin ran the entrepreneurial practice in South Florida from September, 1977 to October, 1984. Mr. Cherin holds a B.A. degree from Northeastern University in Boston.
     Sudhakar Shenoy, has served as our Director since May 25, 2005. Since January 1981, Mr. Shenoy has been the Founder, Chairman and CEO of Information Management Consulting, Inc., a business solutions and technology provider to the government, business, health and life science sectors. Mr. Shenoy is a member of the Non Resident Indian Advisory Group that advises the Prime Minister of India on strategies for attracting foreign direct investment. Mr. Shenoy was selected for the United States Presidential Trade and Development Mission to India in 1995. From 2002 to June 2005 he served as the chairman of the Northern Virginia Technology Council. Since 1998 Mr. Shenoy has served on the Board of Directors of Startec Global Communications, a telecommunication company of which Mr. Mukunda, our CEO, was Chairman and CEO. In 1970, Mr. Shenoy received a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology (IIIT). In 1971 and 1973 he received an M.S. in electrical engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.
     Suhail Nathani, has served as our Director since May 25, 2005. Since September 2001 he has served as a partner at the Economics Laws Practice in India, which he co-founded. The 25-person firm focuses on consulting, general corporate law, tax regulations, foreign investments and issues relating to the World Trade Organization. From December 1998 to September 2001, Mr. Nathani was the Proprietor of the Strategic Law Group, also in India, where he practiced telecommunications law, general litigation and licensing. Mr. Nathani earned a L.L.M. in 1991 from Duke University School of Law. In 1990 Mr. Nathani graduated from Cambridge University with a M.A. with Honors in Law. In 1987 he graduated from Sydenham College of Commerce and Economics in Bombay, India.

     Senator Larry Pressler, has served as our Special Advisor since February 3, 2006. Since leaving the U.S. Senate in 1997, Mr. Pressler has been a combination of businessman, lawyer, corporate board director and university lecturer. From March 2002 to the present he has been a partner in the New York firm Brock Law Partners. Prior to that, from March 1997 to March 2002, he was a law partner with O’Connor & Hannan.
     From 1979 to 1997, Mr. Pressler served as a member of the United States Senate. He served as the Chairman of the Senate Commerce Committee on Science and Transportation, and the Chairman of the Subcommittee on Telecommunications (1994 to 1997). From 1995 to 1997 he served as a Member of the Committee on Finance and from 1981 to 1995 on the Committee on Foreign Relations. From 1975 to 1979, Mr. Pressler served as a member of the United States House of Representatives. Among other bills, Senator Pressler authored the Telecommunications Act of 1996. As a member of the Senate Foreign Relations Committee, he authored the “Pressler Amendment” which became the parity for nuclear weapons in Asia from 1980 to 1996.
     In 2000, Senator Pressler accompanied President Clinton on a visit to India. He is a frequent traveler to India where he lectures at universities and business forums. He is a member of several boards of Indian and US companies including the board of directors for Infosys Technologies, Inc. (INFY). He serves on the board of directors for The Philadelphia Stock Exchange and Flight Safety Technologies, Inc. (FLST). From 2002 to 2005 he served on the board of advisors at ChrysCapital, a fund focused on investments in India. He was on the board of directors of Spectramind from its inception in 1999 until its sale to WIPRO, Ltd (WIT) in 2003.
     In 1971, Mr. Pressler earned a Juris Doctor from Harvard Law School and a Masters in Public Administration from the Kennedy School of Government at Harvard. From 1964 to 1965 he was a Rhodes Scholar at Oxford University, England where he earned a diploma in public administration. Mr. Pressler is a Vietnam War veteran, having served in the U.S. Army in Vietnam in 1967 and 1968. He is an active member of the Veterans of Foreign Wars Association.
     P. G. Kakodkar, has served as our Special Advisor since February 3, 2006. Mr. Kakodkar serves on the board of 13 Indian companies, 11 of which are public in India. Since January of 2005 he has been a member of the board of directors of State Bank of India (SBI) Fund Management, Private Ltd. which runs one of the largest mutual funds in India. Mr. Kakodkar’s career spans 40 years at the State Bank of India. He served as its Chairman from October 1995 to March 1997. Prior to his Chairmanship he was the Managing Director of State Bank of India (SBI) Fund Management Private Ltd. which operates the SBI Mutual Fund.
     Since July 2005 he has served on the board of directors of the Multi Commodity Exchange of India. Since April 2000 he has been on the board of Mastek, Ltd, an Indian software house specializing in client server applications. In June 2001 he joined the board of Centrum Capital Ltd, a financial services company. Since March 2000 he has been on the board of Sesa Goa Ltd., the second largest mining company in India. In April 2000 he joined the board at Uttam Galva Steel and in April 1999 he joined the board of Goa Carbon Ltd a manufacturer-exporter of petcoke. Mr. Kakodkar received a BA from Karnataya University and an MA from Bombay University, in economics, in 1954 and 1956, respectively. Mr. Kakodkar currently is an advisor to Societe Generale, India, which is an affiliate of SG Americas Securities, LLC, one of the underwriters of the public offering.
     Shakti Sinha, has served as our Special Advisor since May 25, 2005. Since July 2004, Mr. Sinha has been working as a Visiting Senior Fellow, on economic development, with the Government of Bihar, India. From January 2000 to June 2004 he was a Senior Advisor to the Executive Director on the Board of the World Bank. From March 1998 to November 1999 he was the Private Secretary to the Prime Minister of India. He was also the Chief of the Office of the Prime Minister. Prior to that he has held high level positions in the Government of India, including from January 1998 to March 1998 as a Board Member responsible for Administration in the Electricity Utility Board of Delhi. From January 1996 to January 1998 he was the Secretary to the Leader of the Opposition in the lower house of the Indian Parliament. From December 1995 to May 1996 he was a Director in the Ministry of Commerce. In 2002, Mr. Sinha earned a M.S. in International Commerce and Policy from George Mason University. In 1978, he earned a M.A. in History from the University of Delhi and in 1976 he earned a B.A. (Honors) in Economics from the University of Delhi.
     Dr. Prabuddha Ganguli has served as our Special Advisor since May 25, 2005. Since September 1996, Dr. Ganguli has been the CEO of Vision-IPR. The company offers management consulting on the protection of

Intellectual Property Rights (IPR). His clients include companies in the Pharmaceutical, Chemical and Engineering industries. He is an adjunct professor of IPR at the Indian Institute of Technology, Bombay. Prior to 1996, from August 1991 to August 1996 he was the Head of Information Services and Patents at the Hindustan Lever Research Center. In 1986, he was elected as a fellow to the Maharastra Academy of Sciences. In 1966 he received the National Science Talent Scholarship. In 1977, Dr. Ganguli was awarded the Alexander von Humboldt Foundation Fellow (Germany). He is Honorary Scientific Consultant to the Principal Scientific Adviser to the Government of India. He is a Member of the National Expert Group on Issues linked to Access to Biological materials vis-à-vis TRIPS and CBD Agreements constituted by the Indian Ministry of Commerce and Industry. He is also a Member of the Editorial Board of the IPR journal “World Patent Information” published by Elsevier Science Limited, UK. He is a Consultant to the World Intellectual Property Organization, Geneva in IPR capability building training programs in various parts of the world. In 1976, Dr. Ganguli received a PhD from the Tata Institute of Fundamental Research, Bombay in chemical physics. In 1971, he received a M.S. in Chemistry from the Indian Institute of Technology (Kanpur) and in 1969 he earned a B.S. from the Institute of Science (Bombay University).
     Dr. Anil K. Gupta, has served as our Special Advisor since May 25, 2005. Dr. Gupta has been Chair of the Management & Organization Department, Ralph J. Tyser Professor of Strategy and Organization, and Research Director of the Dingman Center for Entrepreneurship at the Robert H. Smith School of Business, The University of Maryland at College Park since July 2003. Dr. Gupta earned a Bachelor of Technology from the Indian Institute of Technology in 1970, an MBA from the Indian Institute of Management in 1972, and a Doctor of Business Administration from the Harvard Business School in 1980.
     Dr. Gupta has served on the board of directors of NeoMagic Corporation (NMGC) since October 2000 and has previously served as a director of Omega Worldwide (OWWP) from October 1999 through August 2003 and Vitalink Pharmacy Services (VTK) from July 1992 through July 1999.
     Our board of directors is divided into three classes (Class A, Class B and Class C) with only one class of directors, being elected in each year and each class serving a three-year term. The term of office of the Class A directors, consisting of Mr. Nathani and Mr. Shenoy, will expire at our first annual meeting of stockholders. The term of office of the Class B directors, consisting of Mr. Cherin and Dr. Krishna, will expire at the second annual meeting of stockholders. The term of office of the Class C directors, consisting of Mr. Mukunda, will expire at the third annual meeting of stockholders.
     These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and evaluate prospective acquisition candidates, select target businesses and structure, negotiate and consummate a business combination, although we cannot assure you that they will, in fact, be able to do so.
Committee of the Board of Directors
     Our Board of Directors has established an Audit Committee currently composed of two (2) independent directors, which reports to the Board of Directors. Dr. Krishna and Mr. Shenoy, each of whom is an independent director under the American Stock Exchange’s listing standards, serve as members of our Audit Committee. Dr. Krishna serves as Chairman of the Audit Committee. In addition, our Board of Directors has determined that Mr. Shenoy is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems. We intend to locate and appoint at least one additional independent director to our audit committee within one year after the completion of the offering to increase the size of the Audit Committee to three (3) members.
     In addition, the Audit Committee will monitor compliance on a quarterly basis with the terms of the public offering. If any noncompliance is identified, then the Audit Committee is charged with the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of the public offering.
Financial Experts on Audit Committee
     The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
     In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Shenoy satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.
Nomination to Board
     Prior to the formation of a nominating committee, a majority of independent directors shall select, or recommend to the full Board for selection, all nominees to the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
     Based on our assessment of beneficial ownership, each director, officer and beneficial owner of more than 10 percent of our registered securities has complied with Section 16(a).
Code of Ethics
     We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. The code of conduct and ethics was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 2, 2006.

Item 10.	EXECUTIVE COMPENSATION.
     Other than Integrated Global Networks, LLC, an affiliate of Mr. Mukunda, our Chief Executive Officer and President, no executive officer or any affiliate of an executive officer has received any cash compensation for services rendered. We paid Integrated Global Networks, LLC, a monthly fee of $4,000 for general and administrative services including office space, utilities and secretarial support. This arrangement was for our benefit and was not intended to provide Mr. Mukunda, a stockholder of Integrated Global Networks, LLC with compensation in lieu of salary. We believe that the fee charged by Integrated Global Networks, LLC was at least as favorable as we could have obtained from an unaffiliated third party, based on rents and fees for similar services in the Washington, DC metropolitan area. However, because our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving the transaction.
     As of our fiscal year ended March 31, 2006, other than the $4,000 fee paid to Integrated Global Networks, LLC, no compensation of any kind, including finder’s and consulting fees, was paid to any of our existing stockholders, including our officers, directors and special advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     We issued an aggregate of 3,500,000 shares of our common stock to our officers, directors and special advisors for an aggregate consideration of $17,500. The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2006, and reflects the sale of our common stock included in the units offered in the initial public offering, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and our special advisors; and

•	all our officers and directors as a group.
Security Ownership of Certain Beneficial Owners
     The following persons are beneficial owners of more than five percent of our common stock as of June 1, 2006.

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner[1]	Beneficial Ownership	Percent of Class

Common Stock	Ram Mukunda	1,675,000 shares(2)	11.99%

(1)	Unless otherwise noted, the business address of each of the following is 4336 Montgomery Avenue, Bethesda, Maryland, 20814.

(2)	Mr. Mukunda’s number of shares includes 425,000 shares owned by his wife, Parveen Mukunda. The beneficial ownership listed in this chart for Mr. Mukunda does not include the 33.334 units purchased in the private placement immediately prior to our initial public offering.
Security Ownership of Management
     As of March 31, 2006, our officers and directors own the following:

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner[1]	Beneficial Ownership	Percent of Class

Common Stock	Ram Mukunda, Chief Executive Officer, President and Director	1,675,000 shares[2]	11.99%
Common Stock	Dr. Ranga Krishna, Chairman of the Board	470,000 shares	3.36%
Common Stock	John Cherin, Chief Financial Officer, Treasurer and Director 662 Live Oak Drive McLean, VA 22101	287,500 shares[3]	2.05%
Common Stock	Suhail Nathani, Director	50,000 shares	0.36%
Common Stock	Sudhakar V. Shenoy, Director	50,000 shares	0.36%
Common Stock	Larry Pressler, Special Advisor	25,000 shares	0.18%
Common Stock	P.G. Kakodkar, Special Advisor	12,500 shares	0.09%
Common Stock	Shakti Sinha, Special Advisor	12,500 shares	0.09%
Common Stock	Dr. Prabuddha Ganguli, Special Advisor	12,500 shares	0.09%
Common Stock	Dr. Anil K. Gupta, Special Advisor	25,000 shares	0.18%
Common Stock	Directors and officers as a group (five individuals)	2,620,000 shares	18.75%

(1)	Unless otherwise noted, the business address of each of the following is 4336 Montgomery Avenue, Bethesda, Maryland, 20814.

(2)	Mr. Mukunda’s number of shares includes 425,000 shares owned by his wife, Parveen Mukunda. The beneficial ownership listed in this chart for Mr. Mukunda does not include the 33.334 units purchased in the private placement immediately prior to our initial public offering.

(3)	The beneficial ownership listed in this chart for Mr. Cherin does not include the 16,666 units purchased in the private placement immediately prior to our initial public offering.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Prior Share Issuances
     On May 5, 2005, we issued 1,750,000 shares for an aggregate consideration of $17,500 in cash, at an average purchase price of approximately $.01 per share, as follows:

Name	Number of Shares(1)	Relationship to Us

Dr. Ranga Krishna	250,000	Chairman of the Board
Ram Mukunda	1,250,000	Chief Executive Officer, President and Director
John Cherin	250,000	Chief Financial Officer, Treasurer and Director
     On June 20, 2005, we issued 750,000 shares for an aggregate consideration of $7,500 in cash, at a purchase price of approximately $.01 per share, as follows:

Name	Number of Shares(1)(2)(3)	Relationship to Us

Parveen Mukunda	425,000	Chief Executive Officer’s spouse
Sudhakar Shenoy	37,500	Director
Suhail Nathani	37,500	Director
Shakti Sinha	12,500	Special Advisor
Dr. Prabuddha Ganguli	12,500	Special Advisor
Dr. Anil K. Gupta	25,000	Special Advisor

(1)	The share numbers and per share purchase prices in this section reflect the effects of a 1-for-2 reverse split effected September 29, 2005.

(2)	Representing shares issued to our officers, directors and Special Advisors in consideration of services rendered or to be rendered to us.

(3)	200,000 of the 750,000 shares issued on June 20, 2005 were issued to former shareholders. On September 7, 2005 one former shareholder surrendered to the Company 62,500 shares, and on February 5, 2006 another former shareholder surrendered to the Company 137,500 shares. These 200,000 shares were reissued as set forth below.
     On February 5, 2006, we reissued the 200,000 shares for an aggregate consideration of $2,000 in cash at a price of approximately $.01 per share as follows:

Name	Number of Shares	Relationship to Us

Dr. Ranga Krishna	100,000	Chairman of the Board
John Cherin	37,500	Chief Financial Officer, Treasurer and Director
Larry Pressler	25,000	Special Advisor
P.G. Kakodkar	12,500	Special Advisor
Sudhakar Shenoy	12,500	Director
Suhail Nathani	12,500	Director
     A majority of the holders of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement between these shareholders and the Company. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which the lock-up period expires. After the Company receives the demand for registration, it will notify the other holders of these shares of their ability to include their shares in the registration. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. Piggy-back registration rights allow these shareholders to include their shares in a registered offering proposed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
     Ram Mukunda, John Cherin and Dr. Ranga Krishna purchased in the aggregate 170,000 units in a private placement immediately prior to the public offering at a price equal to the price of the public offering, $6.00 per unit.
     The existing stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the public offering and the 170,000 shares included in the units they have purchased in the private placement. Therefore, they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the public offering. In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and special advisors, have agreed to vote all of the shares of common stock owned by them, including those acquired in the private placement or during or after the public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.
     In general, officers and directors of a corporation incorporated under the laws of the State of Maryland are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
     Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above listed criteria to other entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. The above mentioned conflicts may not be resolved in our favor.
     In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers, directors and special advisors has agreed, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director or special advisor, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Maryland law, subject to any pre-existing fiduciary obligations they might have.
     In connection with the vote required for any business combination, all of our founding stockholders (which includes all of our officers, directors and special advisors) have agreed to vote all of their respective shares of common stock, including shares they may acquire in the private placement or during or after the public offering, in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in the public offering. Accordingly, they will not be entitled to exercise the conversion rights available to public stockholders who vote against a business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution, but only with respect to those shares of common stock acquired by them prior to the public offering and the 170,000 shares included in the units they have purchased in the private placement.
     To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial perspective.
     We anticipate reimbursing our officers, directors and special advisors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.
     Other than the reimbursable out-of-pocket expenses payable to our officers, directors and our special advisor, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers, directors, or our special advisor who owned our common stock prior to the public offering, or, other than under the general and administrative services arrangement with Integrated Global Networks, LLC, to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.
     All ongoing and future transactions between us and any of our officers, directors, special advisors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.
     To date, we have received an aggregate of $870,000 in loans made by Mr. Mukunda and Dr. Krishna. Of which, approximately $150,000 of these loans are payable upon the earlier of (i) the first anniversary of the consummation of the public offering or (ii) the date of the consummation of a business combination. The remaining $720,000 of the loans are payable upon the earlier of (i) March 3, 2007 or (ii) the date of the consummation of a business combination.

Item 13.	EXHIBITS.

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of India Globalization Capital, Inc. Filed as Exhibit 3.1 to the Company’s registration statement on Form S-1/A (Commission File 333-124942) and incorporated by reference herein.
3.2	Bylaws of India Globalization Capital, Inc. Filed as Exhibit 3.2 to the Company’s registration statement on Form S-1/A (Commission File 333-124942) and incorporated by reference herein.
10.1	Letter Agreement Re Initial Public Offering 5/5/2005. Filed as Exhibit 10.1 to the Company’s registration statement on Form S-1/A (Commission File 333-124942) and incorporated by reference herein.
10.2	Letter Agreement Re Initial Public Offering 5/11/2005. Filed as Exhibit 10.2 to the Company’s registration statement on Form S-1/A (Commission File 333-124942) and incorporated by reference herein.
10.3	Letter Agreement Re Initial Public Offering 5/5/2005. Filed as Exhibit 10.3 to the Company’s registration statement on Form S-1/A (Commission File 333-124942) and incorporated by reference herein.
14.1	Code of Ethics of India Globalization Capital, Inc. Filed as Exhibit 99.1 to the Company’s registration statement on Form S-1/A (Commission File 333-124942) and incorporated by reference herein.
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The firm of Goldstein, Golub, Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Category	Year	Fees
Audit Fees — in connection with IPO	Inception — 2006	$69,300
Audit Fees — in connection with 10-KSB filing (estimate)	Inception — 2006	$15,000
Audit-Related Fees	Inception — 2006	—
Tax Fees	Inception — 2006	—
All Other Fees	Inception — 2006	—

     Prior to engagement of the principal accountant to perform audit services for the Corporation, the principal accountant was pre-approved by our Audit Committee pursuant to the Corporation’s policy requiring such approval.
     One hundred percent (100%) of all audit, audit-related and tax services were pre-approved by our Audit Committee.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.
Date: June 27, 2006	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: June 27, 2006	/s/ John Cherin
John Cherin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2006	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna, Director

Date: June 27, 2006	/s/ Sudhakar Shenoy
Sudhakar Shenoy, Director

Date: June 27, 2006	/s/ Ram Mukunda
Ram Mukunda, Director

Date: June 27, 2006	/s/ John Cherin
John Cherin, Director