Form 10QSB
period 2006-06-30
India Globalization Capital, Inc.
filed 2006-08-21
CIK 1326205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number: 0001326205
INDIA GLOBALIZATION CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-2760393
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4336 Montgomery Ave., Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 983-0998
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes     ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☑  Yes     ☐  No
Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 11, 2006, the company had 13,974,500 shares outstanding.
Transitional Small Business Disclosure Format (Check one):     ☐  Yes     ☑  No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
India Globalization Capital, Inc.
(a development stage company)
CONDENSED BALANCE SHEET

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
		(Restated)
ASSETS

Current Assets:
Cash	$563,856	$2,210
Investments held in Trust Fund	65,713,970	65,825,016
Prepaid expenses and other current assets	56,750	76,766

Total Current Assets	66,334,576	65,903,992

Deferred tax assets	35,200	25,000

Total Assets	$66,369,776	$65,928,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	$61,501	$286,105
Notes payable to stockholders	870,000	870,000
Taxes payable	303,000	70,000
Due to Underwriters	1,769,400	1,769,400

Total current liabilities	3,003,901	2,995,505

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	$12,762,785	$12,762,785

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value;
1,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock — $.0001 par value;
75,000,000 shares authorized; issued and outstanding 13,974,500	1,397	1,397
Additional paid-in capital	50,613,145	50,613,145
Deficit accumulated during the development stage	(11,452)	(443,840)

Total stockholders’ equity	50,603,090	50,170,702

Total liabilities and stockholders’ equity	$66,369,776	$65,928,992

See notes to unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			April 29, 2005
			(Date of Inception)
			through
	June 30, 2006	June 30, 2005	June 30, 2006
Legal and formation, travel and other start up costs	$(120,313)	(15,000)	$(188,996)
Compensation expense	—	—	$(535,741)
Interest expense	$(8,300)	—	$(13,300)
Interest income	$783,801	—	$994,385

Income (Loss) before income taxes	$655,188	(15,000)	$256,348

Provision for income taxes, net	$222,800	—	$267,800

Net Income (Loss)	$432,388	(15,000)	$(11,452)

Net income per share: Basic and diluted	$0.03	$0.00

Weighted average number of shares outstanding—basic and diluted	13,974,500	3,789,474

See notes to unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock to founders at $.01 per share (1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	—	$25,000
Surrendered shares (62,500 shares on September 7, 2005 and 137,500 shares on February 5, 2006)	(200,000)	(20)	20	—	—
Issuance of common stock to founders at $.01 per share on February 5, 2006	200,000	20	537,721	—	537,741
Sale of 170,000 units in a private placement	170,000	17	1,019,983	—	1,020,000
Sale of 11,304,500 units, net of underwriters’ discount and offering expenses (including 2,259,770 shares subject to possible conversion) and $100 from underwriters option	11,304,500	1,130	61,793,456	—	61,794,586
Proceeds subject to possible conversion of shares	—	—	(12,762,785)	—	(12,762,785)
Net loss for the period	—	—	—	(443,840)	(443,840)

Balance at March 31, 2006	13,974,500	$1,397	$50,613,145	$(443,840)	$50,170,702

Unaudited:
Net income for the period	—	—	—	432,388	432,388

Balance at June 30, 2006	13,974,500	$1,397	$50,613,145	$(11,452)	$50,603,090

See notes to unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			April 29, 2005
			(Date of Inception)
	Three months ended	Three months ended	through
	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net income (Loss)	$432,388	$(15,000)	$(11,452)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on Treasury Bills	(774,739)	—	(977,761)
Non-cash compensation expense	—	—	535,741

Deferred taxes	(10,200)	—	(35,200)
Changes in:
Prepaid expenses and other current assets	20,016	—	(56,750)
Accrued expenses	13,822	15,000	61,501
Taxes payable	233,000	—	303,000

Net cash used in operating activities	(85,713)	—	(180,921)

Cash flows from investing activities:
Purchase of treasury bills	(196,843,092)	—	(328,072,519)
Maturity of treasury bills	197,542,851	—	263,322,851
Decrease (increase) in cash held in trust	186,026	—	13,459

Net Cash provided by (used in) investing activities	885,785	—	(64,736,209)

Cash flows from financing activities:
Issuance of common stock to founders	—	25,000	27,000
Payments of offering costs	(238,426)	(89,300)	(4,263,114)
Proceeds from notes payable to stockholders	—	100,000	870,000
Proceeds from issuance of underwriters option	—	—	100
Gross proceeds from initial public offering	—	—	67,827,000
Proceeds from private placement	—	—	1,020,000

Cash provided by (used in) financing activities	(238,426)	35,700	65,480,986

Net increase in cash	$561,646	$35,700	$563,856

Cash at the beginning of the period	2,210	—	—

Cash at the end of the period	$563,856	$35,700	$563,856

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$—	$241,200	$—
Accrual of deferred underwriters’ fees	$—	$—	$1,769,400

See notes to unaudited condensed financial statements

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE A — BASIS OF PRESENTATION
The financial statements for the three months ended June 30, 2006 and for the period from April 29, 2005 (inception) to June 30, 2006 and June 30, 2005 are unaudited and include the accounts of India Globalization Capital, Inc. (a corporation in the development stage) (the “Company”).
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three months ended June 30, 2006 and the period from April 29, 2005 to June 30, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the period ended March 31, 2006. The March 31, 2006 balance sheet has been derived from the audited financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE B — ORGANIZATION AND BUSINESS OPERATIONS
The Company was incorporated in Maryland on April 29, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in an unspecified industry located in India through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.
The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note D) was declared effective March 2, 2006. The Company consummated the Public Offering including the over allotment option on March 8, 2006, and preceding the consummation of the Public Offering on March 2, 2006 certain of the officers and directors of the Company purchased an aggregate of 170,000 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of the distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement and the Offering of approximately $62,815,000 (Note C).
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (together, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring one or more operating businesses in an unspecified industry located in India (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately ninety-seven percent (97%) of the gross proceeds of the Public Offering are being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds, along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 50% or more of the shares issued in the Offering vote against the Business Combination or the holders of 20% or more of the shares issued in the Public Offering elect to exercise their conversion rights, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Public Offering (the “Founding Stockholders”) will not participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Public Offering (Note C).

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

NOTE D — INVESTMENTS HELD IN TRUST FUND
Investments held in trust consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of income. Investments held in trust as of June 30 and March 31, 2006 include the following:

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Investment held for the benefit of the Company	$63,845,850	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400	1,769,400
Investment earnings (available to fund Company expenses up to a maximum of $2,150,000)(1)	98,720	209,766

	$65,713,970	$65,825,016

(1)	Through June 30, 2006, the Company has transferred $879,041 of Investment Earnings from the Trust Account into its operating account.
NOTE E — NOTES PAYABLE TO STOCKHOLDERS
Three unsecured notes were issued to two of the Founding Stockholders of the Company. One note of $100,000 and another for $50,000 were issued on May 2, 2005 and on September 26, 2005, respectively, and were payable the earlier of April 30, 2006 or upon the consummation of the Public Offering. On December 15, 2005, the unsecured notes referred to above were amended to provide that they become payable upon the earlier of the consummation of a Business Combination or the first anniversary of the consummation of the Public Offering. Another note of $720,000 was issued on March 3, 2006 and is payable on the earlier of March 3, 2007 or the consummation of a Business Combination. The notes all bear interest at 4% per annum. Due to the short-term nature of the notes, the fair value of the notes approximate their carrying amount. Interest expense of $8,300 has been included in the statement of operations for the quarter ended June 30, 2006 and $13,800 for the period from inception to June 30, 2006 relating to these notes.
NOTE F — RELATED PARTY TRANSACTION
The Company has agreed to pay Integrated Global Network, LLC, a related party and privately-held company where one of the Founding Stockholders serves in an executive capacity, an administrative fee of $4,000 per month for office space and general and administrative services from the effective date of the Proposed Offering through the date of a Business Combination. The statement of operations includes approximately $13,000 in connection with this agreement.
In February 2006, the Company issued an aggregate of 200,000 shares of common stock to its founders and advisors. The shares were issued for an aggregate price of approximately $2,000. The fair value of these shares was estimated to be $537,741, the difference of $535,741 was recorded as compensation expense on the accompanying statement of operations. The fair value was determined by allocating the $6.00 Unit price in the Offering between the estimated fair value of the shares and warrants to be included therein. The per share fair value was estimated to be $2.69. The March 31, 2006 balances have been restated to record this compensation expense.
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
At June 30, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.

NOTE H — COMMITMENTS
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
NOTE I — PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under our “Plan of Operation” and matters described in this report generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.
     The information contained in this report identifies important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.
Description of Business
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
     For the three months ended June 30, 2006, we had net income of approximately $432,388, derived primarily from interest income related to the cash held in our trust account, net of legal, formation, travel and other start-up costs.
     For the period from April 29, 2005 (inception) through June 30, 2006, we had a net loss of approximately $11,452, derived primarily from interest income related to the cash held in our trust account, net of legal and start-up costs and compensation expense.
Plan of Operation
     We currently are not engaged in any operations and we do not expect to engage in, any substantive commercial business for an indefinite period of time. Our business activities consist solely of pursuing businesses with operations primarily in India, in order to consummate a business combination. To date, we have not selected any target business for a business combination. However, our management is actively pursuing target companies with operations in India, and we anticipate that this will continue to be our only business activity until the consummation of a business combination.
     We estimate that the net proceeds from the sale of the units in the public offering, our private placement to officers and directors, loans from our founders and the deferred offering costs to be $63,845,850, after deducting offering expenses and underwriting discounts. This entire amount is held in trust (the “trust account”). Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the trust account.
     We do not believe we will need additional financing to supplement the proceeds of public offering, our private placement to officers and directors, loans from our founders in order to meet the expenditures required for operating our business. Interest earned on the trust account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a business combination. As of June 30, 2006, interest earned on the trust fund totaled $977,761, of which we have transferred $879,041 into our operating account. We anticipate that the funds available to us outside of the trust account will be sufficient to sustain our business activities for approximately 18 months, assuming that a business combination is not consummated during that time. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such a business combination.
     The proceeds held in the trust account are invested in government securities (Treasury Bills and money market funds) until the earlier of (i) the consummation of our first business combination or (ii) the distribution of the trust account. In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the public offering (March 8, 2006), or 24 months from the consummation of the public offering if certain extension criteria have been satisfied (see “Plan of Operations - Timing of Business Combination” below), we will be forced to liquidate and the proceeds held in the trust account will be distributed to the Company’s public stockholders. However, our founding shareholders (shareholders prior to our public offering) will not participate in any liquidation distribution with respect to any shares of our common stock acquired in connection with or following the public offering. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price.
     Sources of target businesses
     Since our public offering, we have been actively engaged in sourcing a suitable business combination candidate. We anticipate that we will locate acquisition candidates through three possible sources: (1) the professional community, including, without limitation, investment bankers, attorneys and accountants; (2) quasi-governmental associations such as the International Finance Corporation, which is a member of the World Bank; and (3) the industries subject to deregulation by the Indian government. We have not engaged or retained any agent or other representative to identify or locate any suitable candidate for a proposed business combination with us other than Ferris, Baker Watts, Inc. and SG Americas Securities, LLC with whom we have entered into the advisory agreement described below. In addition, we may locate acquisition candidates through other unaffiliated sources, including private equity and venture capital funds and public and private companies. Our officers, directors and special advisors and their affiliates may also bring acquisition candidates to our attention. In addition to contacting the sources described above for potential acquisition candidates, we expect that we may be contacted by unsolicited parties who become aware of our interest in prospective targets through press releases, word of mouth, media coverage and our website, should these outlets develop. We may pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us. Any such fee would be conditioned on our consummating a business combination with the identified target. We anticipate that such fees, if any, like the Ferris, Baker Watts Inc. and SG Americas Securities, LLC fee described below, would be a percentage of the consideration associated with such business combination, with the percentage to be determined based on local market conditions at the time of such combination.
     We have engaged Ferris, Baker Watts, Inc., the representative of the underwriters in our public offering, and SG Americas Securities, LLC, one of the participating underwriters in the public offering, whereby Ferris, Baker Watts, Inc. and SG Americas Securities, LLC to serve as our financial advisors in connection with a business combination for a period of two years from the effective date of our public offering, March 2, 2006. Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will perform certain advisory services for us, including without limitation, assisting us in determining an appropriate acquisition strategy and tactics, evaluating the consideration that may be offered to a target business, assisting us in the negotiation of the financial terms and conditions of a business combination and preparing a due diligence package regarding a business combination for our board of directors. The due diligence services to be provided by Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will consist of gathering, preparing and organizing information to be considered by our board of directors, among other things, once a target for a business combination has been identified. Pursuant to the terms of this agreement, Ferris, Baker Watts, Inc., will be entitled to receive 2% of the consideration associated with any business combination by us, a portion of which shall be allocated to SG Americas Securities, LLC pursuant to a separate agreement between the parties. The fee will be capped at $1,500,000 and will be paid out of the trust account proceeds only upon consummation of a suitable business combination. In addition to the foregoing fee, we have agreed to reimburse Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, promptly, on a monthly basis, for all of the reasonable out-of-pocket expenses incurred by it, whether or not a business combination is consummated; provided, however, that such expenses in the aggregate will not exceed $25,000 without our prior consent.
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
     The above criteria are not intended to be exhaustive. In addition, our initial business combination must be with one or more operating businesses that, collectively, have a fair market value of at least 80% of our net assets (excluding any fees and expenses held in the trust account for the benefit of Ferris, Baker Watts, Inc.) at the time of the acquisition. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in carrying out a business combination consistent with our business objective. In evaluating prospective target businesses, we intend to conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that will be made available to us. Although our management intends to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all significant risk factors.
     After signing a definitive agreement for the acquisition of a target business, we will submit such transaction for stockholder approval. We may consummate our initial business combination if (i) it is approved by a majority of the shares of common stock voted by the public stockholders, and (ii) public stockholders owning less than 20% of the shares purchased by the public stockholders in the initial public offering exercise their conversion rights. In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors, and our special advisors, have agreed to vote the shares of common stock owned by them in accordance with the majority of the shares of common stock voted by the public stockholders.
     Timing of business combination
     Pursuant to the terms of our public offering, we must complete a business combination within 18 months after the consummation of the public offering (March 8, 2006), or 24 months if the extension criteria described below have been satisfied. If we do not complete the business combination, then we will dissolve the Company and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. We will have an extension period of six months for a total of 24 months from the consummation of the public offering in which to complete the business combination, if we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the public offering, but are unable to complete the business combination within the 18-month period. If we are unable to do so by the expiration of the 24-month period from the consummation of the public offering, we will then begin the dissolution and liquidation procedures described above. The trustee of the trust account will immediately commence liquidating the investments constituting the trust account and will turn over the proceeds to our public stockholders.
Employees
     We do not intend to have any full-time employees prior to the consummation of a business combination. We currently have two executive officers, both of whom are members of our board of directors, as well as five special advisors. We have two other part-time employees. We do not expect any significant changes in the number of employees until such time as we consummate a business combination.
     Our executive officers and part-time employees are not obligated to devote their full time to our matters and intend to devote only as much time as they deem necessary to our affairs; however, we expect Ram Mukunda, our President and Chief Executive Officer, to devote an average of approximately fifteen hours per week to our business. Likewise, we anticipate that John Cherin, our Treasurer and Chief Financial Officer, as well as Dr. Ranga Krishna, the Chairman of our Board of Directors, each to devote an average of approximately ten hours per week to our business.
     We expect Mr. Mukunda to devote substantially all of his time to our business once we have signed a term sheet with a target business. While it is possible that one or more of our officers, directors and special advisors will remain associated with us in some capacity following a business combination, it is unlikely that any of them, except for Mr. Mukunda, will devote their full efforts to our affairs subsequent to a business combination. Following a business combination, we may recruit additional managers to supplement the incumbent management of the target business or businesses, and we expect to hire full-time employees as well.
Off Balance Sheet Arrangements
     Options and warrants issued in conjunction with our initial public offering are equity linked derivatives; accordingly, they represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the June 30, 2006 financial statements for a discussion of outstanding options and warrants.
Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only government securities, such as Treasury Bills and money market funds, meeting conditions of the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.
Item 4. Controls and Procedures
     Our management, including our President and Chief Executive Officer, Ram Mukunda, along with our Treasurer and Chief Financial Officer, John Cherin, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended March 31, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing

us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
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
     These stockholders agreed to waive their rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the public offering and the 170,000 shares included in the units they purchased in the private placement. Therefore, they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the public offering. In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and special advisors, have agreed to vote all of the shares of common stock owned by them, including those acquired in the private placement or during or after the public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.
     Ram Mukunda, John Cherin and Dr. Ranga Krishna purchased in the aggregate 170,000 units in the above-mentioned private placement offering immediately prior to the public offering, at a price equal to the price of the public offering, $6.00 per unit. This private placement offering was not registered in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. Registration was not required because the shares were sold to officers and directors of the issuer, who qualify as “accredited investors”, as defined in Rule 501(a) of Regulation D. As mentioned above, these stockholders agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to the shares purchased in this private placement offering.
     The units purchased by the founding stockholders were identical to the units issued in the initial public offering, consisting of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or March 2, 2007 (one year from the effective date of the public offering), and expiring March 2, 2011 (five years from the effective date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire. On June 30, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.
Registered Offering Use of Proceeds
     The registration statement for the Company’s initial public offering was declared effective March 2, 2006. On March 8, 2006, the Company sold 11,304,500 units (“Units”) in the Public Offering, including the over-allotment option of 1,474,500 Units exercised by the underwriters of the public offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants.
     The following is a breakdown of Units registered and the Units sold in that offering:

	Aggregate price of the		Aggregate price of the
Amount Registered*	amount registered	Amount Sold	amount sold to date
11,304,500 Units	$67,827,000	11,304,500	$67,827,000

*	Includes the over-allotment option of 1,474,500 Units exercised by the underwriters of the public offering
     After deducting offering expenses of approximately $871,800 and underwriting discounts of approximately $5,160,750, approximately $61,794,450 of the aggregate proceeds from the public offering were deposited into a trust account at SunTrust Bank maintained by Continental Stock Transfer & Trust Company acting as trustee. Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the trust account. The net proceeds from the 170,000 units which were purchased in a private placement immediately prior to the public offering by our officers and directors were placed in the trust account, which they have agreed to forfeit if a business combination is not consummated. In addition, the proceeds from the loans from our founders in the aggregate amount of $870,000 were placed in the trust account. The loans will be repaid from the interest accrued on the amount in escrow, but will not be repaid from the principal in escrow.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     There have been no material changes to the rights of our security holders, and there is no other material items or information that would otherwise require disclosure in a Form 8-K during the period covered by this quarterly report.
Item 6. Exhibits
     The following exhibits are included in this report:
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date:	August 21, 2006	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	August 21, 2006	/s/ John Cherin
John Cherin
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)