Form 10KSB/A
period 2006-03-31
India Globalization Capital, Inc.
filed 2006-08-31
CIK 1326205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 000-1326205
INDIA GLOBALIZATION CAPITAL, INC.
(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)
4336 Montgomery Ave. Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 983-0998
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered

Units, each consisting of one share of Common Stock	American Stock Exchange
and two Warrants
Common Stock	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act: None.
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
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of June 1, 2006 was $62,626,930. For purposes of the computation we consider all directors and holders of 10 percent or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of June 1, 2006 was 11,304,500 shares.
The number of shares of Common Stock outstanding on June 1, 2006 was 13,974,500 shares.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑
Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE
India Globalization Capital, Inc. (“we,” “us,” or the “Company”) has restated its balance sheet as of March 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from April 29, 2005 (inception) through March 31, 2006 and amended the related disclosures in our 2005 Annual Report on Form 10-KSB that was originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2006 (the “Original Report”) as described below. As we stated in our 8-K filed August 18, 2006, the Company’s previously issued financial statements for these periods should no longer be relied upon.
This Form 10-KSB/A is being filed by India Globalization Capital, Inc. to amend the Company’s 2005 Annual Report on Form 10-KSB that was initially filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2006 (the “Original Report”) in order to record stock compensation expense for the fair value of the shares of common stock issued to its founders and advisors in February 2006. The restatement adjustments are non-cash and had no effect on operating cash flows.
This Form 10-KSB/A also corrects errors in our disclosure in Item 5. Market for Commom Equity and Related Stockholder Matters regarding the uses of proceeds from our public offering.
This Form 10-KSB/A amends only the cover page and Part II, Items 5, 6 and 7 of the Original Report (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the Original Report. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A as Exhibits 31 and 32.
Except as described above, no other changes have been made to the Original Filing. This Form 10-KSB/A does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. This Form 10-KSB/A is effective for all purposes as of the date of the filing of the Original Filing.

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
Unregistered Sales of Equity Securities
     Immediately prior to the public offering, the Company completed a private placement to management of 170,000 units. Each unit issued in the private placement consisted of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds from private placement of $1,020,000.
Use of Proceeds from the Public Offering
     On May 13, 2005, we filed a registration statement on Form S-1 (Commission File 333-124942) with the Securities and Exchange Commission, which was declared effective on March 8, 2006. On March 8, 2006, the public offering of 11,304,500 units (including exercise in full of underwriters’ over-allotment option) of the Company was consummated. Each unit issued in the public offering consisted of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds from the public offering and private placement of $67,827,000.
     The following is a breakdown of units registered and the units sold in that offering:

	Aggregate price of the		Aggregate price of the
Amount Registered	amount registered	Amount Sold	amount sold to date
11,304,500 units	$67,827,000	11,304,500 units	$67,827,000
     After deducting offering expenses of approximately $871,800 and underwriting discounts of approximately $5,160,750, approximately $61,794,450 of the aggregate proceeds from the public offering were deposited into a trust account at SunTrust Bank maintained by Continental Stock Transfer & Trust Company acting as trustee. However, of the $871,800 of offering expenses, a portion of these expenses were not paid prior to the close of fiscal year end and were subsequently placed in the trust account. These expenses were paid subsequent to the fiscal year end from interest on the trust account. Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the trust account. The net proceeds from the 170,000 units which were purchased in a private placement immediately prior to the public offering by our officers and directors were placed in the trust account, which they have agreed to forfeit if a business combination is not consummated. In addition, the proceeds from the loans from our founders in the aggregate amount of $870,000 were placed in the trust account. The loans will be repaid from the interest accrued on the amount in escrow, but will not be repaid from the principal in escrow. The total amount placed in trust was $63,845,850.

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
     The net proceeds from the sale of the units in the public offering and the private placement and the loans from founders and the deferred costs were $62,815,000, after deducting offering expenses of approximately $871,800 and underwriting discounts of approximately $5,160,750, including $1,769,400 evidencing the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. However, of the $871,800 of offering expenses, a portion of these expenses were not paid prior to the close of fiscal year end and were subsequently placed in the trust account. These expenses were paid subsequent to the fiscal year end from interest on the trust account. This entire amount ($63,845,850) was placed in trust. Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the trust account, as well as $870,000 of loan proceeds from notes issued to our founding stockholders. We will use substantially all of the net proceeds of the public offering to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination. However, we may not use all of the proceeds in the trust in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust, because we finance a portion of the consideration with our capital stock or debt securities or because certain fees and expenses held in the trust account are due to Ferris, Baker Watts, Inc. In that event, other than the fees and expenses due to Ferris, Baker Watts, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.
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
Off Balance Sheet Arrangements
Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the March 31, 2006 financial statements for a discussion of outstanding options and warrants.

Item 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
India Globalization Capital, Inc.
We have audited the accompanying balance sheet of India Globalization Capital, Inc. (a development stage company) as of March 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from April 29, 2005 (inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
As described in Note F, the accompanying financial statements have been restated to record compensation expense.
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
June 13, 2006, except for Note F,
as to which the date is August 18, 2006

India Globalization Capital, Inc.
(a development stage company)
BALANCE SHEET
(Restated)

March 31, 2006
ASSETS
Current Assets:
Cash	$2,210
Investments held in Trust Fund	65,825,016
Prepaid expenses and other current assets	76,766

Total Current Assets	65,903,992

Deferred tax assets—Federal and State, net of valuation allowance	25,000

Total Assets	$65,928,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$286,105
Notes payable to stockholders	870,000
Taxes payable	70,000
Due to underwriters	1,769,400

Total current liabilities	$2,995,505

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500	1,397
Additional paid-in capital	50,613,145
Deficit accumulated during the development stage	(443,840)

Total stockholders’ equity	$50,170,702

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,928,992

See notes to financial statements

India Globalization Capital, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(Restated)

April 29, 2005
(Date of inception)
through March 31, 2006
Legal and formation, travel and other start up costs	$(73,683)
Compensation expense	(535,741)
Interest income	210,584

Loss before income taxes	(398,840)

Provision for income taxes, net	45,000

Net loss	$(443,840)

Net loss per share: Basic and diluted	$(0.14)

Weighted average number of shares outstanding—basic and diluted	3,191,000

See notes to financial statements

India Globalization Capital, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Restated)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to founders at $.01 per share (1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	—	$25,000

Surrendered shares (on September 7, 2005 and February 5, 2006 of 62,500 and 137,500 respectively)	(200,000)	(20)	20	—	—

Issuance of common stock to founders at $.01 per share on February 5, 2006	200,000	20	537,721	—	537,741

Sale of 170,000 units in a private placement	170,000	17	1,019,983	—	1,020,000

Sale of 11,304,500 units, net of underwriters’ discount and offering expenses (including 2,259,770 shares subject to possible conversion) and $100 from underwriters option	11,304,500	1,130	61,793,456	—	61,794,586

Proceeds subject to possible conversion of shares			(12,762,785)	—	(12,762,785)

Net loss for the period	—	—	—	$(443,840)	(443,840)

Balance at March 31, 2006	13,974,500	$1,397	$50,613,145	$(443,840)	$50,170,702

See notes to financial statements

India Globalization Capital, Inc.
(a development stage company)
STATEMENT OF CASH FLOWS
(Restated)

April 29, 2005
(Date of
Inception)
through
March 31, 2006
Cash flows from operating activities:
Net loss	$(443,840)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest earned on Treasury Bills	(203,022)
Non-cash compensation expense	535,741
Deferred taxes	(25,000)
Changes in:
Prepaid expenses and other current assets	(76,766)
Accrued expenses	47,679
Taxes payable	70,000

Net cash used in operating activities	(95,208)

Cash flows from investing activities:
Purchase of treasury bills	(131,229,427)
Maturity of treasury bills	65,780,000
Increase in cash held in trust	(172,567)

Net Cash used in investing activities	(65,621,994)

Cash flows from financing activities:
Issuance of common stock to founders	27,000
Payments of offering costs	(4,024,688)
Proceeds from notes payable to stockholders	870,000
Proceeds from issuance of underwriters option	100
Gross proceeds from initial public offering	67,827,000
Proceeds from private placement	1,020,000

Cash provided by financing activities	65,719,412

Net increase in cash and cash at end of period	$2,210

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$238,426

Accrual of deferred underwriters’ fees	$1,769,400

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

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
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
NOTE C — INITIAL PUBLIC OFFERING
On March 8, 2006, the Company sold 11,304,500 units (“Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Warrants become callable for $0.01 per Warrant only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.
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

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
The warrants separated from the Units and began to trade on April 13, 2006. After separation, each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering or (b) the earlier of the completion of a Business Combination with a target business or the distribution of the Trust Fund and expiring five years from the date of the Public Offering. The Company has a right to call the Warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company calls the Warrants, the holder will either have to redeem the Warrants by purchasing the common stock from the Company for $5.00 or the Warrants will be repurchased for $0.01 per Warrant.
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
NOTE D — INVESTMENTS HELD IN TRUST FUND
Investments held in trust consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of operations. Investments held in trust as of March 31, 2006 include the following:

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

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
office space and general and administrative services from the effective date of the Proposed Offering through the date of a Business Combination. The statement of operations includes approximately $3,000 in connection with this agreement.
In February 2006, the Company issued an aggregate of 200,000 shares of common stock to its founders and advisors. The shares were issued for an aggregate price of $2,000. The fair value of these shares was estimated to be $537,741, the difference of $535,741 was recorded as compensation expense on the accompanying statement of operations. The fair value was determined by allocating the $6.00 Unit price in the Offering between the estimated fair value of the shares and warrants to be included therein. The per share fair value was estimated to be $2.69. The March 31, 2006 financial statements as originally issued have been restated to record this compensation expense. As a result, the deficit accumulated during the development stage and net loss increased by $535,741 ($0.17 per share, from income per share of $0.03 to a loss per share of $0.14) and additional paid in capital increased by $535,741.
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

PART III
Item 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Exhibit
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.
Date: August 31, 2006	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 31, 2006	/s/ John Cherin
John Cherin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 31, 2006	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna, Director

Date: August 31, 2006	/s/ Sudhakar Shenoy
Sudhakar Shenoy, Director

Date: August 31, 2006	/s/ Ram Mukunda
Ram Mukunda, Director

Date: August 31, 2006	/s/ John Cherin
John Cherin, Director