Form 10QSB
period 2006-09-30
India Globalization Capital, Inc.
filed 2006-11-17
CIK 1326205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from ___ to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☑ Yes    ☐ No
Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 1, 2006, the company had 13,974,500 shares outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
India Globalization Capital, Inc.
(a development stage company)
CONDENSED BALANCE SHEET

	September 30,	March 31, 2006
	2006	(Audited)
	( Unaudited)	(restated)
ASSETS

Current Assets:
Cash	$1,190,897	$2,210
Investments held in Trust Fund	65,770,980	65,825,016
Prepaid expenses and other current assets	34,110	76,766

Total Current Assets	$66,995,987	$65,903,992

Deferred tax assets, net	71,400	25,000

Total Assets	$67,067,387	$65,928,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	$93,345	$286,105
Notes payable to stockholders	870,000	870,000
Taxes payable	554,000	70,000
Due to Underwriters	1,769,400	1,769,400

Total current liabilities	3,286,745	2,995,505

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785	12,762,785

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500 (including 2,259,770 shares subject to possible conversion)	1,397	1,397
Additional paid-in capital	50,613,145	50,613,145
Earnings (Deficit) accumulated during the development stage	403,315	(443,840)

Total stockholders’ equity	$51,017,857	$50,170,702

Total liabilities and stockholders’ equity	$67,067,387	$65,928,992

See notes to unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS

				April 29, 2005	April 29, 2005
	Three Months	Three Months	Six Months	(Date of	(Date of
	Ended	Ended	Ended	Inception)	Inception)
	September 30, 2006	September 30, 2005	September 30, 2006	through	through
	(Unaudited)	(Unaudited)	(Unaudited)	September 30, 2005	September 30, 2006 (unaudited)
Legal and formation, travel and other start up costs	$(157,556)	$(335)	$(277,869)	$(13,335)	$(346,052)
Compensation expense	—	—	—	—	(535,741)
Interest expense	(9,200)	—	(17,500)	(2,000)	(23,000)
Interest income	796,323	—	1,580,124	—	1,790,708

Income (loss) before income taxes	629,567	(335)	1,284,755	(15,335)	885,915

Provision for income taxes, net	214,800	—	437,600	—	482,600

Net income (loss)	$414,767	$(335)	$847,155	$(15,335)	$403,315

Net income (loss) per share: basic and diluted	$.03	$(0.00)	$0.06	$(0.01)

Weighted average number of shares outstanding—basic and diluted	13,974,500	2,483,696	13,974,500	2,266,788

See notes to unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS EQUITY

				Earnings
				(Deficit)
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to founders at $.01 per share (1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	$—	$25,000

Surrendered shares (62,500 shares on September 7, 2005 and 137,500 shares on February 5, 2006)	(200,000)	(20)	20	—	—

Issuance of common stock to founders at $.01 per share on February 5, 2006	200,000	20	537,721	—	537,741

Sale of 170,000 units in a private placement	170,000	17	1,019,983	—	1,020,000

Sale of 11,304,500 units, net of underwriters’ discount and offering expenses (including 2,259,770 shares subject to possible conversion) and $100 from underwriters option	11,304,500	1,130	61,793,456	—	61,794,586

Proceeds subject to possible conversion of shares	—	—	(12,762,785)	—	(12,762,785)

Net loss for the period	—	—	—	(443,840)	(443,840)

Balance at March 31, 2006	13,974,500	$1,397	$50,613,145	$(443,840)	$50,170,702

Unaudited:
Net income for the period	—	—	—	$847,155	$847,155

Balance at September 30, 2006	13,974,500	$1,397	$50,613,145	$403,315	$51,017,857

See notes to unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS

			April 29, 2005
		April 29, 2005	(Date of Inception)
	Six months ended	(Date of Inception)	through
	September 30, 2006	through	September 30, 2006
	(Unaudited)	September 30, 2005	(Unaudited)
Cash flows from operating activities:
Net income (Loss)	$847,155	$(15,335)	$403,315
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on Treasury Bills	(1,545,132)	—	(1,748,154)
Non-cash compensation expense	—	—	535,741
Deferred taxes	(46,400)	—	(71,400)
Changes in:
Prepaid expenses and other current assets	42,656	—	(34,110)
Accrued expenses	(192,760)	15,335	93,345
Taxes payable	484,000	—	554,000

Net cash used in operating activities	(410,481)	—	(267,263)

Cash flows from investing activities:
Purchase of treasury bills	(393,686,250)	—	(524,915,677)
Maturity of treasury bills	395,112,851	—	460,892,851
Decrease (increase) in cash held in trust	172,567	—	—

Net cash used in investing activities	1,599,168	—	(64,022,826)

Cash flows from financing activities:
Issuance of common stock to founders	—	25,000	27,000
Payments of offering costs	—	(169,125)	(4,263,114)
Proceeds from notes payable to stockholders	—	150,000	870,000
Proceeds from issuance of underwriters option	—	—	100
Gross proceeds from initial public offering	—	—	67,827,000
Proceeds from private placement	—	—	1,020,000

Net cash provided by financing activities	—	5,875	65,480,986

Net increase in cash	1,188,687	5,875	1,190,897
Cash at the beginning of the period	2,210	—	—

Cash at the end of the period	$1,190,897	$5,875	$1,190,897

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$—	$524,118	$—
Accrual of deferred underwriters’ fees	$—	$—	$1,769,400

See notes to unaudited condensed financial statements

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
NOTE A — BASIS OF PRESENTATION
The financial statements for the three months ended September 30, 2006 and 2005, the six months ended September 30, 2006 and the period from April 29, 2005 ( date of inception) to September 30, 2006 are unaudited and include the accounts of India Globalization Capital, Inc. (a corporation in the development stage) (the “Company”).
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations for the three months ended September 30, 2006 and the results of its operation and cash flows for the six months ended September 30, 2006 and the period from April 29, 2005 (date of inception) to September 30, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
These financial statements should be read in conjunction with the financial statements, as restated, that were included in the Company’s Annual Report on Form 10-KSB/A for the period ended March 31, 2006. The March 31, 2006 balance sheet has been derived from the audited financial statements included therein and the statements of operations and cash flows for the period from April 29, 2005 (date of inception) through September 30, 2005 has been derived from audited financial statements previously filed.
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

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the Units offered in the Public Offering discussed in Note C). There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE D — INVESTMENTS HELD IN TRUST FUND
Investments held in trust consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of operations. Investments held in trust as of September 30 and March 31, 2006 include the following:

	September 30,
	2006	March 31, 2006
	(Unaudited)	(Audited)
Investment held for the benefit of the Company	$63,845,850	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400	1,769,400
Investment earnings (available to fund Company expenses up to a maximum of $2,150,000, net of taxes)(1)	155,730	209,766

	$65,770,980	$65,825,016

(1)	Through September 30, 2006, the Company has transferred approximately $1,600,000 of Investment Earnings from the Trust Account into its operating account.
NOTE E — NOTES PAYABLE TO STOCKHOLDERS
Three unsecured notes were issued to two of the Founding Stockholders of the Company. One note of $100,000 and another for $50,000 were issued on May 2, 2005 and on September 26, 2005, respectively, and were payable the earlier of April 30, 2006 or upon the consummation of the Public Offering. On December 15, 2005, the unsecured notes referred to above were amended to provide that they become payable upon the earlier of the consummation of a Business Combination or the first anniversary of the consummation of the Public Offering. Another note of $720,000 was issued on March 3, 2006 and is payable on the earlier of March 3, 2007 or the consummation of a Business Combination. The notes all bear interest at 4% per annum. Due to the short-term nature of the notes, the fair value of the notes approximate their carrying amount. Interest expense of $9,200 and $17,500 has been included in the statement of operations for the three and six month periods ended September 30, 2006, respectively, and $23,000 for the period from inception to September 30, 2006 relating to these notes.
NOTE F — RELATED PARTY TRANSACTION
The Company has agreed to pay Integrated Global Network, LLC, a related party and privately-held company where one of the Founding Stockholders serves in an executive capacity, an administrative fee of $4,000 per month for office space and general and administrative services from the effective date of the Proposed Offering through the date of a Business Combination. The statement of operations for the three and six month periods ended September 30, 2006 includes approximately $13,000 and $ 26,000, respectively, in connection with this agreement.
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
At September 30, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.
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
Pursuant to letter agreements with the Company and the Underwriter, the Founding Stockholders have waived their rights to participate in any liquidation distribution occurring upon our failure to complete a business combination, with respect to those shares of common stock acquired by them prior to the Offering and with respect to the shares included in the 170,000 Units they purchased in the Private Placement.
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
The Company, from time to time, may enter into oral and or written understandings with entities (and supporting professionals for conducting due diligence) who potentially could refer or make introductions to potential target entities in various industry sectors in India and to conduct industry analysis or due diligence on potential target companies. Such arrangements typically may require nominal amounts of retainer fees and expenses for services and success fees based upon successful completion of acquisitions resulting from such referrals. Fees for services and expenses incurred to date with such entities have been expensed in the accompanying financial statements.
NOTE I — PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
NOTE J — RECLASSIFICATION
Certain amounts have been reclassified in the 2005 financial statements to conform with the 2006 presentation.

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
          For the three and six months ended September 30, 2006, we had net income of approximately $414,767 and $847,155, derived primarily from interest income related to the cash held in our trust account, net of legal, formation, travel and other start-up costs. For the period from April 29, 2005 (inception) through September 30, 2006, we had net income of $403,315, derived primarily from interest income related to the cash held in our trust account, net of legal and start-up costs and compensation expense.
          For the three and six months ended September 30, 2005 we had a net loss of $335 and $15,335, derived primarily from formation and other start-up costs.
Plan of Operation
          We currently are not engaged in any operations and we do not expect to engage in, any substantive commercial business for an indefinite period of time. Our business activities consist solely of pursuing businesses with operations primarily in India, in order to consummate a business combination. Our management is actively pursuing target companies with operations in India, and we anticipate that this will continue to be our only business activity until the consummation of a business combination. While we are currently reviewing a number of prospective target businesses we have yet to enter into an agreement to acquire any target company.
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
          We do not believe we will need additional financing to supplement the proceeds of public offering, our private placement to officers and directors, loans from our founders in order to meet the expenditures required for operating our business. Interest earned on the trust account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a business combination. As of September 30, 2006, interest earned on the trust fund totaled approximately $1.8 million, of which we have transferred approximately $1.6 million into our operating account. We anticipate that the funds available to us outside of the trust account will be sufficient to sustain our business activities for approximately 18 months, assuming that a business combination is not consummated during that time. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such a business combination.

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
          We may, from time to time, enter into additional oral and or written agreements with third parties who potentially could refer or make introductions to potential target entities in various industry sectors in India and conduct industry analysis and/or due diligence on potential target companies. Any such arrangements may involve retainer fees, typically in nominal amounts, reimbursement for travel and out of pocket expenses, and a success fee based upon successful completion of acquisitions resulting from such referrals. We expect that any such success fee would be a percentage of the consideration associated with such business combination. In addition, we may pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us. Any such finder’s fee would be conditioned on our consummating a business combination with the identified target. We anticipate that such finder’s fees, if any, would generally be a percentage of the consideration associated with such business combination, with the percentage to be determined based on local market conditions at the time of such combination. However, such fees may also take the form of a flat rate irregardless of the size of the combination.
          We have engaged Ferris, Baker Watts, Inc., the representative of the underwriters in our public offering, and SG Americas Securities, LLC, one of the participating underwriters in the public offering, to serve as our financial advisors in connection with a business combination for a period of two years from the effective date of our public offering, March 2, 2006. Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will perform certain advisory services for us, including without limitation, assisting us in determining an appropriate acquisition strategy and tactics, evaluating the consideration that may be offered to a target business, assisting us in the negotiation of the financial terms and conditions of a business combination and preparing a due diligence package regarding a business combination for our board of directors. The due diligence services to be provided by Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will consist of gathering, preparing and organizing information to be considered by our board of directors, among other things, once a target for a business combination has been identified. Pursuant to the terms of this agreement, Ferris, Baker Watts, Inc., will be entitled to receive 2% of the consideration associated with any business combination by us, a portion of which shall be allocated to SG Americas Securities, LLC pursuant to a separate agreement between the parties. The fee will be capped at $1,500,000 and will be paid out of the trust account proceeds only upon consummation of a suitable business combination. In addition to the foregoing fee, we have agreed to reimburse Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, promptly, on a monthly basis, for all of the reasonable out-of-pocket expenses incurred by it, whether or not a business combination is consummated; provided, however, that such expenses in the aggregate will not exceed $25,000 without our prior consent.

           We have also begun to engage third parties unaffiliated with us or with our underwriters to identify and locate suitable candidates for a proposed business combination with us.
          Evaluation of target businesses
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
Employees
          We currently have two executive officers, both of whom are members of our board of directors, as well as five special advisors. We also utilize the services of advisors, consultants and legal and tax professionals, among others, to assist in evaluating potential target industries and companies, among other tasks. We do not expect any significant changes in the number of employees until such time as we consummate a business combination.
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

          We have contracted with Integrated Global Networks, LLC, for general and administrative services including office space, utilities and secretarial support. In exchange for these services, we pay a monthly fee of $4,000 to Integrated Global Networks, LLC. Mr. Mukunda, our Chief Executive Officer and President, is the Chief Executive Officer of Integrated Global Network, LLC. We believe that the fee charged by Integrated Global Networks, LLC was at least as favorable as we could have obtained from an unaffiliated third party, based on rents and fees for similar services in the Washington, DC metropolitan area.
Off Balance Sheet Arrangements
          Options and warrants issued in conjunction with our initial public offering are equity linked derivatives; accordingly, they represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the September 30, 2006 financial statements for a discussion of outstanding options and warrants.
Quantitative and Qualitative Disclosures About Market Risk
          Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate or, to the extent, that the acquisition price for a business combination may be denominated in a foreign currency, enter into an agreement to consummate, a business combination, we will not be exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only government securities, such as Treasury Bills and money market funds, meeting conditions of the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.
Item 4. Controls and Procedures
          Our management, including our President and Chief Executive Officer, Ram Mukunda, along with our Treasurer and Chief Financial Officer, John Cherin, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
          Our management, consisting of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          There have been no material changes from the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-KSB for the year ended March 31, 2006, as amended by Form 10-KSB/A filed August 31, 2006 (the “Annual Report”). In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
          The units purchased by the founding stockholders were identical to the units issued in the initial public offering, consisting of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or March 2, 2007 (one year from the effective date of the public offering), and expiring March 2, 2011 (five years from the effective date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire. On September 30, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.
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
          Interest earned on the trust account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a business combination. As of September 30, 2006, interest earned on the trust fund totaled approximately $1.8 million, of which we have transferred approximately $1.6 million into our operating account.

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

INDIA GLOBALIZATION CAPITAL, INC.
Date: November 17, 2006	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 17, 2006	/s/ John Cherin
John Cherin
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)