Form 10QSB
period 2006-12-31
India Globalization Capital, Inc.
filed 2007-02-20
CIK 1326205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes     ☐ No
Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of January 31, 2007, the company had 13,974,500 shares outstanding.
Transitional Small Business Disclosure Format (Check one):   ☐ Yes     ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
India Globalization Capital, Inc.
(a development stage company)
CONDENSED BALANCE SHEET

	December 31,	March 31, 2006
	2006	(Audited)
	(Unaudited)	(restated)

ASSETS
Current Assets:
Cash	$1,469,456	$2,210
Investments held in Trust Fund	65,966,143	65,825,016
Prepaid expenses and other current assets	40,870	76,766

Total Current Assets	$67,476,469	$65,903,992

Deferred tax assets, net	5,668	25,000

Total Assets	$67,482,137	$65,928,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$94,434	$286,105
Notes payable to stockholders	870,000	870,000
Taxes payable	623,625	70,000
Due to Underwriters	1,769,400	1,769,400

Total current liabilities	3,357,459	2,995,505

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785	12,762,785

COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500 (including 2,259,770 shares subject to possible conversion)	1,397	1,397
Additional paid-in capital	50,613,145	50,613,145
Earnings (Deficit) accumulated during the development stage	747,351	(443,840)

Total stockholders’ equity	$51,361,893	$50,170,702

Total liabilities and stockholders’ equity	$67,482,137	$65,928,992

The accompanying Notes are an integral part of these unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS

				April 29, 2005	April 29, 2005
	Three Months	Three Months	Nine Months	(Date of	(Date of
	Ended	Ended	Ended	Inception)	Inception)
	December 31, 2006	December 31, 2005	December 31, 2006	through	through
	(Unaudited)	(Unaudited)	(Unaudited)	December 31, 2005	December 31, 2006 (unaudited)
Legal and formation, travel and other start up costs	$(292,434)	$(15,184)	$(570,303)	$(28,519)	$(638,486)
Compensation expense	—	—	—	—	(535,741)
Interest expense	(12,026)	—	(29,526)	(2,000)	(35,026)
Interest income	834,521	—	2,414,645	—	2,625,229

Income (loss) before income taxes	530,061	(15,184)	1,814,816	(30,519)	1,415,976
Provision for income taxes, net	186,025	—	623,625	—	668,625

Net income (loss)	$344,036	$(15,184)	$1,191,191	$(30,519)	$747,351

Net income (loss) per share: basic and diluted	$.02	$(0.00)	$0.09	$(0.01)

Weighted average number of shares
outstanding-basic and diluted	13,974,500	2,483,696	13,974,500	2,325,837

The accompanying Notes are an integral part of these unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS EQUITY

				Earnings
				(Deficit)
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to founders at $.01 per share (1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	$—	$25,000
Surrendered shares (62,500 shares on September 7, 2005 and 137,500 shares on February 5, 2006)	(200,000)	(20)	20	—	—
Issuance of common stock to founders at $.01 per share on February 5, 2006	200,000	20	537,721	—	537,741
Sale of 170,000 units in a private placement	170,000	17	1,019,983	—	1,020,000
Sale of 11,304,500 units, net of underwriters’ discount and offering expenses (including 2,259,770 shares subject to possible conversion) and $100 from underwriters option	11,304,500	1,130	61,793,456	—	61,794,586
Proceeds subject to possible conversion of shares	—	—	(12,762,785)	—	(12,762,785)
Net loss for the period	—	—	—	(443,840)	(443,840)

Balance at March 31, 2006	13,974,500	$1,397	$50,613,145	$(443,840)	$50,170,702

Unaudited:
Net income for the period	—	—	—	$1,191,191	$1,191,191

Balance at December 31, 2006	13,974,500	$1,397	$50,613,145	$747,351	$51,361,893

The accompanying Notes are an integral part of these unaudited condensed financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS

			April 29, 2005
		April 29, 2005	(Date of Inception)
	Nine months ended	(Date of Inception)	through
	December 31, 2006	through	December 31, 2006
	(Unaudited)	December 31, 2005	(Unaudited)
Cash flows from operating activities:
Net income (Loss)	$1,191,191	$(30,519)	$747,351
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on Treasury Bills	(2,339,395)	—	(2,542,417)
Non-cash compensation expense	—	—	535,741
Deferred taxes	19,332	—	(5,668)
Changes in:
Prepaid expenses and other current assets	35,897	—	(40,869)
Accrued expenses	(191,672)	15,854	(143,993)
Taxes payable	553,625	—	623,625

Net cash used in operating activities	(731,022)	(14,665)	(826,230)

Cash flows from investing activities:
Purchase of treasury bills	(590,530,003)	—	(721,759,430)
Maturity of treasury bills	592,862,716	—	658,642,716
Decrease (increase) in cash held in trust	(134,445)	—	(307,012)

Net cash used in investing activities	2,198,268	—	(63,423,726)

Cash flows from financing activities:
Issuance of common stock to founders	—	25,000	27,000
Payments of offering costs	—	(154,571)	(4,024,688)
Proceeds from notes payable to stockholders	—	150,000	870,000
Proceeds from issuance of underwriters option	—	—	100
Gross proceeds from initial public offering	—	—	67,827,000
Proceeds from private placement	—	—	1,020,000

Net cash provided by financing activities	—	20,429	65,719,412

Net increase in cash	1,467,246	5,764	1,469,456
Cash at the beginning of the period	2,210	—	—

Cash at the end of the period	$1,469,456	$5,764	$1,469,456

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$—	$602,128	$—
Accrual of deferred underwriters’ fees	$—	$—	$1,769,400

See notes to unaudited condensed financial statements

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
NOTE A — BASIS OF PRESENTATION
The financial statements for the three months ended December 31, 2006 and 2005, the nine months ended December 31, 2006 and the period from April 29, 2005 (date of inception) to December 31, 2006 are unaudited and include the accounts of India Globalization Capital, Inc. (a corporation in the development stage) (the “Company”).
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of December 31, 2006 and the results of its operations for the three months ended December 31, 2006 and the results of its operation and cash flows for the nine months ended December 31, 2006 and the period from April 29, 2005 (date of inception) to December 31, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). Accordingly, certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
These financial statements should be read in conjunction with the financial statements, as restated, that were included in the Company’s Annual Report on Form 10-KSB/A for the period ended March 31, 2006. The March 31, 2006 balance sheet has been derived from the audited financial statements included therein and the statements of operations and cash flows for the period from April 29, 2005 (date of inception) through December 31, 2005 has been derived from audited financial statements previously filed.
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
NOTE D — INVESTMENTS HELD IN TRUST FUND
Investments held in trust consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of operations. Investments held in trust as of December 31 and March 31, 2006 include the following:

	December 31,
	2006	March 31, 2006
	(Unaudited)	(Audited)
Investment held for the benefit of the Company	$63,845,850	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400	1,769,400
Investment earnings (available to fund Company expenses up to a maximum of $2,150,000, net of taxes)(1)	350,893	209,766

	$65,966,143	$65,825,016

(1)	Through December 31, 2006, the Company has transferred approximately $2,150,000 of Investment Earnings from the Trust Account into its operating account.
NOTE E — NOTES PAYABLE TO STOCKHOLDERS
Three unsecured notes were issued to two of the Founding Stockholders of the Company. One note of $100,000 and another for $50,000 were issued on May 2, 2005 and on September 26, 2005, respectively, and were payable the earlier of April 30, 2006 or upon the consummation of the Public Offering. On December 15, 2005, the unsecured notes referred to above were amended to provide that they become payable upon the earlier of the consummation of a Business Combination or the first anniversary of the consummation of the Public Offering. Another note of $720,000 was issued on March 3, 2006 and is payable on the earlier of March 3, 2007 or the consummation of a Business Combination. The notes all bear interest at 4% per annum. Due to the short-term nature of the notes, the fair value of the notes approximate their carrying amount. Interest expense of $9,200 and $26,200 has been included in the statement of operations for the three and nine month periods ended December 31, 2006, respectively, and $32,200 for the period from inception to December 31, 2006 relating to these notes.
NOTE F — RELATED PARTY TRANSACTION
The Company has agreed to pay Integrated Global Network, LLC, a related party and privately-held company where one of the Founding Stockholders serves in an executive capacity, an administrative fee of $4,000 per month for office space and general and administrative services from the effective date of the Proposed Offering through the date of a Business Combination. The statement of operations for the three and nine month periods ended December 31, 2006 includes approximately $12,000 and $36,000, respectively, in connection with this agreement.
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

At December 31, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.
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
NOTE K — SUBSEQUENT EVENT
On February 12, 2007 the Company filed a Form 8-K with the Commission describing the events that have occurred since the between December 31, 2006 and February 12, 2007. These are summarized here, but the reader is encouraged to read the 8K to fully understand the events. On February 2, 2007, India Globalization Capital, Inc. (“IGC”) entered into a Share Subscription Cum Purchase Agreement (the “Purchase Agreement”) with MBL Infrastructures Limited (“MBL”) and R G Maheshwari , A K Lakhotia, Maruti Maheshwari, Aditya Maheshwari, Uma Devi Lakhotia, Shweta Maheshwari, Gokul Sales P Ltd and Jai Art N Image P Ltd (collectively, the “Promoters”), pursuant to which IGC will acquire (the “Acquisition”) 2,212,745 equity shares of MBL (the “Promoter Shares”) from the Promoters and an additional 9,519,949 newly-issued equity shares directly from MBL (the “New Shares”) so that at the conclusion of the transactions contemplated by the Purchase Agreement IGC will own 57% of the outstanding equity shares of MBL.
MBL engages in road-building and maintenance projects in India, as well as managing road-building projects on a contract basis for national, state and local agencies. MBL recently entered the BOT segment of road-building in which the government of India awards contracts to companies that can Build out pieces of major highways, Own and operate them for periods between 20 and 30 years and then Transfer them back to the government. Revenues are generated throughout the term of these agreements through a regulated toll system that establishes a visible income stream and a return on investment based on a projected traffic volume for the various routes that are awarded.

The Acquisition is expected to be consummated during the spring/summer of 2007, after the required approval by IGC’s stockholders and the fulfillment of certain other conditions.
On February 5, 2007 the Company entered into an agreement to sell 425,000 warrants on the same terms as the current outstanding warrants and a note for $3,000,000 to Oliveira Capital, LLC for $3,000,000. This transaction is described in the Form 8-K filed on February 12, 2007. Pursuant to the receipt of the $3,000,000 from Oliveira Capital, the Company on February 6, 2007 purchased $3,000,000 of convertible debentures from MBL, Limited.
On February 6, 2007 the Company entered into a non-binding agreement in principle with Chiranjjeevi Wind Energy Limited (“CWEL”) for the acquisition of 24 MW in wind energy assets which includes the acquisition of land, all licenses, environmental clearances, and equipment (the “CWEL Acquisition”).
The Company has applied for the formation of a wholly owned subsidiary based in Mauritius. The name of the subsidiary will be India Globalization Capital, Mauritius, Limited (IGC-M Ltd.). The Company expects to obtain the appropriate license and registration by February 28, 2007.
In preparation for the potential Acquisition and CWEL Acquisition, Ram Mukunda, our President and Chief Executive Officer has begun to devote substantially all of his time to our business.
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
     For the three and nine months ended December 31, 2006, we had net income of approximately $344,036 and $1,191,191, derived primarily from interest income related to the cash held in our trust account, net of legal, formation, travel and other start-up costs. For the period from April 29, 2005 (inception) through December 31, 2006, we had net income of $747,351, derived primarily from interest income related to the cash held in our trust account, net of legal and start-up costs and compensation expense.

     For the three and six months ended December 31, 2005 we had a net loss of $15,184 and $30,519, derived primarily from formation and other start-up costs.
Plan of Operation
     We currently are not engaged in any operations and we do not expect to engage in, any substantive commercial business until the consummation of the Acquisition and the CWEL Acquisition described in the Form 8-K filed on February 12, 2007. We expect these transactions to close in the spring/summer of 2007. Currently, our business activities consist solely of pursuing businesses with operations primarily in India, in order to consummate a business combination. Our management is actively pursuing target companies with operations in India, and we anticipate that this will continue to be our only business activity until the consummation of a business combination. While we continue to review a number of prospective target businesses we have entered into a definitive agreement with MBL and a non-binding agreement in principal with CWEL as described in the 8K filed on February 12, 2007.
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
     We do not believe we will need additional financing to supplement the proceeds of the public offering, our private placement to officers and directors, and the loans from our founders in order to meet the expenditures required for operating our business. Interest earned on the trust account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a business combination. As of December 31, 2006, interest earned on the trust fund totaled approximately $2,150,000, of which we have transferred approximately $2,150,000 into our operating account. We anticipate that the funds available to us outside of the trust account will be sufficient to sustain our business activities for a period of approximately 18 months, after the date of consummation of the public offering, or September 2007, assuming that a business combination is not consummated during that time. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such a business combination. On February 5, 2007 the Company entered into an agreement to sell 425,000 warrants on substantially the same terms as the current outstanding warrants and a note for $3,000,000 to Oliveira Capital, LLC for $3,000,000 to fund the purchase of $3,000,000 in debentures from MBL. The agreements between the Company and MBL require the Company to purchase an additional $3,000,000 in debentures from MBL if the Acquisition is not consummated by that date. The Company currently anticipates that it would raise that additional $3,000,000, if necessary through the sale of an additional $3,000,000 promissory note and warrants on the same terms as the transaction with Oliveira Capital, LLC.
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
     Sources of target businesses
     Since our public offering, we have been actively engaged in sourcing suitable business combination candidates. We anticipate that we will locate acquisition candidates through three possible sources: (1) the professional community, including, without limitation, investment bankers, attorneys and accountants; (2) quasi-governmental associations such as the International Finance Corporation, which is a member of the World Bank; and (3) the industries subject to deregulation by the Indian government. In addition, we may locate acquisition candidates through other unaffiliated sources, including private equity and venture capital funds and public and private companies. Our officers, directors and special advisors and their affiliates may also bring acquisition candidates to our attention. In addition to contacting the sources described above for potential acquisition candidates, we expect that we may be contacted by unsolicited parties who become aware of our interest in prospective targets through press releases, word of mouth, media coverage and our website, should these outlets develop.
     We may, from time to time, enter into additional oral and or written agreements with third parties who potentially could refer or make introductions to potential target entities in various industry sectors in India and conduct industry analysis and/or due diligence on potential target companies. Any such arrangements may involve retainer fees, typically in nominal amounts, reimbursement for travel and out of pocket expenses, and a success fee based upon successful completion of acquisitions resulting from such referrals. We expect that any such success fee would be a percentage of the consideration associated with such business combination. In addition, we may pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us. Any such finder’s fee would be conditioned on our consummating a business combination with the identified target. We anticipate that such finder’s fees, if any, would generally be a percentage of the consideration associated with such business combination, with the percentage to be determined based on local market conditions at the time of such combination. However, such fees may also take the form of a flat rate regardless of the size of the combination.
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
     After signing a definitive agreement for the acquisition of a target business or businesses, we will submit such transaction for stockholder approval. We may consummate our initial business combination if (i) it is approved by a majority of the shares of common stock voted by the public stockholders, and (ii) public stockholders owning less than 20% of the shares purchased by the public stockholders in the initial public offering exercise their conversion rights. In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors, and our special advisors, have agreed to vote the shares of common stock owned by them in accordance with the majority of the shares of common stock voted by the public stockholders.
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
Employees
     On November 27, 2006 John Cherin resigned as Treasurer, Chief Financial Officer and Director for personal reasons. The Board subsequently appointed Mr. John B. Selvaraj as the Treasurer, Principal Financial and Accounting Officer of the Company.
     We currently have two executive officers, one of whom is a member of our board of directors, as well as five special advisors. We also utilize the services of advisors, consultants and legal and tax professionals, among others, to assist in evaluating potential target industries and companies, among other tasks. We expect to add employees to handle the additional work load brought on by the MBL and CWEL transactions.
     Our executive officers and part-time employees are not obligated to devote their full time to our matters and intend to devote only as much time as they deem necessary to our affairs; however, we expect Ram Mukunda, our President and Chief Executive Officer, to devote an average of approximately fifteen hours per week to our business. Likewise, we anticipate that John B. Selvaraj, our Treasurer, as well as Dr. Ranga Krishna, the Chairman of our Board of Directors, each to devote an average of approximately ten hours per week to our business.
     We expect Mr. Mukunda to devote substantially all of his time to our business once we have signed a term sheet with a target business. While it is possible that one or more of our officers, directors and special advisors will remain associated with us in some capacity following a business combination, it is unlikely that any of them, except for Mr. Mukunda, will devote their full efforts to our affairs subsequent to a business combination. Following a business combination, or an agreement for a business combination we may recruit additional managers to supplement the incumbent management of the target business or businesses, and we expect to hire full-time employees as well.
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
Off Balance Sheet Arrangements
     Options and warrants issued in conjunction with our initial public offering are equity linked derivatives; accordingly, they represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the Notes to the December 31, 2006 financial statements for a discussion of outstanding options and warrants.
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
Item 4. Controls and Procedures
     Our management, including our President and Chief Executive Officer, Ram Mukunda, along with our Treasurer and Principal Financial and Accounting Officer, John B. Selvaraj, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, and Principal Financial and Accounting Officer have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
     On May 5, 2005, we issued 1,750,000 shares for an aggregate consideration of $17,500 in cash, at an average purchase price of approximately $.01 per share, as follows:

Name	Number of Shares(1)	Relationship to Us
Dr. Ranga Krishna	250,000	Chairman of the Board
Ram Mukunda	1,250,000	Chief Executive Officer, President and Director
John Cherin	250,000	Former Chief Financial Officer, Treasurer and Director
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
     On February 5, 2006, we reissued the 200,000 shares for an aggregate consideration of $2,000 in cash at a price of approximately $.01 per share as follows:

Name	Number of Shares	Relationship to Us
Dr. Ranga Krishna	100,000	Chairman of the Board
John Cherin	37,500	Former Chief Financial Officer, Treasurer and Director
Larry Pressler	25,000	Special Advisor
P.G. Kakodkar	12,500	Special Advisor
Sudhakar Shenoy	12,500	Director
Suhail Nathani	12,500	Director

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
     The units purchased by the founding stockholders were identical to the units issued in the initial public offering, consisting of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or March 2, 2007 (one year from the effective date of the public offering), and expiring March 2, 2011 (five years from the effective date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire. On December 31, 2006, 24,449,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ purchase option.
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
     The following is a breakdown of Units registered and the Units sold in that offering:

	Aggregate price of		Aggregate price of
	the		the
Amount Registered*	amount registered	Amount Sold	amount sold to date
11,304,500 Units	$67,827,000	11,304,500	$67,827,000

*	Includes the over-allotment option of 1,474,500 Units exercised by the underwriters of the public offering
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
     Interest earned on the trust account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a business combination. As of December 31, 2006, interest earned on the trust fund totaled approximately $2.3 million, of which we have transferred approximately $2.1 million into our operating account.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
There have been no material changes to the rights of our security holders during the period covered by this quarterly report.
On February 12, 2007, we filed a report on Form 8-K announcing that we had entered into a Share Subscription Cum Purchase Agreement with MBL Infrastructures Limited and R G Maheshwari , A K Lakhotia, Maruti Maheshwari, Aditya Maheshwari, Uma Devi Lakhotia, Shweta Maheshwari, Gokul Sales P Ltd and Jai Art N Image P Ltd (collectively, the “Promoters”), pursuant to which IGC will acquire (the “Acquisition”) 2,212,745 equity shares of MBL (the “Promoter Shares”) from the Promoters and an additional 9,519,949 newly-issued equity shares directly from MBL (the “New Shares”) so that at the conclusion of the transactions contemplated by the Purchase Agreement IGC will own 57% of the outstanding equity shares of MBL. On February 6, 2007 we entered into a non-binding agreement in principle with Chiranjjeevi Wind Energy Limited (“CWEL”) for the acquisition of 24 MW in wind energy assets which includes the acquisition of land, all licenses, environmental clearances, and equipment.
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

INDIA GLOBALIZATION CAPITAL, INC.
Date: February 19, 2007
/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 19, 2007	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer
(Principal Financial and Accounting Officer)