Form 10KSB
period 2007-03-31
India Globalization Capital, Inc.
filed 2007-07-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2007

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of June 1, 2007 was $62,626,930. For purposes of the computation we consider all directors and holders of 10 percent or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of  June 1, 2007 was 11,304,500 shares. The number of shares of Common Stock outstanding on June 1, 2007 was 13,974,500 shares.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

Documents incorporated by reference: 8K filed on February 12, 2007 and 8K filed on May 2, 2007. Portions of the registrant’s definitive proxy statement for fiscal year ended March 31, 2007 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on or about July 31, 2007 are incorporated by reference in Part III of this Form 10-KSB. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

ii

PART I
Item 1. Description of Business

    We were organized as a Maryland corporation on April 29, 2005. We are a blank check company formed the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. To date, our efforts have been limited to organizational activities, negotiating with prospective companies and conducting due diligence on potential business combination candidates. We are currently considered a shell company, and we will remain a shell company until we engage in a business combination.

Our Initial Public Offering

    On March 8, 2006, we sold 11,304,500 units in our initial public offering. These 11,304,500 units include 9,830,000 units sold to the public and the over-allotment option of 1,474,500 units exercised by the underwriters of the public offering. Each unit consisted of one share of the company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or March 2, 2007 (one year from the effective date of the public offering), and expiring March 2, 2011 (five years from the effective date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire. On March 31, 2007, 24,874,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.

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

    The proceeds held in the trust account that are not immediately required for the purposes will be invested only in United States “government securities,” defined as any Treasury Bill issued by the United States. We will allocate $2,150,000 of the interest paid on the trust proceeds for working capital purposes. A public stockholder will be entitled to receive funds from the trust account (including his, her or its portion of any interest earned on the trust account in excess of an aggregate of $2,150,000 allocated for working capital purposes) only in the event of our liquidation upon our failure to complete a business combination or if that public stockholder were to seek to convert such shares into cash in connection with a business combination which the public stockholder voted against and which we actually consummate. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. Upon the consummation of a business combination, the underwriters will be entitled to receive that portion of the proceeds attributable to the underwriters’ discount and non-accountable expense allowance held in trust and any accrued interest thereon. In the event that we are unable to consummate a business combination and the trustee is forced to liquidate the trust account, the underwriters have agreed to the following: (i) forfeit any rights or claims to such proceeds and any accrued interest thereon; and (ii) that the proceeds attributable to the underwriters’ discount and non-accountable expense allowance will be distributed on a pro-rata basis among the public shareholders along with any accrued interest thereon.

Determinate Factors for Acquisition Opportunities

    We have focused on finding acquisition opportunities with operations in India. We believe that India presents fairly unique opportunities to acquire target businesses because it has become one of the world’s largest democracies, and in recent years, has undergone significant deregulation of certain sectors of its economy. According to the 2007 World Factbook published by the U.S. Central Intelligence Agency and the 2007 online version of the same, India’s economy is the fourth largest in the world just behind Japan and ahead of Germany, in terms of gross domestic product (GDP), the total value of goods and services produced in India, as measured by purchasing power parity (PPP).  PPP is the relative value of a nation’s currency based on what the currency can buy in the country of origin. The Indian economy is also currently transitioning from traditional farming and handicrafts to modern agriculture, modernized industries and services. Some basic facts relating to India as set forth in the World Factbook are:

•
India is the world’s third most populous country (2006 estimate). India’s population is approximately 1.1 billion (July 2007, estimate), with a total labor force of approximately 509.3 million (2006 estimate).

•	Inflation is approximately 5.3% (2006 estimate).

•	India’s exports are approximately $112 billion on a free on board basis (2006 estimate).

•	India’s top six export partners as of 2005 are the following:
	1)	United States (approximately 16.7%);

	2)	United Arab Emirates (approximately 8.5%);

	3)	China (approximately 6.6%);

	4)	Singapore (approximately 5.3%); and

	5)	United Kingdom (approximately 4.9%).

•	India’s reserves of foreign exchange and gold are approximately $165 billion (2006 estimate).

•	The Indian currency is the rupee. Over the past three years on average US $1.00 was equivalent to approximately:

1)	45.3 Indian rupees in 2006;

2)	44.101 Indian rupees in 2005; and

3)	45.317 Indian rupees in 2004.

We believe that there is an opportunity to buy a business in India at an attractive value, which may lead to exceptional potential growth opportunity. There are two significant macroeconomic factors that we believe drive this opportunity:

    Rapidly Growing Economy: India has posted a growth rate of more than 7% since 1994 and, according to the World Factbook, has become the fourth largest economy in the world behind Japan in terms of PPP. However, the Japanese economy with a GDP of approximately $4.22 trillion is growing at a rate of approximately 2.8% compared to the Indian economy which is growing at a rate of approximately 8.5% and has a GDP of approximately $4.04 trillion (2006).  Below is a table illustrating GDP, as measured in terms of PPP, and the percentage growth rates of the top eight economies.

	GDP as measured in
	terms of PPP	Percentage growth rate
Nation	(2006 estimate)	(2006 estimate)
United States	$12.98 trillion	3.4
China	$10.0 trillion	10.5
Japan	$4.22 trillion	2.8
India	$4.04 trillion	8.5
Germany	$2.58 trillion	2.2
United Kingdom	$1.903 trillion	2.7
France	$1.871 trillion	2.0
Italy	$1.727 trillion	1.6
   Source: World Factbook published by the United States Central Intelligence Agency in 2007.

    A Commitment to Stability and Economic Reforms: According to Mega Ace Consultancy, an India-based think tank studying the Indian economy, since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fisal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. Mega Ace’s principals include a former economic advisor to the Central Bank — Reserve Bank of India and a former CEO of the Bombay Stock Exchange. Mega Ace’s projects include serving as chief consultant to an agency looking to promote investment in France among Indian investors and serving as a south-Asian consultant to a project devoted to forming links between small and medium sized enterprises in the United Kingdom and Europe with companies based in South Asia. According to Mega Ace Consultancy, a significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of, and the relaxation of restrictions in, the private sector. As a result, we believe the regulatory environment has become more favorable. We further believe that India has seen, and will continue to see, the benefits from the deregulation of its economy. There are a number of industry sectors that have been deregulated, whereby foreign investors may own and control Indian companies and profits may be reinvested in India or repatriated to the U.S. or to other foreign countries. However, there are industry sectors that have not been deregulated which could impact our ability to engage in a business combination.

Identification of Industry Sectors

    While we are not limited to the sectors outlined below, we believe that there are two broad areas:  infrastructure and business process outsourcing and information technology, which are illustrative of the opportunities that we may consider. We believe that some industry sectors are fragmented and present a greater opportunity for a capitalized entity to consolidate a number of the best middle-tier companies in India. Our strategy in each of these sectors (as well as others we may consider) is to identify potential “market sector leaders” which we think will grow at a substantially faster rate than the overall economy.

The two broad illustrative areas are as follows:

Infrastructure: We believe that because of India’s rapid economic growth there is a substantial demand for ongoing infrastructure improvements like roads and power to foster continued growth. We also believe that the rapid economic growth has created a growing middle class that has developed increasing buying power. As a result of these factors, we believe there has been an increased growth opportunity for companies that develop and build infrastructure.  Some middle-tier infrastructure acquisition opportunities would include, among others, companies that build business complexes, residential housing and shopping complexes. We would also consider transportation companies, logistics companies or financial services companies operating within India as prospective middle-tier infrastructure acquisition target businesses. As set out in our 8K filings we have entered into definitive agreements with MBL, a road maintenance and road building company and with CWEL for the purchase of a wind energy farm.  We are in the process of conducting due diligence and upon the satisfactory completion of the due diligence we expect to file a Schedule 14 A proxy statement with the SEC.

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

    While we may, and, as described below, intend to seek to consummate a business combination with more than one target business, our underwriting agreement with Ferris, Baker Watts, Inc. in our initial public offering requires our initial business acquisition to be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition. Consequently, if we cannot identify and acquire multiple operating businesses at the same time, we will need to identify and acquire a larger single operating business or a small number of similarly focused operating businesses.

Engaging in a Business Combination

     General

    To date, we have entered into two agreements as outlined in 8Ks filed on February 12, 2007 and on May 2, 2007.  As set out in the referenced 8Ks we have identified the road building sector and the alternative energy sector as areas offering our investors arbitrage to public markets, high growth and potential IPOs in the Indian market.  Currently, we are conducting due diligence and US GAAP audits on our target.  We expect to file a proxy statement to solicit stockholder consent to the proposed acquisitions as soon as the audits are completed.

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

     Sources of target businesses

    We have relied on and continue to rely on finding candidates through three possible sources: (1) the professional community, including, without limitation, investment bankers, attorneys and accountants; (2) quasi-governmental associations such as the International Finance Corporation, which is a member of the World Bank; and (3) the industries subject to deregulation by the Indian government.  In addition, we have located acquisition candidates through other unaffiliated sources, including private equity and venture capital funds and public and private companies.  Our officers, directors and special advisors and their affiliates have also brought acquisition candidates to our attention.  In addition to contacting the sources described above for potential acquisition candidates, we have been contacted by unsolicited parties who become aware of our interest in prospective targets through press releases, word of mouth, media coverage and our website.  We have offered to pay a one-time finder’s fee of .25%, of the value of our investment to any unaffiliated party that makes an introduction, or provides information about prospective targets to us.  All such fees have been conditioned on our consummating a business combination with the identified target. In this regard, in connection with our proposed acquisition of a majority interest in MBL Infrastructures Limited, an unaffiliated third party has claimed that it is entitled to a finder's fee of approximately five percent of the purchase price (or, $1.75 million) for the acquisition if the acquisition is consummated. While we do not admit that the unaffiliated third party is a finder that is entitled to payment, we have expressed a willingness to pay our customary finder's fee of 0.25%. The parties are attempting to reach agreement on the amount of the fee to be paid if the acquisition is consummated.

    We have entered into a financial advisory agreement with Ferris, Baker Watts, Inc., the representative of the underwriters in our public offering, and SG Americas Securities, LLC, one of the participating underwriters in the public offering, whereby Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will serve as our financial advisors in connection with a business combination for a period of two years from the effective date of the public offering, March 2, 2006. Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will perform certain advisory services for us, including without limitation, assisting us in determining an appropriate acquisition strategy and tactics, evaluating the consideration that may be offered to a target business, assisting us in the negotiation of the financial terms and conditions of a business combination and preparing a due diligence package regarding a business combination for our board of directors. The due diligence services that have been provided, and continue to be provided, by Ferris, Baker Watts, Inc. and SG Americas Securities, LLC consist of gathering, preparing and organizing information to be considered by our board of directors, among other things.  Pursuant to the terms of this agreement, Ferris, Baker Watts, Inc., will be entitled to receive two percent of the consideration associated with any business combination by us, a portion of which shall be allocated to SG Americas Securities, LLC pursuant to a separate agreement between the parties. The fee will be capped at $1,500,000 and will be paid out of the trust proceeds only upon consummation of a suitable business combination. In addition to the foregoing fee, we have agreed to reimburse Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, for all of the reasonable out-of-pocket expenses incurred by it, whether or not a business combination is consummated; provided, however, that such expenses in the aggregate will not exceed $25,000 without our prior consent.

    Other than our advisory agreement with Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, we have also engaged the services of several professional firms that specialize in due diligence, USGAAP audits, legal audits, and other services that could help us in determining valuation and other criteria.  In addition on or around November 27, 2006, we engaged the firm of SJS Associates, which provides the services of Mr. John Selvaraj an individual with extensive experience in US GAAP, Indian GAAP and SEC reporting.  Mr. Selvaraj was also appointed as our Treasurer on November 27, 2006, following the resignation of Mr. Cherin. SJS Associates is a company held by Mr. Selvaraj.   Following a search for legal firms in India that had U.S. and Indian trained attorneys that could represent us, the Board appointed Economic Laws Practice (ELP), a legal firm located in India, with six partners and over fifty professionals.  Mr. Suhail Nathani, one of our board directors, is a Partner with ELP.

We have not and do not anticipate paying any of our existing officers, directors, founding stockholders or any entity with which they are affiliated, any finder’s fee or similar  compensation for services rendered to us prior to or in connection with the consummation of a business combination.

We have agreed to pay Integrated Global Networks, LLC, an affiliate of Mr. Mukunda, a monthly fee of $4,000 for general and administrative services including office space, utilities and secretarial support. Mr. Mukunda is the Chief Executive Officer of Integrated Global Networks, LLC and is our Chief Executive Officer and President.  We have agreed to pay SJS Associates $5,000 a month for Mr. Selvaraj’s services and we have agreed to pay ELP for their services with respect to legal work done in connection with potential targets.

    Selection of target businesses and structuring of a business combination

    Mr. Mukunda, as our Chief Executive Officer and President, has and will continue to supervise the process of evaluating prospective target businesses, and he now devotes substantially all of his time to our business now that we have signed a term sheet with a target business.   Mr. Mukunda is being assisted in his efforts by officers and advisors of the Company, together with the Company’s outside attorneys and other representatives. As described above, under their advisory agreement with us, Ferris, Baker Watts, Inc. and SG Americas Securities, LLC are also assisting in this process.

     In evaluating prospective target businesses, our management is considering, among other factors, the following:

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

    The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in carrying out a business combination consistent with our business objective. In evaluating prospective target businesses, we are conducting extensive due diligence review that encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that are being made available to us.

    We will attempt to structure a business combination to achieve the most favorable tax treatment to the target businesses, their stockholders, as well as our own stockholders and us. However, the Internal Revenue Service or appropriate state tax or foreign tax authority may not agree with our tax treatment of the business combination.

Fair market value of target businesses

    Pursuant to the underwriting agreement in our initial public offering with Ferris, Baker Watts, Inc., the initial target businesses that we acquire must have a fair market value equal to at least 80% of our net assets (excluding any fees and expenses held in the trust account for the benefit of Ferris, Baker Watts, Inc.) at the time of such acquisition. To the extent that we propose to acquire less than all of a business, as is the case with our two proposed acquisitions, the portions of the business that we acquire must satisfy the test described in the preceding sentence. The fair market value of such businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the value of the portion of the business we acquire will be determined by multiplying the fair market value of the target business as determined by our board of directors by the percentage of the company we will own upon consummation of the acquisition. If our board is not able to independently determine that the target businesses have a sufficient fair market value or if a conflict of interest exists with respect to such determination, including, but not limited to the fact that the target is affiliated with one or more of our officers or directors or with Ferris, Baker Watts Incorporated or SG Americas Securities, LLC and their respective affiliates, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD with respect to the satisfaction of such criteria. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target businesses have sufficient fair market value or if no such conflict exists.

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

Possible lack of business diversification

    The net proceeds from the public offering and the private placement provided us with approximately $62,815,000 (subject to reduction resulting from shareholders electing to convert their shares into cash), which we may use to complete a business combination. While we are seeking to engage in a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding any fees and expenses held in the trust account for the benefit of Ferris, Baker Watts, Inc.) at the time of such acquisition. While investing in two target businesses will provide us with exposure to different industries, it will still result in only limited diversification of our investments. The resulting lack of diversification may:

    •            result in our dependency upon the performance of a small number of operating businesses;

    •           result in our dependency upon the development or market acceptance of a limited number of products, processes or services; and

    •           subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry or industries in which we may operate subsequent to a business combination.

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

    In addition, because our business combination is expected to entail the acquisition of two businesses at the same time and are with different sellers, we may need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

      Limited ability to evaluate the target business’ management

    We expect to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination. However, our assessment of the target business’ management may not be correct. In addition, future management may not have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. It is possible that one or more of our officers, directors and special advisors will remain associated with us in some capacity following a business combination; it is also likely that some of them will devote their full efforts to our affairs subsequent to a business combination. Prior to or following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target businesses.

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

      Conversion rights

    At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest earned, net of taxes payable on the interest earned, in excess of an aggregate of $2,150,000 allocated for working capital purposes (interest calculated as of the record date for determination of stockholders entitled to vote on a proposed business combination), divided by the number of shares sold in the initial public offering (11,304,500 shares). Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $5.80 (or approximately $0.20 less than the per-unit offering price of $6.00). We will take steps to try to protect the assets held in trust from third party claims. However, to the extent that such claims are successfully made against the trust assets, they may reduce the per-share conversion price below approximately $5.80. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders of 50% or more of the shares issued in the public offering vote against a proposed business combination or public stockholders owning an aggregate of 20% or more of the shares sold in the public offering exercise their conversion rights.

      Liquidation if no business combination

    Pursuant to the terms of our initial public offering, we must complete a business combination on or prior to September 8, 2007, or on or prior to March 8, 2008 if the extension criteria described below have been satisfied. If we do not complete the business combination, then we will dissolve the company and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our founding stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the public offering and the 170,000 shares included in the units they have purchased in the private placement; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the public offering. Additionally, the underwriters have agreed to forfeit any rights to or claims against the proceeds held in the trust account which include their non-accountable expense allowance. There will be no distribution from the trust account with respect to our warrants.

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

    If we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination on or prior to September 8, 2007, as we have, but are unable to complete the business combination on or prior to September 8, 2007, then we will have an extension period of six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so or on or prior to March 8, 2008, we will then begin the dissolution and liquidation procedures described above. The trustee of the trust account will immediately commence liquidating the investments constituting the trust account and will turn over the proceeds to our public stockholders.

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

Employees

    On November 27, 2006 John Cherin resigned as Treasurer, Chief Financial Officer and Director for personal reasons. The Board subsequently appointed Mr. John B. Selvaraj as the Treasurer of the Company.  For his services, Mr. Selvaraj’s company SJS Associates receives a fee of $5,000 per month until the consummation of a transaction.

    On May 15, 2007 Mr. Richard Prins, accepted the appointment as a Director on our Board. Mr. Prins is currently the Director of Investment Banking at Ferris, Baker Watts. Inc.

    We currently have two executive officers, one of whom is a member of our board of directors, five board directors as well as five founding special advisors.  We also utilize the services of advisors, consultants and legal and tax professionals, among others, to assist in evaluating potential target industries and companies, among other tasks. We expect to add employees to handle the additional workload brought on by the MBL and CWEL transactions.

    Our executive officers and part-time employees are not obligated to devote their full time to our matters and intend to devote only as much time as they deem necessary to our affairs; however, Ram Mukunda, our President and Chief Executive Officer, is engaged in our matters on a full time basis. John B. Selvaraj, our Treasurer, devotes between 10 and 15 hours a week. Dr. Ranga Krishna, the Chairman of our Board of Directors,  devotes an average of approximately ten hours per week to our business.

    Other than the $4,000 monthly fee paid to Integrated Global Network, LLC for general and administrative services, and $5,000 monthly fee paid to SJS Associates for the services of Mr. Selvaraj, no compensation, including finder's or consulting fees, has been or will be paid to any of our officer, director,  founding special advisors, or any of their affiliates, for services rendered prior to or in connection with a business combination. We have made health insurance that covers international travel available to our employees and officers. Mr. Mukunda, our Chief Executive Officer and President, is the Chief Executive Officer of Integrated Global Network, LLC.

Item 2.	Description of Property

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

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company commenced its initial public offering on March 8, 2006. From that time until the end of its fiscal year, March 31, 2007, the Company offered ownership units for purchase. An ownership unit in the Company represents an ownership of both common stock and warrants to purchase common stock. On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock. The common stock, units and warrants trade on the American Stock Exchange under the symbols “IGC,” “IGC.U,” and “IGC.WS,” respectively. The following table sets forth the high and low sales prices of the units for the fiscal year, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 2007	High	Low
First Quarter	$6.50	$6.35
Second Quarter	6.60	6.00
Third Quarter	7.74	6.22
Fourth Quarter	7.70	6.85

Fiscal Year Ended March 31, 2006
March 31, 2006	$6.75	$6.31

    As of March 30, 2007, there were approximately 67,000 unit holders of record, 600 stockholders and 600 holders of warrants. The last sale price as reported by the American Stock Exchange on March 30, 2007, was $6.85 for units, $ 5.84 for shares and $ 0.69 for warrants. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

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

    On February 5, 2007 IGC entered into a Note and Warrant Purchase Agreement (the “Warrant Agreement”) with Oliveira Capital, LLC (“Oliveira”) pursuant to which the Company sold Oliveira a Promissory Note (“Note”) in the principal amount of $3,000,000 and a warrant (the “Warrant”) to purchase up to 425,000 shares of common stock of the Company (the “Warrant Shares”) at an initial exercise price of $5.00 per share in a private placement.

    The Note bears interest at a rate of 8% per annum and is due and payable in full upon the earlier of February 5, 2008 and the date on which the Company consummates a business combination. The Note is secured by the debentures pursuant to a Pledge Agreement. The Warrant is exercisable during the period commencing on the consummation by the Company of a business combination and ending on March 8, 2012.

    In connection with the above-described transaction, the Company agreed to allow Oliveira to register the resale of the Warrant Shares as part of a subsequent registration statement relating to securities of the Company, subject to certain specified exceptions.

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

    After deducting offering expenses of approximately $871,800 and underwriting discounts of approximately $5,160,750, approximately $61,794,450 of the aggregate proceeds from the public offering were deposited into a trust account at SunTrust Bank maintained by Continental Stock Transfer & Trust Company acting as trustee. However, of the $871,800 of offering expenses, a portion of these expenses were not paid prior to the close of fiscal year end and were subsequently placed in the trust account. These expenses were paid subsequent to the fiscal year end from interest on the trust account. Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the trust account. The net proceeds from the 170,000 units which were purchased in a private placement immediately prior to the public offering by our officers and directors were placed in the trust account, and they have agreed to forfeit those funds if a business combination is not consummated. In addition, the proceeds from the loans from our founders in the aggregate amount of $870,000 were placed in the trust account. The loans will be repaid from the interest accrued on the amount in escrow, but will not be repaid from the principal in escrow. The amount placed in trust excluding the underwriter’s deferral was $63,845,850.

Item 6.   Management's Discussion and Analysis

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

Plan of Operation

    We were formed on April 29, 2005, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in an unspecified industry, with operations primarily in India. We intend to use cash derived from the proceeds of the public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination. We are currently a shell company, and we will remain a shell company until we consummate a business combination.

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

    We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate at least through March 8, 2008, assuming that a business combination is not consummated during that time. For the period commencing March 8, 2006 and ending on the earlier of March 8, 2008 or the consummation of a business combination, we anticipate making the following expenditures:

•
Approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; as of March 31, 2007 we have incurred approximately $330,000 of expenses.

•	Approximately $185,000 of expenses for the due diligence and investigation of a target business; as of March 31, 2007 we have incurred approximately $153,000 of expenses.

•	Approximately $115,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; as of March 31, 2007 we have incurred approximately $200,000 of expenses.

•
As of March 30, 2007, there were approximately 67,000 unit holders of record, 600 stockholders and 600 holders of warrants. The last sale price as reported by the American Stock Exchange on March 30, 2007, was $6.85 for units, $ 5.84 for shares and $ 0.69 for warrants. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

•
Approximately $184,000 for travel, general working capital that will be used for miscellaneous expenses and reserves, including for director and officer liability insurance premiums, deposits, down payments and/or funding of a “no shop” provision in connection with a prospective business transaction and for international travel with respect to negotiating and finalizing a business combination. As of March 31, 2007 we have incurred approximately $150,000 for travel and general working capital. We have made a $3,000,000 payment to MBL to serve as a “no shop” fee.  Subsequent to March 31, 2007, we have also made approximately a $250,000 payment to CWEL as a no shop fee.

    We do not believe we will need additional financing following the public offering in order to meet the expenditures required for operating our business. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

On May 2, 2005, Mr. Mukunda loaned a total of $100,000 to us for payment of offering expenses, and on September 15, 2005, Dr. Krishna loaned a total of $50,000 to us for payment of offering expenses. Pursuant to the terms of these promissory notes, the loans from Mr. Mukunda and Dr. Krishna are payable upon the earlier of (i) the first anniversary of the consummation of the public offering or (ii) the date of the consummation of a business combination. Upon the consummation of the public offering, the founders loaned an additional $720,000 to us which has been deposited in the trust account. Pursuant to the terms of these promissory notes, the $720,000 of additional loans from the founders were payable upon the earlier of (i) March 3, 2007 or (ii) the date of the consummation of a business combination. All of the foregoing loans bore interest at a rate of 4% per year.

    As of March 31, 2007 we drew a total of $2,150,000 from the interest on amounts in escrow.  On April 06, 2007 Mr. Mukunda’s loan of  $100,000 plus accrued interest was repaid. Mr. Mukunda made available to us a line of credit of $100,000, by personally guaranteeing the line with Sun Trust Bank.

    On April 06, 2007 we cancelled the note for $720,000 issued to Dr. Krishna and we repaid $500,000 plus some accrued interest to Dr. Krishna.  We issued a new note for $220,000. On May 8, 2007 Dr. Krishna loaned us an additional $275,000. We issued a note to him for $275,000.  Dr. Krishna’s rights under the promissory notes are similar to those set out for the original founder’s loans, but with an expiration extended to March 31, 2008, or the date of the consummation of a business combination. The new loans bear interest at a rate of 8% per year,

Part of the proceeds of the loans have been used to fund a down payment with one of our acquisitions, CWEL as described in our 8K filed with the SEC on May 2nd, 2007.

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

Off Balance Sheet Arrangements

Options and warrants issued by the Company are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the March 31, 2007 financial statements for a discussion of outstanding options and warrants.

Item 7. Financial Statements and Supplementary Data

This information appears following Item 14 of this Report and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition , use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for the fiscal year ending March 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. We believe our process, which will begin in 2007 and continue in 2008 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Company

The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 27, 2007, pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders,  and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 10. Executive Compensation

SJS Associates receives a monthly fee of $5,000 for providing the services of Mr. John Selvaraj who was appointed as our Treasurer. No executive officer (other than John Selvaraj) received any cash compensation for services rendered during the year ended March 31, 2007.

Until the acquisition of a target business, we will pay Integrated Global Networks, LLC, an affiliate of Mr. Mukunda, a monthly fee of $4,000 for general and administrative services including office space, utilities and secretarial support.   Other than this $4,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination.

However, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Security Ownership of Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 27, 2007 for the 2007 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the information under the heading “Transactions with Certain Related Persons”, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 27, 2007 for the 2007 Annual Meeting of Stockholders.

Item 13. Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation.(1)
3.2	By-laws.(2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.5	Form of Purchase Option to be granted to the Representative.(1)
10.1	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ram Mukunda.(4)
10.2	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and John Cherin.(4)
10.3	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ranga Krishna.(4)
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)
10.5	Promissory Note issued by the Registrant to Ram Mukunda.(2)
10.5.1	Extension of Due Date of Promissory Note issued to Ram Mukunda.(2)
10.6	Form of Stock and Unit Escrow Agreement among the Registrant, Ram Mukunda, John Cherin and Continental Stock Transfer & Trust Company.(2)
10.7	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders.(3)
10.8	Form of Unit Purchase Agreement among Ferris, Baker Watts, Inc. and one or more of the Initial Stockholders.(5)
10.9	Form of Office Service Agreement between the Registrant and Integrated Global Networks, LLC.(5)
10.10	Amended and Restated Letter Advisory Agreement between the Registrant, Ferris, Baker Watts, Inc. and SG Americas Securities, LLC.(5)
10.11	Form of Letter Agreement between Ferris, Baker Watts, Inc. and certain officers and directors of the Registrant.(4)
10.12	Form of Letter Agreement between Ferris, Baker Watts, Inc. and each of the Special Advisors of the Registrant.(4)
10.13	Form of Letter Agreement between the Registrant and certain officers and directors of the Registrant.(4)
10.14	Form of Letter Agreement between the Registrant and each of the Special Advisors of the Registrant.(4)
10.15	Promissory Note issued by the Registrant to Ranga Krishna.(2)
10.15.1	Extension of Due Date of Promissory Note issued to Ranga Krishna.(2)
10.16	Form of Promissory Note to be issued by the Registrant to Ranga Krishna.(2)
10.17	Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons “named as Promoters therein”.(6)
10.18	Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (6)
10.19	Note and Warrant Purchase Agreement dated February 5, 2007 by and among India Globalization Capital, Inc. and Oliviera Capital, LLC.(6)
10.20	Promissory Note dated February 5, 2007 in the initial principal amount for $3,000,000 issued by India Globalization Capital, Inc. to Oliviera Capital, LLC.(6)
10.21	Warrant to Purchase Shares of Common Stock of India Globalization Capital, Inc. issued by India Globalization Capital, Inc. to Oliviera Capital, LLC.(6)
10.22
First Amendment to Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein.(7)

10.23
First Amendment to the Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein.(7)

10.24	Contract Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL.(7)
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on September 22, 2006.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on February 14, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as originally filed on May 13, 2005.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on July 11, 2005.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on March 2, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on February 12, 2007.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 2, 2007.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about July 27, 2007 for the 2007 Annual Meeting of Stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
India Globalization Capital, Inc.

We have audited the accompanying balance sheets of India Globalization Capital, Inc. (a development stage company) as of March 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2007, the period from April 29, 2005 (inception) to March 31, 2006 and the cumulative period from April 29, 2005 (inception) through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India Globalization Capital, Inc. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended March 31, 2007, the period from April 29, 2005 (inception) through March 31, 2006 and the cumulative period from April 29, 2005 (inception) to March 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that India Globalization Capital, Inc. will continue as a going concern. As discussed in Note A to the financial statements, the Company may face a mandatory liquidation by March 8, 2008 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
July 10, 2007

India Globalization Capital, Inc.
(a development stage company)
BALANCE SHEETS
	March 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,169,422	$2,210
Investments held in Trust Fund	66,104,275	65,825,016
Interest Receivable—Convertible Debenture	37,479	-
Convertible debenture in MBL	3,000,000	-
Prepaid expenses and other current assets	74,197	76,766

Total Current Assets	70,385,373	65,903,992

Deferred acquisition costs	158,739	-
Deferred tax assets—Federal and State, net of valuation allowance	142,652	25,000
Total Assets	$70,686,764	$65,928,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$237,286	$286,105
Notes payable to stockholders	870,000	870,000
Taxes payable	296,842	70,000
Deferred trust interest	32,526	-
Note Payable to Oliveira Capital, LLC	1,794,226	-
Due to underwriter	1,769,400	1,769,400
Total current liabilities	$5,000,280	$2,995,505

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785	12,762,785

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500	1,397	1,397
Additional paid-in capital	51,848,145	50,613,145
Income (Deficit) accumulated during the development stage	1,074,157	(443,840)
Total stockholders’ equity	$52,923,699	$50,170,702

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,686,764	$65,928,992

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS

		April 29, 2005	April 29, 2005
		(Date of Inception)	(Date of Inception)
	Year Ended	through	Through
	March 31, 2007	March 31, 2006	March 31, 2007
Legal and formation, travel and other start up costs	$(765,047)	$(68,183)	$(833,230)
Compensation expense	—	(535,741)	(535,741)
Interest expense	(103,916)	(5,500)	(106,416)
Interest income	3,171,818	210,584	3,382,402

Income (loss) before income taxes	2,302,855	(398,840)	1,904,015
Provision for income taxes, net	784,858	45,000	829,858

Net income (loss)	$1,517,997	$(443,840)	$1,074,157

Net income (loss) per share: basic and diluted	$0.11	$(0.14)

Weighted average number of shares
outstanding-basic and diluted	13,974,500	3,191,000

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
(a development stage company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Income (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
Issuance of common stock to founders at $.01 per share (1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	—	$25,000

Surrendered shares (on September 7, 2005 and February 5, 2006 of 62,500 and 137,500 respectively)	(200,000)	(20)	20	—	—

Issuance of common stock to founders at $.01 per share on February 5, 2006	200,000	20	537,721	—	537,741

Issue of 170,000 units in a private placement	170,000	17	1,019,983	—	1,020,000

Issue of 11,304,500 units, net of underwriters’ discount and offering expenses (including 2,259,770 shares subject to possible conversion) and $100 from underwriters option	11,304,500	1,130	61,793,456	—	61,794,586

Proceeds subject to possible conversion of shares			(12,762,785)	—	(12,762,785)

Net loss for the period	—	—	—	$(443,840)	(443,840)

Balance at March 31, 2006	13,974,500	$1,397	$50,613,145	$(443,840)	$50,170,702

Fair value of 425,000 warrants issued to Oliveira Capital, LLC	—	—	1,235,000	—	1,235,000
Net income	—	—	—	$1,517,997	1,517,997
Balance at March 31, 2007	13,974,500	$1,397	$51,848,145	$1,074,157	$52,923,699

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS

	Year ended March 31, 2007	April 29, 2005 (Date of Inception)Through March 31, 2006	April 29, 2005 (Date of Inception) Through March 31, 2007
Cash flows from operating activities:
Net income (loss)	$1,517,997	$(443,840)	$1,074,157
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Treasury Bills	(3,098,769)	(203,022)	(3,301,791)
Non-cash compensation expense	-	535,741	535,741
Deferred taxes	(117,652)	(25,000)	(142,652)
Amortization of debt discount on Oliveira debt	29,226	-	29,226
Changes in:
Prepaid expenses and other current assets	2,569	(76,766)	(74,197)
Interest receivable - convertible debenture	(37,479)	-	(37,479)
Deferred interest liability	32,526	-	32,526
Accrued expenses	(113,819)	47,679	(66,140)
Taxes payable	226,842	70,000	296,842
Net cash used in operating activities	(1,558,559)	(95,208)	(1,653,767)

Cash flows from investing activities:
Purchase of treasury bills	(722,540,587)	(131,229,427)	(853,770,014)
Maturity of treasury bills	725,189,331	65,780,000	790,969,331
Decrease (increase) in cash held in trust	170,766	(172,567)	(1,801)
Purchase of convertible debenture	(3,000,000)	-	(3,000,000)
Payment of deferred acquisition costs	(93,739)	-	(93,739)
Net cash used in investing activities	(274,229)	(65,621,994)	(65,896,223)

Cash flows from financing activities:
Issuance of common stock to founders		27,000	27,000
Payments of offering costs		(4,024,688)	(4,024,688)
Proceeds from notes payable to stockholders		870,000	870,000
Proceeds from issuance of underwriters option		100	100
Proceeds from initial public offering		67,827,000	67,827,000
Proceeds from private placement		1,020,000	1,020,000
Proceeds from note payable to Oliveira Capital, LLC	3,000,000	-	3,000,000
Net cash provided by financing activities	3,000,000	65,719,412	68,719,412

Net increase in cash and cash equivalent	1,167,212	2,210	1,169,422
Cash and cash equivalent at the beginning of the period	2,210	-	-
Cash and cash equivalent at the end of the period	$1,169,422	$2,210	$1,169,422

Supplemental schedule of non cash financing activities:
Accrual of offering costs	$-	$238,426	$238,426
Accrual of deferred underwriters’ fees	$-	$1,769,400	$1,769,400
Accrual of deferred acquisition costs	$65,000	$-	$65,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$675,668	$-	$675,668
Fair value of warrants included in additional paid in capital	$1,235,000	$-	$1,235,000

The accompanying notes should be read in connection with the financial statements.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (together, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring one or more operating businesses in an unspecified industry located in India (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately ninety-seven percent (97%) of the gross proceeds of the Public Offering are being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds, along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 50% or more of the shares issued in the Offering vote against the Business Combination or the holders of 20% or more of the shares issued in the Public Offering elect to exercise their conversion rights, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Public Offering (the “Founding Stockholders”) will not participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Public Offering. (Note I)

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. There is no assurance that the Company will be able to successfully affect a Business Combination during the period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Income per common share:

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 22,949,000 outstanding warrants, issued in connection with the Public Offering and the Private Placement described in Note C,  the 500,000 outstanding units issued to the underwriters in connection with the Public Offering and the 425,000 warrants to purchase shares of common stock issued to Oliveira Capital, LLC in connection with the promissory note has not been included in the diluted weighted average shares since the warrants are contingently exercisable.

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

[5] Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. In May 2007, the FASB issued Staff Position, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1) which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.   FSP FIN 48-1 is effective with the initial adoption of FIN 48. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 or FSP FIN 48-1 will have a material effect on our financial condition or results of operations.

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

NOTE D — INVESTMENTS HELD IN TRUST FUND

Investments held in trust consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of operations. Investments held in trust as of March 31, 2007 and 2006 include the following:

	March 31,
	2007	2006
Investment held for the benefit of the Company	$63,845,850	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400	1,769,400
Investment earnings (available to fund Company expenses up to a maximum of $2,150,000, net of taxes)(1)	489,025	209,766

	$66,104,275	$65,825,016
(1) Through March 31, 2007, the Company has transferred approximately $2,150,000 of Investment Earnings from the Trust Account into its operating account.

NOTE E — NOTES PAYABLE TO STOCKHOLDERS

Three unsecured notes were issued to two of the Founding Stockholders of the Company. One note of $100,000 and another for $50,000 were issued on May 2, 2005 and on September 26, 2005, respectively, and were payable the earlier of April 30, 2006 or upon the consummation of the Public Offering. On December 15, 2005, the unsecured notes referred to above were amended to provide that they become payable upon the earlier of the consummation of a Business Combination or the first anniversary of the consummation of the Public Offering. Another note of $720,000 was issued on March 3, 2006 and was payable on the earlier of March 31, 2007 or the consummation of a Business Combination. The notes all bore interest at 4% per annum. Due to the short-term nature of the notes, the fair value of the notes approximate their carrying amount. Interest expense of approximately $ 41,200  and $5,500 has been included in the statement of operations for the year ended March 31, 2007 and the period ended March 31, 2006 relating to these notes, respectively.

On April 6, 2007, the $100,000 note was repaid and cancelled. One of the founding stockholders made available a line of credit for $100,000 by personally guaranteeing the line.

Also on April 6, 2007 the loan of $720,000 made by one of the founding stockholders was partially repaid. The Company paid the founding stockholder $500,000 plus some accrued interest, cancelled the note for $720,000 and issued the founding stockholder a new note for $220,000.

On May 8, 2007 the same founding stockholder loaned the company an additional $275,000. We issued him a new note for $275,000.

The rights under the two new notes are similar to those set out for the original Founder’s notes. The new notes are payable on the earlier of March 31, 2008 or the consummation of a Business Combination. The notes bear interest at 8% per annum.

NOTE F — RELATED PARTY TRANSACTION

The Company has agreed to pay SJS Associates $5,000 a month till the consummation of a business combination. SJS Associates is a related party and a privately held company by Mr. John Selvaraj our Treasurer. The monthly fees are paid for services rendered by John Selvaraj to the Company. From inception to March 31, 2007 a total of $15,000 have been paid to Mr. Selvaraj for his services.

The Company has agreed to pay Integrated Global Network, LLC (IGN, LLC), a related party and privately-held company where one of the Founding Stockholders serves in an executive capacity, an administrative fee of $4,000 per month for office space and general and administrative services from the effective date of the Proposed Offering through the date of a Business Combination. From inception to March 31, 2006 and for the year ending March 31, 2007 approximately $3,000 and $45,000 respectively was paid to IGN, LLC.

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board Directors is a Partner with ELP. Since inception to March 31, 2007 approximately $ 53,810 has been paid to ELP for legal services.  No payments were made in the financial year ending March 31, 2006.

In February 2006, the Company issued an aggregate of 200,000 shares of common stock to its founders and advisors. The shares were issued for an aggregate price of $2,000. The fair value of these shares was estimated to be $537,741; the difference of $535,741 was recorded as compensation expense on the accompanying statement of operations. The fair value was determined by allocating the $6.00 Unit price in the Offering between the estimated fair value of the shares and warrants to be included therein. The per share fair value was estimated to be $2.69.

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

At March 31, 2007 and 2006, 24,874,000 and 24,449,000 shares of common stock, respectively were reserved for issuance upon exercise of redeemable warrants, underwriters’ purchase option and warrants issued to Oliveira Capital, LLC.

NOTE H — INCOME TAXES

The provision for income taxes for the year ended March 31, 2007 and the period ended March 31, 2006 consists of the following:
	March 31,
	2007	2006
Current:
Federal	$902,510	$70,000
Deferred:
Federal	(117,652)	(25,000)

Total tax provision	$784,858	$45,000

The total tax provision for income taxes for year ended March 31, 2007 and the period ended March 31, 2006 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	March 31,
	2007	2006
Statutory Federal income tax rate	34%	34%
Non-cash compensation expense		(45.7)%
State tax benefit net of federal tax	(1.3)%	(1.3)%
Increase in state valuation allowance	1.3%	1.3%
Other	-	.4%

Effective income tax rate	34%	(11.3)%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	March 31,
	2007	2006
Operating costs deferred for income tax purposes	$242,015	$30,000
Interest income deferred for reporting purposes	11,059	-
Difference between accrual accounting for reporting purposes and cash accounting for tax purposes	(75,514)	-
Less: Valuation Allowance	(34,908)	(5,000)
Net deferred tax asset	$142,652	$25,000

The Company has recorded a valuation allowance against the state deferred tax asset since they cannot determine realizability for tax purposes and therefore can not conclude that the deferred tax asset is more likely than not recoverable at this time.

NOTE I — COMMITMENTS AND CONTINGENCY

In connection with the Offering and pursuant to an advisory agreement, the Company has engaged its underwriters as its investment bankers to provide the Company with assistance in structuring the Business Combination. As compensation for the foregoing services, the Company will pay the Underwriters a cash fee at the closing of a Business Combination equal to 2% of the aggregate consideration paid in such Business Combination up to a maximum of $1,500,000 and pay up to $25,000 of expenses. In addition, a broker fee of $ 90,000 will be paid to Ferris, Baker Watts in conjunction with the loan to the Company by Oliveira Capital, LLC, if the Business Combination is successful.

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

In connection with our proposed acquisition of a majority interest in MBL Infrastructures Limited (“MBL”), an unaffiliated third party has claimed that it is entitled to a finder's fee of approximately five percent of the purchase price (or, $1.75 million) for the acquisition if the acquisition is consummated. While we do not admit that the unaffiliated third party is a finder that is entitled to payment, we have expressed a willingness to pay our customary finder's fee of 0.25%. The parties are attempting to reach agreement on the amount of the fee to be paid if the acquisition is consummated.

NOTE J — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE K –  INVESTMENT ACTIVITIES

MBL Infrastructure Limited Purchase Agreement

On February 2, 2007, the Company entered into a Share Subscription Cum Purchase Agreement (the “Purchase Agreement”) with MBL and R G Maheshwari , A K Lakhotia, Maruti Maheshwari, Aditya Maheshwari, Uma Devi Lakhotia, Shweta Maheshwari, Gokul Sales P Ltd and Jai Art N Image P Ltd (collectively, the “Promoters”), pursuant to which the Company will acquire 2,212,745 equity shares of MBL (the “Promoter Shares”) from the Promoters and an additional 9,519,949 newly-issued equity shares directly from MBL (the “New Shares”) so that at the conclusion of the transactions contemplated by the Purchase Agreement, the company will own 57% of the outstanding equity shares of MBL. MBL engages in road-building and maintenance projects in India, as well as managing road-building projects on a contract basis for national, state and local agencies..

The Acquisition is expected to be consummated during the fall of 2007, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

On February 5, 2007 the Company entered into an agreement to sell 425,000 warrants, described in Note L, and a note for $3,000,000 to Oliveira Capital, LLC for $3,000,000. The note carries an interest of 8% and is due upon the earlier of February 5, 2008, or the consummation of a Business Combination. Pursuant to the receipt of the $3,000,000 from Oliveira Capital, the Company on February 6, 2007 purchased $3,000,000 of convertible debentures from MBL. The debentures carry an interest of 8% and is secured by 1,131,356 shares of MBL common stock. The note from Oliveira Capital, LLC is secured by the convertible debentures issued to MBL.

On February 6, 2007 the Company entered into a non-binding agreement in principle with Chiranjjeevi Wind Energy Limited (“CWEL”) for the acquisition of 24 MW in wind energy assets which includes the acquisition of land, all licenses, environmental clearances, and equipment (the “CWEL Acquisition”). The Company has formed a wholly owned subsidiary based in Mauritius. The name of the subsidiary is India Globalization Capital, Mauritius, Limited (IGC-M Ltd.).

On April 25, 2007, the Company entered into the First Amendment to the Share Subscription Cum Purchase Agreement (the “First Amendment to Purchase Agreement” or “SSPA”) with MBL and the Promoters.

Pursuant to the First Amendment to Purchase Agreement, the conditions precedent to the Company’s consummation of the transactions contemplated by the SSPA were amended to provide that: (i) MBL’s audited financial statements converted to US GAAP for the periods ended March 31, 2006, March 31, 2005 and March 31, 2004 and unaudited financial statements converted to US GAAP for the period commencing April 1, 2006 and ending December 31, 2006 (collectively, the “Required Financial Statements”) previously required to be delivered under the SSPA be delivered to the Company by May 15, 2007 and (ii) MBL and the Promoters deliver audited financial statements converted to US GAAP for the period ended March 31, 2007 by June 30, 2007. In addition, Clause 5.3 of the SSPA was amended to extend the deadline for the completion of the Company’s acquisition of MBL shares from September 30, 2007 to November 30, 2007.

On April 25, 2007, concurrently with the execution of the First Amendment to the Purchase Agreement, the Company entered into the First Amendment to the Debenture Subscription Agreement (the “First Amendment to Debenture Agreement”) with MBL and the Promoters.

Pursuant to the First Amendment to the Debenture Agreement, Clause 14 of the Debenture Subscription Agreement dated February 2nd, 2007 was amended to extend the deadline by which time IGC must either obtain the requisite shareholder approvals for the acquisition of MBL shares under the SSPA or purchase an additional USD $3,000,000 in MBL Convertible Debentures from April 30, 2007 to 45 days after receiving the Required Financial Statements.

Contract Agreement Between IGC, CWEL, AMTL and MAIL

On April 29, 2007, the Company entered into a Contract Agreement Dated April 29, 2007 (“CWEL Purchase Agreement”) with Chiranjjeevi Wind Energy Limited, (CWEL),  Arul Mariamman Textiles Limited (AMTL), and Marudhavel Industries Limited (MAIL), collectively CWEL. Pursuant to the CWEL Purchase Agreement, the Company will acquire 100% of a 24-mega watt wind energy farm, consisting of 96 250-kilowatt wind turbines, located in Karnataka, India to be manufactured by CWEL.

CWEL is a manufacturer and supplier of wind operated electricity generators, towers and turnkey implementers of wind energy farms.

On May 22, 2007, the Company made a down payment of approximately $250,000 to CWEL. The Acquisition is expected to be consummated during the fall of 2007, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

We have incurred $158,739 through March 31, 2007 in connection with our two acquisitions which is included as deferred acquisition costs in the accompanying balance sheet.

NOTE L – VALUATION OF WARRANTS ISSUED TO OLIVEIRA CAPITAL, LLC

The Company sold a promissory note and 425,000 warrants to Oliveira Capital, LLC for $3,000,000. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the earlier of the completion of a Business Combination with a target business or the distribution of the Trust Fund and expiring five years from the date of issuance. The warrants have an exercise price of $5.00. The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of issuance would approximately be $ 1,235,000 using an expected life of five years, volatility of 46% and a risk-free interest rate of 4.8%

We computed volatility for a period of five years. For approximately the first four years we used the trading history of two representative companies that are listed on the Indian Stock exchange. For approximately one year the trading history of the Company’s common stock was used. The average volatility of the combined data extending over five years was calculated as 46%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the warrants.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 16, 2007	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 16, 2007	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2007	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: July 16, 2007	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 16, 2007	By:	/s/ Ram Mukunda,
Ram Mukunda
Director

Date: July 16, 2007	By:	/s/ Richard Prince
Richard Prince
Director