Form 10KSB/A
period 2007-03-31
India Globalization Capital, Inc.
filed 2007-08-20
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes        ☒ No

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes              ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes            ☐ No

State issuer’s revenues for its most recent fiscal year.  None.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of June 1, 2007 was $62,626,930.  For purposes of the computation, we consider all directors and holders of 10 percent or more of our common stock to be affiliates.  Therefore, the number of shares of our common stock held by non-affiliates as of June 1, 2007 was 11,304,500 shares.

The number of shares of Common Stock outstanding on August 17, 2007 was 13,974,500 shares.

 Documents incorporated by reference:    None.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Explanatory Statement

We are filing this Amendment No. 1 to the India Globalization Capital, Inc. Form 10-KSB for the fiscal year ended March 31, 2007 (the “Original Report”), to amend and restate the information disclosed under Part III of the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III of the Original Report has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the Original Report to reflect any events that occurred as of a date subsequent to the filing of the Original Report. In addition, the exhibit list in Item 13 of Part III has not been updated. This Form 10-KSB/A is effective for all purposes as of the date of the filing of the Original Report.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our current directors, executive officers, promoters, control persons and special advisors are as follows:

Name	Age	Position
Dr. Ranga Krishna	43	Chairman of the Board
Ram Mukunda	48	Chief Executive Officer, President and Director
John B. Selvaraj	63	Treasurer
Sudhakar Shenoy	59	Director
Suhail Nathani	42	Director
Richard Prins	50	Director
Larry Pressler	64	Special Advisor
P.G. Kakodkar	70	Special Advisor
Shakti Sinha	49	Special Advisor
Dr. Prabuddha Ganguli	57	Special Advisor
Dr. Anil K. Gupta	56	Special Advisor

Dr. Ranga Krishna has served as our Chairman of the Board since December 15, 2005.  Dr. Krishna previously served as a Director from May 25, 2005 to December 15, 2005 and as our Special Advisor from April 29, 2005 through June 29, 2005.  In September 1999, he co-founded Fastscribe, Inc., an Internet-based medical and legal transcription company with its operations in India and over 200 employees.  He has served as a director of Fastscribe since September 1999.  In February 2003, Dr. Krishna founded International Pharma Trials, Inc., a company with operations in India and over 150 employees that assists U.S. pharmaceutical companies performing Phase II clinical trials in India.  He is currently the Chairman and CEO of that company.  In April 2004, Dr. Krishna founded Global Medical Staffing Solutions, Inc., a company that recruits nurses and other medical professionals from India and places them in U.S. hospitals.  Dr. Krishna is currently serving as the Chairman and CEO of that company.  Dr. Krishna is a member of several organizations, including the American Academy of Neurology and the Medical Society of the State of New York.  He is also a member of the Medical Arbitration panel for the New York State Worker’s Compensation Board.  Dr. Krishna was trained at New York’s Mount Sinai Medical Center (1991-1994) and New York University (1994-1996).

Ram Mukunda has served as our Chief Executive Officer, President and a Director since our inception on April 29, 2005 and was Chairman of the Board from April 29, 2005 through December 15, 2005.  Since September 2004, Mr. Mukunda has served as Chief Executive Officer of Integrated Global Networks, LLC, a communications contractor in the U.S. Government space.  From January 1990 to May 2004, Mr. Mukunda served as Founder, Chairman and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services into the emerging economies.  Startec was among the first carriers to have a direct operating agreement with India for the provision of telecom services.  Mr. Mukunda was responsible for the organization and structuring of the acquisition of a number of companies by Startec.  Mr. Mukunda oversaw strategic investments in companies with India-based operations or which provided services to India-based companies and for integrating the acquired companies with Startec.  Under his tenure at Startec, the company made an initial public offering of its equity securities in 1997 and conducted a public high-yield debt offering in 1998.  Mr. Mukunda further was responsible for the restructuring of Startec after the company filed for protection under Chapter 11 in December 2001.  Startec emerged from Chapter 11 in 2004.  Ferris, Baker Watts, Inc., the representative of the underwriters for this offering, acted as the managing underwriter in connection with the initial public offering of Startec in 1997, and one of its executives is a member of the Board of Directors of Startec.

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

John B. Selvaraj has served as our Treasurer since November 27, 2006.  From November 15, 1997 to August 10, 2007, Mr. Selvaraj served in various capacities with Startec, Inc., including from January 2001 to April 2006 as Vice President of Finance and Accounting, where he was responsible for SEC reporting and international subsidiary consolidation.  Prior to joining Startec, from July 1984 to December 1994, Mr. Selvaraj served as the Chief Financial and Administration Officer for the USA office of the European Union.  In 1969, Mr. Selvaraj received a BBA in Accounting from Spicer Memorial College India, and an Executive MBA, in 1993, from Averette University, Virginia.  Mr. Selvaraj is a Charted Accountant (CA, 1971).

Sudhakar Shenoy has served as our Director since May 25, 2005.  Since January 1981, Mr. Shenoy has been the Founder, Chairman and CEO of Information Management Consulting, Inc., a business solutions and technology provider to the government, business, health and life science sectors.  Mr. Shenoy is a member of the Non Resident Indian Advisory Group that advises the Prime Minister of India on strategies for attracting foreign direct investment.  Mr. Shenoy was selected for the United States Presidential Trade and Development Mission to India in 1995.  From 2002 to June 2005, he served as the chairman of the Northern Virginia Technology Council.  Since 1998, Mr. Shenoy has served on the Board of Directors of Startec Global Communications, a telecommunication company of which Mr. Mukunda, our CEO, was Chairman and CEO.  In 1970, Mr. Shenoy received a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology (IIIT).  In 1971 and 1973, he received an M.S. in electrical engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.

Suhail Nathani has served as our Director since May 25, 2005.  Since September 2001, he has served as a partner at the Economics Laws Practice in India, which he co-founded.  The 25-person firm focuses on consulting, general corporate law, tax regulations, foreign investments and issues relating to the World Trade Organization (WTO).  From December 1998 to September 2001, Mr. Nathani was the Proprietor of the Strategic Law Group, also in India, where he practiced telecommunications law, general litigation and licensing.  Mr. Nathani earned a LLM in 1991 from Duke University School of Law.  In 1990, Mr. Nathani graduated from Cambridge University with a MA (Hons) in Law.  In 1987, he graduated from Sydenham College of Commerce and Economics, Bombay India.

Richard Prins has served as a Director since May 22, 2007.  Since March 1996 he has been the Director of Investment Banking at Ferris, Baker Watts, Inc (the lead underwriter for our initial public offering).  Prior to Ferris, Baker Watts, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Banks).  From 1993 to 1998 he was with the leveraged buy out firm of Tuscarora Corporation. Since February 2003, he has been on the board of Amphastar Pharma and since April 2006 he has been on the board of Advancing Native Missions, a non-profit.  Mr. Prins holds a B.A. degree from Colgate University (1980), and an M.B.A. from Oral Roberts University (1983).

Senator Larry Pressler has served as our Special Advisor since February 3, 2006.  Since leaving the U.S. Senate in 1997, Mr. Pressler has been a combination of businessman, lawyer, corporate board director and lecturer at universities.  From March 2002 to present, he has been a partner in the New York firm Brock Law Partners.  Prior to that, March 1997 to March 2002, he was a law partner with O’Connor & Hanna.  From 1979 to 1997, Mr. Pressler served as a member of the United States Senate.  He served as the Chairman of the Senate Commerce Committee on Science and Transportation, and the Chairman of the Subcommittee on Telecommunications (1994 to 1997).  From 1995 to 1997, he served as a Member of the Committee on Finance and from 1981 to 1995 on the Committee on Foreign Relations.  From 1975 to 1979, Mr. Pressler served as a member of the United States House of Representatives.  Among other bills, Senator Pressler authored the Telecommunications Act of 1996.  As a member of the Senate Foreign Relations Committee, he authored the “Pressler Amendment” which became the parity for nuclear weapons in Asia from 1980 to 1996.

In 2000, Senator Pressler accompanied President Clinton on a visit to India.  He is a frequent traveler to India where he lectures at universities and business forums.  He is a member of several boards of Indian and US companies including the Board of Directors for Infosys Technologies, Inc. (INFY).  He serves on the Board of Directors for The Philadelphia Stock Exchange and Flight Safety Technologies, Inc. (FLST).  From 2002 to 2005, he served on the board of advisors at ChrysCapital, a fund focused on investments in India.  He was on the Board of Directors of Spectramind from its inception in 1999 until its sale to WIPRO, Ltd (WIT) in 2003.  In 1971, Mr. Pressler earned a Juris Doctor from Harvard Law School and a Masters in Public Administration from the Kennedy School of Government at Harvard.  From 1964 to 1965, he was a Rhodes Scholar at Oxford University, England where he earned a diploma in public administration.  Mr. Pressler is a Vietnam war veteran having served in the U.S. Army in Vietnam in 1967-68.  He is an active member of the Veterans of Foreign Wars Association.

P. G. Kakodkar has served as our Special Advisor since February 3, 2006.  Mr. Kakodkar serves on 13 boards of Indian companies, 11 of which are public in India.  Since January 2005, he has been a member of the Board of Directors of State Bank of India (SBI) Fund Management, Private Ltd., which runs one of the largest mutual funds in India.  Mr. Kakodkar’s career spans 40 years at the State Bank of India.  He served as its Chairman from October 1995 to March 1997.  Prior to his Chairmanship he was the Managing Director of State Bank of India (SBI) Fund Management Private Ltd. which operates the SBI Mutual Fund.  Mr. Kakodkar is on the boards of 13 companies.  Since July 2005, he has served on the Board of Directors of the Multi Commodity Exchange of India.  Since April 2000, he has been on the board of Mastek, Ltd, an Indian software house specializing in client server applications.  In June 2001, he joined the board of Centrum Capital Ltd, a financial services company.  Since March 2000, he has been on the board of Sesa Goa Ltd., the second largest mining company in India.  In April 2000, he joined the board at Uttam Galva Steel and in April 1999, he joined the board of Goa Carbon Ltd a manufacturer-exporter of petcock.  Mr. Kakodkar received a BA from Karnataya University and an MA from Bombay University, in economics, in 1954 and 1956, respectively.  Mr. Kakodkar currently is an advisor to Societe Generale, India, which is an affiliate of SG Americas Securities, LLC, one of the underwriters of this offering.

Shakti Sinha has served as our Special Advisor since May 25, 2005.  Since July 2004, Mr. Sinha has been working as a Visiting Senior Fellow, on economic development, with the Government of Bihar, India.  From January 2000 to June 2004, he was a Senior Advisor to the Executive Director on the Board of the World Bank.  From March 1998 to November 1999, he was the Private Secretary to the Prime Minister of India.  He was also the Chief of the Office of the Prime Minister.  Prior to that, he has held high-level positions in the Government of India, including from January 1998 to March 1998 as a Board Member responsible for Administration in the Electricity Utility Board of Delhi.  From January 1996 to January 1998, he was the Secretary to the Leader of the Opposition in the lower house of the Indian Parliament.  From December 1995 to May 1996, he was a Director in the Ministry of Commerce.  In 2002, Mr. Sinha earned a M.S. in International Commerce and Policy from the George Mason University, USA.  In 1978, he earned a M.A. in History from the University of Delhi and a BA (Honors) in Economics from the University of Delhi in 1976.

Dr. Prabuddha Ganguli has served as our Special Advisor since May 25, 2005.  Since September 1996, Dr. Ganguli has been the CEO of Vision-IPR.  The company offers management consulting on the protection of Intellectual Property Rights (IPR).  His clients include companies in the Pharmaceutical, Chemical and Engineering industries.  He is an adjunct professor of IPR at the Indian Institute of Technology, Bombay.  Prior to 1996, from August 1991 to August 1996 he was the Head of Information Services and Patents at the Hindustan Lever Research Center.  In 1986, he was elected as a fellow to the Maharashtra Academy of Sciences.  In 1966, he received the National Science Talent Scholarship (NSTS).  In 1977, he was awarded the Alexander von Humboldt Foundation Fellow (Germany).  He is Honorary Scientific Consultant to the Principal Scientific Adviser to the Government of India.  He is a Member of the National Expert Group on Issues linked to Access to Biological materials vis-à-vis TRIPS and CBD Agreements constituted by the Indian Ministry of Commerce and Industry.  He is also a Member of the Editorial Board of the IPR journal “World Patent Information” published by Elsevier Science Limited, UK.  He is a Consultant to the World Intellectual Property Organization (WIPO), Geneva in IPR capability building training programs in various parts of the world.  In 1976, Dr. Ganguli received a PhD from the Tata Institute of Fundamental Research, Bombay in chemical physics.  In 1971, he received a M.Sc. in Chemistry from the Indian Institute of Technology (Kanpur) and a BS from the Institute of Science (Bombay University) in 1969.

Dr. Anil K. Gupta has served as our Special Advisor since May 25, 2005.  Dr. Gupta has been Chair of the Management & Organization Department, Ralph J. Tyser Professor of Strategy and Organization, and Research Director of the Dingman Center for Entrepreneurship at the Robert H. Smith School of Business, The University of Maryland at College Park since July 2003.  Dr. Gupta earned a Bachelor of Technology from the Indian Institute of Technology in 1970, an MBA from the Indian Institute of Management in 1972 and a Doctor of Business Administration from the Harvard Business School in 1980.  Dr. Gupta has served on the Board of Directors of NeoMagic Corporation (NMGC) since October 2000 and has previously served as a director of Omega Worldwide (OWWP) from October 1999 through August 2003 and Vitalink Pharmacy Services (VTK) from July 1992 through July 1999.

Terms of the Board of Directors

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the Class A directors, consisting of Mr. Nathani and Mr. Shenoy, will expire at our first annual meeting of stockholders.  The term of office of the Class B directors, consisting of Mr. Prins and Dr. Krishna, will expire at the second annual meeting of stockholders.  The term of office of the Class C directors, consisting of Mr. Mukunda, will expire at the third annual meeting of stockholders.

Board of Directors – Committees

Our Board of Directors has established an Audit Committee currently composed of two (2) independent directors who report to the Board of Directors.  Messrs. Krishna and Shenoy, each of whom is an independent director under the American Stock Exchange’s listing standards, serve as members of our Audit Committee.  In addition, we have determined that Mr. Shenoy is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-B of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.  We intend to locate and appoint at least one additional independent director to our Audit Committee to increase the size of the Audit Committee to three (3) members.

In addition, the Audit Committee will monitor compliance on a quarterly basis with the terms of our initial pubic offering.  If any noncompliance is identified, then the Audit Committee is charged with the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with our initial pubic offering.  The Board currently does not have a compensation committee or nominating and corporate governance committee.

Audit Committee Financial Expert

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

In addition, we must certify to the American Stock Exchange that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The Board of Directors has determined that Mr. Shenoy satisfies the American Stock Exchange’s definition of financial sophistication and qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than 10% of the Company’s common stock to file reports of their ownership of shares of the Company with the Securities and Exchange Commission (the "SEC").  Such executive officers, directors and shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Company, the Company’s senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2007 were filed in a timely manner.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.  The Company has filed the code of conduct and ethics as Exhibit 99.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 2, 2006.

Item 10.  Executive Compensation

Other than payments made to Integrated Global Networks, LLC, an affiliate of Mr. Mukunda, our Chief Executive Officer and President, and SJS Associates, an affiliate of Mr. Selvaraj, our Treasurer,  no executive officer or any affiliate of an executive officer received any cash compensation for services rendered during the fiscal year ended March 31, 2007. We pay Integrated Global Networks, LLC, a monthly fee of $4,000 for general and administrative services including office space, utilities and secretarial support. This arrangement was for our benefit and was not intended to provide Mr. Mukunda, a stockholder of Integrated Global Networks, LLC with compensation in lieu of salary. We believe that the fee charged by Integrated Global Networks, LLC was at least as favorable as we could have obtained from an unaffiliated third party, based on rents and fees for similar services in the Washington, DC metropolitan area. However, because our directors at the time this transaction was entered into were not deemed “independent,” we did not have the benefit of disinterested directors approving the transaction.

Following the resignation of our Chief Financial Officer in November 2006, the Company retained SJS Associates, a privately held company wholly owned by John Selvaraj. We agreed to pay SJS Associates $5,000 a month until the consummation of a business combination for services rendered by John Selvaraj as Treasurer of the Company.  From inception to June 30, 2007, the Company has paid SJS Associates an aggregate of $30,000.

As of our fiscal year ended March 31, 2007, other than the $4,000 per month fee paid to Integrated Global Networks, LLC and $5,000 per month fee paid to SJS Associates, no compensation of any kind, including finder’s and consulting fees, was paid to any of our existing stockholders, including our officers, directors and special advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Director Compensation

Directors receive no compensation for service as members of the Board of Directors or committees thereof.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of August 17, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and our special advisors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon 13,974,500 shares of common stock outstanding as of August 17, 2007, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percent of Common Stock Owned
Ranga Krishna	350,000	2.5%
Ram Mukunda	1,675,000 (3)	11.99%
Sudhakar Shenoy	50,000	*
Suhail Nathani	50,000	*
Larry Pressler	25,000	*
P.G. Kakodkar	12,500	*
Shakti Sinha	12,500	*
Dr. Prabuddha Ganguli	12,500	*
Dr. Anil K. Gupta	25,000	*
The Baupost Group, L.L.C.	1,066,800(4)	7.6%
Fir Tree, Inc.	1,383,000(5)	9.9%
HBK Investments L.P.	1,075,695(6)	7.7%
D.B. Zwirn & Co., L.P.	1,271,700(7)	9.10%
Executive officers and directors (4 persons)	2,125,000	15.21%

*Less than 1%

(1)	Unless otherwise noted, the business address of each of the shareholders is 4336 Montgomery Avenue, Bethesda, Maryland, 20814.

(2)	Unless otherwise noted, the nature of the ownership is common stock of the Company.

(3)	Includes 425,000 shares owned by Mr. Mukunda’s wife, Parveen Mukunda.

(4)
Based on a Schedule 13G jointly filed with the SEC on February 13, 2007 by The Baupost Group, L.L.C. (“Baupost”), SAK Corporation and Seth A. Klarman.  SAK Corporation is the Manager of Baupost, a registered investment adviser. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of the securities benefically owned by Baupost. The securities reported as being beneficially owned by Baupost include securities purchased on behalf of various investment limited partnerships. The address for each of the foregoing parties is 10 St. James Avenue, Suite 2000, Boston, Massachusetts 02116.

(5)
Based on an amended Schedule 13G jointly filed with the SEC on February 14, 2007 by Sapling, LLC (“Sapling”), Fir Tree Recovery Master Fund, L.P (“Fir Tree Recovery”) and Fir Tree, Inc. (“Fir Tree”).  Fir Tree is the investment manager of Sapling and Fir Tree Recovery. As disclosed in the amended Schedule 13G, Sapling and Fir Tree Recovery are the beneficial owners of 969,378 shares of common stock (6.9%) and 413,622 shares of common stock (3%), respectively.  Fir Tree may be deemed to beneficially own all of the shares held by Sapling and Fir Tree Recovery (1,383,000 shares) as a result of being the investment manager of Sapling and Fir Tree Recovery.  The address for each of the foregoing parties is 4336 Montgomery Avenue, Bethesda, Maryland 20814.

(6)
Based on a Schedule 13G jointly filed with the SEC on June 15, 2007 by HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, and HBK Master Fund L.P. (collectively, “HBK”).  The address for HBK is 300 Crescent Court, Suite 799, Dallas, Texas 75201.

(7)
Based on a Schedule 13G jointly filed with the SEC on September 27, 2006 by  D..B. Zwirn & Co., L.P., HCM/Z Special Opportunities LLC, D.B. Zwirn Special Opportunities Fund, Ltd., D.B. Zwirn Special Opportunities Fund, L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn, each of which may be deemed the beneficial owner of (i) 409,902 shares of common stock (2.93%) owned by D.B. Zwirn Special Opportunities Fund, L.P., (ii) 725,898 shares of common stock  (5.19%) owned by D.B. Zwirn Special Opportunities Fund, Ltd. and (iii) 135,000 shares of common stock (0.97%) owned by HCM/Z Special Opportunities, LLC (each entity referred to in (i) through (iii) is herein referred to as a “Fund” and, collectively, as the “Funds”). D.B. Zwirn & Co., L.P. is the manager of each of the Funds, and consequently has voting control and investment discretion over the common stock held by each of the Funds. Daniel B. Zwirn is the managing member of an thereby controls, Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls D.B. Zwirn & Co., L.P. The address of each D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn is 745 Fifth Avenue, 18th Floor, New York, NY 10151.

Messrs. Mukunda and Krishna may be deemed our “parent,” “founder” and “promoter,” as these terms are defined under the Federal securities laws.

Securities Authorized for Issuance Under Equity Compensation Plans

Since our formation, we have not granted any stock options, stock appreciation rights, or any awards under long-term incentive plans.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

We have not been a party during our last fiscal year to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $120,000 (i.e., the lesser of $120,000 or one percent of our average assets), and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons had a direct or indirect material interest.

Item 13.  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation.(1)
3.2	By-laws.(2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.5	Form of Purchase Option to be granted to the Representative.(1)
10.1	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ram Mukunda.(4)
10.2	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and John Cherin.(4)
10.3	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ranga Krishna.(4)
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)
10.5	Promissory Note issued by the Registrant to Ram Mukunda.(2)
10.5.1	Extension of Due Date of Promissory Note issued to Ram Mukunda.(2)
10.6	Form of Stock and Unit Escrow Agreement among the Registrant, Ram Mukunda, John Cherin and Continental Stock Transfer & Trust Company.(2)
10.7	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders.(3)
10.8	Form of Unit Purchase Agreement among Ferris, Baker Watts, Inc. and one or more of the Initial Stockholders.(5)
10.9	Form of Office Service Agreement between the Registrant and Integrated Global Networks, LLC.(5)
10.10	Amended and Restated Letter Advisory Agreement between the Registrant, Ferris, Baker Watts, Inc. and SG Americas Securities, LLC.(5)
10.11	Form of Letter Agreement between Ferris, Baker Watts, Inc. and certain officers and directors of the Registrant.(4)
10.12	Form of Letter Agreement between Ferris, Baker Watts, Inc. and each of the Special Advisors of the Registrant.(4)
10.13	Form of Letter Agreement between the Registrant and certain officers and directors of the Registrant.(4)
10.14	Form of Letter Agreement between the Registrant and each of the Special Advisors of the Registrant.(4)
10.15	Promissory Note issued by the Registrant to Ranga Krishna.(2)
10.15.1	Extension of Due Date of Promissory Note issued to Ranga Krishna.(2)
10.16	Form of Promissory Note to be issued by the Registrant to Ranga Krishna.(2)
10.17	Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons “named as Promoters therein”.(6)
10.18	Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (6)
10.19	Note and Warrant Purchase Agreement dated February 5, 2007 by and among India Globalization Capital, Inc. and Oliviera Capital, LLC.(6)
10.20	Promissory Note dated February 5, 2007 in the initial principal amount for $3,000,000 issued by India Globalization Capital, Inc. to Oliviera Capital, LLC.(6)
10.21	Warrant to Purchase Shares of Common Stock of India Globalization Capital, Inc. issued by India Globalization Capital, Inc. to Oliviera Capital, LLC.(6)
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

Item 14.  Principal Accountant Fees and Services

The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

	2007	2006

Audit Fees	$84,725	$80, 800
Audit-Related Fees	0	0
Tax Fees(1)	3,837	0
All Other Fees(2)	—	—

Total	$88,562	$80,800

(1)	Tax Fees relate to tax compliance, tax planning and advice. These services include tax return preparation and advice on state and local tax issues.

(2)	There were no services rendered other than those identified in the above categories.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 20, 2007	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 20, 2007	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 20, 2007	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: August 20, 2007	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: August 20, 2007	By:	/s/ Richard Prins
Richard Prins
Director

Date: August 20, 2007	By:	/s/ Ram Mukunda,
Ram Mukunda
Director

Date: August 20, 2007	By:	/s/ Suhail Nathani
Suhail Nathani
Director