Form 10QSB
period 2007-06-30
India Globalization Capital, Inc.
filed 2007-08-20
CIK 1326205

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the SecuritiesExchange Act of 1934.
For the quarterly period ended June 30, 2007

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
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

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 16, 2007, the company had 13,974,500 shares outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☑ No

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED BALANCE SHEET

	June 30, 2007
	(Unaudited)	March 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$422,035	$1,169,422
Investments held in Trust Fund	66,471,351	66,104,275
Interest Receivable—Convertible Debenture	97,479	37,479
Convertible debenture in MBL	3,000,000	3,000,000
Prepaid expenses and other current assets	35,857	74,197

Total Current Assets	70,026,722	70,385,373

Deposit to CWEL	250,000	-
Deferred acquisition costs	211,072	158,739
Deferred tax assets—Federal and State, net of valuation allowance	490,888	142,652

Total Assets	$70,978,682	$70,686,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$323,654	$237,286
Notes payable to stockholders	545,000	870,000
Taxes payable	308,991	296,842
Deferred trust interest	127,794	32,526
Note Payable to Oliveira Capital, LLC	2,181,076	1,794,226
Due to Underwriters	1,769,400	1,769,400

Total current liabilities	$5,255,915	$5,000,280

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785	12,762,785

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500 (including 2,259,770 shares subject to possible conversion)	1,397	1,397
Additional paid-in capital	51,848,145	51,848,145
Income accumulated during the development stage	1,110,440	1,074,157
Total stockholders’ equity	$52,959,982	$52,923,699

Total liabilities and stockholders’ equity	$70,978,682	$70,686,764

See notes to unaudited condensed financial statements.

India Globalization Capital, Inc.
(a development stage company)
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months	Three Months	April 29, 2005
	Ended	Ended	(Date of Inception)
	June 30, 2007	June 30, 2006	Through June 30, 2007
Legal and formation, travel and other start up costs	$(179,844)	$(120,313)	$(1,013,074)
Compensation expense	-	-	(535,741)
Interest expense	(459,878)	(8,300)	(569,294)
Interest income	694,918	783,801	4,077,320

Income before income taxes	55,196	655,188	1,959,211
Provision for income taxes, net	18,913	222,800	848,771

Net income	$36,283	$432,388	$1,110,440

Net income per share: basic and diluted	$0.00	$0.03

Weighted average number of shares
outstanding-basic and diluted	13,974,500	13,974,500

See notes to unaudited condensed financial statements.

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to founders at $.01 per share
(1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	$-	$25,000

Surrendered shares (on September 7, 2005 and
February 5, 2006 of 62,500 and 137,500, respectively)	(200,000)	(20)	20	-	-

Issuance of common stock to founders at $.01 per share
On February 5, 2006	200,000	20	537,721	-	537,741

Issue of 170,000 units in a private placement
placement	170,000	17	1,019,983	-	1,020,000

Issue of 11,304,500 units, net of underwriters’ discount
and offering expenses (including 2,259,770 shares
subject to possible conversion) and $100 from
underwriters option	11,304,500	1,130	61,793,456	-	61,794,586

Proceeds subject to possible conversion of shares			(12,762,785)	-	(12,762,785)

Net loss for the period	-	-	-	(443,840)	(443,840)

Balance at March 31, 2006	13,974,500	1,397	50,613,145	(443,840)	50,170,702
Fair value of 425,000 warrants issued to Oliveira Capital, LLC	-	-	1,235,000	-	1,235,000
Net income	-	-	-	1,517,997	1,517,997
Balance at March 31,2007	13,974,500	1,397	51,848,145	1,074,157	$52,923,699
Unaudited:
Net income for the three months ended June 30, 2007	-	-	-	36,283	36,283
Balance at June 30, 2007	13,974,500	$1,397	$51,848,145	$1,110,440	$52,959,982

See notes to unaudited condensed financial statements.

India Globalization Capital, Inc.
(a development stage company)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three months ended
	June 30, 2007	June 30, 2006	April 29, 2005 (Date of Inception) Through June 30, 2007
Cash flows from operating activities:
Net income	$36,283	$432,388	$1,110,440
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on Treasury Bills	(721,805)	(774,739)	(4,023,596)
Non-cash compensation expense	-	-	535,741
Deferred taxes	(348,236)	(10,200)	(490,888)
Amortization of debt discount on Oliveira debt	386,850	-	416,076
Changes in:
Prepaid expenses and other current assets	38,340	20,016	(35,857)
Interest receivable - convertible debenture	(60,000)	-	(97,479)
Deferred interest liability	95,268	-	127,794
Accrued expenses	111,367	13,822	283,653
Taxes payable	12,149	233,000	308,991
Net cash used in operating activities	(449,784)	(85,713)	(1,865,125)

Cash flows from investing activities:
Purchase of treasury bills	(132,811,913)	(196,843,092)	(986,581,927)
Maturity of treasury bills	133,166,157	197,542,851	924,135,488
Decrease (increase) in cash held in trust	486	186,026	(1,315)
Purchase of convertible debenture	-	-	(3,000,000)
Deposit to CWEL	(250,000)		(250,000)
Payment of deferred acquisition costs	(77,333)	-	(171,072)
Net cash provided used in investing activities	27,397	885,785	(65,868,826)

Cash flows from financing activities:
Issuance of common stock to founders	-	-	27,000
Payments of offering costs	-	(238,426)	(4,263,114)
Proceeds from notes payable to stockholders	275,000	-	1,145,000
Repayment of notes payabble to stockholder	(600,000)		(600,000)
Proceeds from issuance of underwriters option	-	-	100
Gross proceeds from initial public offering	-	-	67,827,000
Proceeds from private placement	-	-	1,020,000
Proceeds from note payable to Oliveira Capital, LLC	-	-	3,000,000
Net cash provided by financing activities	(325,000)	(238,426)	68,155,986
Net increase in cash and cash equivalent	(747,387)	561,646	422,035
Cash and cash equivalent at the beginning of the period	1,169,422	2,210	-
Cash and cash equivalent at the end of the period	$422,035	$563,856	$422,035

Supplemental schedule of non cash financing activities:
Accrual of deferred underwriters’ fees	-	-	$1,769,400
Accrual of deferred acquisition costs	$40,000	-	$40,000

Supplemental disclosure of cash flow information:
Issuance of warrants in connection with Oliviera Debt	-	-	$1,235,000

See notes to unaudited condensed financial statements.

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The financial statements at June 30, 2007 and for the three months ended June 30, 2007 and 2006, and the period from April 29, 2005 (date of inception) to June 30, 2007 are unaudited and include the accounts of India Globalization Capital, Inc. (a corporation in the development stage) (the “Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operation and cash flows for the three months ended June 30, 2007 and 2006 and the period from April 29, 2005 (date of inception) to June 30, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial statements. Accordingly, certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007. The March 31, 2007 balance sheet and the statement of stockholders’ equity through March 31, 2007 has been derived from these audited financial statements.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007.  FIN 48 clarifies the criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  In May 2007, the FASB issued Staff Position, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1) which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.   FSP FIN 48-1 was effective with the initial adoption of FIN 48.  The adoption of FIN 48 or FSP FIN 48-1 did not have a material effect on the Company’s financial condition or results of operations.

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

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note C) was declared effective March 2, 2006. The Company consummated the Public Offering including the over allotment option on March 8, 2006, and preceding the consummation of the Public Offering on March 2, 2006 certain of the officers and directors of the Company purchased an aggregate of 170,000 (the “Units”) units from the Company in a private placement (the “Private Placement”). The Units sold in the Private Placement were identical to the 11,304,500 Units sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of the distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement and the Public Offering of approximately $62,815,000 (Note C).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (together, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring one or more operating businesses in an unspecified industry located in India (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, approximately ninety-seven percent (97%) of the gross proceeds of the Public Offering are being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds, along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 50% or more of the shares of common stock issued in the Offering vote against the Business Combination or the holders of 20% or more of the shares of common stock issued in the Public Offering elect to exercise their conversion rights, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Public Offering (the “Founding Stockholders”) will not participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Public Offering (Note C).

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

NOTE C — INITIAL PUBLIC OFFERING

On March 8, 2006, the Company sold 11,304,500 Units in the Public Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Warrants become redeemable, at a price of $6.25 per Warrant, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading-days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Public Offering, the Company paid the underwriters in the Public Offering (collectively, the “Underwriter”) an underwriting discount of approximately 5% of the gross proceeds of the Public Offering ($3,391,350). In addition, a non-accountable expense allowance of 3% of the gross proceeds of the Public Offering, excluding the over-allotment option, is due to the Underwriter, who has agreed to deposit the non-accountable expense allowance ($1,769,400) into the Trust Fund until the earlier of the completion of a Business Combination or the liquidation of the Trust Fund. The Underwriter has further agreed to forfeit any rights to or claims against such proceeds unless the Company successfully completes a Business Combination.

The Warrants separated from the Units and began to trade on April 13, 2006. After separation, each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering or (b) the earlier of the completion of a Business Combination with a target business or the liquidation of the Trust Fund and expiring five years from the date of the Public Offering. The Company has a right to redeem the Warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company redeems the Warrants, the holder will either have to exercise the Warrants by purchasing the common stock from the Company for $5.00 or the Warrants will expire.

The Underwriter’s over-allotment option of 1,474,500 Units was exercised, and the 11,304,500 Units sold at the closing of the Public Offering include the over-allotment.

In connection with the Public Offering, the Company issued an option, for $100, to the Underwriter to purchase 500,000 Units at an exercise price of $7.50 per Unit, exercisable the later of March 2, 2007 or the consummation of a Business Combination. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the Underwriter as of the date of grant was approximately $756,200 using the following assumptions: (1) expected volatility of 30.1%, (2) risk-free interest rate of 3.9% and (3) expected life of five years. The estimated volatility was based on a basket of Indian companies that trade in the United States or the United Kingdom.  The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Warrants underlying such Units are exercisable at $6.25 per share.

NOTE D — INVESTMENTS HELD IN TRUST FUND

Investments held in the Trust Fund consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of operations.  Investments held in the Trust Fund  as of June 30 and March 31, 2007 include the following:

	June 30, 2007 (Unaudited)	March 31, 2007(Audited)
Investment held for the benefit of the Company	$63,845,850	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400	1,769,400
Investment earnings (available to fund Company expenses up to a maximum of $2,150,000, net of taxes)(1)	856,101	489,025
	$66,471,351	$66,104,275

(1)	Through March 31, 2007, the Company has transferred approximately $2,150,000 of Investment Earnings from the Trust Fund into its operating account.

NOTE E — NOTES PAYABLE TO STOCKHOLDERS

The founding shareholders (the “Founders”) made three unsecured loans to the Company totaling $870,000 that came due on March 31, 2007. The notes all bore interest at 4% per annum. On April 6, 2007, $100,000, of the $870,000 in loans was repaid. One of the Founders made available a line of credit for $100,000 by personally guaranteeing the line

Also on April 6, 2007, the loan of $720,000 made by one of the Founders was partially repaid. The Company paid the founding stockholder $500,000 plus some accrued interest, cancelled the note for $720,000 and issued the Founder a new note for $220,000. The remaining $50,000 not yet paid will be repaid. On May 8, 2007, the same Founder loaned the Company an additional $275,000. We issued him a new note for $275,000.

The rights under the two new notes are similar to those set out for the original Founder’s notes. The new notes are payable on the earlier of March 31, 2008 or the consummation of a Business Combination. The notes bear interest at 8% per annum. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. Interest expense of approximately $8,310 and $8,300 has been included in the statement of operations for the three months ended June 30, 2007 and 2006, respectively in connection with these notes.

NOTE F — RELATED PARTY TRANSACTION

The Company has agreed to pay SJS Associates $5,000 a month until the consummation of a Business Combination. SJS Associates is a privately held company wholly owned by Mr. John Selvaraj, our Treasurer.  The monthly fees are paid for services rendered by John Selvaraj to the Company.  From inception to June 30, 2007, $30,000 was paid to SJS Associates for Mr. Selvaraj’s services.

The Company has agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chairman and Chief Executive Officer, Mr. Mukunda,, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. From inception to June 30, 2007, approximately $60,000 was paid to IGN, LLC.

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board Directors is a Partner with ELP. Since inception to June 30, 2007, the Company has incurred $118,810 for legal services provided by ELP.

NOTE G — COMMITMENTS AND CONTINGENCY

In connection with the Public Offering and pursuant to an advisory agreement, the Company has engaged the Underwriter as its investment bankers to provide the Company with assistance in structuring the Business Combination. As compensation for the foregoing services, the Company will pay the Underwriter a cash fee at the closing of a Business Combination equal to 2% of the aggregate consideration paid in such Business Combination, up to a maximum of $1,500,000, and pay up to $25,000 of expenses.  In addition, a fee of $90,000 will be paid to Ferris, Baker for facilitating the loan to the Company by Oliveira Capital, LLC, at the closing of a Business Combination.

Pursuant to letter agreements with the Company and the Underwriter, the Founders have waived their rights to participate in any liquidation distribution occurring upon our failure to complete a Business Combination, with respect to those shares of common stock acquired by them prior to the Offering and with respect to the shares of common stock included in the 170,000 Units they purchased in the Private Placement.

The Founder will be entitled to registration rights with respect to their shares of common stock acquired prior to the Public Offering and the shares of common stock they purchased in the Private Placement pursuant to an agreement executed on March 3, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which the lock-up period expires. In addition, the Founders have certain “piggy-back” registration rights on registration statements filed subsequent to the anniversary of the effective date of the Public Offering.

The Company, from time to time, may enter into oral and or written understandings with entities (and supporting professionals for conducting due diligence) who potentially could refer or make introductions to potential target entities in various industry sectors in India and to conduct industry analysis or due diligence on potential target companies. Such arrangements typically require nominal amounts of retainer fees and expenses for services and success fees based upon successful completion of acquisitions resulting from such referrals. Fees for services and expenses incurred to date with such entities have been expensed in the accompanying financial statements.

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

In connection with our proposed acquisition of  a wind energy farm from Chiranjjeevi Wind Energy Limited ("CWEL"), we have agreed to pay a Finders fee of 0.25% of the purchase price to Master Aerospace Consultants (Pvt) Ltd, a consulting firm located in India. The fee is contingent on the consummation of the transaction.

NOTE H –  INVESTMENT ACTIVITIES

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

On February 5, 2007 the Company entered into an agreement to sell 425,000 warrants, described in Note I, and a note for $3,000,000 to Oliveira Capital, LLC for $3,000,000. The note carries an interest of 8% and is due upon the earlier of February 5, 2008, or the consummation of a Business Combination. Pursuant to the receipt of the $3,000,000 from Oliveira Capital, the Company on February 6, 2007 purchased $3,000,000 of convertible debentures from MBL. The debentures carry an interest of 8% and is secured by 1,131,356 shares of MBL common stock and is carried at cost. The note from Oliveira Capital, LLC is secured by the convertible debentures issued to MBL.

On February 6, 2007 the Company entered into a non-binding agreement in principle with CWEL for the acquisition of 24 MW in wind energy assets which includes the acquisition of land, all licenses, environmental clearances, and equipment (the “CWEL Acquisition”). The Company has formed a wholly owned subsidiary based in Mauritius. The name of the subsidiary is India Globalization Capital, Mauritius, Limited (IGC-M Ltd.).

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

On May 22, 2007, the Company made a down payment of approximately $250,000 to CWEL. The Acquisition is expected to be consummated during the fall of 2007, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If IGC does not consumate the transaction with CWEL by September 30, 2007, $187,500 will be returned to IGC.

We have incurred $211,072 through June 30, 2007 in connection with our two acquisitions which is included as deferred acquisition costs in the accompanying balance sheet.

NOTE I – VALUATION OF WARRANTS ISSUED TO OLIVEIRA CAPITAL, LLC

The Company sold a promissory note and 425,000 warrants to Oliveira Capital, LLC for $3,000,000. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the earlier of the completion of a Business Combination with a target business or the distribution of the Trust Fund and expiring five years from the date of issuance. The warrants have an exercise price of $5.00. The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of issuance would approximately be $ 1,235,000 using an expected life of five years, volatility of 46% and a risk-free interest rate of 4.8%. This amount is accounted for as a discount of the notes payable to Oliveira Capital, LLC. The amortization of this amount for the three months ended June 30, 2007 was $386,850.

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

Description of Business

We were formed on April 29, 2005, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in an unspecified industry, with operations primarily in India. We intend to use cash derived from the proceeds of our initial Public Offering, our capital stock, debt or a combination of cash, capital stock or debt, to effect a business combination.

For the three months ended June 30, 2007, we had net income of $36,283, derived primarily from interest income related to the cash held in our trust account, net of legal, interest expense, formation, travel, and other start-up costs. For the period from April 29, 2005 (inception) through June 30, 2007, we had net income of $1,110,440, derived primarily from interest income related to the cash held in our trust account, net of legal, interest expense, formation, travel, other  and start-up costs and compensation expense.

For the three months ended June 30, 2006, we had net income of $432,388, derived primarily from interest income related to the cash held in our Trust Account, net of formation and other start-up costs.

Plan of Operation

To date, we have entered into two definitive agreements relating to Business Combinations as described in our current reports on Form 8-K filed on February 12, 2007 and on May 2, 2007.  As described in the referenced Form 8-Ks, we have identified the road building sector and the alternative energy sector. Currently, we are conducting due diligence and audits in accordance with U.S. generally accepted accounting principles on the companies that we propose to acquire.  We have completed the audited financial statements for MBL’s fiscal years ended March 31, 2004, 2005 and 2006. We expect to file a proxy statement to solicit stockholder approval to the proposed acquisitions as soon as the audit of MBL’s financial statements for the fiscal year ended March 31, 2007 is completed.

We currently are not engaged in any business operations, and we do not expect to engage in, any substantive commercial business until the consummation of the proposed transactions described in our Form 8-K referenced above.   We expect these transactions to close in the fourth quarter.  Currently, our business activities consist solely of pursuing businesses with operations primarily in India in order to consummate a business combination. Our management is actively conducting due diligence on our two target companies and we anticipate that this will continue to be our only business activity until the consummation of a business combination. We also continue to review a number of other prospective target businesses.

The net proceeds from the sale of the Units in our initial public offering, our private placement to officers and directors, loans from our founders and the deferred offering costs were $63,845,850, after deducting offering expenses and underwriting discounts. This  amount is held in trust for the benefit of investors in our public offering (the “Trust Account”). Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the Trust Account.

We do not believe we will need additional financing to supplement the proceeds of our initial public offering, our private placement to officers and directors and loans from our founders in order to meet the expenditures required for operating our business. Interest earned on the Trust Account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a business combination. As of December 31, 2006, the maximum amount of $2,150,000 was transferred into our operating account. We anticipate that the funds available to us outside of the Trust Account will be sufficient to sustain our business activities for approximately 24 months, assuming that a Business Combination is not consummated during that time. However, we may need to obtain additional financing to the extent such financing is required to consummate a Business Combination, in which case we may issue additional securities or incur debt in connection with such a Business Combination.

To fund our purchase of a debenture in MBL, on February 5, 2007 we entered into a Note and Warrant Purchase Agreement dated as of February 5, 2007 (the “Warrant Agreement”) with Oliveira Capital, LLC (“Oliveira”) pursuant to which we sold Oliveira a Promissory Note (“Note”) in the principal amount of $3,000,000 and a warrant (the “Warrant”) to purchase up to 425,000 shares of our common stock (the “Warrant Shares”) at an initial exercise price of $5.00 per share.  The Note bears interest at a rate of 8% per annum and is due and payable in full upon the earlier of February 5, 2008 and the date on which we consummate a Business Combination. The Note is secured by the Debentures pursuant to a Pledge Agreement. The Warrant is exercisable during the period commencing on the consummation of a Business Combination and ending on March 2, 2011.

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

Sources of target businesses

Since our public offering, we have been actively engaged in sourcing a suitable business combination candidate.  As described above, we have two pending transactions that we will seek to consummate in coming months, subject to shareholder approval and other conditions.

We have relied on and continue to rely on finding candidates through three possible sources: (1) the professional community, including, without limitation, investment bankers, attorneys and accountants; (2) quasi-governmental associations such as the International Finance Corporation, which is a member of the World Bank; and (3) the industries subject to deregulation by the Indian government.  In addition, we have located acquisition candidates through other unaffiliated sources, including private equity and venture capital funds and public and private companies.  Our officers, directors and special advisors and their affiliates have also brought acquisition candidates to our attention.  In addition to contacting the sources described above for potential acquisition candidates, we have been contacted by unsolicited parties who become aware of our interest in prospective targets through press releases, word of mouth, media coverage and our website.  We have offered to pay a one-time Finder’s Fee of .25%, of the value of our investment to any unaffiliated party that makes an introduction, or provides information about prospective targets to us.  All such fees have been conditioned on our consummating a business combination with the identified target. In this regard, in connection with our proposed acquisition of a majority interest in MBL Infrastructures Limited, an unaffiliated third party has claimed that it is entitled to a Finder’s Fee of approximately five percent of the purchase price (or, $1.75 million) for the acquisition if the acquisition is consummated. While we do not admit that the unaffiliated third party is a finder that is entitled to payment, we have expressed a willingness to pay our customary Finder's Fee of 0.25%. The parties are attempting to reach agreement on the amount of the fee to be paid if the acquisition is consummated.

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

Mr. Ram Mukunda, our President and Chief Executive Officer is dedicated full time to conducting due diligence on the target companies that we have identified.  Our Chairman, Dr. Ranga Krishna and our Treasurer, Mr. Selvaraj, are dedicated part time in helping with the due diligence on the target companies.  Following a business combination, or an agreement for a business combination we may recruit additional managers to supplement the incumbent management of the target business or businesses, and we expect to hire full-time employees as well.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure the information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

Our management, including our President and Chief Executive Officer, Ram Mukunda, along with our Treasurer, John C. Selvaraj, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures were effective as of that date.

Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-KSB for the year ended March 31, 2007. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 5, 2005, we issued 1,750,000 shares of common stock for an aggregate consideration of $17,500 in cash, at an average purchase price of approximately $.01 per share, as follows:

Name	Number of Shares(1)	Relationship to Us
Dr. Ranga Krishna	250,000	Chairman of the Board
Ram Mukunda	1,250,000	Chief Executive Officer, President and Director
John Cherin	250,000	Former Chief Financial Officer, Treasurer and Director

On June 20, 2005, we issued 750,000 shares of common stock for an aggregate consideration of $7,500 in cash, at a purchase price of approximately $.01 per share, as follows:

Name	Number of Shares(1)(2)(3)	Relationship to Us
Parveen Mukunda	425,000	Chief Executive Officer’s spouse
Sudhakar Shenoy	37,500	Director
Suhail Nathani	37,500	Director
Shakti Sinha	12,500	Special Advisor
Dr. Prabuddha Ganguli	12,500	Special Advisor
Dr. Anil K. Gupta	25,000	Special Advisor
____________
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

On February 5, 2006, we reissued the 200,000 shares of common stock for an aggregate consideration of $2,000 in cash at a price of approximately $.01 per share as follows:

Name	Number of Shares	Relationship to Us
Dr. Ranga Krishna	100,000	Chairman of the Board
John Cherin	37,500	Former Chief Financial Officer, Treasurer and Director
Larry Pressler	25,000	Special Advisor
P.G. Kakodkar	12,500	Special Advisor
Sudhakar Shenoy	12,500	Director
Suhail Nathani	12,500	Director

The private placement offerings described above were not registered in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.  Registration was not required because the shares were sold to officers and directors of the issuer, who qualify as “accredited investors,” as defined in Rule 501(a) of Regulation D, as well as other persons who qualify as accredited investors.

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

In addition to the foregoing private placement offerings, Ram Mukunda, John Cherin and Dr. Ranga Krishna purchased in the aggregate 170,000 units in the above-mentioned private placement offering immediately prior to the public offering, at a price equal to the price of the public offering, $6.00 per unit. This private placement offering was not registered in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. Registration was not required because the shares were sold to officers and directors of the issuer, who qualify as “accredited investors”, as defined in Rule 501(a) of Regulation D. As mentioned above, these stockholders agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to the shares purchased in this private placement offering.

The units purchased by the founding stockholders were identical to the units issued in the initial public offering, consisting of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or March 2, 2007 (one year from the effective date of the public offering), and expiring March 2, 2011 (five years from the effective date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire. On June 30, 2007, 24,874,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants, the Oliveira warrants and the underwriters’ purchase option.

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

The following is a breakdown of Units registered and the Units sold in that offering:

Amount Registered*	Aggregate price of the amount registered	Amount Sold	Aggregate price of the amount sold to date
11,304,500 Units	$67,827,000	11,304,500	$67,827,000
____________
*	Includes the over-allotment option of 1,474,500 Units exercised by the underwriters of the public offering

After deducting offering expenses of approximately $871,800 and underwriting discounts of approximately $5,160,750, approximately $61,794,450 of the aggregate proceeds from the public offering were deposited into the Trust Account at SunTrust Bank maintained by Continental Stock Transfer & Trust Company acting as trustee. Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the Trust Account. The net proceeds from the 170,000 Units that were purchased in a private placement immediately prior to the public offering by our officers and directors were placed in the Trust Account, which they have agreed to forfeit if a business combination is not consummated. In addition, the proceeds from the loans from our founders in the aggregate amount of $870,000 were placed in the Trust Account. The loans will be repaid from the interest accrued on the amount in escrow, but will not be repaid from the principal in escrow.

As of March 31, 2007, the maximum amount of interest earned on the Trust Account of $2,150,000 was transferred to the Company’s operating account to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses incurred by the Company prior to consummation of a business combination.

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

INDIA GLOBALIZATION CAPITAL, INC.

August 20, 2007	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer, President and Director (Principal Executive Officer)

August 20, 2007	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer
(Principal Financial and Accounting Officer)