Form 10QSB
period 2007-09-30
India Globalization Capital, Inc.
filed 2007-11-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of October 15, 2007, the company had 13,974,500 shares outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☑ No

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis and Plan of Operations	11
Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18

Signatures	19
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
India Globalization Capital, Inc.
(a development stage company)
CONDENSED BALANCE SHEET
	September 30, 2007	March 31, 2007
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$258,628	$1,169,422
Investments held in Trust Fund	67,091,690	66,104,275
Interest Receivable - Convertible Debenture	157,479	37,479
Convertible debenture in MBL	3,000,000	3,000,000
Prepaid expenses and other current assets	21,766	74,197

Total Current Assets	70,529,563	70,385,373

Deposit to CWEL	250,000	-
Deferred acquisition costs	252,167	158,739
Deferred tax assets – Federal and State, net of valuation allowance	625,640	142,652

Total Assets	$71,657,370	$70,686,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$458,098	$237,286
Notes payable to stockholders	545,000	870,000
Taxes payable	449,434	296,842
Deferred trust interest	209,638	32,526
Note Payable to Oliveira Capital, LLC	2,491,985	1,794,226
Due to Underwriters	1,769,400	1,769,400

Total current liabilities	5,923,555	5,000,280

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785	12,762,785

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500 (including 2,259,770 shares subject to possible conversion)	1,397	1,397
Additional paid-in capital	51,848,145	51,848,145
Income accumulated during the development stage	1,121,488	1,074,157

Total stockholders’ equity	52,971,030	52,923,699

Total liabilities and stockholders’ equity	$71,657,370	$70,686,764

See notes to unaudited condensed financial statements.

India Globalization Capital, Inc.
(a development stage company)
UNAUDITED CONDENSED STATEMENT OF INCOME

					April 29, 2005
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended September 30	Ended September 30	Ended September 30	Ended September 30	Through September 30,
	2007	2006	2007	2006	2007
Legal and formation, travel and other start up costs	$(204,684)	$(157,556)	$(384,528)	$(277,869)	$(1,217,758)
Compensation expense	-	-		-	(535,741)
Interest expense	(381,722)	(9,200)	(841,600)	(17,500)	(951,016)
Interest income	603,145	796,323	1, 298,063	1,580,124	4,680,465
Income before income taxes	16,739	629,567	71,935	1,284,755	1,975,950
Provision for income taxes, net	5,691	214,800	24,604	437,600	854,462

Net income	$11,048	$414,767	$47,331	$847,155	$1,121,488

Net income per share: basic and diluted	$0.00	$0.03	$0.00	$0.06

Weighted average number of shares outstanding-basic and diluted	13,974,500	13,974,500	13,974,500	13,974,500

See notes to unaudited condensed financial statements.

India Globalization Capital, Inc.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock to Founders at $.01 per share
(1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	$-	$25,000

Surrendered shares (on September 7, 2005 and
February 5, 2006 of 62,500 and 137,500 respectively)	(200,000)	(20)	20	-	-

Issuance of common stock to Founders at $.01 per share
on February 5, 2006	200,000	20	537,721	-	537,741

Issue of 170,000 units in a private placement	170,000	17	1,019,983	-	1,020,000
Issue of 11,304,500 units, net of underwriters’ discount
and offering expenses (including 2,259,770 shares
subject to possible conversion) and $100 from
underwriters option	11,304,500	1,130	61,793,456	-	61,794,586

Proceeds subject to possible conversion of shares	-	-	(12,762,785)	-	(12,762,785)

Net loss for the period	-	-	-	(443,840)	$(443,840)

Balance at March 31, 2006	13,974,500	1,397	50,613,145	(443,840)	50,170,702
Fair value of 425,000 warrants issued to Oliveira Capital, LLC	-	-	1,235,000	-	1,235,000
Net Income	-	-	-	1,517,997	1,517,997
Balance at March 31,2007	13,974,500	1,397	51,848,145	1,074,157	52,923,699

Unaudited:
Net income for the six months ended September 30, 2007	-	-	-	47,331	47,331
Balance at September 30, 2007	13,974,500	$1,397	$51,848,145	$1,121,488	$52,971,030

See notes to unaudited condensed financial statements.

India Globalization Capital, Inc.
(a development stage company)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

			April 29, 2005
			(Date of Inception)
	Six Months ended	Six Months ended	through
	September 30, 2007	September 30, 2006	September 30, 2007

Cash flows from operating activities:
Net income	$47,331	$847,155	$1,121,488
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Treasury Bills	(1,342,086)	(1,545,132)	(4,643,877)
Non-cash compensation expense	-	-	535,741
Deferred taxes	(482,988)	(46,400)	(625,640)
Amortization of debt discount on Oliveira debt	697,759	-	726,985
Changes in:
Prepaid expenses and other current assets	52,431	42,656	(21,766)
Interest receivable - convertible debenture	(120,000)	-	(157,479)
Deferred interest liability	177,112	-	209,638
Accrued expenses	245,812	(192,760)	418,098
Taxes payable	152,592	484,000	449,434
Net cash used in operating activities	(572,037)	(410,481)	(1,987,378)

Cash flows from investing activities:
Purchase of treasury bills	(199,725,789)	(393,686,250)	(1,053,495,803)
Maturity of treasury bills	200,079,157	395,112,851	991,048,488
Decrease (increase) in cash held in trust	1,304	172,567	(497)
Purchase of convertible debenture	-	-	(3,000,000)
Deposit to CWEL	(250,000)	-	(250,000)
Payment of deferred acquisition costs	(118,429)	-	(212,168)
Net cash (used in) provided by investing activities	(13,757)	1,599,168	(65,909,980)

Cash flows from financing activities:
Issuance of common stock to Founders	-	-	27,000
Payments of offering costs	-	-	(4,263,114)
Proceeds from notes payable to stockholders	275,000	-	1,145,000
Proceeds from notes payable to stockholders	(600,000)	-	(600,000)
Proceeds from issuance of underwriters option	-	-	100
Gross proceeds from initial public offering	-	-	67,827,000
Proceeds from private placement	-	-	1,020,000
Proceeds from note payable to Oliveira Capital, LLC	-	-	3,000,000
Net cash (used in) provided by financing activities	(325,000)	-	68,155,986
Net (decrease) increase in cash and cash equivalent	(910,794)	1,188,687	258,628
Cash and cash equivalent at the beginning of the period	1,169,422	2,210	-
Cash and cash equivalent at the end of the period	$258,628	$1,190,897	$258,628

Supplemental schedule of non cash financing activities:
Accrual of deferred underwriters’ fees	-	-	$1,769,400
Accrual of deferred acquisition costs	$40,000	$-	$40,000

Supplemental disclosure of cash flow information:	-	-
Issuance of warrants in connection with Oliveira Debt	-	-	$1,235,000

See notes to unaudited condensed financial statements.

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The financial statements at September 30, 2007 and for the three and six months ended September 30, 2007 and 2006, and the period from April 29, 2005 (date of inception) to September 30, 2007 are un-audited and include the accounts of India Globalization Capital, Inc. (a corporation in the development stage) (the “Company”, or “IGC”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operation and cash flows for the three and six months ended September 30, 2007 and 2006 and the period from April 29, 2005 (date of inception) to September 30, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007. The March 31, 2007 balance sheet and the statement of stockholders’ equity through March 31, 2007 have been derived from these audited financial statements.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007.  FIN 48 clarifies the criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  In May 2007, the FASB issued Staff Position, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1) which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.   FSP FIN 48-1 was effective with the initial adoption of FIN 48.  The adoption of FIN 48 or FSP FIN 48-1 did not have a material effect on the Company’s financial condition or results of operations.

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

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note C) was declared effective March 2, 2006. The Company consummated the Public Offering including the over allotment option on March 8, 2006, and preceding the consummation of the Public Offering on March 2, 2006 certain of the officers and directors of the Company purchased an aggregate of 170,000 units (the “Units”)  from the Company in a private placement (the “Private Placement”). The Units sold in the Private Placement were identical to the 11,304,500 Units sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of the distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement and the Public Offering of approximately $62,815,000 (Note C).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (together, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring one or more operating businesses in an unspecified industry located in India (“Business Combination”), which may not constitute a business combination for accounting purposes.  Furthermore, there is no assurance that the Company will be able to effect a Business Combination. Upon the closing of the Public Offering, approximately ninety-seven percent (97%) of the gross proceeds of the Public Offering are being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds, along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 50% or more of the shares of common stock issued in the Public Offering vote against the Business Combination or the holders of 20% or more of the shares of common stock issued in the Public Offering elect to exercise their conversion rights, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Public Offering (the “Founding Stockholders”) will not participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Public Offering (Note C).

Pursuant to the terms of our Public Offering, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the Units offered in the Public Offering discussed in Note C). The Company has satisfied the extension criteria and, therefore, the Acquisition Period expires on March 8,  2008.  There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the Units offered in the Public Offering discussed in Note C).

NOTE C — INITIAL PUBLIC OFFERING

On March 8, 2006, the Company sold 11,304,500 Units in the Public Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Warrants become redeemable, at a price of $6.25 per Warrant, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading-days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

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

The Warrants separated from the Units and began to trade on April 13, 2006. After separation, each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering or (b) the earlier of the completion of a Business Combination with a target business or the liquidation of the Trust Fund and expiring five years from the date of the Public Offering. The Company has a right to redeem the Warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company redeems the Warrants, either the holder will have to exercise the Warrants by purchasing the common stock from the Company for $5.00 or the Warrants will expire.

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

NOTE D — INVESTMENTS HELD IN TRUST FUND

Investments held in the Trust Fund consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of operations.  Investments held in the Trust Fund as of September 30 and March 31, 2007 include the following:

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
Investment held for the benefit of the Company	$63,845,850	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400	1,769,400
Investment earnings (available to fund Company expenses up to a maximum of $2,150,000, net of taxes)(1)	1,476,440	489,025
	$67,091,690	$66,104,275

(1)
Through March 31, 2007, the Company has transferred approximately $2,150,000 of investment earnings (the maximum amount permitted pursuant to the terms of the Public Offering) from the Trust Fund into its operating account.

NOTE E — NOTES PAYABLE TO STOCKHOLDERS

The founding stockholders (the “Founders”) made three unsecured loans to the Company totaling $870,000 that came due on March 31, 2007. The notes all bore interest at 4% per annum. On April 6, 2007, $100,000 of the $870,000 in loans was repaid. One of the Founders made available a line of credit for $100,000 by personally guaranteeing the line.

Also on April 6, 2007, the loan of $720,000 made by one of the Founders was partially repaid. The Company paid the founding stockholder $500,000 plus accrued interest, cancelled the note for $720,000 and issued the Founder a new note for $220,000. The remaining $50,000 not yet paid will be repaid on the earlier of March 31, 2008 or the consummation of a Business Combination.  On May 8, 2007, the same Founder loaned the Company an additional $275,000. We issued him a new note for $275,000.

The rights under the two new notes are similar to those set out in the original Founder’s notes.  The new notes are payable on the earlier of March 31, 2008 or the consummation of a Business Combination. The notes bear interest at 8% per annum. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. Interest expense of approximately $10,400 and $18,710 has been included in the statement of operations for the three and six months ended September 30, 2007, respectively and $9,200 and $17,500 has been included in the statement of operations for the three and six month periods ended September 30, 2006, respectively, and $59,910 for the period from inception to September 30, 2007 relating to these notes.

NOTE F — RELATED PARTY TRANSACTION

The Company does not pay its founding executive officers or directors a salary or any other compensation currently.  However, the Company has agreed to pay SJS Associates $5,000 a month until the consummation of a Business Combination.  SJS Associates is a privately held company wholly owned by Mr. John Selvaraj, our current Treasurer.  The monthly fees are paid for services rendered by John Selvaraj to the Company.  From inception to September 30, 2007, $45,000 was paid to SJS Associates for Mr. Selvaraj’s services.

The Company has agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chairman and Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. From inception to September 30, 2007, approximately $72,000 was paid to IGN, LLC.

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board Directors is a Partner with ELP.  Since inception to September 30, 2007, the Company has incurred $138,815 for legal services provided by ELP.

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

Pursuant to letter agreements with the Company and the Underwriter, the Founders have waived their rights to participate in any liquidation distribution occurring upon our failure to complete a Business Combination, with respect to those shares of common stock acquired by them prior to the Public Offering and with respect to the shares of common stock included in the 170,000 Units they purchased in the Private Placement.

The Founders will be entitled to registration rights with respect to their shares of common stock acquired prior to the Public Offering and the shares of common stock they purchased in the Private Placement pursuant to an agreement executed on March 3, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which the lock-up period expires.  In addition, the Founders have certain “piggy-back” registration rights on registration statements filed subsequent to the anniversary of the effective date of the Public Offering.

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

In connection with our proposed acquisition of a wind energy farm from Chiranjjeevi Wind Energy Limited ("CWEL"), and our proposed acquisition of an interest in TBL (discussed in Note H below), we have agreed to pay a finder’s fee of 0.25% of the purchase price to Master Aerospace Consultants (Pvt) Ltd, a consulting firm located in India. The fee is contingent on the consummation of the transaction.

NOTE H – INVESTMENT ACTIVITIES

MBL Infrastructure Limited Purchase Agreement

As previously disclosed in our Form 8-K dated February 2, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on February 2, 2007, the Company entered into a Share Subscription Cum Purchase Agreement (the “MBL Purchase Agreement”) with MBL and R G Maheshwari, A K Lakhotia, Maruti Maheshwari, Aditya Maheshwari, Uma Devi Lakhotia, Shweta Maheshwari, Gokul Sales P Ltd and Jai Art N Image P Ltd (collectively, the “MBL Promoters”), pursuant to which the Company will acquire 2,212,745 equity shares of MBL (the “MBL Promoter Shares”) from the MBL Promoters and an additional 9,519,949 newly-issued equity shares directly from MBL (the “New Shares”) so that at the conclusion of the transactions contemplated by the Purchase Agreement, the company will own 57% of the outstanding equity shares of MBL. MBL engages in road building and maintenance projects in India, as well as managing road-building projects on a contract basis for national, state and local agencies.  Currently, the Company is awaiting the completion of MBL’s financial statements audited in accordance with US generally accepted accounting principles (“GAAP”).

On February 5, 2007, the Company entered into an agreement to sell 425,000 warrants, described in Note I, and a note for $3,000,000 to Oliveira Capital, LLC for $3,000,000. The note carries interest at the rate of 8% and is due upon the earlier of February 5, 2008, or the consummation of a Business Combination. Following the receipt of the $3,000,000 from Oliveira Capital, the Company on February 6, 2007 purchased $3,000,000 of convertible debentures from MBL. The debentures carry interest at the rate of 8%, are secured by 1,131,356 shares of MBL common stock and are carried at cost. The note from Oliveira Capital, LLC is secured by the convertible debentures issued to MBL.

On April 25, 2007, the Company entered into the First Amendment to the Share Subscription Cum Purchase Agreement (the “First Amendment to MBL Purchase Agreement”) with MBL and the MBL Promoters.

Pursuant to the First Amendment to MBL Purchase Agreement, the conditions precedent to the Company’s consummation of the transactions contemplated by the MBL Purchase Agreement were amended to provide that: (i) MBL’s audited financial statements converted to US GAAP for the periods ended March 31, 2006, March 31, 2005 and March 31, 2004 and unaudited financial statements converted to US GAAP for the period commencing April 1, 2006 and ending December 31, 2006 (collectively, the “Required Financial Statements”) previously required to be delivered under the MBL Purchase Agreement be delivered to the Company by May 15, 2007 and (ii) MBL and the MBL Promoters deliver audited financial statements converted to US GAAP for the period ended March 31, 2007 by June 30, 2007. In addition, Clause 5.3 of the MBL Purchase Agreement was amended to extend the deadline for the completion of the Company’s acquisition of MBL shares from September 30, 2007 to November 30, 2007.

On April 25, 2007, concurrently with the execution of the First Amendment to the Purchase Agreement, the Company entered into the First Amendment to the Debenture Subscription Agreement (the “First Amendment to Debenture Agreement”) with MBL and the MBL Promoters.
Pursuant to the First Amendment to the Debenture Agreement, Clause 14 of the Debenture Subscription Agreement dated February 2, 2007 was amended to extend the deadline by which time the Company must either obtain the requisite stockholder approvals for the acquisition of MBL shares under the MBL Purchase Agreement or purchase an additional USD $3,000,000 in MBL Convertible Debentures from April 30, 2007 to 45 days after receiving the Required Financial Statements.

Contract Agreement Between IGC, CWEL, AMTL and MAIL

As previously disclosed in our Form 8-K dated May 2, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on April 29, 2007, the Company entered into a Contract Agreement Dated April 29, 2007 (“CWEL Purchase Agreement”) with CWEL, Arul Mariamman Textiles Limited (AMTL), and Marudhavel Industries Limited (MAIL), collectively CWEL. Pursuant to the CWEL Purchase Agreement, the Company or one of its subsidiaries in Mauritius will acquire 100% of a 24-mega watt wind energy farm, consisting of 96 250-kilowatt wind turbines, located in Karnataka, India to be manufactured by CWEL.

CWEL is a manufacturer and supplier of wind operated electricity generators, towers and turnkey implementers of wind energy farms.

On May 22, 2007, the Company made a down payment of approximately $250,000 to CWEL.  Pursuant to the First Amendment dated August 20, 2007 (as previously disclosed in the Company’s Form 8-K dated August 22, 2007), if the Company does not consummate the transaction with CWEL by March 31, 2008, approximately $187,500 will be returned to the Company.  The Acquisition is expected to be consummated in early 2008, following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

Share Subscription Cum Purchase Agreement with Sricon and The Promoters

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or one of its subsidiaries in Mauritius will acquire (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement the Company will own approximately 63% of the outstanding equity shares of Sricon.

Sricon engages in road building and maintenance projects in India, as well as managing road-building projects on a contract basis for national, state and local agencies.  Sricon also engages in the BOT (i.e., build, own and transfer) segment of road building in which the government of India awards contracts to companies that can build out pieces of major highways, own and operate them for periods between 20 and 30 years and then transfer them back to the government.

The Sricon Acquisition is expected to be consummated in early 2008, assuming the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

Share Subscription Agreement with Techni Bharathi Limited & Share Purchase Agreement with Odeon Limited

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription Agreement  (the “TBL Subscription Agreement”) dated as of September 16, 2007 with Techni Bharathi Limited (“TBL”) and certain individuals (collectively, the “TBL Promoters”), pursuant to which the Company or one of its subsidiaries in Mauritius will acquire (the “TBL Acquisition”) 7,150,000 newly-issued company stock for approximately $9 million, 1,250,000 newly-issued convertible preference Shares for approximately $2 million  (both at an exchange rate of INR 40 per USD; collectively, the “New Shares”) directly from TBL and 5,000,000 convertible preference shares from Odeon, a Singapore based holder of TBL securities, for approximately $2 million.  At the conclusion of the transactions contemplated by the TBL Subscription Agreement and by the Share Purchase Agreement between the Company and Odeon Limited, the Company will own approximately 77%, of the outstanding equity shares, assuming the convertible shares are converted.

TBL engages in road-building, with prior experience in the building of tunnels, cannels, bridges, airport taxiways and dams as well as the civil works for mini hydro power generation.  The TBL Acquisition is expected to be consummated in early 2008, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

We have incurred $252,167 of expenses through September 30, 2007 in connection with our proposed acquisitions, which is included as deferred acquisition costs in the accompanying balance sheet.

Stockholder Vote

On September 23, 2007, the Company’s board of directors met to discuss all four of the foregoing acquisitions.  The Company’s board of directors unanimously agreed to present three of the four transactions to our stockholders for approval.  In particular, our board of directors selected to present the CWEL Acquisition, the Sricon Acquisition and the TBL Acquisition to our stockholders for approval.  The board of directors decided to postpone presenting the MBL Acquisition until the completion of MBL’s audited financial statements under US GAAP principles.

NOTE I – VALUATION OF WARRANTS ISSUED TO OLIVEIRA CAPITAL, LLC

As previously disclosed, the Company sold a promissory note and 425,000 warrants to Oliveira Capital, LLC for $3,000,000. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the earlier of the completion of a Business Combination with a target business or the distribution of the Trust Fund and expiring five years from the date of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of issuance would approximately be $ 1,235,000 using an expected life of five years, volatility of 46% and a risk-free interest rate of 4.8%. This amount is accounted for as a discount of the notes payable to Oliveira Capital, LLC. The amortization of this amount for the six months ended September 30, 2007 was $726,985.

We computed volatility for a period of five years. For approximately the first four years, we used the trading history of two representative companies that are listed on the Indian Stock exchange. For approximately one year, the trading history of the Company’s common stock was used. The average volatility of the combined data extending over five years was calculated as 46%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the warrants.

NOTE J – SUBSEQUENT EVENTS

On October 2, 2007, one of our Founders extended a loan of $250,000 to the Company on substantially the same terms as those described in Note E.   On October 3, 2007, the Company made a refundable deposit of $170,000 in connection with the TBL Subscription Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under our “Plan of Operation” and matters described in this report generally and under the heading “Risk Factors” included in the Company’s Prospectus dated March 3, 2006 relating to the Company’s initial public offering (“Public Offering”). In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.  These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

The information contained in this report identifies important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Description of Business

We were formed on April 29, 2005, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in an unspecified industry, with operations primarily in India. We intend to use cash derived from the proceeds of our Public Offering, our capital stock, debt or a combination of cash, capital stock or debt, to effect a Business Combination.

For the three and six months ended September 30, 2007, we had net income of $11,048 and $47,331, derived primarily from interest income related to the cash held in our trust account, net of legal, interest expense, formation, travel, and other start-up costs. For the period from April 29, 2005 (inception) through September 30, 2007, we had net income of $1,121,488, derived primarily from interest income related to the cash held in our trust account, net of legal, interest expense, formation, travel, other  and start-up costs and compensation expense.

For the three and six months ended September 30, 2006, we had net income of $414,767 and $847,155, derived primarily from interest income related to the cash held in our Trust Account, net of formation and other start-up costs.

Plan of Operation

To date, we have entered into four definitive agreements as described in Note H to the financial statements included in this Report and our current reports on Form 8-K filed on February 12, 2007, May 2, 2007 and September 21, 2007.   As described in the referenced Form 8-Ks, we have identified the infrastructure sector including the road-building sector and the alternative energy sector as our initial target industry.  Currently, we are conducting due diligence and audits in accordance with U.S. generally accepted accounting principles on the companies that we propose to acquire.  We expect to file a Schedule 14A proxy statement seeking stockholder approval for the acquisition of Sricon, TBL and the wind energy farm.

We currently are not engaged in any business operations, and we do not expect to engage in, any substantive commercial business until the consummation of a proposed transaction.   We expect that three of the four transactions to close in our fourth fiscal quarter of 2007.  Currently, our business activities consist solely of pursuing businesses with operations primarily in India in order to consummate a Business Combination. Our management has completed the due diligence on the wind energy farm, as well as Sricon and TBL and is actively working on finalizing the Schedule 14 A proxy statement.  We anticipate that overseeing the potential acquisitions and seeking shareholder approval will be our primary business activity until the consummation of a business combinations.

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

We do not believe we will need additional financing to supplement the proceeds of our initial public offering, our private placement to officers and directors and loans from our Founders in order to meet the expenditures required for operating our business, although we may raise additional debt or equity financing to provide bridge financings to our pending acquisitions prior to their consummation.  Interest earned on the Trust Account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a Business Combination.  As of December 31, 2006, the maximum amount of $2,150,000 was transferred into our operating account.  We anticipate that the funds available to us outside of the Trust Account will be sufficient to sustain our business activities for approximately 24 months, assuming that a Business Combination is not consummated during that time.  However, we may need to obtain additional financing to the extent such financing is required to consummate a Business Combination, in which case we may issue additional securities or incur debt in connection with such a Business Combination.

To fund our purchase of a debenture in MBL, we entered into a note and warrant purchase agreement dated as of February 5, 2007 (the “MBL Warrant Agreement”) with Oliveira Capital, LLC (“Oliveira”) pursuant to which we sold Oliveira a Promissory Note (“Oliveira Note”) in the principal amount of $3,000,000 and a warrant (the “Oliveira Warrant”) to purchase up to 425,000 shares of our common stock (the “Warrant Shares”) at an initial exercise price of $5.00 per share.  The Oliveira Note bears interest at a rate of 8% per annum and is due and payable in full upon the earlier of February 5, 2008 and the date on which we consummate a Business Combination.  The Oliveira Note is secured by the Debentures pursuant to a Pledge Agreement.  The Warrant is exercisable during the period commencing on the consummation of a Business Combination and ending on March 2, 2011.

The proceeds held in the Trust Account are invested in government securities (Treasury Bills and money market funds) until the earlier of (i) the consummation of our first business combination or (ii) the distribution of the trust account.  In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the public offering (March 8, 2006), or 24 months from the consummation of the public offering if certain extension criteria have been satisfied (see “Plan of Operations - Timing of Business Combination” below), we will be forced to liquidate and the proceeds held in the trust account will be distributed to the Company’s public stockholders.  However, our founding stockholders (stockholders prior to our public offering) will not participate in any liquidation distribution with respect to any shares of our common stock acquired in connection with or following the public offering.  If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a Business Combination.  Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price.

Sources of target businesses

Since our public offering, we have been actively engaged in sourcing a suitable Business Combination candidate.  As described above, we have four pending transactions and we will seek to consummate a combination of these in the coming months, subject to stockholder approval and other conditions.

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

We have entered into a financial advisory agreement with Ferris, Baker Watts, Inc., the representative of the underwriters in our public offering, and SG Americas Securities, LLC, one of the participating underwriters in the public offering, whereby Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will serve as our financial advisors in connection with a Business Combination for a period of two years from the effective date of the public offering, March 2, 2006.  Ferris, Baker Watts, Inc. and SG Americas Securities, LLC will perform certain advisory services for us, including without limitation, assisting us in determining an appropriate acquisition strategy and tactics, evaluating the consideration that may be offered to a target business, assisting us in the negotiation of the financial terms and conditions of a Business Combination and preparing a due diligence package regarding a Business Combination for our board of directors.  The due diligence services that have been provided, and continue to be provided, by Ferris, Baker Watts, Inc. and SG Americas Securities, LLC consist of gathering, preparing and organizing information to be considered by our board of directors, among other things.  Pursuant to the terms of this agreement, Ferris, Baker Watts, Inc.  will be entitled to receive two percent of the consideration associated with any Business Combination by us, a portion of which shall be allocated to SG Americas Securities, LLC pursuant to a separate agreement between the parties.  The fee will be capped at $1,500,000 and will be paid out of the trust proceeds only upon consummation of a suitable Business Combination.  In addition to the foregoing fee, we have agreed to reimburse Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, for all of the reasonable out-of-pocket expenses incurred by it, whether or not a Business Combination is consummated; provided, however, that such expenses in the aggregate will not exceed $25,000 without our prior consent.

In addition to our advisory agreement with Ferris, Baker Watts, Inc. and SG Americas Securities, LLC, we have also engaged the services of several professional firms that specialize in due diligence, US GAAP audits, legal audits, and other services that could help us in determining valuation and other criteria.  In addition, on or around November 27, 2006, we engaged the firm of SJS Associates, which provides the services of Mr. John Selvaraj an individual with extensive experience in US GAAP, Indian GAAP and SEC reporting.  Mr. Selvaraj was also appointed as our Treasurer on November 27, 2006, following the resignation of Mr. Cherin.  SJS Associates is a company held by Mr. Selvaraj.  Further, following a search for legal firms in India that had U.S. and Indian trained attorneys that could represent us, the Board appointed Economic Laws Practice (ELP), a legal firm located in India, with six partners and over fifty professionals.  Mr. Suhail Nathani, one of our board directors, is a partner with ELP.

Other than the foregoing relationships (i.e.,ELP, and SJS Associates), we have not and do not anticipate paying our officers, directors, founding stockholders or any entity with which they are affiliated, any finder’s fee, salary or similar compensation for services rendered to us prior to or in connection with the consummation of a Business Combination.

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

Timing of a Business Combination

Pursuant to the terms of our public offering, we must complete a Business Combination within 24 months after the consummation of the public offering, which occurred on March 8, 2006.  If we do not complete the Business Combination, then we will dissolve the Company and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets.

Employees

We currently have two executive officers, one of whom is a member of our board of directors, as well as six special advisors.  We also utilize the services of advisors, consultants and legal and tax professionals, among others, to assist in evaluating potential target industries and companies, among other tasks.  We expect to add employees to handle the additional workload brought on by the transactions.

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

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity-linked derivatives; accordingly, they represent off balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See the Notes to the March 31, 2007 financial statements for a discussion of outstanding options and warrants.

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

Our management, including our President and Chief Executive Officer, Ram Mukunda, along with our Treasurer, John C. Selvaraj, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures were effective as of that date.

Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

(3)
200,000 of the 750,000 shares issued on June 20, 2005 were issued to former stockholders. On September 7, 2005, one former stockholder surrendered to the Company 62,500 shares, and on February 5, 2006, another former stockholder surrendered to the Company 137,500 shares. These 200,000 shares were reissued as set forth below.

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

A majority of the holders of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement between these stockholders and the Company. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which the lock-up period expires. After the Company receives the demand for registration, it will notify the other holders of these shares of their ability to include their shares in the registration. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. Piggyback registration rights allow these stockholders to include their shares in a registered offering proposed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In addition to the foregoing private placement offerings, Ram Mukunda, John Cherin and Dr. Ranga Krishna purchased in the aggregate 170,000 units in the above-mentioned private placement offering immediately prior to the public offering, at a price equal to the price of the public offering, $6.00 per unit. This private placement offering was not registered in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. Registration was not required because the shares were sold to officers and directors of the issuer, who qualify as “accredited investors,” as defined in Rule 501(a) of Regulation D. As mentioned above, these stockholders agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a Business Combination with respect to the shares purchased in this private placement offering.

The units purchased by the founding stockholders were identical to the units issued in the initial public offering, consisting of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or March 2, 2007 (one year from the effective date of the public offering), and expiring March 2, 2011 (five years from the effective date of the public offering). We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, either the holder will have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire. On June 30, 2007, 24,874,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants, the Oliveira warrants and the underwriters’ purchase option.

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

Item 6.  Exhibits

The following exhibits are included in this report:

10.1
First Amendment dated August 20, 2007 to Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL (incorporated by reference to the Company’s Form 8-K dated August 20, 2007, filed as Exhibit 10.1 thereto).

10.2
Share Subscription Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to the Company’s Form 8-K dated September 21, 2007, filed as Exhibit 10.1 thereto).

10.3
Shareholders Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to the Company’s Form 8-K dated September 21, 2007, filed as Exhibit 10.2 thereto).

10.4
Share Purchase Agreement dated September 21, 2007 by and between India Globalization Capital, Inc. and Odeon Limited (incorporated by reference to the Company’s Form 8-K dated September 21, 2007, filed as Exhibit 10.3 thereto).

10.5
Share Subscription Cum Purchase Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to the Company’s Form 8-K dated September 21, 2007, filed as Exhibit 10.4 thereto).

10.6
Shareholders Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to the Company’s Form 8-K dated September 21, 2007, filed as Exhibit 10.5 thereto).

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate Pursuant to 18 U.S.C. § 1350.
32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

November 14, 2007	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer, President and Director (Principal Executive Officer)

November 14, 2007	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer
(Principal Financial and Accounting Officer)