Form 10QSB
period 2007-12-31
India Globalization Capital, Inc.
filed 2008-02-19
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of February 15, 2008, the company had 13,974,500 shares outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☑ No

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis and Plan of Operations	11
Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17

Signatures	18
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2007
	(Unaudited)	March 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$2,208,160	$1,169,422
Investments held in Trust Fund	66,938,208	66,104,275
Interest Receivable - Convertible Debenture	217,479	37,479
Convertible debenture in MBL	3,000,000	3,000,000
Loan acquisition costs	237,705	-
Prepaid taxes	49,289	-
Prepaid expenses and other current assets	7,625	74,197

Total Current Assets	72,658,466	70,385,373

Deposits towards acquisitions	3,670,000	-
Deferred acquisition costs	233,189	158,739
Deferred tax assets - Federal and State, net of valuation allowance	891,547	142,652

Total Assets	$77,453,202	$70,686,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$851,613	$237,286
Notes payable to stockholders	5,095,000	870,000
Taxes payable	-	296,842
Deferred trust interest	281,742	32,526
Notes Payable to Oliveira Capital, LLC	3,847,214	1,794,226
Due to Underwriters	1,769,400	1,769,400

Total current liabilities	$11,844,969	$5,000,280

Common stock subject to possible conversion, 2,259,770 at conversion value (Note A)	12,762,785	12,762,785

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding		-
Common stock — $.0001 par value; 75,000,000 shares authorized; issued and outstanding 13,974,500 (including 2,259,770 shares subject to possible conversion)	1,397	1,397
Additional paid-in capital	51,848,145	51,848,145
Income accumulated during the development stage	995,906	1,074,157

Total stockholders’ equity	52,845,448	52,923,699

Total liabilities and stockholders’ equity	$77,453,202	$70,686,764

See notes to unaudited condensed consolidated financial statements.

India Globalization Capital, Inc.
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

					April 29, 2005
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007
Legal and formation, travel and other start up costs	$(286,006)	$(292,434)	$(670,534)	$(570,303)	$(1,503,764)
Compensation expense	-	-	-	-	(535,741)
Interest expense	(443,100)	(12,026)	(1,284,700)	(29,526)	(1,394,116)
Interest income	538,894	834,521	1,836,957	2,414,645	5,219,359

Income / (loss) before income taxes	(190,212)	530,061	(118,277)	1,814,816	1,785,738
Provision for income taxes, net	(64,630)	186,025	(40,026)	623,625	789,832

Net income / (loss)	$(125,582)	$344,036	$(78,251)	$1,191,191	$995,906

Net income / (loss) per share: basic and diluted	$(0.01)	$0.02	$(0.01)	$0.09

Weighted average number of shares outstanding-basic and diluted	13,974,500	13,974,500	13,974,500	13,974,500

See notes to unaudited condensed consolidated financial statements

India Globalization Capital, Inc.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				(Deficit)
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock to founders at $.01 per share
(1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	$-	$25,000

Surrendered shares (on September 7, 2005 and
February 5, 2006 of 62,500 and 137,500 respectively)	(200,000)	(20)	20	-	-

Issuance of common stock to founders at $.01 per share
on February 5, 2006	200,000	20	537,721	-	537,741

Issue of 170,000 units in a private placement
placement	170,000	17	1,019,983	-	1,020,000

Issue of 11,304,500 units, net of underwriters’ discount
and offering expenses (including 2,259,770 shares
subject to possible conversion) and $100 from
underwriters option	11,304,500	1,130	61,793,456	-	61,794,586

Proceeds subject to possible conversion of shares	-	-	(12,762,785)	-	(12,762,785)

Net loss for the period	-	-	-	(443,840)	(443,840)

Balance at March 31, 2006	13,974,500	1,397	50,613,145	(443,840)	50,170,702
Fair value of 425,000 warrants issued to Oliveira Capital, LLC	-	-	1,235,000	-	1,235,000
Net income / (Loss)	-	-	-	1,517,997	1,517,997
Balance at March 31,2007	13,974,500	1,397	51,848,145	1,074,157	52,923,699
Unaudited:
Net Loss for the nine months ended December 31, 2007	-	-	-	(78,251)	(78,251)
Balance at December 31, 2007	13,974,500	$1,397	$51,848,145	$995,906	$52,845,448
See notes to unaudited condensed consolidated financial statements

India Globalization Capital, Inc.
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

				April 29, 2005
				(Date of Inception)
	Nine Months ended		Nine Months ended	through
	December 31, 2007		December 31, 2006	December 31, 2007

Cash flows from operating activities:
Net income (loss)		$(78,251)	$1,191,191	$995,906
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Treasury Bills		(1,888,597)	(2,339,395)	(5,190,388)
Non-cash compensation expense		-	-	535,741
Deferred taxes		(748,895)	19,332	(891,547)
Amortization of debt discount on Oliveira debt		1,052,988	-	1,082,214
Amortization of loan acquisition costs		12,295	-	12,295
Changes in:
Prepaid expenses and other current assets		66,572	35,897	(7,625)
Interest receivable - convertible debenture		(180,000)	-	(217,479)
Deferred interest liability		249,216	-	281,742
Accrued expenses		338,296	(191,672)	510,582
Prepaid / taxes payable		(346,131)	553,625	(49,289)
Net cash used in operating activities		(1,522,507)	(731,022)	(2,937,848)

Cash flows from investing activities:
Purchase of treasury bills		(401,237,567)	(590,530,003)	(1,255,007,581)
Maturity of treasury bills		402,336,508	592,862,716	1,193,305,839
Decrease (increase) in cash held in trust		(44,277)	(134,445)	(46,078)
Purchase of convertible debenture		-	-	(3,000,000)
Deposits towards acquisitions		(3,670,000)	-	(3,670,000)
Payment of deferred acquisition costs		(48,419)	-	(142,158)
Net cash used in investing activities		(2,663,755)	2,198,268	(68,559,978)

Cash flows from financing activities:
Issuance of common stock to founders		-	-	27,000
Payments of offering costs		-	-	(4,263,114)
Proceeds from notes payable to stockholders		4,825,000	-	5,695,000
Proceeds from notes payable to stockholders		(600,000)	-	(600,000)
Proceeds from issuance of underwriters option		-	-	100
Gross proceeds from initial public offering		-	-	67,827,000
Proceeds from private placement		-	-	1,020,000
Proceeds from notes payable to Oliveira Capital, LLC		1,000,000	-	4,000,000
Net cash provided by financing activities		5,225,000	-	73,705,986
Net increase in cash and cash equivalent		1,038,738	1,467,246	2,208,160
Cash and cash equivalent at the beginning of the period		1,169,422	2,210	-
Cash and cash equivalent at the end of the period		$2,208,160	$1,469,456	$2,208,160

Supplemental schedule of non cash financing activities:
Accrual of deferred underwriters’ fees	$		$-	$1,769,400
Accrual of deferred acquisition costs		26,031	-	91,031
Accrual of loan acquisition costs		250,000	-	250,000

Supplemental disclosure of cash flow information:
Issuance of warrants in connection with Oliviera Debt	$		$-	$1,235,000

See notes to unaudited condensed consolidated financial statements

INDIA GLOBALIZATION CAPITAL, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The financial statements at December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006, and the period from April 29, 2005 (date of inception) to December 31, 2007 are unaudited and include the accounts of India Globalization Capital, Inc. (a corporation in the development stage) (the “Company”, or “IGC”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of December 31, 2007 and the results of its operation and cash flows for the three and nine months ended December 31, 2007 and 2006 and the period from April 29, 2005 (date of inception) to December 31, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007.  FIN 48 clarifies the criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  In May 2007, the FASB issued Staff Position, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1) which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.   FSP FIN 48-1 was effective with the initial adoption of FIN 48.  The adoption of FIN 48 or FSP FIN 48-1 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the Financial Accounting Standards Board released SFAS 141R, “Business Combinations” that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” that is effective for annual periods beginning December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (together, the “Offering”) although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring one or more operating businesses in an unspecified industry located in India (“Business Combination”), which may not constitute a business combination for accounting purposes.  Furthermore, there is no assurance that the Company will be able to effect a Business Combination. Upon the closing of the Public Offering, approximately ninety-seven percent (97%) of the gross proceeds of the Public Offering are being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds, along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company has signed definitive agreements for the acquisition of a target businesses (discussed in Note H) and filed a definitive proxy statement on Schedule 14A on February 8, 2008 with the SEC. We have called a special meeting of the shareholders for February 20, 2008 to seek stockholder approval of the target businesses, among other matters. In the event that holders of 50% or more of the shares of common stock issued in the Public Offering vote against the Business Combination or the holders of 20% or more of the shares of common stock issued in the Public Offering elect to exercise their conversion rights, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Public Offering (the “Founding Stockholders”) will not participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Public Offering (Note C).

Pursuant to the terms of our Public Offering, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the Units sold in the Public Offering discussed in Note C). The Company has satisfied the extension criteria and, therefore, the Acquisition Period expires on March 8,  2008.  There is no assurance that the Company will be able to successfully affect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE D — INVESTMENTS HELD IN TRUST FUND

Investments held in the Trust Fund consist of Treasury Bills and money market funds. The Treasury Bills have been accounted for as trading securities and recorded at their fair market value. The excess of market value over cost is included in interest income in the accompanying statement of operations.  Investments held in the Trust Fund as of December 31 and March 31, 2007 include the following:

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
Investment held for the benefit of the Company	$63,845,850	$63,845,850
Investment held for the benefit of the Underwriter	1,769,400	1,769,400
Investment earnings net of amounts withdrawn (1)	1,322,958	489,025
	$66,938,208	$66,104,275

(1)
Through March 31, 2007, the Company has transferred approximately $2,150,000 of investment earnings to fund working capital (the maximum amount permitted pursuant to the terms of the Public Offering) and $1,735,000 of investment earnings to fund taxes from the Trust Fund into its operating account.

NOTE E — NOTES PAYABLE TO STOCKHOLDERS

The founding stockholders (the “Founders”) made three unsecured loans to the Company of $720,000, $100,000 and $ 50,000 for an aggregate of $870,000 that came due on March 31, 2007. The notes all bore interest at 4% per annum. On April 6, 2007, the $100,000 loan was repaid.

Also on April 6, 2007, the loan of $720,000 was partially repaid. The Company paid the founding stockholder $500,000 plus accrued interest, cancelled the note for $720,000 and issued the Founder a new note for $220,000. The remaining $50,000 loan not yet paid will be repaid on the earlier of March 31, 2008 or the consummation of a Business Combination.  On May 8, 2007, the same Founder loaned the Company an additional $275,000.  The Compnay issued him a new note for $275,000.

The rights under the two new notes are similar to those set out in the original Founder’s notes.  The new notes are payable on the earlier of March 31, 2008 or the consummation of a Business Combination. The notes bear interest at 8% per annum.  Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount.

In addition, the same Founder also extended a loan of $250,000 to the Company on substantially the same terms as those described above to facilitate a refundable deposit made by the Company in connection with the TBL Subscription Agreement, described in Note H, and purchased a secured promissory note in the aggregate principal amount of $4,300,000 in the Bridge Offering discussed in Note H.

Interest expense of $25,097 and $43,807 has been included in the statement of operations for the three and nine months ended December 31, 2007 respectively, and $9,200 and $26,200 has been included in the statement of operations for the three and nine month periods ended December 31, 2006 respectively, and $85,007 for the period from inception to December 31, 2007 relating to these notes.

NOTE F — RELATED PARTY TRANSACTION

The Company does not pay its founding executive officers or directors a salary or any other compensation currently.  However, the Company had agreed to pay SJS Associates $5,000 a month until the consummation of a Business Combination.  SJS Associates is a privately held company wholly owned by Mr. John Selvaraj, our current Treasurer.  The monthly fees were paid for services rendered by John Selvaraj to the Company.  From inception to December 31, 2007, $50,000 was paid to SJS Associates for Mr. Selvaraj’s services.  Effective November 1, 2007 the Company and SJS Associates terminated the agreement.

The Company has agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chairman and Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. From inception to December 31, 2007, approximately $84,000 was paid to IGN, LLC.

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board Directors is a Partner with ELP.  Since inception to December 31, 2007, the Company has incurred $169,847 for legal services provided by ELP.

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

In connection with the Bridge Offering discussed in Note H, the Company will pay the Underwriters an additional cash fee of $150,000 at the closing of a Business Combination.  Should the Business Combination not close, the above fees will not be paid.

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

In connection with our proposed acquisition of a majority interest in MBL Infrastructures Limited (“MBL”), an unaffiliated third party has claimed that it is entitled to a finder's fee of approximately five percent of the purchase price (or, $1.75 million) for the acquisition if the acquisition was consummated.  While we do not admit that the unaffiliated third party is a finder that is entitled to payment, we had expressed a willingness to pay our customary Finder's fee of 0.25%.  The parties were attempting to reach an agreement on the amount of the fee to be paid if the acquisition was consummated.  As the MBL acquisition is no longer probable, we expect that there will be no finders fees payable and the litigation to be without merit.

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

NOTE H – INVESTMENT ACTIVITIES

MBL Infrastructure Limited Purchase Agreement

On February 5, 2007, the Company entered into an agreement to sell 425,000 warrants, described in Note I, and a note for $3,000,000 to Oliveira Capital, LLC for $3,000,000. The note carries interest at the rate of 8% and was due upon the earlier of February 5, 2008, or the consummation of a Business Combination.  The Company is negotiating an extension with Oliveira Capital.  If the Company extends the loan for 90 days without renegotiating an extension we would be required to issue an additional 425,000 warrants.  The Black Scholes valuation of the warrants was based on an annualized volatility of 42.8%, an annual interest rate of 3% and an expiration of 1,500 days would be $1,030,625.  We computed volatility for a period of 1,500 days. For approximately the first two years, we used the trading history of two representative companies that are listed on the Indian Stock exchange. For approximately two years, the trading history of the Company’s common stock was used.  The average volatility of the combined data extending just over four years was calculated as 42.8%.  Management believes that this volatility is a reasonable benchmark to use in estimating the value of the warrants.  Following the receipt of the $3,000,000 from Oliveira Capital, the Company on February 6, 2007 purchased $3,000,000 of convertible debentures from MBL. The debentures carry interest at the rate of 8%, are secured by 1,131,356 shares of MBL common stock and are carried at cost. The note from Oliveira Capital, LLC is secured by the convertible debentures issued to MBL.

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

In this quarter the Company determined that the MBL transaction is no longer probable and all previously deferred costs relating to the acquisition of MBL has been expensed in the current quarter.

Contract Agreement between IGC, CWEL, AMTL and MAIL

As previously disclosed in our Form 8-K dated May 2, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on April 29, 2007, the Company entered into a Contract Agreement Dated April 29, 2007 (“CWEL Purchase Agreement”) with CWEL, Arul Mariamman Textiles Limited (AMTL), and Marudhavel Industries Limited (MAIL), collectively CWEL. Pursuant to the CWEL Purchase Agreement, the Company or its subsidiary in Mauritius will acquire 100% of a 24-mega watt wind energy farm, consisting of 96 250-kilowatt wind turbines, located in Karnataka, India to be manufactured by CWEL.

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

 Share Subscription Cum Purchase Agreement with Sricon and The Promoters

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or its subsidiary in Mauritius will acquire (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement the Company will own approximately 63% of the outstanding equity shares of Sricon.

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

As previously disclosed in a Form 8-K dated December 19, 2007, on December 19, 2007 we entered into an Amendment to the Share Subscription Cum Purchase Agreement (“Amended Sricon Subscription Agreement”) dated September 15, 2007 with Sricon Infrastructure Private Limited (“Sricon”) and certain individuals (collectively, the “Promoters”). Pursuant to the Amendment, in order to secure the transaction and provide Sricon with a refundable down payment in a form consistent with Indian law, in advance of completing the Original Sricon Acquisition, we agreed to provide Sricon with a refundable down payment in a form consistent with Indian law, in advance of completing the business combination. The money is refundable by Sricon in the event certain conditions precedents, which include a vote by IGC shareholders for the consummation of the transaction, are not met. In the event that conditions precedent are met, including an affirmative vote by the IGC shareholders in favor of the consummation of the transaction, the Sricon Advance would be applied towards the purchase of shares of Sricon.

IGC agreed to advance INR 128,342,500 (approximately USD $3,250,000 at current exchange rates) to Sricon towards the purchase of 503,620 (the “Sricon Portion of Subscription Shares”) of the 4,041,676 Original Sricon Shares (constituting approximately 14.66% of the post issued paid up share capital of Sricon) offered pursuant to the Original Sricon Subscription Agreement.

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

We have incurred $233,189 of expenses through December 31, 2007 in connection with our proposed acquisitions, which is included as deferred acquisition costs in the accompanying balance sheet. The MBL deal costs have been expensed from this amount as the deal is no longer probable.

On October 2, 2007, one of our Founders extended a loan of $250,000 to the Company on substantially the same terms as those described in Note E. On October 3, 2007, the Company made a refundable deposit of $170,000 in connection with the TBL Subscription Agreement.

As previously disclosed in our Form 8-K dated December 19, 2007, on December 21, 2007, we entered into an Amendment to the Share Subscription Agreement (“Amended TBL Subscription Agreement”) dated September 16, 2007 with Techni Bharathi Limited (“TBL”) and certain individuals (collectively, the “Promoters”). Pursuant to the Amendment, in order to secure the transaction and provide TBL with a refundable down payment in a form consistent with Indian law, in advance of completing the Original TBL Acquisition, IGC, agreed to provide a deposit in the form of an advance (“TBL Advance”) towards the purchase of shares. The money is refundable by TBL in the event certain conditions precedents, which include a vote by IGC shareholders for the consummation of the transaction, are not met. In the event that the conditions precedent are met, including an affirmative vote by the IGC shareholders in favor of the consummation of the transaction, the TBL Advance would be applied towards the purchase of shares of TBL.

IGC agreed to advance up to INR 105,598,500 (approximately USD $2,670,000 at current exchange rates) to TBL towards the purchase of 2,745,671 (the “TBL Portion of Subscription Shares”) of the 7,150,000 Original TBL Shares (constituting approximately 39.04% of the post issued paid up share capital of TBL) offered pursuant to the Original TBL Subscription Agreement.

Private Placement Offering of Secured Promissory Notes (the “Bridge Offering”)

A previously disclosed in our Form 8-K dated December 27, 2007, we conducted a private placement offering of secured promissory notes (the “Notes”) for an aggregate principal amount of up to $7,275,000 (the “Bridge Offering”). The Notes bear interest at a rate equal to 5% per annum from the date of issuance until paid in full. Each Note is payable in full on the earlier of ten (10) business days following the consummation of a Business Combination or twelve months from the date of issuance of the Note.   IGC can pre-pay the Notes at any time without penalty or premium.  Except in the event of the consummation of a Business Combination, each investor shall not be entitled to repayment of its respective Note out of the Trust Account and each investor irrevocably and unconditionally waived any right, title or interest in or to any payment out of the Trust Account. Each Note is secured pursuant to a Pledge Agreement (the “Pledge Agreement”), by and among IGC and the investors under which IGC granted liens, on a pro rata basis to the investors, in shares of the capital stock of IGC’s wholly owned subsidiary, India Globalization Capital, Mauritius, Limited (IGC-M), which is the assignee of IGC’s acquisition agreements relating to the proposed business combinations with Sricon, TBL and Chiranjjeevi Wind Energy Limited.

The Company also agreed to issue up to 754,953 shares of common stock to the holders of the Notes on a pro rata basis within ten business days following the consummation of a Business Combination that is approved by a majority of the IGC stockholders. Regardless of whether each of the Notes has been timely paid in full, each holder shall be entitled to the issuance of the shares of common stock should IGC enter into a Business Combination within twelve (12) months of the effective date of each of the respective Notes.  If the Business Combination is not approved by a majority of the IGC stockholders or otherwise not consummated, IGC will have no obligation to issue shares of its common stock to the holders of the Notes.

On December 24, 2007, IGC consummated the initial closing of the Bridge Offering in the aggregate principal amount of $5,300,000 (including $4,300,000 from our Founders as described in Note E) and on January 10, 2008 we consummated a subsequent closing the aggregate principal amount of $1,975,000.  If there is a successful Business Combination, the cost of the shares will be recorded as stock compensation expense at the time of the Business Combination based on the price of the company’s stock at the time of issuance of the Notes.  The stock compensation expense associated with the issuance of the shares will be approximately $3,267,000 and $1,209,000 for the issuance of the 550,000 and 204,953 shares respectively.

Stockholder Vote

The Company has called a Special Meeting of Stockholders for February 20, 2008 to consider and vote upon the Sricon and TBL Business Combinations described above. On February 8, 2008, the Company filed and began to mail its Definitive Proxy Statement on Schedule 14A containing detailed information concerning the proposed Business Combinations, as well as the other matters described therein.

NOTE I – VALUATION OF WARRANTS ISSUED TO OLIVEIRA CAPITAL, LLC

As previously disclosed, the Company sold a promissory note and 425,000 warrants to Oliveira Capital, LLC for $3,000,000. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the earlier of the completion of a Business Combination with a target business or the distribution of the Trust Fund and expiring five years from the date of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of issuance would approximately be $ 1,235,000 using an expected life of five years, volatility of 46% and a risk-free interest rate of 4.8%. This amount is accounted for as a discount of the notes payable to Oliveira Capital, LLC. The amortization of this amount for the nine months ended December 31, 2007 was $1,052,988.

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

NOTE J – SUBSEQUENT EVENTS

As discussed in Note H, on January 10, 2008 we consummated the second closing of the Bridge Offering in the aggregate principal amount of $1,975,500.

As disclosed on our Form 8-K dated January 8, 2008, we entered into a letter agreement with Odeon and TBL extending the deadline of the closing of the Odeon Acquisition from January 31, 2008 to April 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under our “Plan of Operation” and matters described in this report generally and under the heading “Risk Factors” included in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 8, 2008 (the “Proxy Statement”). In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.  These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

The information contained in this report identifies important factors that could adversely affect actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Description of Business

We were formed on April 29, 2005, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in an unspecified industry, with operations primarily in India. We intend to use cash derived from the proceeds of our initial public offering (the “Public Offering”), our capital stock, debt or a combination of cash, capital stock or debt, to effect a Business Combination.

For the three and nine months ended December 31, 2007, we had net loss of ($125,582) and ($78,251), respectively, derived primarily from  interest income related to cash held in our Trust Account (defined below), net of legal, interest expense, formation, travel, and other start-up and acquisition related costs. For the period from April 29, 2005 (inception) through December 31, 2007, we had net income of $995,906, derived primarily from interest income related to the cash held in our Trust Account, net of legal, interest expense, formation, travel, other  and start-up costs and compensation expense.

For the three and nine months ended December 31, 2006, we had net income of $344,036 and $1,191,191, respectively, derived primarily from interest income related to the cash held in our Trust Account, net of formation and other start-up costs.

Plan of Operation

As described in the Proxy Statement, we have identified the infrastructure sector including the road-building sector and the alternative energy sector as our initial target industry.  On February 8, 2008, we filed and began mailing the Proxy Statement seeking stockholder approval for the acquisitions of Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).

The net proceeds from the sale of the Units in our Public Offering, our private placement to officers and directors, loans from our Founders and the deferred offering costs were $63,845,850, after deducting offering expenses and underwriting discounts.  This amount is held in trust for the benefit of investors in our Public Offering (the “Trust Account”). Additionally, $1,769,400 of the proceeds attributable to the underwriters’ non-accountable expense allowance has been deposited in the Trust Account.

We do not believe we will need additional financing to supplement the proceeds of our Public Offering, our private placement to officers and directors and loans from our Founders in order to meet the expenditures required for operating our business, although, as discussed elsewhere in this Report, we have raised additional financing to provide bridge financings to our pending acquisitions prior to their consummation.  Interest earned on the Trust Account up to a maximum of $2,150,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses incurred by the Company prior to consummation of a Business Combination.  As of December 31, 2006, the maximum amount of $2,150,000 was transferred into our operating account.  We anticipate that the funds available to us outside of the Trust Account will be sufficient to sustain our business activities for approximately 24 months, assuming that a Business Combination is not consummated during that time.

To fund our purchase of a debenture in MBL, we entered into a note and warrant purchase agreement dated as of February 5, 2007 (the “MBL Warrant Agreement”) with Oliveira Capital, LLC (“Oliveira”) pursuant to which we sold Oliveira a Promissory Note (“Oliveira Note”) in the principal amount of $3,000,000 and a warrant (the “Oliveira Warrant”) to purchase up to 425,000 shares of our common stock (the “Warrant Shares”) at an initial exercise price of $5.00 per share. The Company has determined that the MBL transaction is no longer probable. The Oliveira Note bears interest at a rate of 8% per annum and was due and payable in full upon the earlier of February 5, 2008 and the date on which we consummate a Business Combination.  The Company and Oliveira are negotiating an extension to the repayment beyond February 5, 2008 due date. If the Company extends the loan for 90 days without renegotiating an extension we would be required tp issue an additional 425,000 warrants.  The Black Scholes valuation of the warrants was based on an annualized volatility of 42.8%, an annual interest rate of 3% and an expiration of 1,500 days would be $1,030,625.  We computed volatility for a period of 1,500 days. For approximately the first two years, we used the trading history of two representative companies that are listed on the Indian Stock exchange. For approximately two years, the trading history of the Company’s common stock was used.  The average volatility of the combined data extending just over four years was calculated as 42.8%.  Management believes that this volatility is a reasonable benchmark to use in estimating the value of the warrants.    The Oliveira Note is secured by the Debentures pursuant to a Pledge Agreement.  The Warrant is exercisable during the period commencing on the consummation of a Business Combination and ending on March 2, 2011.  The proceeds held in the Trust Account are invested in government securities (Treasury Bills and money market funds) until the earlier of (i) the consummation of our first business combination or (ii) the distribution of the trust account.  In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering (March 8, 2006), or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied (see “Plan of Operations - Timing of Business Combination” below), we will be forced to liquidate and the proceeds held in the trust account will be distributed to the Company’s public stockholders.  However, our founding stockholders (stockholders prior to our Public Offering) will not participate in any liquidation distribution with respect to any shares of our common stock acquired in connection with or following the Public Offering.  If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial Public Offering, our general and administrative expenses and the anticipated costs of seeking a Business Combination.  Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price.

Sources of target businesses

Since our Public Offering, we have been actively engaged in sourcing a suitable Business Combination candidate.  As described above, we have two pending transactions and we will seek to consummate these transactions in the coming months, subject to stockholder approval and other conditions. We have called a Special Meeting of Stockholders for February 20, 2008 for the purpose of approving these transactions, among other matters.

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

Other than the foregoing relationships (i.e.,ELP and SJS Associates), we have not and do not anticipate paying our officers, directors, founding stockholders or any entity with which they are affiliated, any finder’s fee, salary or similar compensation for services rendered to us prior to or in connection with the consummation of a Business Combination.

   Evaluation of target businesses

   As outlined in our Proxy Statement, in evaluating prospective target businesses, our management will likely consider, among other factors, the following:

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

Our management, including our President and Chief Executive Officer, Ram Mukunda, along with our Treasurer, John C. Selvaraj, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures were effective as of that date.

Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

As previously disclosed in the Company’s Form 8-K’s dated December 27, 2007 and January 8, 2008, the Company completed the private placement to accredited investors of secured promissory notes (the “Notes”) for an aggregate principal amount of $7,275,000 (the “Bridge Offering”). As part of the Bridge Offering, the Company also agreed to issue an aggregate of 754,953 shares of its common stock to the investors on a pro rata basis within ten business days following the consummation of a Business Combination that is approved by a majority of the Company’s stockholders. Reference is made to the aforementioned Form 8-Ks for further information regarding the Bridge Offering.

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

10.7
Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on December 19, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.1 thereto).

10.8
Amendment to the Share Subscription Agreement Dated September 16, 2007, entered into on December 21, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.2 thereto).

10.9
Note Purchase Agreement, effective as of December 24, 2007, by and among India Globalization Capital, Inc. and the persons named as Lenders therein (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.3 thereto).

10.9	Form of India Globalization Capital, Inc. Promissory Note (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.4 thereto).
10.10
Form of Registration Rights Agreement by and among India Globalization Capital, Inc. and the persons named as Investors therein (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.5 thereto).

10.11
Form of Pledge Agreement, effective as of December 24, 2007, by and among India Globalization Capital, Inc. and the persons  named as Secured Parties therein (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.6 thereto).

10.12
Form of Lock up Letter Agreement, dated December 24, 2007 by and between India Globalization Capital, Inc. and Dr. Ranga Krishna (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.7 thereto).

10.13	Form of Letter Agreement, dated December 24, 2007, with Dr. Ranga Krishna (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.8 thereto).
10.14	Form of Letter Agreement, dated December 24, 2007, with Oliveira Capital, LLC (incorporated by reference to the Company’s Form 8-K dated December 19, 2007, filed as Exhibit 10.9 thereto).
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate Pursuant to 18 U.S.C. § 1350.
32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

February 19, 2008	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer, President and Director (Principal Executive Officer)

February 19, 2008	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer
(Principal Financial and Accounting Officer)