Form 10KSB
period 2008-03-31
India Globalization Capital, Inc.
filed 2008-07-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _______________________

FORM 10-KSB

_______________________

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes            ☑ No

State issuer’s revenues for its most recent fiscal year. $2,188,018

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of June 2, 2008 was $ 32,839,278.87.  For purposes of the computation we consider all directors and holders of 10 percent or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of June 2, 2008 was 6,070,107 shares. The number of shares of Common Stock outstanding on June 2, 2008 was 8,570,107 shares.

Documents incorporated by reference: Definitive Proxy statement filed on February 8, 2008; Form 8-K filed on May 23, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I
Item 1.  Business

Background of India Globalization Capital, Inc. (IGC)

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, we completed an initial public offering.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL). The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.

Most of the shares of Sricon and TBL acquired by IGC were purchased directly from the companies. IGC purchased a portion of the shares from the existing owners of the companies.  The founders and management of Sricon own 37% of Sricon and the founders and management of TBL own 23% of TBL.

The acquisitions were accounted for under the purchase method of accounting.  Under this method of accounting, for accounting and financial purposes, IGC-M, Limited was treated as the acquiring entity and Sricon and TBL as the acquired entities.  The financial statements provided here and going forward are the consolidated statements of IGC, which include IGC-M, Sricon, TBL and their subsidiaries.  However, historical description of our business for periods and dates prior to March 7, 2008 include information on Sricon and TBL.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “we”, “our”, and “us” refer to India Globalization Capital, Inc, together with its wholly owned subsidiary IGC-M, and its direct and indirect subsidiaries (Sricon and TBL).

Our Securities

We have three securities listed on the American Stock Exchange: (1) common stock, $.0001 par value (ticker symbol: IGC), (2) redeemable warrants to purchase common stock (ticker symbol: IGC.WS) and (3) units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).  On March 8, 2006, we sold 11,304,500 units in our initial public offering.  These 11,304,500 units include 9,830,000 units sold to the public and the over-allotment option of 1,474,500 units exercised by the underwriters of the public offering. The units may be separated into common stock and warrants.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00.  The warrants expire on March 3, 2011, or earlier upon redemption.  The registration statement for initial public offering was declared effective on March 2, 2006.  The warrants are exercisable and may be exercised by contacting the Company or the transfer agent Continental Stock Transfer & Trust Company.  We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

On March 7, 2008, we bought and redeemed a total of 6,159,346 shares.  As a result, on June 2, 2008, we had 8,570,107 shares outstanding (including shares sold to our founders in a private placement prior to the public offering) and 24,874,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.

Overview

Sricon Infrastructure Private Limited (“Sricon”) was incorporated as a private limited company on March 3, 1997 in Nagpur, India.  Sricon is an engineering and construction company that is engaged in three business areas: 12) civil construction of highways and other heavy construction, 2) mining and quarrying and 3) the construction and maintenance of high temperature cement and steel plants.  Sricon has a pan-India focus and is accredited with ISO 9001:2000 certification and its present and past clients include various Indian government organizations.  Sricon employs approximately 250 skilled employees and over 800 unskilled labor contractors.  It currently has the capacity and prior experience to bid on contracts that are priced at a maximum of about $116 million. Sricon recently won, as disclosed in a press release, a contract to build 150 miles of rural roads including one major and 33 minor bridges.

Techni Bharathi Limited (“TBL”) was incorporated as a public (but not listed on the stock market) limited company on June 19, 1982 in Cochin, India.  TBL is an engineering and construction company engaged in the execution of civil construction and structural engineering projects.  TBL has a focus in the Indian states of Andhra Pradesh, Karnataka, Assam and Tamil Nadu. Its present and past clients include various Indian government organizations.

Core Business Areas

Our core business areas include the following:

Highway and heavy construction:

The Indian government has articulated a plan to build and modernize Indian infrastructure.  The government’s plan, which calls for spending over $475 billion over the next five years, includes the construction of rural roads, major highways and townships among other infrastructure.  We have approximately  $ 226 million worth of contracts in our order book including a $103 million contract to build 150 miles of rural roads including 33 bridges in the state of Madhya Pradesh, and contracts for the building of highways in Assam, Maharashtra and Madhya Pradesh totaling around $108 million.  In addition, we have smaller construction contracts amounting for  $15 million, including a construction contract in a township in Nagpur.

Mining and Quarrying

As Indian infrastructure modernizes, the demand for raw materials like stone aggregate, coal, ore and similar resources is projected to increase. In 2006, according to the Freedonia Group, India was the fourth largest stone aggregate market in the world with demand of up to 1.1 billion metric tons.  Sricon has five site licenses with two installed crushers and produces approximately 600,000 metric tons of aggregate annually.  The aggregate reserves in Sricon’s five quarries have a projected value of around $50 million.  India is the third largest producer of coal and fourth largest producer of ore.  Ten percent of the world’s coal reserves are in India.  We have a multiyear contract valued around $62 million for the removal of overburden  from open pit coal mines.  Overburden is the layers and rock covering the coal seam,  These types of excavation projects are necessary before mining can began.

Construction and maintenance of high temperature plants

Sricon has an expertise in the civil engineering, construction and maintenance of high temperature plants.   For example, we construct cement and steel plants.  This requires specialized skills to build and maintain the high temperature chimneys and kilns.  We have a multiyear contract valued around $60 million for civil engineering and maintenance of high temperature cement plants.

Customers

Over the past 10 years, Sricon has qualified in all states in India and has worked in several, including Maharashtra, Gujarat, Orissa and Madhya Pradesh.  The National Highway Authority of India (NHAI) awards interstate highway contracts on a national level, while intra-state contracts are awarded by state agencies. The National Thermal Power Corporation (NTPC) awards contacts for  civil work associated with power plants. The National Coal Limited (NCL) awards large mining contracts. Our customers include, or have included, NHAI, NTPC, and various state public works departments.  Sricon is registered across India and is qualified to bid on contracts anywhere in India.

Contract bidding process

In order to create transparency, the Indian government has centralized the contract awarding process  for  building  inter-state roads.  The new process is as follows: At the “federal” level, as an example, NHAI publishes a Statement of Work for an interstate highway construction project.  The Statement of Work has a detailed description of the work to be performed as well as the completion time frame. The bidder prepares two proposals in response to the Statement of Work. The first proposal demonstrates technical capabilities, prior work experience, specialized machinery, and manpower required, and other criteria required to complete the project. The second proposal includes a financial bid.  NHAI evaluates the technical bids and short lists technically qualified companies. Next, the short list of technically qualified companies are  invited to place a detailed financial bid and show adequate financial strength in terms of  revenue, net worth, credit lines,  and balance sheets. Typically, the lowest bid wins the contract. Also, contract bidders must demonstrate an adequate level of capital reserves such as the following:  1) An earnest money deposit  between 2% to 10% of  project costs, 2) performance guarantee of between 5% and 10%, 3) adequate working capital and 4) additional capital for plant and machinery.   Bidding qualifications for  larger NHAI projects are set by NHAI which are imposed on each contractor.  As the contractor executes larger highway projects, the ceiling is increased by NHAI.   For example, Sricon’s ceiling on highway construction projects is around $116 million for each contract.

Our Growth Strategy and Business Model

Our business model is simple.  We bid on construction, mining and or maintenance contracts.   Successful bids increase our backlog of orders, which favorably impacts our revenues and margins.   The contracting process typically takes approximately  six months. Over the years, we have been successful in winning  one out of every seven bids on average.  We currently have three bid teams.   Historically, we  bid on multi-year contracts up to $70 million, but more recently, we began bidding on contracts up to $110 million.  Our growth strategy is six pronged: 1) increase the backlog of orders in the three areas of business to over $500 million, 2) recruit executives, business managers, and specifically three leads for the three lines of business, 3) recruit world class technical partners from the United States for each of our business lines, 4) eliminate or hedge risks associated with the volatility of commodity prices by, for example, ownership of aggregate quarries, mines, control over suppliers, or pass through contracts, 5) adapt a strategic and quantitative approach to building the business rather than one that is generic and short-sighted,  and  6) install systems better enabling corporate governance, USGAAP reporting and contract monitoring.

Indian companies have historically reported in Indian GAAP.  However we have increased the number of USGAAP accountants  and continue to strengthen  USGAAP reporting capability within our companies.  Currently, we have chief financial officers located in India at of Sricon and TBL.  In addition, we have a Chief Accounting Officer in the US.  Also, we have augmented the in-house teams with a Delhi based consulting firm that specializes in both USGAAP and Sarbanes-Oxley (SOX) compliance.  Adapting best practices for reporting, governance, and monitoring is of immediate strategic value as it leads to a quantitative approach and, therefore, part of our growth strategy and business model.

Competition

We operate in an industry that is fairly competitive.  However, there is a large gap in the supply of well qualified and financed contractors and the demand for contractors.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts less than $20 million. The recent capital markets crisis has made it more difficult for smaller companies to maturate into mid-sized companies, as their access to capital has been restrained. Therefore, we have  positioned ourselves in the $50 million to $125 million contract range , above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche.

Seasonality

The construction industry typically experiences recurring and natural seasonal patterns throughout India..  The North East Monsoons, historically, arrive on June 1, followed by the South West Monsoons, which usually lasts intermittently until September.  Historically, the second fiscal quarter ending in September is slower than other quarters because of these natural phenomena’s.  Some projects, such as engineering or maintenance of high temperature plants is less susceptible to seasonal changes. This reduced paced period historically been used to bid and win contracts. The contract bidding activity is typically very high during the monsoon season in preparation for work activity when the rains abate.

Employees and Consultants

As of March 31, 2008, we employed a work force of approximately 1,200 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills.. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate. With a projected macro increase in construction activity, we anticipate a shortage of skilled labor.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs,  improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. While we have not done so yet, we are exploring adopting best practices for creating and providing vastly improved labor camps for our labor force.  We are hoping that our efforts will make our companies “employers of choice” and best of breed.  Our Chief Executive Officer is Ram Mukunda and our Chairman is Ranga Krishna.  Our Managing Director for Sricon is Ravindra Lal Srivastava and our Managing Director for TBL is Jortin Antony.   Our Treasurer and Principal Accounting officer is John Selvaraj.  Our Chief Financial Officer for Sricon is Abhay Wakhare and our Chief Financial Officer for TBL is Santhosh Kumar.  We also utilize the services of several consultants who provide USGAAP systems expertise and SOX expertise among others.

Environmental Regulations

India has very strict environmental, occupational, health and safety regulations.  In most instances, the contracting agency regulates and enforces all regulatory requirements.   We internally monitor and manage regulatory issues on a continuous basis, and we believe that we are in compliance in all material respects with the regulatory requirements of the jurisdictions in which we operate. Furthermore, we do not believe that compliance will have a material adverse effect on our business activities.

Information and timely reporting

Our operations are located in India where the accepted accounting standards is Indian GAAP, which in many cases, is  not congruent  to USGAAP.  Indian accounting standards are evolving towards adopting IFRS (International Financial Reporting Standards).  Currently, we file financial statements in (1) India using IGAAP, (2) in Mauritius under IFRS (International Financial Reporting Standards), and (3) with the SEC, filing quarterly 10-Q’s and annual 10-k’s complying with USGAAP.   We annually conduct IGAAP and PCAOB (USGAAP) audits for each company.  We acknowledge that this process is at times cumbersome and places restraints on our existing staff. Therefore, we are in the process of improving our closing process and align our accounting operations more with U.S. reporting requirements. This will enable timely completion of audits and SEC filings. We will make available on our website, www.indiaglobalcap.com, our annual reports, quarterly reports, proxy statements as well as up to- date investor presentations.  Our SEC filings are also available at www.sec.gov.

Item 1A.  Risk Factors

THE  FOLLOWING  RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY,  ITS BUSINESS, CONDITION AND PROSPECTS (FINANCIAL AND OTHERWISE). THESE RISK FACTORS ARE NOT NECESSARILY EXHAUSTIVE AND ADDITIONAL RISK FACTORS, IF ANY, MAY  BE MATERIAL OR HAVE SIGNIFICANCE TO AN INDIVIDUAL INVESTOR. MANY INVESTMENT OPPORTUNITIES  INVOLVE  RISK  FACTORS OR A RISK OF LOSS AND THE EXISTENCE OF THE NORMAL AND CERTAIN EXTRAORDINARY  RISKS.

Any downgrading of India’s debt rating by an international rating agency, or an increase in interest rates in India, could have a negative impact on our ability to borrow in India.

As we scale our operations we may increase the amount of money we borrow for working capital and leasing of equipment Any adverse revisions to India’s credit ratings for domestic and international debt by international rating agencies as well as an increase in Indian interest rates may adversely impact our ability to finance growth through debt and could lead to a tightening of our margins, adversely effecting our operating income.

A change in government policy, a down turn in the Indian economy or a natural disaster could adversely affect our business, financial condition, results of operations and future prospects.

Sricon and TBL are dependent on the government of India as well as the state governments for contracts.  Their operations and financial results may be affected by changes in the government’s policy towards building infrastructure.  In addition, a slow down in the Indian economy or its growth rate, social unrest, natural disasters, or a change in government could cause the government to slow down the pace of infrastructure building which could adversely affect our future performance.  We foresee no immediate changes to government policy or market conditions that would adversely affect our ability to conduct business.

Political, economic, social and other factors in India may adversely affect business.

Our ability to grow our business may be adversely affected by political, economic, social and religious factors, changes in Indian law or regulations and the status of India’s relations with other countries. In addition, the economy of India may differ favorably or unfavorably from the U.S. economy in such respects as the rate of growth of gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. According to the World Factbook published by the United States Central Intelligence Agency, the Indian government has exercised and continues to exercise significant influence over many aspects of the economy, and privatization of government-owned industries proceeds at a slow pace. Accordingly, Indian government actions in the future could have a significant effect on the Indian economy, which could have a material adverse affect on our ability to achieve our business objective.

Since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. A significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of, and the relaxation of restrictions in, the private sector. These policies have been coupled with the express intention to redirect the government’s central planning function away from the allocation of resources and toward the issuance of indicative guidelines. While the government’s policies have resulted in improved economic performance, there can be no assurance that the economic improvement will be sustained. Moreover, there can be no assurance that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect the general business and economic conditions in India, which could in turn adversely affect our business.

Terrorist attacks and other acts of violence or war involving India and other countries could adversely affect the financial markets and our business.

Terrorist attacks and other acts of violence could have the direct effect of destroying our plant and property causing a loss and interruption of business.  According to the World Factbook, religious and border disputes persist in India and remain pressing problems. For example, India has from time to time experienced civil unrest and hostilities with neighboring countries such as Pakistan. The longstanding dispute with Pakistan over the border Indian state of Jammu and Kashmir, a majority of whose population is Muslim, remains unresolved. If the Indian government is unable to control the violence and disruption associated with these tensions, the results could destabilize the economy and, consequently, adversely affect our business.

Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, Iraq and other Asian countries. These events could adversely influence the Indian economy and, as a result, negatively affect our business.

While we will have insurance to cover these risks there can be no guarantee that we will be able to collect in a timely manner.  Terrorist attacks, insurgencies or the threat of violence could slow down road building activity adversely affecting our road building business.

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Our investments in India will incur tax risk unique to investment in India and in developing economies in general. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Indian income tax.  Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns.

We intend to avail ourselves of income tax treaties with India and minimize any Indian withholding tax or local taxes.  However, there is no assurance that the Indian tax authorities will always recognize such treaties and its applications. We have also created a foreign subsidiary in Mauritius, in order to limit the potential tax exposure.

The cost of obtaining bank financing may reduce TBL’s income.

TBL has restructured some of its bank debt and may, in the future, face higher interest rates or will require higher collateral with the banks.  This increases the cost of money for TBL and could decrease its margins.   IGC expects to provide collateral support for two to three years, by which time we expect the credit worthiness of TBL to increase to adequate levels. However, there can be no assurance that TBL will not have to pay higher interest rates in the future, which could reduce its net income.

Availability of  raw materials at competitive prices.

Construction contracts are primarily dependent on adequate and timely supply of raw materials, such as cement, steel and aggregates, at competitive prices. As the demand from competing larger and well-established firms increases for procuring raw materials, we could face an increase in the price of raw materials that may negatively impact profitability.

Our business is dependent on contracts awarded by the Government and its agencies.

The businesses of Sricon and TBL are dependent on central and state budget allocations to the infrastructure sector. Sricon and TBL derive the bulk of their revenue from contracts awarded by the central and state governments of India and their agencies. If there are delays in the payment of invoices by the government, our working capital requirements could increase. The BOT industry is highly competitive, and Sricon and TBL may be outbid for government contracts. In addition, to the extent that Sricon and TBL fail to perform in accordance with the criteria of existing contracts, the governments may be more inclined to seek alternative sources of BOT services.

Leveled penalties for time overruns may adversely effect our economic performance.

Sricon and TBL execute construction contracts primarily in the roads and infrastructure development sectors. Sricon and TBL typically enter into high value contracts for these activities, which impose penalties if contracts are not executed in a timely manner.  If Sricon and TBL are unable to meet the performance criteria as prescribed by respective contracts, then levied penalties may adversely affect our financial performance.

Our business is dependent on continuing relationships with clients and strategic partners.

Our business is dependent on developing and maintaining strategic alliances with contractors that undertake turnkey contracts for infrastructure development projects as well as government organizations.  The business and our results could be adversely affected if we are unable to maintain continuing relationships and pre-qualified status with key clients and strategic partners.

Our business model relies heavily on our management team and any unexpected loss of key officers may adversely affectour operations

The continued success of our business is largely dependent on the continued services of key employees in IGC, Sricon, and TBL.  The loss of the services of certain key personnel, without adequate replacement, could have an adverse effect on our performance. Our senior management as well as the senior management of our subsidiaries have played a significant role in developing and executing the overall business plan, maintaining client relationships, proprietary processes and technology.  While no one  is irreplaceable, the loss of the services of any would be disruptive to our business.  In order to mitigate this risk factor we are recruiting professional managers and expanding the executive ranks as well as pursuing succession-planning initiatives, but there can be no guarantees that these mitigation efforts will be successful.

Quarterly financial results will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

•
Fluctuations in revenue due to seasonality:  For example, during the monsoon season, the heavy rains slow down road building and construction work.  This results in uneven revenue and operating results through the quarters.  In general the months  between June and September are the rainy seasons and these tend to be slower quarters than the others.

•
Our revenue recognition policy records contract revenue for those stages of a project that we complete, after we receive certification from the client that such stage has been successfully completed.  Since revenue is not recognized until we receive a certification from our clients, revenue recognition can be uneven.

Our subsidiaries may become involved in litigation in the future.

Our subsidiaries are fairly large companies and may have to initiate actions in the Indian Courts to enforce their rights and may also be drawn into legal litigation.  The expenses of litigation and any judgments against us could have a material adverse effect on us.

We face competition in the Indian infrastructure industry.

The Indian real estate and infrastructure industries are increasingly attracting foreign capital.  We currently have competition from international as well as domestic companies that operate at the national level.  Smaller localized contractors and companies are also competing in their respective regions.  If we are unable to offer competitive prices and obtain contracts, there could be a significant reduction in our revenue.

Our operations are sensitive to weather conditions.

Our business activities in India could be materially and adversely affected by severe weather conditions. Severe weather conditions may require Sricon and TBL to evacuate personnel or curtail services and may result in damage to a portion of Sricon and TBL’s fleet of equipment or to our facilities, resulting in the suspension of operations, and may further prevent Sricon and TBL from delivering materials to project sites in accordance with contract schedules or generally reduce our productivity.  Difficult working conditions and extremely high temperatures also adversely affect the operations of Sricon and TBL during summer months and during monsoon season, which restrict our ability to carry on construction activities and fully utilize our resources.

The revenue recorded in the first half of our fiscal year between June through September is traditionally lower than revenue recorded during the second half of our fiscal year due to the weather conditions.  During periods of curtailed activity due to adverse weather conditions, Sricon and TBL may continue to incur operating expenses, reducing profitability.

We incur costs as a result of operating as a public company. Our management is required to devote substantial time to new compliance initiatives.  Because we report in India in IGAAP and in the US in USGAAP, we may experience untimely close of our books and records and delays in the preparation of financial statements and related disclosures.

Prior to our acquisitions, both Sricon and TBL operated as private companies.  As part of a public company with substantial operations, we are experiencing an increase in legal, accounting and other expenses.  In addition the Sarbanes-Oxley Act of 2002 (the “SOX” act), as well as new rules subsequently implemented by the SEC and the American Stock Exchange, have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  We have not evaluated or tested internal controls over financial reporting at Sricon and TBL.  We expect to carry out the evaluations and take install systems and processes as required. However, we cannot be certain as to the timing of completion of the evaluation testing and remediation actions or the impact of the same on our operations.

The audit report provided by Yoganandh and Ram (Y&R) will require a review by a US firm.

The SEC requires that the 2008 audits of Sricon and TBL, conducted by Y&R, be reviewed by another PCAOB registered firm.  If the review identifies changes to the audit, we will be required to amend our annual report as filed on Form 10-K.  This is expected to increase our legal, accounting and other expenses.   Ideally, the annual report as filed on Form 10-K would have been filed after the review.  However, we would not have been able to file on time.  We have therefore moved our annual meeting of the shareholders to September in order to give ourselves enough time to have the annual report reviewed.

The Company is still in the process of making significant compensation decisions.

The compensation committee is still in the process of making decisions on compensation.  In the event the compensation committee awards cash, stock or options to key employees and directors, it will impact our earnings.

The Company has warrants outstanding, which could dilute the number of shares outstanding.

At the time the warrants are exercised, the company will get the exercise price, unless the exercise is cashless.   In either case, such an exercise will also increase the number of shares outstanding.  This may adversely affect the share price as the supply of shares eligible for sale in the public market will increase.  The increased number of shares offered for sale in the public market may exceed the public demand to buy shares at a given market price resulting in the market price adjusting downward to equalize supply and demand.

Item 1B.  Unresolved Staff Comments

On May 19, 2008 we received a letter from the SEC in response to our filing of a Form 8-K on May 8, 2008 stating that the audit firm of Yoganandh and Ram (Y&R) which has audited the financial statements contained in this Form 10-K is not recognized by the staff of the SEC.  The SEC informed us that foreign auditors that wish to practice before the SEC are expected to demonstrate their knowledge and experience in applying U.S. GAAP, PCAOB standards, SEC financial reporting rules and SEC requirements prior to inclusion of their audit reports in SEC filings.

The firm of Y&R is registered with the PCAOB and we are working with Y&R and the SEC to ensure that requirements of the SEC are fulfilled. We expect that the audits of Sricon, TBL and the annual report of IGC performed by Y&R will be reviewed by another PCAOB registered audit firm experienced with SEC filings and recognized by the SEC.  If the review process results in adjustments to the financial statements, we will file an amendment to this Form 10-K. Waiting for the review in order to file this Form 10-K would have resulted in an inordinate delay in filing.

Item 2.	Property

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814.  Sricon’s headquarters are located at Pragati Layout, Rajeev Nagar, Nagpur 440025, India.  TBL’s headquarters are located at 34/136 A Edappally Bypass Road, Cochin 682024, Kerala, India.  In addition, we have offices in Mauritius, Delhi, Bombay and Bangalore, India.  We have temporary facilities at each of our work centers in the states of Maharashtra, Madhya Pradesh, Karnataka, Andhra Pradesh and Assam.

The  Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in  persons  primarily  engaged  in  real  estate activities, as all of its land rights are  used  for  production  purposes.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On or about February 6, 2008, we distributed our Definitive Proxy Statement to each stockholder of record as of February 4, 2008, for our Special Meeting of Stockholders held on March 7, 2008 at 10:00 a.m. local time (the “Special Meeting”).  We subsequently mailed a supplement to our Definitive Proxy Statement to our stockholders of record.  At the Special Meeting, the stockholders were asked to consider two proposals.

The first proposal involved the vote on the acquisition of majority interests in Sricon and TBL by the Company. The voting results were:

For:	11,097,953
Against:	2,064,105
Abstain:	3,404
Broker Non-Votes:	0

In addition, holders of  1,910,469 shares of our common stock elected to redeem their shares for a pro-rata portion of the trust account.

The second proposal involved the adoption of IGC’s 2008 Omnibus Incentive Plan, which provides for the grant of up to 300,000 shares (subject to adjustment as provided by the Plan) of IGC’s common stock or cash equivalents to directors, officers, employees and/or consultants of IGC and its subsidiaries. The voting results were:

For:	11,677,732
Against:	1,342,482
Abstain:	5,004
Broker Non-Votes:	0

In addition, at the meeting, Sudhakar Shenoy and Suhail Nathani were elected to our board of directors to hold office as Class A directors for a period to expire at the fourth annual meeting of stockholders. The voting results with respect to Mr. Shenoy were:

For:	11,938,017
Withhold:	1,227,445
Broker Non-Votes:	0

The voting results with respect to Mr. Nathani were:

For:	11,884,517
Withhold:	1,320,945
Broker Non-Votes:	0

 Our remaining directors, Dr. Ranga Krishna, Ram Mukunda and Richard Prins, were not up for election at the meeting, and their terms as directors continued subsequent to the meeting.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company commenced its initial public offering on March 8, 2006. In the initial public offering, the Company offered  units for purchase. A unit in the Company is comprised of one share of common stock of the Company and two warrants to purchase one share of common stock. On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock which permitted separate trading of the common stock and warrants. The common stock, units and warrants trade on the American Stock Exchange under the symbols “IGC,” “IGC.U,” and “IGC.WS,” respectively. The following table sets forth the high and low sales prices of the units for the fiscal year, as reported on the American Stock Exchange.

The following table shows, for the last eight fiscal quarters, the high and low closing prices per share of the Common Stock, Warrants and Units as quoted on the American Stock Exchange:

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
June 30, 2006	$5.65	$5.35	$0.84	$0.46	$7.49	$6.35
September 30, 2006	$5.54	$5.32	$0.53	$0.32	$6.60	$6.00
December 31, 2006	$5.86	$5.43	$0.87	$0.39	$7.74	$6.22
March 31, 2007	$5.86	$5.56	$0.99	$0.64	$7.79	$6.85
June 30, 2007	$5.77	$5.57	$0.79	$0.59	$7.32	$6.85
September 30, 2007	$5.85	$5.64	$0.63	$0.36	$7.10	$6.40
December 31, 2007	$5.94	$5.69	$0.59	$0.34	$6.90	$6.35
March 31, 2008	$5.90	$3.60	$0.73	$0.25	$7.45	$4.15

Holders

As of March 31, 2008, there were approximately 187 unit holders of record, 1,009 stockholders and 1,076 holders of warrants. The last sale price as reported by the American Stock Exchange on March 31, 2008, was $5.28 for units, $ 4.31 for shares and $ 0.62 for warrants. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

As previously disclosed in the Company’s Form 8-K’s dated December 27, 2007 and January 8, 2008, the Company completed the private placement to accredited investors of secured promissory notes (the “Notes”) for an aggregate principal amount of $7,275,000 (the “Bridge Offering”). As part of the Bridge Offering, the Company also agreed to issue an aggregate of 754,953 shares of its common stock to the investors on a pro rata basis within ten business days following the consummation of a Business Combination that is approved by a majority of the Company’s stockholders.  On March 7, 2008 we consummated a Business Combination that was approved by a majority of the Company’s stockholders and the investors in the Bridge Offering became eligible to receive the shares.  The Company issued 754,953 shares to the Bridge Investors.  The Company agreed to allow the Investors to register the resale of the shares as part of a subsequent registration statement relating to securities of the Company, subject to certain specified exceptions.

On March 7, 2008 Messrs. Mukunda and Krishna entered into an agreement with third parties to transfer on September 8, 2008 pursuant to the terms of certain Share Redistribution Agreements an aggregate of 1,368,031 shares of the Company’s common stock.  Specifically, Mr. Mukunda agreed to transfer 1,131,581 shares and Dr. Krishna agreed to transfer 236,450 shares.   The purpose of the agreements were to induce such third parties to acquire shares of the Company's common stock and to cause such shares to be voted in favor of the Company’s acquisition.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2008, the Company made the following purchases of its equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2008-January 31, 2008)	0		N/A	N/A	N/A
Month #2 (February 1, 2008-February 29, 2008)	0		N/A	N/A	N/A
Month #3 (March 1, 2008-March 31, 2008)	6,159,356	*	$5.94	6,159,356	0
Total	6,159,356	*	$5.94	6,159,356	0

*The total shares repurchased include 1,910,469 shares  purchased at a price of $5.94 per share from stockholders who voted against the Acquisitions and exercised their rights to convert their shares into a pro rata portion of the funds maintained by the Company in trust and 4,248,877 shares purchased at a price of  $5.94 from stockholders, at , who expressed a desire to sell their shares to the Company in individually negotiated transactions.

**In a supplement to the Company’s proxy statement filed with the SEC on March 4, 2008, the Company indicated its intent to purchase shares from up to 10 stockholders in privately negotiated transactions in exchange for such stockholders agreeing to vote in favor of, or to change their vote to vote in favor of, the proposals presented at the Company’s stockholders meeting or granting the Company a proxy to vote their shares in the Company’s discretion. The Company did not set out an express limit on the number of shares to be repurchased but indicated that it expected the repurchases to be funded by loans for approximately $23,000,000.  The Company concluded the repurchases upon the consummation of the Acquisitions.

Dividends

IGC has not paid any cash dividends on its common stock to date.  It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations, and consequently, the board does not anticipate declaring any dividends in the foreseeable future.  The payment of any dividends will be with the discretion of the board of directors and will be contingent upon our financial condition, results of operations, capital requirements and other factors our board deems relevant.

Item 6. Selected Financial Data

All three companies IGC, Sricon and TBL, have fiscal years that end at March 31.

IGC’s historical information is derived from its audited financial statements  for the period from its inception (April 29, 2005) to March 31, 2006, for the fiscal year ended March 31, 2007 and March 31, 2008. The information is only a summary and should be read in conjunction with each of IGC’s, Sricon’s and TBL’s historical financial statements and related notes and IGC’s, Sricon’s and TBL’s respective Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The historical results included below and elsewhere herein are not indicative of the future financial performance of IGC, Sricon and TBL.

India Globalization Capital, Inc.
(Amounts in Thousands Except Per Share Data)

Selected Statement of Operations Data:	April 29, 2005 To March 31, 2006	Year Ended March 31, 2007	Year Ended March 31, 2008
Revenue			2,188,018
Other Income-Interest, net	$210,584	3,171,818	471,698
Net Income (loss)	(443,840)	1,517,997	(5,224,834)
Per Share Data
Earnings per share – basic	$(0.14)	$0.11	$(0.61)
Earnings per share - diluted			$(0.61)
Weighted Average Shares
Basic	3,191,000	13,974,500	8,570,107
Diluted			8,570,107

India Globalization Capital, Inc.
Selected Summary Balance Sheet Data

	March 31, 2007	March 31, 2008
ASSETS
Investments held in trust fund	$66,104,275	$-
LIABILITIES
Common stock subject to possible conversion	12,762,785	-
Total stockholders’ equity	$52,923,699	$67,626,973

he following table sets forth certain selected financial data of Sricon.  The selected financial data presented below was derived from Sricon’s audited consolidated financial statements for the period April 1, 2007 through March 7, 2008 and for the three year period ended March 31, 2007, and from Sricon’s unaudited consolidated financial statements for the year ended March 31, 2004. The information is only a summary and should be read in conjunction with each of IGC’s, Sricon’s and TBL’s historical financial statements and related notes and IGC’s, Sricon’s and TBL’s respective Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The historical results included below and elsewhere herein are not indicative of the future financial performance of IGC, Sricon and TBL.

Sricon Infrastructure

Amounts in Thousands Except Per Share Data	Unaudited Year Ended March 31, 2004	Year Ended March 31, 2005	Year Ended March 31, 2006	Year Ended March 31, 2007	April 1, 2007 to March 7, 2008
Revenue	$15,298	11,477	11,011	10,604	22,614
Income Before Tax	646	907	668	778	3,144
Income Taxes	(199)	(363)	(186)	(368)	(768)
Net Income (loss)	446	544	482	410	2,376
Per Share Data
Earnings per share - basic	$0.11	0.19	0.16	0.14	0.81
Earnings per share - diluted					0.78
Weighted Average Shares
Basic	183,259	2,932,159	2,932,159	2,932,159	2,932,159
Diluted					3,058,881

Sricon Infrastructure Private Limited
Selected Summary Balance Sheet Data

	Unaudited
(Amounts in Thousand US Dollars)	March 31, 2004	March 31, 2005	March 31, 2006	March 31, 2007	March 07, 2008
ASSETS
Accounts receivables	$2,223	$2,128	$2,083	$2,751	$7,764
Unbilled receivables	984	974	2,980	2,866	4,527
Inventories	71	154	248	71	447
Property and equipment, net	3,098	3,424	4,347	4,903	5,327
BOT Project under progress	0	0	1,584	3,080	3,485
LIABILITIES
Short-term borrowings and current portion of long-term debt	359	5,103	3,868	3,646	5,732
Due to related parties	1,553	1,724	1,604	2,264	1,322
Long-term debt, net of current portion	1,089	1,278	1,855	2,182	1,264
Other liabilities	1,267	1,307	697	1,913	1,519
Total stockholders’ equity	$2,822	$2,760	$3,740	$4,289	$9,673

The following table sets forth certain selected financial data of TBL.  The selected financial data presented below was derived from TBL’s audited consolidated financial statements for the period April 1, 2007 through March 7, 2008 and for the three year period ended March 31, 2007, and from Sricon’s unaudited consolidated financial statements for the year ended March 31, 2004.  The information is only a summary and should be read in conjunction with each of IGC’s, Sricon’s and TBL’s historical financial statements and related notes and IGC’s, Sricon’s and TBL’s respective Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The historical results included below and elsewhere herein are not indicative of the future financial performance of IGC, Sricon and TBL.

 Techni Bharathi Limited
Selected Summary Statement of Income Data

(Amounts in Thousand US Dollars, except share data and as stated otherwise)	Unaudited March 31, 2004	March 31, 2005	March 31, 2006	March 31, 2007	April 1 2007 to March 7, 2008
Revenue	$8,773	$8,954	$2,285	$4,318	$5,321
Income (loss) before income taxes	(2,609)	(3,823)	(2,369)	401	2,245
Income taxes	(63)	515	62	135	(86)
Net (loss)/income	(2,672)	(3,308)	(2,307)	536	1,988
Earnings (loss) per share
Basic	$(0.62)	$(0.77)	$(0.54)	$0.13	$0.46
Diluted	$(0.62)	$(0.77)	$(0.54)	$0.13	$0.22
Weighted average number of shares outstanding
Basic	4,287,500	4,287,500	4,287,500	4,287,500	4,287,500
Diluted	4,287,500	4,287,500	4,287,500	4,287,500	9,089,928

Techni Bharathi Limited
Selected Summary Balance Sheet Data

	Unaudited
(Amounts in Thousand US Dollars)	March 31, 2004	March 31, 2005	March 31, 2006	March 31, 2007	March 7, 2008
ASSETS
Cash and cash equivalents	$107	$83	$69	$1,208	$736
Inventories	4,922	4,459	4,182	1,284	1,428
Prepaid and other assets	2,070	1,765	1,275	1,231	271
Property, plant and equipment (net)	3,985	3,463	2,417	2,265	1,979
LIABILITIES
Short term borrowings and current portion of long-term loan	6,614	6,291	8,125	6,079	2,437
Trade payable	2,738	3,341	987	1,502	2,222
Long term debts, net of current portion	2,892	3,897	3,656	2,333	-
Advance from customers	2,755	3,057	2,997	1,877	824
Total Stockholders' equity	$320	$(3,032)	$(5,438))	$(4,895)	$(397)

Item 7.   Management's Discussion and Analysis

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

Background

 IGC, a Maryland corporation was organized on April 29, 2005 as a blank check company for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, we completed an initial public offering.  On February 19. 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated an agreement to acquire 63% of Sricon Infrastructure Private Limited (Sricon) and 77% of Techni Bharathi Limited (TBL). The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.

Most of the shares of Sricon and TBL acquired by IGC were purchased directly from the companies. IGC purchased a portion of the shares from the existing owners of the companies.  The founders and management of Sricon own 37% of Sricon and the founders and management of TBL own 23% of TBL.

The acquisitions were accounted for under the purchase method of accounting.  Under this method of accounting, for accounting and financial purposes, IGC-M, Limited, was treated as the acquiring entity and Sricon and TBL as the acquired entities.  The financial statements provided here and going forward are the consolidated statements of IGC, which include IGC-M, Sricon, TBL and their subsidiaries.  However, historical descriptions of our business for periods and dates prior to March 7, 2008 include information on Sricon and TBL.

Sricon was incorporated in 1997 with the Registrar of Companies, Maharashtra in the name of “Srivastava Construction Private Limited.”  Sricon is located in Nagpur, India. TBL was incorporated in 1982.

Until the formation of Sricon, the infrastructure construction work was carried out in Vijay Engineering Enterprises (partnership concern) (“VEE”).  Sricon was incorporated with an objective to execute large scale infrastructure projects in sectors such as Highways, Water Management System, Power and Cement Plants, etc. In an effort to consolidate all infrastructure activities under one company to garner better synergy, business profile, as well as improve cost management, VEE was merged with Sricon effective March 31, 2004.

Company Overview

We are an engineering and construction company engaged in three core business areas: 1) civil construction of highways and other heavy construction, 2) mining and quarrying and 3) the construction and maintenance of high temperature cement and steel plants.  Through our subsidiaries, we have a pan-India focus and Sricon is accredited with ISO 9001:2000 certification.  Our present and past clients include various Indian government organizations.   Including our subsidiaries, we have approximately 300 skilled employees and over 800 unskilled labor contractors.  Our larger subsidiary, Sricon, has the capacity and prior experience to bid on contracts priced at a maximum of about $116 million.  Our subsidiaries have recently won several new construction contracts including, as disclosed in a press release, a contract to build 150 miles of rural roads including one major and 33 minor bridges.  Also, we  recently won five licenses for  quarrying  rock aggregate which is a raw material used in heavy construction as well as road building.  We estimate that there is around $50 Million of rock aggregate in the five quarries.  We expect to mine this over the next three to five years.

Through our subsidiaries, we have over $349 million of backlog of orders in the three core areas of business.  We expect to execute these contracts over the next 30 months.   The increases in labor and commodity prices poses a margin risk, which we are diligently mitigating through the following steps: 1) ensuring that contracts have an escalation clause, which allows us to pass on increases in commodity prices to the contracting agency, 2) shore up reserves of raw materials. For, for example, we use rock aggregate in all our construction and having an adequate supply of rock aggregate mitigates the risk of unforeseen prices increases, 3) adapting best practices to recruit and retain skilled and unskilled labor.

The Indian government has articulated plans to modernize the Indian Infrastructure.  It expects to spend over $475 billion in this effort. We believe that these initiatives will continue to be favorable to our business model.  Our model is quite simple: we bid on construction, mining and engineering contracts; the contracts we win increase our backlog of orders, which translates into greater revenues and earnings.  There is seasonality in our business as outdoor construction activity slows down during the Indian monsoons.  The rains typically last intermittently from June through September.

Industry Overview

The Indian economy reached a significant milestone when rapidly growing GDP surpassed the $1 Trillion mark in fiscal 2007.  According to the World Bank, only nine economies at the close of 2005 generated more than $1 Trillion in GDP.  In general, India’s growth rates have held steady for the past few years ranging from 6.2% to 8.5% since 2003 and peaked at 9.2% last fiscal year ending March 31, 2007.  The Indian stock markets experienced significant growth with the SENSEX peaking at 21, 000 (January 8, 2008) during fiscal year March 31, 2008. However, due to speculative inflationary expectations, the markets have retreated to early 2007 levels.

India’s GDP growth for fiscal year end March 31, 2008 was 9%, a slight drop compared to 9.2% in the previous 12-month period, but the third year in a row where it has finished at 9% or above.  The factors contributing to maintaining this high growth included stellar performances in the agriculture and service industries, favorable demographic dynamics (India has a large youth population that exceeds 550 Million), the savings rate and spending habits of the Indian middle class.  Other factors are attributed to changing investment patterns, increasing consumerism, healthy business confidence, inflows of foreign investment (India ranks #2 behind China in the A.T. Kearney “FDI Confidence Index” for 2007) and improvements in the Indian banking system.  Meanwhile, several economic think tanks are forecasting a slight downward trend in India’s GDP growth rate during the current fiscal year to approximately 8.5%, which still ranks India among the top 9 global performers. Planning Commission Deputy Chairman was more optimistic addressing reporters in New Delhi on June 24, 2008 stating that India can maintain a rate of 9% growth despite challenges such as rising oil prices.

To sustain India’s fast growing economy, the share of infrastructure investment in India is expected to increase  to 9 per cent of GDP, which is an increase from 5 per cent in 2006-07.  This forecast is based on The Indian Planning Commission’s annual publication that for the Eleventh Plan period (2007-12), a large investment of approximately $494 Billion would be required for Infrastructure build and modernization.  This industry is the largest employer in the country – the construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be 16.98%.  The sector is riding on a high growth wave powered by the large expenditures committed to infrastructure programs – evidenced all over the country in the form of new highways, dams, power plants and pipelines. The sectors contributing to the high growth rates are power, transport, petroleum and urban infrastructure.

This ambitious infrastructure development mandate by the Indian Government will require huge funding.  The Government of India has already raised funds from multi-lateral agencies such as the World Bank and the Asian Development Bank.   The India Infrastructure Company was set up to back projects by guaranteeing up to  $2 Billion annually.  In addition, the Indian Government has identified public-private partnerships (PPP) as the cornerstone of its infrastructure development policy.  The government is also proactively seeking additional FDI and approval is not required for up to 100% of FDI in most infrastructure areas.  According to Indian Prime Minister Dr. Manmohan Singh, addressing the Finance Ministers of ASEAN countries, at the Indo ASEAN Summit at New Delhi, in August 2007, India needs  $150 billion at the rate of $15 billion per annum for the next 10 years.  Speaking to the media in November of 2007, Indian commerce minister Kamal Nath added:  "Our FDI policy is perhaps one of the most liberal in the world, India remains a favorite FDI destination despite what is going on in the stock market."

Previously, Minister Nath said the government had fixed an ambitious $30 billion FDI target for the country's 2007-08 financial year (April to March)  following total inflows in 2006-07 of $19.5 billion (or $16B excluding reinvested earnings) compared with $7.7 billion in 2005-06.  Actual FDI for 2007-08 surged past $25 Billion.  With the exception of Japan, the focus and expected growth of infrastructure in India has made it a leading FDI destination within Asia in terms of private equity.  Eight of the Lipper's world's top ten infrastructure funds in 2007 were Indian equity funds.  However, in comparison , China received $67 billion in FDI, while  India received only  $16B.  More than 50% of India’s FDI’s will be utilized for infrastructure, telecom, and power among others.

The Government of India is also permitting External Commercial Borrowings (ECB’s) as a source of financing Indian Companies looking to expand existing capacity as well as incubation for new startups.   ECB’s  include commercial bank loans, buyers' credit, suppliers' credit, securitized instruments such as Floating Rate Notes and Fixed Rate Bonds, credit from official export credit agencies, and commercial borrowings from private sector Multilateral Financial Institutions such as International Finance Corporation (Washington), ADB, AFIC, CDC, etc.  National credit policies seek to keep an annual cap or ceiling on access to ECB, consistent with prudent debt management.   Also, these policies seek to encourage greater emphasis on infrastructure projects  and core sectors such as power, oil exploration, telecom, railways, roads & bridges, , ports, industrial parks, urban infrastructure, and  fosters exporting. exporting..   Applicants will be free to raise ECB from any internationally recognized source such as banks, export credit agencies, suppliers of equipment, foreign collaborators, foreign equity-holders, and international capital markets.

ECB can be accessed in two methods, namely,  the Automatic Route and the Approval Route. The Automatic Route is primarily for investment  in Indian infrastructure, and will not require Reserve Bank of India (RBI)/Government approval. The maximum amount of ECB’s under the Automatic Route raised by an eligible borrower is limited to $500 million during any financial year. The following are additional requirements under the Automatic route:

a) ECB up to  $20 million or equivalent with minimum average maturity of 3 years.
b) ECB above  $20 million and up to $500 million or equivalent with minimum average maturity of 5 years.

Some of the areas where ECB’s are utilized is the National Highway Development Project and the National Maritime Development Program.  In addition, the following represent some of the major infrastructure projects planned for the next five years:

1.	Constructing dedicated freight corridors between Mumbai-Delhi and Ludhiana-Kolkata.

2.	Capacity addition of 485 million MT in Major Ports, 345 million MT in Minor Ports.

3.	Modernization and redevelopment of 21 railway stations.

4.	Developing 16 million hectares through major, medium and minor irrigation works.

5.	Modernization and redevelopment of 4 metro and 35 non-metro airports.

6.	Expansion to six-lanes 6,500 km (4,038 Miles) of Golden Quadrilateral and selected National Highways.

7.	Constructing 228,000 miles of new rural roads, while renewing and upgrading the existing 230,000 miles covering 78,304 rural habitations.

Results of Operations (IGC)

The following discussion relates to IGC for the years ended March 31, 2008 and March 31, 2007 and for the period from April 29, 2005 (inception) to March 31, 2006:

For the year ended March 31, 2007 and the period ended March 31, 2006

We acquired Sricon and TBL on March 7, 2008.  The consolidated statements of IGC reflect the consolidation for the three remaining weeks in March.  For the year ended March 31, 2008 and March 31, 2007, we had revenue of 2,188,018 and zero respectively and net loss of 5,215,270 and earnings of 1,517,997 respectively. The loss primarily consists of and one-time expenses related to the payment of shares to Bridge Investors and SPAC related charges.

Management Discussion and Analysis (Sricon)
Effects of the Acquisition on Sricon

Sricon will account for the acquisition as a subscription of new common stock.  There will be no tax impact on the transaction, other than regulatory registration fees.  Sricon will continue to operate as an Indian company and will be subject to the Indian tax regime.

Results of Operations (Sricon)

Summarized balance sheet information for Sricon is as follows:

(Amounts in Thousand US Dollars)	As of March 31, 2007	As of March 7, 2008
Total Assets	$15,358	$25,790
Total liabilities and stockholders’ equity	$15,358	$25,790

Major items of Sricon’s assets and liabilities are as follows:

(Amounts in Thousand US Dollars)	As of March 31, 2007	As of March 7, 2008
ASSETS
Accounts receivables	$2,751	$7,764
Unbilled receivables	2,866	4,527
Inventories	71	447
BOT Project under progress	3,080	3,485
LIABILITIES
Short-term borrowings and current portion of long-term debt	3,646	5,732
Due to related parties	2,264	1,322
Long-term debt, net of current portion	2,182	1,264
Other liabilities	1,913	1,519
Total stockholders’ equity	$4,289	$9,673

The following table sets forth an overview of Sricon’s results of operations for the same period.

	April 1, 2007 to
(Amounts in Thousand US Dollars)	March 31, 2007	March 07, 2008
Revenue	$10,604	$22,614
Net income before income taxes	778	3,144
Income Taxes	(368)	(768)
Net Income	410	2,376
Income (loss) per share: basic	$0.14	$0.81
Diluted		0.78

Discussion

April 1, 2007 to March 7, 2008 compared to FYE March 31, 2007 (FY 2007)

Revenues

Total revenue increased by 113% for the period April 1, 2007 to March 7, 2008 ($22.61 million) over the prior fiscal year ($10.60 million). The company began several large contracts including  civil construction of cement plants. The company continues to maintain large construction contracts and is expected to resume after the monsoons end in September 2008.

Expenses

Sricon’s expenses primarily consist of construction materials, employee compensation and benefits, depreciation and amortization, interest expense and general and administrative expense.   For the period April 1, 2007 to March 7, 2008, total expenses increased by $9.77 million or 98%, as compared to FY 2007. Cost of revenue increased by  $7.88 million or 97%, as compared to FY 2007. The increase was due to higher construction costs associated with increased contract revenue during the period April 1, 2007 to March 7, 2008. Selling, general and administrative expenses increased by $1.27 million or 114%, as compared with FYE 2007 due to the same reasons. . Interest expense increased by nearly .50 million or 86%, as compared with FYE 2007. The increase in interest expense was due to higher utilization of debt and an increase in interest rates.

Liquidity and Capital Resources

The Company’s liquidity and funding risk management policies are designed to ensure that we are able to access adequate financing. The principal sources of financing Sricon’s business are stockholders’ equity and bank lines of credit. As of March 7, 2008, Sricon’s net capital exceeded its net capital requirements.  Also, Sricon has entered into several credit agreements with various banks.

Cash Flows

During the period April 1, 2007 to March 7, 2008, Sricon utilized nearly 1 million in cash in operating activities. The net cash was primarily used to finance the increased receivables, non-current assets, advance from customers and other non-current liabilities. Also, Sricon  invested .23 million in the purchase of plants, machinery, and other equipment. We and we purchased non-current investments for  .69 million, resulting in net cash used in investing activities of  .76 million. These investments were mainly financed from capital leases, reinvestment of profits and share subscription money received from IGC. The net increase in cash and cash equivalents was .21 million.

Sricon used .91 million in operating activities during 2006-07. The net cash was primarily used to finance increased receivables, BOT Projects under Progress and decreased trade payables. Sricon also invested in the purchase of plant, machinery, and other equipment for .73 million resulting in net cash used in investing activities of .18 million in 2006-07. These investments were primarily financed by bank overdrafts, term loans, reinvestment of profits, and customer and related party balances. The net decrease in cash and cash equivalents was .45 million during the 2006-07 fiscal year.  Sricon is in talks with several banks in India to secure revolving lines of debt to meet its working capital requirements and fund rapid growth.

Fiscal Year Ended March 31, 2007 compared to Fiscal Year Ended March 31, 2006

Revenues

Total revenues were $10.60 million in FYE 2007, and $11.01 million for FYE 2006

Expenses

Sricon’s expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, interest expense and general and administrative expense. In FYE 2007, total expenses decreased by $.47 million or 5%, compared to FYE 2006. Cost of Revenue decreased by $.50 million or 6%, compared to FYE 2006.  The decrease was due to lower contract revenue during the year. Selling, general and administrative expenses decreased by  $.13 million or 10%, compared to FYE 2006, due to lower scale of operations during the year.  Interest expense increased by  $.14 million or 37% compared to FYE 2006.  The increase was due to higher utilization of debt and an increase in interest rates.

Liquidity and Capital Resources

As of March 31, 2007, Sricon’s net capital exceeded the net capital requirements.

Sricon has entered into credit agreements with various banks. As of March 31, 2007, Sricon had access to, with certain limitations,  $2.49 million in unutilized bank borrowings.

Cash Flows

Sricon used  $.91 million in operating activities during FY 2007.  Net cash was used to finance increased receivables, BOT Projects under progress and decreased trade payables. Sricon also invested .73 million in the purchase of plant, machinery, and other equipment, resulting in net cash used in investing activities of $.18 million in FY 07.  These investments were primarily financed by  bank overdrafts, term loans, reinvestment of profits and customer and related party balances. The net decrease in cash and cash equivalents was $.45 million during  FY 07.

Off Balance Sheet Arrangements

Options and warrants issued by the Company are equity-linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133, and are accordingly, not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

Management Discussion and Analysis (TBL)

Effects of the Acquisition on TBL

The preparation of financial statements in conformity with U.S. GAAP requires TBL management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. TBL has based its estimates and judgments on historical experience and other assumptions that it finds reasonable under the circumstances. Actual results may differ from such estimates under different conditions and could have a material impact on the financial statements, and it is possible that such changes could occur in the near term.

Significant estimates and assumptions are used when accounting for certain items, such as but not limited to, revenue recognition, the useful lives and the evaluation of impairment of property and equipment, the income tax, the contingencies and the provision for impairment of receivables and advances. Actual results could differ from these estimates.

Summarized balance sheet information for TBL is as follows:

	As of March 31, 2007	April 1, 2007 to March 7, 2008
Total Assets	$7,098	7,929
		7
Total Liabilities and Stockholders' Equity	$7,098	7,929

Major items of TBL’s assets and liabilities are as follows:

(Amounts in US Dollars ‘000)	As of March 31, 2007	April 1, 2007 to March 7, 2008
ASSETS
Cash and cash equivalents	$1,208	736
Inventories	1,284	1,428
Prepaid and other assets	1,231	271
Property, plant and equipment (net)	2,265	1,979
LIABILITIES
Short term borrowings and current portion of long tern loan	6,079	2,437
Trade payable	1,502	2,222
Long term debts, net of current portion	2,333	-
Advance from customers	1,877	824
Total Stockholders' equity	$(4,895)	(397)

Summarized statement of income information for TBL is as follows:
		April 1, 2007 to
(Amounts in US Dollars ‘000)	FYE March 31, 2007	March 7, 2008 March 7, 2008
Revenues	$4,318	5,321
Expenses	(4,465)	(5,877)
Net Income (Loss)	$536	1,988

Recent Accounting Developments and their impact on TBL

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-term, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company adopted FAS 154 for accounting changes and corrections of errors made after the adoption date. The adoption of the provisions of FAS 154 did not have an impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied by registrants in their annual financial statements covering fiscal years ending on or before November 15, 2007. The adoption of the provisions of SAB 108 did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 will be applied beginning in the first quarter of 2008 (i.e. from April 1, 2008), with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently assessing the impact of the adoption of this Interpretation on its financial statements.

Discussion of Operations at TBL

April 1, 2007 to March 7, 2008 compared to FYE March 31, 2007 (FY 2007)

Revenues

Total revenue increased by 23% April 1, 2007 to March 7, 2008 ($5.32 million) over the prior FYE 2007 ($4.32 million).

Expenses

TBL’s expenses primarily consist of construction materials, employee compensation and benefits, depreciation and amortization, interest expense and general and administrative expense.   For the period April 1, 2007 to March 7, 2008, total expenses increased by $1.41 million or 32%, as compared to FY 2007.   Cost of revenue increased by $2.06 million or 77%, as compared to FY 2007. The increase was due to higher contract revenue during the period April 1, 2007 to March 7, 2008. Selling, general and administrative expenses decreased by $.21 million or 46%, as compared with FYE 2007, due to primarily an cost cutting initiatives by management. Interest expense decreased by $.67 million or 59%, as compared with FYE 2007. The decrease was due to lower utilization of debt and repayment of outstanding debts.

Liquidity and Capital Resources

The Company’s liquidity and funding risk management policies are designed to ensure that we are able to access adequate financing. The principal sources of financing TBL’s business are stockholders’ equity and bank lines of credit.  As of March 7, 2008, TBL’s net capital exceeded its net capital requirements.

Cash Flows

During the period April 1, 2007 to March 7, 2008, TBL generated $2.78 million in cash in operating activities. The net cash was primarily generated from income earned for the period, prepaid expenses and other current assets and other non-current liabilities.   TBL also generated cash from the release of restricted cash for  $.21 million, resulting in net cash generated from investing activities of $.20 million. The company used cash primarily to repay bank overdrafts, term loans and other debts for  $6.58 million. The net decrease in cash and cash equivalents was $.47 million.

Fiscal Year Ended March 31, 2007 compared to Fiscal Year Ended March 31, 2006

Revenues

Total revenues were $4.32 million in the fiscal year ended March 31, 2007, an increase of 89% over the corresponding 12-month period in 2006.

Other Income
Other income in FYE 2007 and FYE 2006 was $532 thousand and $516 thousand, respectively.  Other income typically includes the sale and hauling of scrap and other waste from construction sites as well as income from rental of idle equipment.

Expenses

TBL’s expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, interest expense and general and administrative expense. In the year ended March 31, 2007, total expenses decreased by  $.75 million or 14%, over the 2005-06 period. Cost of Revenue decreased by $.09 million or 3%, over 2005-06. The decrease was due to higher contract revenue during the year. Selling, general and administrative expenses decreased by $.16 million or 26%, over 2005-06, due to high level cost cutting measures adopted by management during the year. Interest expense decreased by $.38 million or 25%, over 2005-06. The decrease was due to repayment of debts.

Liquidity and Capital Resources

TBL’s senior management establishes the overall liquidity and capital policies of the company. The company’s liquidity and funding risk management policies are designed to ensure that TBL is able to access adequate financing to service its financial obligations when they are due. The principal sources of financing TBL’s business are shareholder’s equity and overdraft facilities from banks. TBL has entered into credit agreements with various banks.

Cash Flows

TBL generated  $4.95 million in operating activities during 2006-07. The net cash was primarily generated from decreased inventory and increased trade payables. TBL paid debts worth $4.2 million in 2006-07. The net increase in cash and cash equivalents was $1.08 million during the 2006-07 fiscal years.

TBL believes that its cash profits, existing cash balances and its credit agreements will be sufficient to meet its cash requirements for the next twelve months. In the longer term, the company y believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Off Balance Sheet Arrangements

Options and warrants issued by the Company are equity-linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are  not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

Item 7A. Quantitative and Qualitative Disclosure about Market Risks

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks.  Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  The disclosures are not meant to be precise indicators of expected future losses, but rather, indicators of reasonably possible losses.  This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Customer Risk

The Company’s customers are the Indian government, state government, private companies and Indian government owned companies.   Therefore, our business requires that we continue to maintain a pre-qualified status with our clients so  we are not disqualified from bidding on future work.  The loss of a significant client, like the National Highway Authority of India (NHAI), may have an adverse effect on Company.  Disqualification can occur if, for example, we run out of capital to finish contracts that we have undertaken.  We are negotiating with several banks in India for working capital lines of up to $25 million in order to help mitigate this risk.  There can be no assurance that we will be successful in obtaining these lines.

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of raw materials including cement, asphalt, steel, rock aggregate and fuel.  For example, the cost of rock aggregate has doubled in the past 24 months.  The prices and supply of raw materials and fuel depend on factors beyond the control of the Company, including general economic conditions, competition, production levels, transportation costs and import duties.  The Company typically builds contingencies into the contracts, including indexing key commodity prices into escalation clauses.  However, drastic changes in the global markets for raw material and fuel could affect our vendors, which may create disruptions in delivery schedules that could affect our ability to execute contracts in a timely manner.  We are taking steps to mitigate some of this risk by attempting to control the supply of raw materials.  For example, the Company operates five rock quarries and is able to partly sustain its needs for rock aggregate through its mines.  We do not currently hedge commodity prices on capital markets. However, we are analyzing this option as a possible risk mitigation strategy.

Labor Risk

The building boom in India and the Middle East (India, Pakistan, and Bangladesh exported labor) is creating pressure on the availability of skilled labor like welders, equipment operators, etc.  We mitigate the financial impact by factoring wage increases into our contract bids and projections.  However, the building boom is unpredictable and a severe shortage of skilled labor may impact our ability to complete projects in a timely manner.

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Indian governments and U.S. securities regulators.  Those obligations relate, among other things, to the company’s financial reporting, trading activities, capital requirements and the supervision of its employees.   For example, we file our financial statements in three countries under three different Generally Accepted Accounting Standards, (GAAP).  Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for Sricon’s activities and financial performance. We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have an impact on our future earnings.

Interest Rate Risk

The infrastructure development industry is one in which leverage plays a large role. A typical contract requires that we furnish an earnest money deposit and a performance guaranty.  Furthermore, most contracts demand that we reserve between 7 and 11 percent of contract value in the form of bank guaranties and/or deposits.  Finally, as interest rates rise, our cost of capital increases thus impacting our margins.

Exchange Rate Sensitivity

Our Indian subsidiaries conduct all  business in Indian Rupees with the exception of foreign equipment that is purchased from the U.S. or Europe.  Exchange rates have a insignificant impact on our financial results.  However, as we convert from Indian Rupees to USD and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings.

Accounting Developments and their impact

In September 2006, FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (FAS 158). This Statement requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. The Company has applied FAS 158, and there is no impact on the financial statements.

In May 2005, FASB issued FAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principal. The Company adopted FAS 154 for accounting changes and corrections of errors made after the adoption date. The adoption of the provisions of FAS 154 did not have an impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (‘SEC’) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (‘SAB 108’). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied by registrants in their annual financial statements covering fiscal years ending on or before November 15, 2007. The adoption of the provisions of SAB 108 did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 will be applied beginning in the first quarter of 2008 (i.e. from April 1, 2008), with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently assessing the impact of the adoption of this Interpretation on its financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires both Sricon and TBL to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Both our Indian subsidiaries have  based their estimates and judgments on experience and other assumptions that they find reasonable.  Actual results may differ from such estimates as conditions and assumptions change, which could have a material impact on the financial statements.

Significant estimates and assumptions are used when accounting for certain items, such as but not limited to, revenue recognition, the useful lives and the evaluation of impairment of property and equipment, income taxes, contingencies and the provision for impairment of receivables and advances. Actual results could differ from these estimates.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-KSB beginning on page F-1

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
India Globalization Capital, Inc.

We have audited the accompanying balance sheet of India Globalization Capital, Inc. and its subsidiaries as of March 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2008.

The balance sheet for the year ended March 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2007 and the period from April 29, 2005 (inception) to March 31, 2006 were audited by other independent auditors. Those independent auditors expressed an unqualified opinion on the financial statements audited by them.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the
Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India Globalization Capital, Inc. and Subsidiaries as of March 31, 2008, and the consolidated results of their operations and their cash flows for the year ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein for the year ended March 31, 2008.

/s/ Yoganandh & Ram
Chartered Accountants
Independent Auditors registered with
Public Company Accounting Oversight Board (USA)
Chennai, India
July 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
India Globalization Capital, Inc.

We have audited the accompanying balance sheet of India Globalization Capital, Inc. (a development stage company) as of March 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2007 and the period from April 29, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of India Globalization Capital, Inc. as of March 31, 2007 and the results of its operations and its cash flows for the year ended March 31, 2007 and the period from April 29, 2005 (inception) to March 31, 2006 in conformity with United States generally accepted accounting principles.

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

/s/ Goldstein Golub and Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
July 10, 2007

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEET

	March 31, 2008	March 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$8,397,441	$1,169,422
Accounts Receivable	8,708,861
Unbilled Receivables	5,208,722
Inventories	1,550,080
Investments held in Trust Fund	-	66,104,275
Interest Receivable - Convertible Debenture	277,479	37,479
Convertible debenture in MBL	3,000,000	3,000,000
Loan acquisition costs	-	-
Prepaid taxes	49,289	-
Restricted cash	6,257
Short term investments	671
Prepaid expenses and other current assets	4,324,201	74,197
Due from related parties	1,373,446	-

Total Current Assets	32,896,447	70,385,373

Property and equipment, net	7,337,361
BOT under Progress	3,519,965
Goodwill	17,483,501
Investment	1,688,303
Deposits towards acquisitions	187,500	-
Restricted cash, non-current	2,124,160
Deferred acquisition costs	-	158,739
Deferred tax assets - Federal and State, net of valuation allowance	1,013,611	142,652
Other Assets	1,376,126

Total Assets	$67,626,973	$70,686,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$5,635,408
Trade payables	1,771,151
Advance from Customers	931,092
Accrued expenses	1,368,219	$237,286
Notes payable to stockholders	-	870,000
Taxes payable	58,590	296,842
Deferred trust interest	-	32,526
Notes Payable to Oliveira Capital, LLC	3,000,000	1,794,226
Due to Underwriters		1,769,400
Due to related parties	1,330,291
Other current liabilities	3,289,307

Total current liabilities	$17,384,059	$5,000,280

Long-term debt, net of current portion	1,212,841	-
Advance from Customers	832,717	-
Deferred taxes on income	608,535	-
Other liabilities	6,717,109	-
Total Liabilities	26,755,261	-

Minority Interest	13,545,656

Common stock subject to possible conversion, 2,259,770 at conversion value	-	12,762,785

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding		-
Common stock — $.0001 par value; 75,000,000 shares authorized; 8,570,107 issued and outstanding at March 31, 2008 and 13,974,500 (including 2,259,770 shares subject to possible conversion) issued and outstanding at March 31, 2007	857	1,397
Additional paid-in capital	31,470,134	51,848,145
(Defecit) Income accumulated during the development stage	(4,141,113)	1,074,157
Accumulated other comprehensive (loss) income	(3,822)
Total stockholders’ equity	27,326,056	52,923,699

Total liabilities and stockholders’ equity	$67,626,973	$70,686,764

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31, 2008	Year Ended March 31, 2007	April 29, 2005 (inception) through March 31, 2006
Revenue	$2,188,018	$	$
Cost of revenue	(1,783,117)

Gross profit	404,901

Selling, general and administrative expenses	(341,372)
Depreciation	(58,376)

Operating income	5,153

Legal and formation, travel and other start up costs	$(5,765,620)	$(765,047)	$(68,183)
Compensation expense	(26,274)		(535,741)
Interest expense	(1,944,660)	(103,916)	(5,500)
Interest income	2,213,499	3,171,818	210,584
Other Income	202,858	-	-

Income / (loss) before income taxes	(5,315,044)	2,302,855	(398,840)
Provision for income taxes, net	(76,089)	784,858	45,000
Income after Income Taxes	(5,391,134)	1,517,997	(443,840)

Provision for Dividend on Preference Stock and its Tax	171,084	-	-
Minority interest	4,780	-	-

Net income / (loss)	$(5,215,270)	$1,517,997	$(443,840)

Net income / (loss) per share: basic and diluted	$(0.61)	$0.11	$(0.14)

Weighted average number of shares outstanding-basic and diluted	8,570,107	13,974,500	3,191,000

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Earnings (Deficit) Accumulated during the Development	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	Stage	/ Loss	Equity
Issuance of common stock to founders at $.01 per share (1,750,000 shares on May 5, 2005 and 750,000 shares on June 20, 2005)	2,500,000	$250	$24,750	$-		$25,000

Surrendered shares (on September 7, 2005 and
February 5, 2006 of 62,500 and 137,500 respectively)	(200,000)	(20)	20	-		-

Issuance of common stock to founders at $.01 per share
on February 5, 2006	200,000	20	537,721	-		537,741

Issue of 170,000 units in a private placement
Placement	170,000	17	1,019,983	-		1,020,000

Issue of 11,304,500 units, net of underwriters’ discount
and offering expenses (including 2,259,770 shares
subject to possible conversion) and $100 from
underwriters option	11,304,500	1,130	61,793,456	-		61,794,586

Proceeds subject to possible conversion of shares	-	-	(12,762,785)	-		(12,762,785)

Net loss for the period	-	-	-	(443,840)		(443,840)

Balance at March 31, 2006	13,974,500	1,397	50,613,145	(443,840)		50,170,702
Fair value of 425,000 warrants issued to Oliveira Capital, LLC	-	-	1,235,000	-		1,235,000
Net income / (Loss)	-	-	-	1,517,997		1,517,997
Balance at March 31,2007	13,974,500	1,397	51,848,145	1,074,157		52,923,699

Redemption of 1,910,469 shares on March 7, 2008 and balance in shares subject to possible conversion transferred to paid in capital	(1,910,469)	(191)	(1,689,164)			1,688,973
Buyback of 4,248,877 shares on March 7, 2008	(4,248,877)	(425)	(25,237,905)			(25,238,330)
"Issuance of common stock to Bridge Investors at $.01 per share	754,953	76	3,170,730			3,170,806
Net Loss for the year	-	-	-	(5,215,270)	(3,822)	(5,219,091)
Balance at March 31, 2008	$8,570,107	$857	$31,470,134	$(4,141,113)	$(3,822)	$27,326,056

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2008		Year Ended March 31, 2007	April 29, 2005 (inception) through March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(5,215,270)		$1,517,997	$(443,840)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Treasury Bills	(2,119,104)		(3,098,769)	(203,022)
Non-cash compensation expense				535,741
Deferred taxes	(743,652)		(117,652)	(25.000)
Depreciation	58,376
Loss / (Gain) on sale of property, plant and equipment	29
Amortization of debt discount on Oliveira debt	4,052,988		29,226
Amortization of loan acquisition cost	250,000
Changes in:
Accounts receivable	808,978
Unbilled Receivable	(635,207)
Inventories	341,950
Prepaid expenses and other current assets	(3,063,771)		2,569	(76,766)
Trade Payable	(1,744,137)
Other Current Liabilities	(884,639)
Advance from Customers	(97,946)
Other non-current liabilities	3,050,821
Non-current assets	928,698
BOT Project under Progress	(50)
Interest receivable - convertible debenture	(240,000)		(37,479)	-
Deferred interest liability	(3,597,998)		32,526	-
Accrued expenses	854,902		(113,819)	47,679
Prepaid / taxes payable	(569,283)		226,842	70,000
Minority Interest	(4,780	) -
Net cash used in operating activities	$(8,569,097)		$(1,558,559)	$(95,208)

Cash flows from investing activities:			0
Purchase of treasury bills	(585,326,579)		(772,540,587)	(131,229,427)
Maturity of treasury bills	653,554,076		725,189,331	65,780,000
Purchase of property and equipment	(3,447)
Proceeds from sale of property and equipment	(13,521)
Purchase of short term investments	(1)
Non Current Investments	(498,677)
Investment in joint ventures	-
Restricted cash	(1,714,422)
Decrease (increase) in cash held in trust	(4,116)		170,766	(172,567)
Purchase of convertible debenture	-		(3,000,000)
Deposit towards acquisitions, net of cash acquired	(6,253,028)
Payment of deferred acquisition costs	(2,482,431)		(93,739)	-
Net cash provided/(used) in investing activities	$57,257,854		$(274,229)	$(65,621,994)

Cash flows from financing activities:
Issuance of common stock to founders	(541)			27,000
Payments of offering costs	-			(4,024,688)
Net movement in cash credit and bank overdraft	646,515
Proceeds from other short-term borrowings	(275,114)
Proceeds from long-term borrowings	(3,075,012)
Repayment of long-term borrowings	(1,023)
Due to related parties, net	(255,093)
Issue of Equity Shares	0
Money received pending allotment	(3,669,574)
Proceeds from notes payable to stockholders	(270,000)			870,000
Proceeds from notes payable to stockholders	(600,000)
Proceeds from issuance of underwriters option	-			100
Gross proceeds from initial public offering	(33,140,796)			67,827,000
Proceeds from private placement	-			1,020,000
Proceeds from note payable to Oliveira Capital, LLC	(769,400)		3,000,000
Proceeds from loan	-			-
Net cash provided/(used) by financing activities	$(41,378,991)		$3,000,000	$65,719,412
Effect of exchange rate changes on cash and cash equivalents	(81,747)
Net increase/(decrease) in cash and cash equivalent	7,228,019		1,167,212	2,210
Cash and cash equivalent at the beginning of the period	1,169,422		2,210	-
Cash and cash equivalent at the end of the period	$8,397,441		$1,169,422	$2,210

Supplemental schedule of non cash financing activities:
Accrual of offering cost				238,426
Accrual of deferred underwriters’ fees			-	1,769,400
Accrual of deferred acquisition costs	26,000		65,000
Accrual of loan acquisition cost	250,000

Supplemental disclosure of cash flow information: Fair value of warrants included in additional paid in capital			1,235,000
Issuance of Common Stock to Bridge Investors	$3,170,806
Interest paid	1,977,660		-
Income taxes paid	700,000		675,668	675,668

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2008 and 2007
And the Period From April 29, 2005 (Inception) to March 31, 2006

NOTE A — BASIS OF PRESENTATION

The financial statements at March 31, 2008, 2007 and for the period from April 29, 2005 (date of inception) to March 31, 2006 are audited.  The statements ending March 31, 2008 are consolidated with the newly acquired subsidiaries Sricon and TBL beginning March 8, 2008.  All our companies Sricon, TBL, IGC-M and IGC have financial years that end on March 31.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operation and cash flows for the three years ended March 31, 2008, March 31, 2007 and the period from April 29, 2005 (date of inception) to March 31, 2006.

These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.  The March 31, 2007 balance sheet and the statement of stockholders’ equity through March 31, 2007 have been derived from the audited financial statements.

NOTE B — ORGANIZATION AND BUSINESS OPERATIONS

India Globalization Capital, Inc. (the “Company” or “IGC”), a Maryland corporation, was incorporated on April 29, 2005 as a blank check company, formed for the purpose of acquiring one or more infrastructure businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006 the Company completed an initial public offering.  On February 19, 2007 the Company incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.

Through its subsidiaries, the company’s primary focus is to execute major infrastructure projects in India such as constructing interstate highways, rural roads, mining and quarrying, and construction of high temperature cement and steel plants.

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

As described in Note J, on March 7, 2008 following the stockholder approval of and pursuant to the terms of the purchase agreement, the Company consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) for  approximately $28.75 Million.  As also described in Note J, the Company paid about $12.03 Million for the acquisition of 77% of Techni Bharathi Limited (TBL).  The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.  The founders and management of Sricon own 37% of Sricon and the founders and management of TBL own 23% of TBL.

NOTE C — INITIAL PUBLIC OFFERING

On March 8, 2006, the Company sold 11,304,500 Units in the Public Offering, including the exercise by  the Underwriter of the over-allotment in full. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. The Company has a right to redeem the Warrants in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading-days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.  If the Company redeems the Warrants, either the holder will have to exercise the Warrants by purchasing the common stock from the Company for $5.00, or the Warrants will expire. The Warrants expire on March 3, 2011, or earlier upon redemption.

In connection with the Public Offering, the Company issued an option, for $100, to the Underwriter to purchase 500,000 Units at an exercise price of $7.50 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the Underwriter as of the date of grant was approximately $756,200 using the following assumptions: (1) expected volatility of 30.1%, (2) risk-free interest rate of 3.9% and (3) expected life of five years. The estimated volatility was based on a basket of Indian companies that trade in the United States or the United Kingdom.  The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Warrants underlying such Units are exercisable at $6.25 per share.

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Policy for Goodwill / Impairment

Goodwill represents the excess cost of an acquisition over the fair value of the Group's share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less accumulated amortization and impairment losses, if any.

The company adopted provisions of FAS No. 142, "Goodwill and Other Intangible Assets" ('FAS 142') which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Group defines as each circle.

FAS 142 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

The goodwill impairment test under FAS 142 is performed in two phases. The first step of the impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired, and step two of the impairment test must be performed. The second step of the impairment test quantifies the amount of the impairment loss by comparing the carrying amount of goodwill to the implied fair value. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value.

Impairment of long – lived assets and intangible assets

The company reviews its long-lived assets, including identifiable intangible assets with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings and material adverse changes in the economic climate.  For assets that the company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.  For assets the company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets.  Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows.

Income per common share:

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 23,374,000 warrants have been included in the diluted weighted average shares.   However, for the year ending March 31, 2008 the weighted average price of the common stock was below the exercise price of all outstanding warrants and therefore the warrants did not contribute to the dilution of basic shares.

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

Cash and Cash Equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents. The company maintains its cash in bank accounts in the United States of America and Mauritius, which at times may exceed applicable insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The company does not invest its cash in securities that have an exposure to U.S. mortgages.

Recent Pronouncements:

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

NOTE E — RELATED PARTY TRANSACTION

From inception to March 31, 2008, $50,000 was paid to SJS Associates for Mr. Selvaraj’s services.  We entered into an agreement with SJS Associates on substantially the same terms subsequent to the stockholder’s approval of the acquisitions of Sricon and TBL.  As a result of the new agreement, an additional $3,871 was accrued as due to SJS Associates for the period between March 8, 2008 and March 31, 2008.  This was paid to SJS Associates in the Company’s 2009 fiscal year.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. From inception to March 31, 2008, approximately $96,000 was paid to IGN, LLC.  The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board Directors is a Partner with ELP.  Since inception to March 31, 2008, the Company has incurred $169,847 for legal services provided by ELP.

NOTE F — COMMON STOCK

On August 24, 2005, the Company’s Board of Directors authorized a reverse stock split of one share of common stock for each two outstanding shares of common stock and approved an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock to 75,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.  On March 7, 2008 we redeemed and bought a total of 6,159,346 shares at $5.94 per share.  At March 31, 2008 and 2007 we had 8,570,107 and 13, 974,500 shares of common stock issued and outstanding respectively.   At March 31, 2008 and 2007, 24,874,000 shares of common stock, were reserved for issuance upon exercise of redeemable warrants, underwriters’ purchase option and warrants issued to Oliveira Capital, LLC.

NOTE  G – INCOME TAXES

The provision for income taxes for the year ended March 31, 2008 and the period ended March 31, 2007 consists of the following:

	March 31,
	2008	2007

Current:
Federal	$708,868	$902,510
Foreign	(370,355)	-
State	-	-
Net Current	338,513	902,510

Deferred:
Federal	(748,894)	(117,652)
Foreign	420,368	-
State	66,103	-
Net Deferred	(262,424)	(117,652)
Total tax provision	$76,089	$784,858

The total tax provision for income taxes for year ended March 31, 2008 and the period ended March 31, 2007 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	March 31,
	2008	2007
Statutory Federal income tax rate	34%	34%
Non-cash compensation expense
State tax benefit net of federal tax	(0.8)%	(1.3)%
Increase in state valuation allowance	0.8%	1.3%
Other

Effective income tax rate	34.0%	34%

	March 31,
	2008	2007
Operating costs deferred for income tax purposes	$184,570	$242,015
Interest income deferred for reporting purposes	$95,792	11,059
Difference between accrual accounting for reporting purposes and cash accounting for tax purposes	$235,665	(75,514)
Less: Valuation Allowance	(110,951)	(34,908)

Net deferred tax asset	$405,076	$142,652

The Company has recorded a valuation allowance against the state deferred tax asset since they cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

NOTE H — COMMITMENTS AND CONTINGENCY

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

In connection with our proposed acquisition of a majority interest in MBL Infrastructures Limited (“MBL”), an unaffiliated third party has claimed that it is entitled to a finder's fee of approximately five percent of the purchase price (or, $1.75 million) for the acquisition if the acquisition was consummated.  While we do not admit that the unaffiliated third party is a finder that is entitled to payment, we had expressed a willingness to pay our customary Finder's fee of 0.25%.  The parties were attempting to reach an agreement on the amount of the fee to be paid if the acquisition was consummated.  As the MBL acquisition is no longer probable, we expect that there will be no finders fees payable and the claim to be without merit.

In connection with our proposed acquisition of a wind energy farm from Chiranjjeevi Wind Energy Limited ("CWEL"), we have agreed to pay a finder’s fee of 0.25% of the purchase price to Master Aerospace Consultants (Pvt) Ltd, a consulting firm located in India. The fee is contingent on the consummation of the transaction.

In connection with the Public Offering and pursuant to an advisory agreement, the Company engaged the Underwriter as its investment bankers to provide the Company with assistance in structuring the Business Combination. As compensation for the foregoing services, the Company paid the Underwriter a cash fee at the closing of a Business Combination equal to 2% of the aggregate consideration, or $1,500,000.  In addition, a fee of $90,000 was paid to Ferris, Baker for facilitating the loan to the Company by Oliveira Capital, LLC, at the closing of a Business Combination.

NOTE I – INVESTMENT ACTIVITIES

MBL Infrastructure Limited Purchase Agreement

On February 5, 2007, the Company entered into an agreement to sell 425,000 warrants, and a note for $3,000,000 to Oliveira Capital, LLC for $3,000,000. The note carries interest at the rate of 8% and was due upon the earlier of February 5, 2008, or the consummation of a Business Combination.  The Company is negotiating an extension with Oliveira Capital.  If the Company extends the loan for 90 days without renegotiating an extension we would be required to issue an additional 425,000 warrants.  The Black Scholes valuation of the warrants was based on an annualized volatility of 42.8%, an annual interest rate of 3% and an expiration of 1,500 days would be $1,030,625.  We computed volatility for a period of 1,500 days. For approximately the first two years, we used the trading history of two representative companies that are listed on the Indian Stock exchange. For approximately two years, the trading history of the Company’s common stock was used.  The average volatility of the combined data extending just over four years was calculated as 42.8%.  Management believes that this volatility is a reasonable benchmark to use in estimating the value of the warrants.  Following the receipt of the $3,000,000 from Oliveira Capital, the Company on February 6, 2007 purchased $3,000,000 of convertible debentures from MBL. The debentures carry interest at the rate of 8%, are secured by 1,131,356 shares of MBL common stock and are carried at cost. The note from Oliveira Capital, LLC is secured by the convertible debentures issued to MBL.

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

CWEL is a manufacturer and supplier of wind operated electricity generators, towers and turnkey implementers of wind energy farms.  On May 22, 2007, the Company made a down payment of approximately $250,000 to CWEL.  Pursuant to the First Amendment dated August 20, 2007 (as previously disclosed in the Company’s Form 8-K dated August 22, 2007), if the Company does not consummate the transaction with CWEL, approximately $187,500 will be returned to the Company.

The Company is contemplating pursuing this opportunity, or a similar one if it is able to obtain adequate funding from the exercise of warrants, debt or other means.

 NOTE J – BUSINESS COMBINATION

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or its subsidiary in Mauritius (IGC-M) will acquire (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement the Company would own approximately 63% of the outstanding equity shares of Sricon.  The Sricon Acquisition was consummated on March 7, 2008.

 As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription Agreement  (the “TBL Subscription Agreement”) dated as of September 16, 2007 with Techni Bharathi Limited (“TBL”) and certain individuals (collectively, the “TBL Promoters”), pursuant to which the Company through its subsidiary in Mauritius (IGC-M) acquired (the “TBL Acquisition”) 7,150,000 newly-issued company stock for approximately $6.9 million, 1,250,000 newly-issued convertible preference shares for approximately $3.13 million  (both at an exchange rate of INR 40 per USD; collectively, the “New Shares”) directly from TBL and 5,000,000 convertible preference shares from Odeon, a Singapore based holder of TBL securities, for approximately $2 million.  With the conclusion of this transaction, on March 7, 2008 the Company owns approximately 77%, of the outstanding equity shares of TBL.

The assets and liabilities acquired as a result of above business combinations were recorded at fair values, with the excess of the purchase consideration over fair value of the net assets acquired recorded as goodwill. The following table summarizes the company's share of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition during the year ended March 31, 2007:

	Sricon $	TBL $	Total $
Current assets	23,205,026	9,428,415	32,633,442
Property and equipment, net	3,356,275	1,520,974	4,877,249
BOT under Progress	2,195,651	-	2,195,651
Other non current assets	1,389,571	1,371,199	2,760,770
Total Assets	30,146,523	12,320,588	42,467,112

Short-term borrowings and current portion of long-term debt	3,611,176	1,873,115	5,484,290
Other Current liabilities	4,409,153	2,277,528	6,686,682
Long-term debt, net of current portion	796,296	-	796,296
Other non-current liabilities	1,337,077	2,250,720	3,587,797
Total Liabilities	10,153,702	6,401,363	16,555,065

Fair Value of net assets acquired	19,992,822	5,919,225	25,912,047

The allocation of the purchase considerations of the above business combinations during the year ended March 31, 2007 was as follows:

	Sricon	TBL	Total
New Shares - Equity or Preference	$25,705,119	$10,038,081	$35,743,199
Existing Shares purchased	2,985,147	2,000,000	$4,985,147
Allocation of estimated acquisition costs	1,854,750	812,451	$2,667,201

Total Purchase Price	$30,545,016	$12,850,532	$43,395,547

Allocation of Purchase Price:
Fair Value of net assets acquired	$19,992,822	$5,919,225	$25,912,047
Goodwill	10,552,194	6,931,307	17,483,501
Total Purchase Price	$30,545,016	$12,850,532	$43,395,547

NOTE K – PRIVATE PLACEMENT OF PROMISSORY NOTES

 Private Placement Offering of Secured Promissory Notes (the “Bridge Offering”)

As previously disclosed in our Form 8-K dated December 27, 2007, we conducted a private placement offering of secured promissory notes (the “Notes”) for an aggregate principal amount of  $7,275,000 (the “Bridge Offering”). The Notes bear interest at a rate equal to 5% per annum from the date of issuance (January 10, 2008) until paid in full.  The Notes were repaid in full on March 19, 2008.

On March 7, 2008 the Company, issued 754,953 shares of common stock to the holders of the Notes on a pro rata basis and recorded the cost of the shares as an expense based on the closing price of the company’s stock on March 7, 2008.  The expense associated with the issuance of the shares is about $3,170,806.

NOTE L – VALUATION OF WARRANTS ISSUED TO OLIVEIRA CAPITAL, LLC

As previously disclosed, the Company sold a promissory note and 425,000 warrants to Oliveira Capital, LLC for $3,000,000. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires five years from the date of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of issuance would approximately be $ 1,235,000 using an expected life of five years, volatility of 46% and a risk-free interest rate of 4.8%. This amount is accounted for as a discount of the notes payable to Oliveira Capital, LLC.

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

NOTE M – SPAC RELATED EXPENSES

As of March 31, 2008 we incurred about $5.765 Million of SPAC related expenses, and about $1.9 Million of SPAC interest related expenses, mostly as one-time expenses.  The major expenses are as follows: 1) as explained in Note K, about $3.1 Million was non-cash expenses associated with the award of stock to the Bridge investors.  2) As described in Note H, approximately $1.5 Million was paid to Ferris Baker Watts, of which $.9 Million was expensed as the services rendered by them related to acquisitions that we did not close.  3) Approximately, $.469 Million relates to the bridge loan from Oliveira Capital, LLC as described in Note I, and 5) approximately $.5 Million was incurred for legal and professional fees for two bridge loans and several acquisitions that we did not close.  In addition, we incurred about $1.23 Million in non-cash interest related expenses for the warrants issued to Oliveira Capital as described in Note I.

NOTE N – SUBSEQUENT EVENTS
None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sricon Infrastructure Private Limited (Formerly Srivastava Construction Private Limited):

We have audited the accompanying  balance sheets of Sricon Infrastructure Private Limited as of March 7, 2008, and as of March 31, 2007 and the related  statements of operations, stockholders' equity and  cash flows for the period ended March 7, 2008, and years ended March 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly , in all material respects, the financial position of Sricon Infrastructure Private Limited (Formerly Srivastava Construction Private Limited), Nagpur, India as of March 7, 2008, and as of March 31, 2007 and the results of its  operations, stockholders' equity and cash flows for the the period ended March 7, 2008, and years ended March 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

YOGANANDH & RAM

Chartered Accountants
Independent Auditors registered with
Public Company Accounting Oversight Board (USA)

Chennai, India, 2008

Sricon Infrastructure Private Limited
 BALANCE SHEETS
(Amounts in Thousand US Dollars)

	As of	As of
	March 31, 2007	March 7, 2008
ASSETS
Cash and cash equivalents	$89	$301
Accounts receivables	2,751	7,764
Unbilled receivables	2,866	4,527
Inventories	71	447
Restricted cash	-	1
Short term investments	-	1
Prepaid and other assets	674	727
Due from related parties	259	1,004
Total Current Assets	6,710	14,772
Property and equipment, net	4,903	5,327
BOT Project under Progress	3,080	3,485
Investment – others	387	1,103
Restricted cash, non-current	62	217
Other assets	216	886
Total Assets	$15,358	$25,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,646	$5,732
Trade payables	139	1,263
Advance from Customers	-	1,019
Due to related parties	2,264	1,322
Other current liabilities	39	3,395
Total current liabilities	6,088	12,731
Long-term debt, net of current portion	2,182	1,264
Deferred taxes on income	538	603
Security Deposit from joint ventures	348	-
Other liabilities	1,913	1,519
Total liabilities	$11,069	$16,117

Stockholders' equity
Common stock, par value USD 0.23 (INR 10) per share	674	674
Additional Paid in Capital	726	726
Money received pending allotment	-	3,643
Retained earnings	2,818	4,284
Accumulated other comprehensive (loss) income	71	346
Total stockholders' equity	4,289	9,673
Total liabilities and stockholders' equity	$15,358	$25,790

The accompanying notes form an integral part of these financial statements.

Sricon Infrastructure Private Limited
 STATEMENT OF OPERATIONS
(Amounts in Thousand US Dollars)

	Year ended	Year ended	Period ended
	March 31, 2006	March 31, 2007	March 7, 2008
Revenue	$11,011	$10,604	$22,614

Cost of revenue	(8,596)	(8,101)	(15,968)

Gross profit	2,415	2,503	6,646

Selling, general and administrative expenses	(1,241)	(1,115)	(2,385)
Depreciation	(240)	(243)	(416)

Operating income	934	1,145	3,845
Interest expense (net)	(389)	(533)	(994)
Interest income (net)	50	66	259
Other income	73	100	34
Operating income before income taxes	668	778	3,144
Income tax gain / (expense)	(179)	(357)	(746)
Fringe Benefit tax expense	(7)	(11)	(22)
Net Income:	$482	$410	$376

Earnings per share:
Basic	$0.16	$0.14	$0.81
Diluted	$0.16	$0.14	$0.78
Weighted average number of common shares outstanding:
Basic	2,932,159	2,932,159	2,932,159
Diluted	2,932,159	2,932,159	3,058,881

The accompanying notes form an integral part of these financial statements.

Sricon Infrastructure Private Limited
 STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousand US Dollars)

	Common Stock
	Shares	Par value	Additional Paid in Capital	Money received pending allotment	Retained Earnings	Accumulated other comprehensive income / (loss)	Total
Balance as of April 1, 2005	2,932,159	$674	$726	$-	$1,926	$(1)	$3,325
Loss on foreign currency translation	-	-	-	-	-	(67)	(67)
Net Income for the period	-	-	-	-	482	-	482

Balance as of March 31, 2006	2,932,159	674	726	-	2,408	(68)	3,740

Balance as at April 1, 2006	2,932,159	674	726	-	2,408	(68)	3,740

Gain on foreign currency translation	-	-	-	-	-	140	140
Net Income for the period	-	-	-	-	409	-	409

Balance as of March 31, 2007	2,932,159	674	726	-	2,817	72	4,289

Balance as at April 1, 2007	2,932,159	674	726	-	2,817	72	4,289

Gain on foreign currency translation	-	-	-	-	-	274	274
Net Income for the period	-	-	-	-	1,467	-	1,467
Money received pending allotment	-	-	-	3,643	-	-	3,643
Balance as of March 7, 2008	2,932,159	$674	$726	$3,643	$4,284	$346	$9,673

The accompanying notes form an integral part of these financial statements.

Sricon Infrastructure Private Limited
 STATEMENT OF CASH FLOWS
(Amounts in Thousand US Dollars)

	Year ended	Year ended	Period ended
	March 31, 2006	March 31, 2007	March 31, 2008
Cash flows from operating activities
Net income	$482	$409	$2,376
Adjustments to reconcile net income to net cash
provided (used) in operating activities:
Depreciation	240	243	416
Deferred tax expense	34	79	30
Loss on sale of property and equipment	5	(67)	117
	761	664	2,939
Changes in assets and liabilities
Accounts receivable	4	(574)	(3,757)
Unbilled Receivable	(2,039)	200	(1,481)
Inventories	(98)	177	(88)
Prepaid expenses and other current assets	(473)	(36)	828
Trade payables	792	(1,214)	781
Other current liabilities	(302)	(15)	1,633
Advance from Customers	340	-	(522)
Other non-current liabilities	528	1,140	(524)
Non-current assets	(91)	126	(583)
BOT Project under Progress	(1,595)	(1,380)	(201)
Net cash used in (provided by) operating activities	(2,173)	(911)	(975)

Cash flows from investing activities
Purchase of property and equipment	(1,415)	(727)	(228)
Proceeds from sale of property and equipment	26	10	315
Purchase of short term investments	-	-	(1)
Non Current Investments	506	(224)	(694)
Investment in joint ventures	(43)	111	-
Restricted cash	(483)	654	(152)
Net cash (used in) provided by investing activities	(1,409)	(176)	(760)

Cash flows from financing activities
Net movement in cash credit and bank overdraft	2,294	(628)	(967)
Proceeds from other short-term borrowings	44	165	55
Proceeds from long-term borrowings	2,343	1,497	2,618
Repayment of long-term borrowings	(752)	(966)	(1,597)
Due to related parties, net	(63)	572	(1,834)
Issue of Equity Shares	-	-	-
Money received pending allotment	-	-	3,670
Net cash provided by financing activities	3,866	640	1,945

Effect of exchange rate changes on cash and cash equivalents	(7)	(4)	2
Net increase (decrease) in cash and cash equivalents during the year	277	(450)	212

Add: Balance as at the beginning of the period	262	539	89
Balance as at the end of the period	$539	$89	$301

Supplementary information to Cash flow Statement

	Year ended	Year ended	Period ended
	March 31, 2006	March 31, 2007	March 31, 2008
Cash paid during the year
Income tax	$270	$170	$198
Interest	293	386	994

The accompanying notes form an integral part of these financial statements.

Sricon Infrastructure Private Limited
NOTES TO  FINANCIAL STATEMENTS
(Amounts in Thousand US Dollars, except share data and as stated otherwise)

1. BACKGROUND

a) Incorporation and History

Sricon Infrastructure Private Limited (“SIPL” or “Sricon”) is an Infrastructure Company that has established itself as one of the leading companies in terms of  in  India infrastructure projects such as: National Highways, Civil and Structural Engineering Works for Power Plants, Steel Mills, Sugar Plants, Turnkey Power Supply Systems, Water Supply Schemes, Mining, Quarrying, and Cement Plants. SIPL’s business strategy is inspired by R.L. Srivastava, the Company Chairman and Managing Director, who started his career as a Civil Engineering Contractor.  Mr. Srivastava’s years of experience and technological insight has guided this company in the mist of great economic achievement and promise in the country of India. SIPL was incorporated in 1997 with the Registrar of Companies, Maharashtra as  “Srivastava Construction Private Limited”.

Until the official formation of SIPL, the infrastructure construction projects  performed by our partner firm, Vijay Engineering Enterprises “VEE” (partnership concern). SIPL was later formed to participate in larger scale development projects such as Highway development, Water Management Systems, Power and Cement Plants to name a few.  The two rapidly growing companies eventually combined to take advantage of greater synergies in terms of better managed resources, both human and capital.   SIPL is proud to  service it’s impressive book of business which includes notable infrastructure clients and partners such as the National Highway Authority of India, National Thermal Power Corporation, Western Coalfields Limited, Larsen & Turbo Limited, Nagpur Municipal Corporation, Bharat Heavy Electrical Limited, and Hindustan Steelworks Construction Limited.

The company is accredited with ISO 9001:2000 Certification and the scope for registration being      “To execute projects in the field of construction comprising of Road Works, Industrial Building/Infrastructure Projects, Plants foundations, Housing/Colony construction, bridge construction, Water works, Refractory Works and Jetty Works ”.

b) Description of Business

     The current infrastructure construction business of the company primarily comprises of:

•	Road Construction and Maintenance

•	Canal and Earth work

•	Maintenance of Cement Plant including Refractory work

•	Civil work for Power and Steel Plants

•	Limestone and Coal Mining

c) Industry Overview

India’s construction industry revenue is estimated to be over $28 billion annually, which accounts for more than 6% of the GDP. The construction industry is currently the largest employer in the country, employing nearly32 million workers. The country’s apparent and limitless demand for new highways for better transportation systems, dams, pipelines along with government incentives, has caused a drastic surge in nearly all segments of the country.  This is evidenced by the increase in the large number of infrastructure procurement contracts over the past 7 to 10 years.   This remarkable growth is anticipated to continue for many years to come.

To illustrate India’s shared economic optimism among country leaders, Indian Prime Minister Dr. Manmohan Singh, n, while addressing the Finance Ministers of ASEAN countries at the Indo ASEAN Summit in New Delhi, forecasted that India requires $150 billion at the rate of $15 billion per annum over the next 10 years. The current rate of U.S. Foreign Direct Investment in India is estimated at $5 billion per year.. It is further estimated that more than 50% of  future FDI’s will be earmarked for Infrastructure, Telecom, and Power projects.

Another example of India’s infrastructural growth is the Golden Quadrilateral, which is one of the largest highway projects under current development. It now has approximately 4,500 miles with and an  impressive 13,300 miles of north-south corridors.   Legislation is underway to plan miles of  East and West Coast corridors.

The Nodal Agencies (NHAI, NTPC, NHPC, and PGCL, which specializes in alternative energy sources,  has ambitious development plans in the near future. The value of overseas projects, under execution by Indian Companies is conservatively estimated to be nearly 4.2176 billion U.S. dollars , which covers major markets including  Malaysia, Middle East, and East Africa. The Industry is led by an intensely competitive environment, which is typically characteristic of larger and mature markets such as the United States and Japan. Therefore, no single alternative energy company controls the overall market.

The Infrastructure Budget of the Government for the 10th Plan (FY 02-07) is as under:

	(USD in Millions)
Sector	FY20 01-04	FY20 04-07
Roads	$7,656.61	$14,617.16
Power	9,280.74	19,721.57
Oil & Gas	8,816.70	15,313.22
Ports/ Airports/ Shipping	2,088.16	3,712.29
Railways	7,424.59	11,136.89
Telecom	15,313.22	16,937.35
Total	$50,580.02	$81,438.48

     The Outlay for the Central Sector Roads alone is 12,642.69 million. The position of on-going Road Projects in India is:

	(USD in Millions)
Funding Agency/Source	No. of Projects	Total Value
NHAI	$50	$2,218.46
World Bank	15	1,043.20
Asian Development Bank	8	290.14
Annuity	8	546.10
BOT	7	768.90
Total	$88	$4,866.80

d) Business Outlook

Sricon has networked with many partners in the industry in anticipation of jointly executing very large projects. The Company has signed MOU’s (Memoranda of Understanding) with industry leaders, Systems America and Hindustan Steel Works Construction Limited “HSCL”, to participate in large value projects.

The company has also been pre-qualified by the National Highway Authority of India f to bid in various projects. National Highway Authority of India is implementing highways projects totaling 12,529 million including the Golden Quadrilateral Projects, which is publically funded by taxes levied on petrol and diesel fuel sales. .    The company, using its network of infrastructure building partners, has strategically positioned itself to be frontrunners in acquiring these types of highway construction contracts.    The National Highway Authority has pre-qualified the company to bid on construction contracts with values up to 116 million. The company has been awarded a National Highway Authority contract for 24.36 million which is eligible to expand by 10.44 million in additional contracts acquisitions.     Also, the following companies have joined Scrion in expanding its’ service delivery capability:

•	Systems America Inc.: An established and leading American company engaged in construction and development of infrastructure projects, which will support SIPL in large highways projects.

•
MECON Limited: A public enterprise having vast experience in engineering and turnkey execution of civil construction and infrastructure projects that will assist SIPL in  undertaking projects within the GCC countries on turnkey basis

•
Hindustan Steelworks Construction Limited (“HSCL”): A Government undertaking having vast experience in turnkey execution of civil construction and infrastructure projects and will assist SIPL  participate in various  NHAI contracts in Maharashtra and Madhya Pradesh each valuing 225 million US dollars

SIPL has successfully completed various infrastructure projects with the following strategic partners:

•	National highway Authority of India

•	Projects on BOT basis

•	National Thermal Power Corporation

•	Maharashtra Jeevan Pradhikaran

•	Western Coalfields Limited

•	Larsen and Tubro Limited

•	Public Works Department

•	Nagpur Municipal Corporation

•	Nagpur Improvement Trust

•	Bharat Heavy Electricals Limited

•	Hindustan Steelworks Construction Limited

•	Pradhan Mantri Gram Sadak Yojana

The Company’s registration with the following entities reflects its technical expertise, project execution capabilities and reliability:

•	Central Public Works Department

•	National Building Construction Corporation Limited

•	Engineers Project India Limited

•	Mecon

•	Hindusthan Construction Limited

•	National Project Construction Limited

•	Sardar Sarovar Narmada Nigam Limited

•	R & B Division, Amveli

•	Nagpur Municipal Corporation

•	Nagpur Improvement Trust

The Company’s registration with the following entities reflects its technical expertise, project execution capabilities and reliability:

•	Central Public Works Department

•	National Building Construction Corporation Limited

•	Engineers Project India Limited

•	Mecon

•	Hindusthan Construction Limited

•	National Project Construction Limited

•	Sardar Sarovar Narmada Nigam Limited

•	R & B Division, Amveli

•	Nagpur Municipal Corporation

•	Nagpur Improvement Trust

e) Risks and Threats

•
The industry is highly governed by the political environment and economical policies prevalent within the country since significant portion of infrastructure spending originates from the Government. Any adverse change in the policies may slow down the Government’s commitment towards Infrastructure development.

•	Competition:

Foreign Competition – The Government has opened the sector to foreign companies who can bid on projects on their own, or through joint ventures with domestic companies. This could create more competition in the future.

Domestic Competition - The Company faces two types of competition in the domestic sector:

(i)	Competition from the local development companies in and around their state, typically this is applicable to low value contracts.

(ii)
Marketing / Business Development - Construction contracts for infrastructure in India are offered by the Government sector, Central Government and the State Governments. Funds for these are allocated through their budgetary support as well as through international and domestic financial institutions such as World Bank, Asian Development Bank, Japan Bank for International co-operation, Housing & Urban Development Corporation, National Bank for Agricultural & Rural Development, etc. In view of the nature of our market, the major sources of information of ensuing tenders for construction contracts are newspapers and government gazettes. In addition to these, construction contracts are also offered by the private sector.

f) Strengths and Opportunities

•	The Company is an integrated construction and infrastructure development company with front-end civil engineering and design skills.

•	The Company has sufficient internal resources, technology and human capital that will. that enables us to pre-qualify for major contract solicitations.

•	The Company leverages its’ key relationships with national and international organizations for use of specialized resources whenever the market dictates.

•
The Company has a diverse service capability ranging from water and sewer management, to ,  installing power transmission lines, construction of roads, housing complexes, airport and  sea port construction, cement plant operations, canal  excavation projects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of preparation

The financial statements for the years ended March 31, 2006, 2007 and for the period ended March 7, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’). The significant accounting policies adopted by Sricon, in respect of these financial statements, are set out below.

These Financial statements have been prepared in US Dollars (USD), the national currency of United States of America.

b) Foreign Currency Translation

The accompanying financial statements are reported in U.S. dollars. The Indian rupee is the functional currency for the company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using exchange rates prevailing on the date of transaction. Gains or losses resulting from foreign currency transactions are included in the statement of income. Share Capital issued has been recorded at historical rates whereas those existing on March 31, 2004 have been translates at the rates prevailing on that date.

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year end rate (Balance sheet rate)
2005-06	INR 44.18 per USD	INR 44.48 per USD
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD

c) Revenue recognition

Sales and services include adjustments made towards liquidated damages, price variation and charges paid for discounting of receivables arising from construction/project contracts on a non-recourse basis, wherever applicable.

Revenue is recognized based on the nature of activity when consideration can be reasonably measured and there exists reasonable certainty of its recovery.

Revenue from sale of goods is recognized when substantial risks and rewards of ownership are transferred to the buyer under the terms of the contract.

Revenue from construction/project related activity and contracts for supply/commissioning of complex plant and equipment is recognized as follows:

a)	Cost plus contracts: Contract revenue is determined by adding the aggregate cost plus proportionate margin as agreed with the customer and expected to be realized.

b)
Fixed price contracts: Contract revenue is recognized using the percentage completion method. Percentage of completion is determined as a proportion of cost incurred-to-date to the total estimated contract cost. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable

Full provision is made for any loss in the period in which it is foreseen.

Revenue from property development activity is recognized when all significant risks and rewards of ownership in the land and/or building are transferred to the customer and a reasonable expectation of collection of the sale consideration from the customer exists.

Revenue from service related activities and miscellaneous other contracts are recognized when the service is rendered using the proportionate completion method or completed service contract method.

d) Use of estimates

The preparation of financial statements in conformity with US GAAP requires the use of management estimates and assumptions that affect the amounts reported. These estimates are based on historical experience and information that is available to management about current events and actions that the Company may take in the future. Significant items subject to estimates and assumptions include revenue recognition, the useful lives and the evaluation of impairment of property and equipment, the income tax, the contingencies and the provision for impairment of receivables and advances. Actual results could differ from these estimates.

e) Joint venture

The Company’s interest in jointly controlled entities is initially recognized at cost.

f) Restricted cash

Restricted cash consists of deposits pledged with various government authorities and deposits restricted as to usage under lien to banks for guarantees and letters of credit given by the Company. The restricted cash is primarily invested in time deposits with banks.

g) Cash and cash equivalents

Cash includes cash in hand, cash with banks and cash equivalents, which represent highly liquid deposits with an original maturity of ninety days or less. All the investments which include government securities are classified as non current investments (refer Note 2 (j)).

h) Accounts receivable

Accounts receivables are recorded at the invoiced amount. Account balances are written off when the company believes that the receivables will not be recovered. The company’s bad debts are included in selling and general administrative expenses. The company did not recognize any bad debts during the year ended March 31, 2006, 2007 and March 7, 2008, respectively.

i) Investments

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Investments generally comprises of fixed deposits with banks.

j) Inventories

Inventories primarily comprise finished goods, raw materials, work in progress, stock at customer site, stock in transit, components and accessories, stores and spares, scrap, residue and real estate. Inventories are stated at the lower of cost or estimated net realizable value.

The Cost of various categories of inventories is determined on the following basis:

Raw Material are valued at weighted average of landed cost (Purchase price, Freight inward and transit insurance charges), Work in progress is valued as confirmed, valued & certified by the technicians & site engineers and Finished Goods at material cost plus appropriate share of labor cost and production overhead. Components and accessories, stores erection, materials, spares and loose tools are valued on a First-in-First out basis. Real Estate is valued at the lower of cost or net realizable value.

k) Property and equipment

Property and equipment is stated at historical cost, net of accumulated depreciation. All direct costs relating to the acquisition and installation of property and equipment are capitalized

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Category	Years
Buildings	25
Plant and Machinery	20
Computer Equipment	3
Office Equipment	5
Furniture and Fixtures	5
Vehicles	5
Leasehold Improvements	Over the period of lease or useful life (if less)

Assets individually costing INR 5 (equivalent to USD 0.124 as at March 7, 2008) or less are fully depreciated in the year of purchase.

Land is not depreciated.

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

Gains and losses arising from retirement or disposal of property and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the statement of operations on the date of retirement and disposal.

Costs of additions and substantial improvements to property and equipment are capitalized. The costs of maintenance and repairs of property and equipment are charged to operating expenses.

l) Asset retirement obligations

Asset retirement obligations associated with the Company’s leasehold land are subject to the provisions of FAS No. 143 “Accounting for Asset Retirement Obligations” and related interpretation, FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” . The lease agreements entered into by the Company may contain clauses requiring restoration of the leased site at the end of the lease term and therefore create asset retirement obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value of each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

m) Foreign currency transactions

Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency Indian Rupees at the rates of exchange in effect at the balance sheet date. Transactions in foreign currencies are recorded at rates ruling on the transaction dates. Gains or losses resulting from foreign currency transactions are included in the statement of operations.

n) Operating leases

Lease payments under operating leases are recognized as an expense on a straight-line basis over the lease term.

o) Capital leases

Assets acquired under capital leases are capitalized as assets by the Company at the lower of the fair value of the leased property or the present value of the related lease payments or where applicable, the estimated fair value of such assets. Amortization of leased assets is computed on straight line basis over the useful life of the assets. Amortization charge for capital leases is included in depreciation expense.

p) Impairment of long – lived assets

The Company reviews its long-lived assets, including identifiable assets with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings and material adverse changes in the economic climate. For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or asset Company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. For assets the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets. Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows.

q) Borrowing costs

(i) Capitalized interest

The interest cost incurred for funding a qualifying asset during the construction period is capitalized based on actual investment in the asset at the average interest rate. The capitalized interest is included in the cost of the relevant asset and is depreciated over the estimated useful life of the asset.

(ii) Debt issue expenses

The Company defers and amortizes debt issue expenses over the term of the related borrowing based on the effective interest method.

r) Provision for Warranties and Liquidated Damages

The company recognizes warranty claims and liquidated damages as and when they are probable/ incurred. In past years the company does not have any material warranty claims. The liquidated damages recognized during year ended March 31, 2006, 2007 and for the period ended March 7, 2008 are USD 21, 21 and Nil respectively. The liquidated Damages are included in cost of revenue.

s) Employee benefits

(i)  Retirement Plans (Gratuity Plan)

In accordance with Indian law, the Company provides for gratuity obligations through a defined benefit retirement plan (the ‘Gratuity Plan’) covering all employees. Under the Gratuity Plan, a lump sum payment to vested employees is made at retirement or termination of employment based on the respective employee’s salary and the number of years of employment with the Company. The Company provides for the Plan based on actuarial valuations in accordance with FAS No. 87, “Employers’ Accounting for Pensions”.

(ii) Provident Fund and employees’ state insurance schemes

In accordance with Indian law, all employees of the Company are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employees and the employer make monthly contributions to the plan at a predetermined rate (presently 12.0%) of the employees’ basic salary. These contributions are made to the fund administered and managed by the Government of India (GoI). In addition some employees of the Company are covered under the employees’ state insurance schemes, which are also defined contribution schemes recognized by the Indian Revenue Authorities, and are administered through the GoI.

The Company’s contributions to both these schemes are expensed in the statement of operations. The Company has no further obligations under these plans beyond its monthly contributions.

(iii) Compensated absences

The employees of the Company are entitled to be compensated for absences based on the unused leave balance and the last drawn salary of the respective employees. The Company has provided for the liability on account of compensated absences in accordance with FAS No. 43, “Accounting for Compensated Absences”.

t) Income taxes

In accordance with the provisions of FAS 109, “Accounting for Income Taxes”, income taxes for the years ended March 31, 2006, 2007 and for the period ended March 7, 2008 are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period in which the change is enacted. Based on management’s judgment, the measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which it is more likely than not that some portion or all of such benefits will not be realized.

u) Pre-operating costs

Pre-operating costs represent certain marketing and administrative expenses incurred prior to the commencement of commercial operations of the new line of business. These costs are expensed as incurred.

v) Earnings per share

In accordance with FAS 128, “Earnings Per Share”, a basic earnings per equity share is computed using the weighted average number of equity shares outstanding during the period. Diluted earnings per equity share are computed using the weighted average number of common and dilutive common equivalent equity shares outstanding during the period except where the result would be anti-dilutive.

w) Recent accounting pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

x) Reclassification

Certain items previously reported in specific captions of the financial statements have been reclassified to conform to the current year’s presentation.

3. INVESTMENT IN JOINT VENTURES

The company has entered into a joint venture dated March 24, 2005 with Hindustan Steel Works Limited having a participation of 49% and 51%, respectively for the purpose of preparation and submitting the bids and executing the contract works in the name of HSCL – SIPL (JV) for National Highway Authority of India. The principal objective of joint venture is construction of a four lane highway from km marker 94,000 to km 123,000 of the Nagpur – Hyderabad Section of NH-7 in the State of Maharashtra.

The above said Joint Venture Agreement was amended by an agreement dated 28th September 2007 wherein the percentage of profit sharing was amended to 98.75 % for the Company and 1.25% for HSCL and in case of any loss , the same shall be borne by the Company in entirety .In view of the Company’s predominance in Joint Venture, the audited financial statements of the Joint Venture for the period ended 7th March 2008 was  in the Company’s statements. HSCL’s share of Joint Venture profit amounting to USD 6 in thousands has not been provided pending the completion of the project under Joint Venture.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of	As of
Particulars	March 31, 2007	March 7 2008
Land	$45	$17
Buildings	49	290
Plant & Machinery	5,468	6,005
Computers	58	84
Furniture and Fixture	56	76
Office equipment	25	34
Vehicles	165	173
Leasehold Improvements	160	175
Asset under Construction	-	16
Total	$6,026	$6,870
Less: Accumulated depreciation	1,123	1543
Net	$4,903	$5,327

Plant & Machinery included plant & machinery and commercial vehicles acquired under capital leases amounting to USD 2,372 and 2,530 as of March 31, 2007 and March 7, 2008, respectively.

The gross carrying amounts of fully depreciated assets included in the overall balance of property and equipment above, which were still in active use, are as follows:

	As of	As of
Particulars	March 31, 2007	March 7, 2008
Furniture and Fixture	$19	$28
Office equipment	11	12
Computers	17	33
Vehicles	86	104

Total	$133	$177

All property and equipment of the Company have been pledged as collateral for its secured borrowings.

5. INCOME TAXES

The Company accounted for the deferred tax assets and liabilities as of March 31 2006, 2007 and March 7, 2008, on the temporary differences.

The primary components of the income tax expense were:

	Year ended March 31,		Period ended March 7,
	2006	2007	2008
Current Tax Expense	$145	$278	$716
Deferred Tax Expenses / (Income)	34	79	30
Income Tax Expense / (Income)	$179	$357	$746

The reconciliation between the provisions for income tax to the amount computed by applying the statutory income tax rate to the income before provision for income tax is summarized below:

	Year ended March 31,		Period ended March 7,
	2006	2007	2008
Net Income before Taxes	$668	$779	$3,144
Enacted Tax Rates in India	33.6600%	33.9900%	33.9900%
Computed Tax Expense / (Income)	(225)	(265)	1069
Increase / (reduction) in taxes on account of:
Effect of changes in tax rate	(12)	1	---
Timing Differences	416	620	(323)
Income tax expense / (income) reported	$(179)	$(357)	$746

The components that gave rise to deferred tax assets and liabilities included in the balance sheet were as follows:

	As of	As of
	March 31, 2007	March 7, 2008
Deferred Tax Assets
Retirement Benefits	$11	$17
	11	17
Deferred Tax Liabilities
Property and equipment	(549)	(620)
	(549)	(620)
Net deferred tax liability	$(538)	$(603)

6. SHORT TERM BORROWINGS AND CURRENT PORTION OF LONG TERM DEBT

	As of	As of
	March 31, 2007	March 7, 2008
Secured	$2,069	$1,571
Unsecured	278	351
Total	2,347	1,922
Add:
Current portion of long term debt	1,299	3,810
Total	$3,646	$5,732

The above-secured borrowings were secured by collateralization against the company’s inventory and receivables.

The details of unused lines of credit (Cash credit) were as follows:

	As of	As of
	March 31, 2007	March 7, 2008
Secured	$109	$--

7. EMPLOYEE BENEFITS

Retirement (Gratuity plan):

The measurement dates for the Company’s Gratuity Plan were March 31, 2007 and March 7, 2008. The following table sets forth the changes in the projected benefit obligation and amounts recognized in the Company’s balance sheet as of the respective measurement dates:

	As of	As of
	March 31, 2007	March 7, 2008
Change in Projected Benefit Obligation
Accumulated Benefit Obligation	$13	$22
Projected Benefit obligation at the beginning of the year	22	31
Current Service Cost	3	5
Interest Cost	2	2
Benefits paid	—	—
Actuarial (gain)/ loss	2	5
Projected Benefit obligation at the end of the year	29	43
Net amount recognized	$29	$43

The components of the net gratuity cost were as follows:

	For Year Ended		For Period ended
	March 31, 2006	March 31, 2007	March 31, 2007
Current Service Cost	$2	$3	5
Interest Cost	1	2	2
Recognized actuarial (gain)/loss	(5)	(2)	5
Net Gratuity Cost	$(1)	$2	12

The net gratuity accrued liabilities, were as follows:

	As of	As of
	March 31, 2007	March 7, 2008
Net Gratuity Liability	$29	$43

The weighted average assumptions used to determine the benefit obligations and the net periodic cost were as follows:

	Year ended	Period ended
	March 31, 2007	March 7, 2008
Discounting Rate	$8.00%	$8.00%
Rate of Compensation increase	5.50%	5.50%

Actuarial gains and losses are recognized as and when incurred. The Company has not recognized any of the following as of March 31, 2006, 2007 and March 7, 2008:

•	unamortized prior service cost

•	unrecognized net gain or loss

•	the remaining unamortized, unrecognized net obligation existing at the initial date of application of FAS 87 or FAS 106; and

•	any intangible asset and the amount of accumulated other comprehensive income recognized pursuant to paragraph 37 of FAS 87, as amended.

The estimated amounts of gratuity benefits expected to be paid in each of the next 5 years and in the aggregate for 5 years thereafter, are as follows:

As of
March 7, 2008
Year Ending March 31, 2009	$1
Year Ending March 31, 2010	3
Year Ending March 31, 2011	4
Year Ending March 31, 2012	4
Year Ending March 31, 2013	5
Year Ending March 31, 2014 - 18	26
Total	$43

Actuarial gains and losses are recognized as and when incurred. The Company has not recognized any of the following as of March 31, 2006, 2007 and March 7, 2008:

•	unamortized prior service cost

•	unrecognized net gain or loss

•	the remaining unamortized, unrecognized net obligation or net asset existing at the initial date of application of FAS 87 or FAS 106; and

•	any intangible asset and the amount of accumulated other comprehensive income recognized pursuant to paragraph 37 of FAS 87, as amended.

c) Provident Fund

The Company’s contribution towards the Provident Fund amounted to USD 14, 12 and 20 for the years ended March 31, 2006, 2007 and March 7, 2008, respectively.

3. LONG TERM DEBT

Long-term debt comprises:

	As of	As of
	March 31, 2007	March 7, 2008
Secured	$	$
Term loans	1,568	3,522
Loan for assets purchased under capital lease	1,913	1,552
Total	3,481	5,074
Less: Current portion (Payable within 1 year)	1,299	3,810
Total	$2,182	$1,264

The secured loans were collateralized by:

•	Unencumbered Net Asset Block of the Company

•	Equitable mortgage of properties owned by promoter directors/ guarantors

•	Term Deposits

•	Hypothecation of receivables, assignment of toll rights

•	First charge on Debt-Service Reserve Account

The scheduled repayments of the long term debts during the next 5 years and beyond are as follows:

As of
Year ended March 31,	March 7, 2008
2009	$3,810
2010	385
2011	23
2012	24
2013 and beyond	832
Total	$5,074

The details of unused secured term loans are as follows:

	As of	As of
	March 31, 2007	March 7, 2008
Term Loans	$2,376	$ ----

The amounts payable for the capital lease obligation would be 828, 385, 23, 24 and 27 for the years ending March 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Under the loan agreements, the company must maintain, among other things, certain specified financial ratios, with which the company was in compliance as of March 7, 2008.

4. DIVIDENDS

Final dividends proposed by the Board of Directors will be payable when formally declared by the shareholders, who have the right to decrease but not increase the amount of the dividend recommended by the Board of Directors. Interim dividends will be declared by the Board of Directors without the need for shareholders’ approval.

Dividends payable to equity shareholders will be based on the net income available for distribution as reported in the Company’s financial statements prepared in accordance with Indian GAAP. Dividends can only be declared and paid in Indian Rupees and/or converted into foreign currency for an equivalent amount in cases where dividend is permitted to be repatriated.

Under the Indian Companies Act 1956, dividends may be paid out of the profits of a company in the year in which the dividend is declared or out of the undistributed profits of previous fiscal years. Before declaring a dividend greater than 10% of the par value of its equity shares, a company is required to transfer to its reserves a minimum percentage of its profits for that year, ranging from 2.5% to 10%, depending on the dividend percentage to be declared in such year. Dividends can be distributed out of the general reserve in case of a loss or inadequacy of current distributable profits. Presently, the Company is required to pay dividend tax on the total amount of the dividend declared, distributed or paid at the specified tax rate including surcharge (applicable tax rate is 16.99% as at March 7, 2008).

The Company has not paid any dividends from inception through March 7, 2008.

Under the agreements with the lenders, lender specific permission will be required in certain cases for distributing dividends. The company has an outstanding secured loan of USD 2.83 million from the Bank of India wherein as per the terms of sanction, the company has submitted a stamped undertaking to the Bank; the company shall not without the Banks written permission declare dividend for any year except out of the profits relating to that year after meeting all the financial commitments to the bank and making all dues and necessary provisions.

5. DONATIONS

Donations were made to premier educational institutions and others amounting to USD 5, 7 and 8 for the years ended March 31, 2006, 2007 and March 7, 2008, respectively and were included in selling, general and administration expenses in the statements of operations.

6. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the following related parties.

Key management personnel:

     Mr. R.L Srivastava

     Mr. S.P Srivastava

     Mrs.I.R Srivastava

     Mr. Ram Mukunda

     Other related parties (entities which are controlled or significantly influenced by the key management personnel and their close relatives)

     Biharilal Srivastava

     Gulablal Srivastava

     Ramdularidevi Srivastava

     R. D. Srivastava

     Vijayshaker Srivastava

     Aurobindo Laminations Limited

     Narbada Finance & Leasing Private Limited.

     Vijay Engineering Enterprise Private Limited

     Srivastava Construction Company

     Reaselack Polymers Private Limited

     Srivastava Hi-Tech Pro-Oil Complex Priavte Limited

     Bhalchandra Finance & Leasing Company Limited

     The transactions and balances with the following related parties are described below:

	Year ended March 31, 2006
	Key Management	Other Related
Relationship	Personnel	Parties
Fund Transferred	$—	$437
Fund Received	—	(913)
Purchase of Assets	(39)	(2)
Sale/transfer of Assets	—	1
Employee related transaction by the Company	—	1
Employee related transaction for the Company	—	(2)
Expenses incurred by the Company	168	818
Expenses incurred for the Company	(63)	(9)

	Year ended March 31, 2007
	Key Management	Other Related
Relationship	Personnel	Parties
Fund Transferred	$—	$780
Fund Received	—	(1,258)
Purchase of Assets	—	—
Sale/transfer of Assets	—	1
Employee related transaction by the Company	—	—
Employee related transaction for the Company	—	—
Expenses incurred by the Company	634	150
Expenses incurred for the Company	$(172)	$(73)

	Period ended March 7, 2008
	Key Management	Other Related
Relationship	Personnel	Parties
Fund Transferred	$1474	$2,247
Fund Received	(879)	(510)
Purchase of Assets	—	—
Sale/transfer of Assets	—	30
Employee related transaction by the Company	4	5
Employee related transaction for the Company	—	(31)
Expenses incurred by the Company	52	58
Expenses incurred for the Company	$(76)	$(38)

Purchase & sale/ transfer of assets – included primarily purchase & sale/ transfer of Plant and Machinery for and by the key management personnel, joint venture and other related parties.

Employee related transactions – included primarily salary, wages and other allowances to employees, traveling and boarding expenses incurred for and by joint venture and other related parties.

Expenses incurred – included primarily cost of sales and selling, general & administrative expenses incurred for and by joint venture and other related parties.

Transactions with related parties were at competitive market prices as charged to unaffiliated customers for similar services or charged by other suppliers.

7. SEGMENT INFORMATION

The Company follows the provisions of SFAS No 131 “Disclosure about Segments of an Enterprise and Related Information”. SFAS No 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company operates in a single infrastructure construction segment.

13. COMMITMENTS AND CONTINGENCIES

The company has to observe the laws, government orders and regulations of the state in which they operate. A number of them are currently involved in administrative proceedings arising out of the normal conduct of their business. In the opinion of management, however, the outcome of these actions will not materially affect the financial position, result of operations or cash flow.

Commitments

a) Capital commitments

The estimated amount of contracts remaining to be executed on capital account not provided for as on March 31, 2006, March 31, 2007, March 7, 2008 are USD zero.

b) Guarantees

The Company had outstanding financial / performance bank guarantees of USD 4,116, USD 153 and USD 1,364 as of March 31, 2006, March 31, 2007 and March 7, 2008.

Contingencies

a)
The company was awarded a contract from National Highway Authority of India (‘NHAI’) in 2004-05, for restoring the Jaipur – Gurgaon National Highway 8. The total contract value was USD 5.10 million to be completed in 9 months. The entire stretch of the site was handed over on piecemeal basis without any defined schedule in contravention with contractual provisions and approved construction program and methodology. This has resulted in additional costs due to additional deployment of resources for prolonged period. Thus, the company invoked the escalation clause of the contract and filed a claim of USD 8.16 million. The dispute has been referred to arbitration. The company has not recognized the claim amounts on its books.

b)
The company was awarded a contract from National Highway Authority of India (‘NHAI’) in 2001-02 for construction of a four lane highway on the Namkkal bypass on National Highway 7, in the state of Tamilnadu. The total contract value was USD 4 million and the construction was to have been completed by November 30, 2002. The escalation and variation claim of USD 5.27 million is pending with NHAI. An arbitration process was initiated on July 3, 2007. The company has not recognized the claim amounts on its books.

14. CONCENTRATION OF CREDIT RISK

The Company is concentrated on projects undertaken by government and government enterprises.

Company’s business therefore requires that we continue to maintain pre-qualified status with key clients and we are not disqualified from future projects that these clients may award. Company’s major clients vary from period to period depending on the demand and the completion schedule of projects. The loss of a significant client or a number of significant clients or projects from such clients for any reason, including as a result of disqualification or dispute, may have an adverse effect on Company’s results of operations.

15. VENDOR RISK

The Company is significantly affected by the availability, cost and quality of the raw material  and fuel, which we need to construct and develop Company’s projects. The prices and supply of raw materials, bought out items and fuel depend on factors not under Company’s control, including general economic conditions, competition, production levels, transportation costs and import duties. Although we generally provide for price contingencies in Company’s contracts to limit Company’s exposure, if, for any reason, Company’s primary suppliers of raw materials, bought out items and fuel should curtail or discontinue their delivery of such materials to us in the quantities we need or at prices that are competitive or expected by us, Company’s ability to meet Company’s material requirements for our projects could be impaired, Company’s construction schedules could be disrupted, or Company’s earnings and business could suffer. Additionally, we rely on manufacturers and other suppliers and do not have control over the quality of products they supply, which may adversely affect the quality and workmanship of Company’s projects.

16. SUBSEQUENT EVENTS

On March 14, 2008, the company has allotted 4,041,776 equity shares @ USD 6.30 per equity share to India Globalization Capital, Mauritius (“IGC”) against the total consideration of 25.48 million. IGC has also purchased 12% equity from the promoters resulting in a 63% post investment ownership by IGC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Techni Bharathi Limited:

We have audited the accompanying  balance sheets of Techni Bharathi Limited as of March 7, 2008, and as of March 31, 2007 and the related  statements of operations, stockholders' equity and  cash flows for the period ended March 7, 2008, and years ended March 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly , in all material respects, the financial position of Techni Bharathi Limited, Cochin, India as of March 7, 2008, and as of March 31, 2007 and the results of its  operations, stockholders' equity and cash flows for the period ended March 7, 2008, and years ended March 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

/s/ Yoganandh & Ram
YOGANANDH & RAM

Chartered Accountants
Independent Auditors registered with
Public Company Accounting Oversight Board (USA)

Chennai, India, 2008

Techni Bharathi Limited
 BALANCE SHEETS
(Amounts in Thousand US Dollars)

	March 31,	March 7,
Assets	2007	2008
Current Assets
Cash & Cash Equivalents	$1,208	$736
Accounts Receivable	43	1,663
Inventories	1,284	1,428
Restricted Cash	---	5
Prepaid and Other Assets	1,231	271
Due from Related Parties	218	63
Total Current Assets	3,984	4,166

Investment-Others	72	74
Property, Plant & Equipment (net)	2,265	1,979
Deferred Tax Asset	199	126
Restricted Cash & Cash Equivalents	371	185
Other Assets	207	1,399
Total Assets	$7,098	$7.929
Liabilities and Shareholder’s Equity
Current Liabilities
Short Term Borrowings and current portion of long term loan	6,079	2,437
Trade Payable	1,502	2,222
Other Current Liabilities	144	740
Total Current Liabilities	7,725	5,399
Long Term Debts, net of current portion	2,333	----
Other Liabilities	58	2,103
Advance from Customers	1,877	824
Total Liabilities	11,993	8,326
Share Holders Equity
Common Stock	988	988
Preferred Stock	----	1,182
Money received pending Allotment	----	1,940
Additional Paid in Capital	199	199
Retained Earnings	(5,948)	(3,960)
Accumulated Other Comprehensive Income/(Loss)	(134)	(746)
Total Stockholders Equity	(4,895)	(397)
Total Liabilities and Shareholder’s Equity	$7,098	$7.929

The accompanying notes form an integral part of the financial statements.

Techni Bharathi Limited
 STATEMENTS OF OPERATIONS
(Amounts in Thousand US Dollars)

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 7,
	2006	2007	2008
Revenue	$2,285	$4,318	$5,321
Cost of Revenue	(2,567)	(2,656)	(4,711)
Gross (Loss) / Profit	(282)	1,662)	(610)
Selling, General & Administration Expenses	(615)	(458)	(246)
Depreciation	(513)	(207)	(447)
Operating (Loss) / Income	(1,410)	997)	(83)
Interest Income(net)	49	16	40
Interest Expenses(net)	(1,524)	(1,144)	(473)
Other Income	516	532	2,761
Net operating (loss) / income before income taxes	(2,369)	401)	2,245
Income Tax Income	67	140	(86)
Fringe Benefit Tax Expense	(5)	(5)	----
Provision for Preference Dividend			(152)
Provision for Tax on Preference Dividend			(19)
Net (Loss) / Income	$(2,307)	$536	$1,988
(Loss) / Earnings per Share
Basic	$(0.54)	$0.13	$0.46
Diluted	$(0.54)	$0.13	$0.22
Weighted average number of common shares outstanding:
Basic	4,287,500	4,287,500	4,287,500
Diluted	4,287,500	4,287,500	9,089,928

The accompanying notes form an integral part of the financial statements.

Techni Bharathi Limited
 STATEMENTS OF OPERATIONS
(Amounts in Thousand US Dollars)

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 7,
	2006	2007	2008
Cash flows from operating activities
Net (Loss) / Income	$(2,307)	$536	$1,988
Adjustments to reconcile net Income
to net cash from operating activities
Depreciation	506	207	447
Deferred Tax Expense / (Income)	(87)	(192)	86
Loss on sale on property and equipment-net	119	3	--
Loss on sale of Investment-net		—	—
Other non cash expenditure	268	219
Changes in Assets and liabilities
Restricted cash	279	219	207
Accounts Receivable	1,010	261	(1,629)
Inventories	274	2,898	(59)
Prepaid and other Assets	385	—	1,049
Long term other assets	(134)	(12)	(1,186)
Accounts Payable	(71)	937	625
Other Current Liabilities	-	-	591
Advance from Customer	(978)	(214)	(1,185)
Other liabilities	(21)	85	2,,056
Net cash (used in) provided by operating activities	(757)	4,947	2,990
Cash flow from Investing Activities
Purchase of property and equipment	(4)	(3)	(7)
Proceeds from sale of property and equipment	433	13	--
Purchase of Investments	—	—	---
Proceeds from Sale of Investments	125	401	----
Net cash provided by Investing activities	554	411	(7)
Cash flow from Financing Activities
Debts – net	199	(4,275)	(6,581)
Due to related parties, net	---	----	170

Issue of Preferred Stock	---	----	1,182
Money received pending allotment	---	----	1,940
Net Cash provided by (used in) financing Activities	199	(4,275)	(3,289)
Effect of exchange rate on cash equivalents	(9)	56	167,
Net (decrease) increase in cash and cash equivalents during the year	(4)	1,083	(472)
Add: Balance at beginning of year	82	69	1,208
Balance at end of the year	$69	$1,208	$736

The accompanying notes form an integral part of the financial statements

Techni Bharathi Limited
 STATEMENTS OF OPERATIONS
(Amounts in Thousand US Dollars)

	Common Stock		Preferred Stock
	Shares	Par value	Shares	Par value	Money received pending allotment	Additional Paid in Capital	Retained Earnings	Accumulated other Comprehensive Income/(Loss)	Total
Balance as of March 31, 2005	428,750	$988				$199	$(4,177)	$(42)	$(3,032)
Net Loss for the period	-	-				-	(2,307)	-	(2307)
Loss on Foreign Currency Translation	-	-				-	-	(99)	(99)
Balance as of March 31, 2006	428,750	988				199	(6,484)	(141)	(5438)
Net Income for the period						-	536	-	536
Gain on foreign currency translation						-	-	7	7
Balance as of March 31, 2007	4,287,500	988				199	(5,948)	(134)	(4,895)
Net Income for the period	-	-				-	1,988	-	1,988
Gain on foreign currency translation						-	-	(612)	(612)
Issue of Preferred Stock			5,000,000	1,182					1,182
Money received pending allotment					1,940				1,940
Balance as of March 7, 2008	4,287,500	$988	5,000,000	$1,182	$ 1,940	$199	$(3,960)	$(746)	$(397)

The accompanying notes form an integral part of the financial statements.

TECHNI BHARATHI LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS

Amounts in Thousand US Dollars, except share data and as stated otherwise

1. BACKGROUND

a) Incorporation and History:

Techni Bharathi Limited (“TBL”) was incorporated in the year 1982 by a team of enterprising technocrats who, inspired by the revolutionary ideas in the field, started pursuing the goal of becoming a world-class construction specialist. For TBL, the first decade was a period of learning. The TBL team worked vigorously on projects of moderate size, finding new ways to build without compromising on quality, designing innovative building methods and charting out cost-effective construction formulas.

The Year 1991 witnessed the company’s first foray into the strategic construction arena when Kudremukh Iron Ore Company Limited (a leading Government of India Company) assigned TBL for the construction of the Lakhya Dam. Since then TBL has been  engaged in engineering construction contracts for national infrastructure development such as highways, bridges, dams, hydro electric projects and rail roads.

b) Description of Business:

The various construction activities taken up by the company are as follows:

•	Roads and Bridges

•	Mechanized Earthworks

•	Hydro Electric Projects

•	High Rise Building Complexes and Townships

•	Dams and Tunnels

•	Irrigation Projects

•	Rail Road Construction

c) Industry Overview

India’s construction industry is estimated over $ 28 billion, which accounts for more than 6% of the country’s Gross Domestic Product (GDP). This industry is the largest employer in India which is almost 32 million workers. The sector is riding on a high growth pattern, powered by large government subsidized expenditures, which is evidenced by newly constructed highways, dams, power plant and pipelines. Ancillary sectors such as power, transportation, petroleum and urban development are contributing to the high growth rates in the infrastructure building industry. are Power, Transport, Petroleum and urban Infrastructure.

To illustrate India’s shared economic optimism among country leaders, Indian Prime Minister Dr. Manmohan Singh, while addressing the Finance Ministers of ASEAN countries at the Indo ASEAN Summit in New Delhi, forecasted  that India requires  $150 billion at the rate of  $15 billion per annum over the next 10 years. The current rate of U.S. Foreign Direct Investment in India is estimated at $5 billion per year.. It is further estimated that more than 50% of  future FDI’s will be earmarked for Infrastructure, Telecom, and Power projects.

Another example of India’s infrastructural growth is the Golden Quadrilateral, which is one of the largest highway projects under current development. It now has approximately 4,500 miles with and an  impressive 13,300 miles of north-south corridors.   Legislation is underway to build many miles of East and West Coast corridors.

The Nodal Agencies (NHAI, NTPC, NHPC, and PGCL, which specializes in alternative energy sources,  has ambitious development plans in the near future .The value of overseas projects, under construction by Indian Companies are conservatively estimated to be nearly $4.2 billion U.S. dollars , which covers major markets including  Malaysia, Middle East, and East Africa. The Industry is led by an intensely competitive environment, which is characteristic of larger and mature markets such as the United States and Japan. No single alternative energy company  controls  the overall market.

The Infrastructure Budget of the Government for the 10th Plan (FY 02-07) is as follows

(USD in Millions)
Sector	FY20 01-04	FY20 04-07
Roads	$7,656.61	$14,617.16
Power	9,280.74	19,721.57
Oil & Gas	8,816.70	15,313.22
Ports/ Airports/ Shipping	2,088.16	3,712.29
Railways	7,424.59	11,136.89
Telecom	15,313.22	16,937.35
Total	$50,580.02	$81,438.48

     The Outlay for the Central Sector Roads alone is $12,642.69 million. The position of on-going Road Projects in India is as under:

		Total Value
Funding Agency/Source	No. of Projects	USD in Millions
NHAI	50	$2,218.46
World Bank	15	1,043.20
Asian Development Bank	8	290.14
Annuity	8	546.10
BOT	7	768.90
Total	88	$4,866.80

d) Business

TBL has been in operations for more than two decades, executing  engineering contracts throughout the country. It’s primary  focus is large infrastructure contracts. The company is led  by Mr. V. C. Antony and his son, Mr. Jortin Anthony.

TBL’s main objective is to establish a strong presence in the infrastructure development market, engaging in  Roads and highways, Earthen and Rock Fill Dam, Civil Works including tunneling in Hydro Electric Projects, Construction of Canals, Civil and structural works, Rail/Road construction, Airport Construction and Real Estate development. The company has won  various NHAI projects and has successfully completed all  contracts within time and cost requirements.

TBL is a closely held Public Limited Company incorporated under the Indian Companies Act of  1956.  The  shares are largely held by V C Anthony, Mr. Jortin Anthony and a close group of other investors. TBL often participates in joint venture bids, namely, Tantia-TBL joint , BEL-TBL, and Valecha-TBL joint ventures.

e) Risks and Threats

•
The industry is highly governed by the political environment and economical policies prevalent within the country since significant portion of infrastructure spending originates from the Government. Any adverse change in the policies may slow down the Government’s commitment towards Infrastructure development.

•	Competition:

Foreign Competition – The Government has opened the sector to foreign companies who can bid on projects on their own, or through joint ventures with domestic companies. This could create more competition in the future.

Domestic Competition - The Company faces two types of competition in the domestic sector:

(i)	Competition from the local players in and around their state, typically this is applicable to low value contracts.

(ii)
Marketing / Business Development - Construction contracts for infrastructure in India are offered by the Government sector, Central Government and the State Governments. Funds for these are allocated through their budgetary support as well as through international and domestic financial institutions such as World Bank, Asian Development Bank, Japan Bank for International co-operation, Housing & Urban Development Corporation, National Bank for Agricultural & Rural Development, etc. In view of the nature of our market, the major sources of information of ensuing tenders for construction contracts are newspapers and government gazettes. In addition to these, construction contracts are also offered by the private sector.

f) Strengths and Opportunities

•	The Company is an integrated construction and infrastructure development company with front-end civil engineering and design skills.

•	The Company has sufficient internal resources, technology and human capital that will. that enables us to pre-qualify for major contract solicitations.

The Company has a diverse service capability ranging from water and sewer management, to installing power transmission lines, construction of roads, housing complexes, airports and sea port construction, cement plant operations, canal  excavation projects.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of preparation

The financial statements for the years ended March 31, 2006, 2007 and for the period ended March 7, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’). The significant accounting policies adopted by TBL, in respect of these financial statements, are set out below.

These Financial statements have been prepared in US Dollars (USD), the national currency of United States of America.

b) Foreign Currency Translation

The accompanying financial statements are reported in U.S. dollars. The Indian rupee is the functional currency of the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/ (loss), a separate component of shareholders’ equity.

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using exchange rates prevailing on the date of transaction. Gains or losses resulting from foreign currency transactions are included in the statement of income. Share Capital issued has been recorded at historical rates whereas those existing on March 31, 2004 have been translates at the rates prevailing on that date.

TECHNI BHARATHI LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS

Amounts in Thousand US Dollars, except share data and as stated otherwise

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year end rate (Balance sheet rate)
2005-06	INR 44.18 per USD	INR 44.48 per USD
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD

c) Revenue Recognition

For Revenue from construction contracts, we recognize revenue on construction type of contracts using the percentage of completion method of accounting where by revenue is recognized as performance under contract progresses. The Company has also made requisite adjustments in the recognized revenues under Indian GAAP (IGAAP) in order to ensure conformity with the provisions of SOP 81-1. All infrastructure contracts of TBL are in the nature of item rate contracts, where there is a Bill of Quantity (BOQ) and item rate prescribed for each activity done. As on closing date of all individual activities of the BOQ executed are jointly measured and valued at the item quoted rate. Accordingly, percentage of completion is determined in terms of the proportion of value added (the contract value of total work performed to date) to the total contract value.

d) Use of estimates

The preparation of financial statements in conformity with US GAAP requires the use of management estimates and assumptions that affect the amounts reported. These estimates are based on historical experience and information that is available to management about current events and actions that the Company may take in the future. Significant items subject to estimates and assumptions include revenue recognition, the useful lives and the evaluation of impairment of property and equipment, the income tax, the contingencies and the provision for impairment of receivables and advances. Actual results could differ from these estimates.

Estimated losses on uncompleted contracts and changes in contract estimates

The Company records the provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts became evident and can be reasonably estimated. These revisions may  include such items as the effects of change orders, claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on government contracts and contract closeout settlements.

e) Restricted Cash and Cash Equivalents

The components of item are as follows:

•	Fixed Deposit with various banks in order to obtain Bank Guarantees

•	Margin Money Deposit for Letter of Credit

Restricted Cash has been deposited into bank with specified period of time. Specified period is based on estimated time taken by each project. The classification of restricted cash into current and non-current is determined based on maturity date of the deposit.

TECHNI BHARATHI LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS

Amounts in Thousand US Dollars, except share data and as stated otherwise

f) Cash and Cash Equivalents

The components of item are as follows:

•	Cash-in-hand

•	Bank balance of Current Accounts

•	Highly liquid investments which has maturity period less than 90 days and maturity value will not be affected significantly in accordance with interest rate changes.

g) Accounts receivable

Accounts receivables are recorded at the invoiced amount. Account balances are written off when the company believes that the receivables will not be recovered. The company’s bad debts are included in selling and general administrative expenses.

h) Investments

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs.

Techni Soft India Ltd (TSIL) was a subsidiary of TBL for the year 2003-04, 2004-05 & 2005-06. Another company by name Techni Soft Inc, USA (TSA) is a subsidiary of TSIL and thus, TSA was a subsidiary of TBL until 2006-07.

In the year 2006-07, investment in the TSIL were fully realized and on account of the fact that there were no significant activity in TSIL and also on account of the fact that the entire investment in TSIL stands realized in 2006-07, the accounts of TSIL have not  with TBL.

i) Inventories

Inventories consist primarily of construction materials and trading goods valued at lower of Cost or Market value.

The following are major items of inventory

•	Work-in-progress- construction

•	Work-in-progress- Real Estate

•	Construction materials

•	Scraps

The cost of the above mentioned items are valued on the following basis:

Construction materials are valued at weight average procurement cost which includes purchase price, fright inward and insurance charges on transportation if applicable. Work-in-progress is valued by cost incurred to that work and apportioned overheads to that project. Construction materials and scraps are valued at FIFO (“First In First Out”) basis. Work-in-progress of real estate is valued at cost or net realizable value, whichever is less.

j) Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of computers, construction, scrap processing and other equipments, buildings and other assets are provided based on the Straight-line method over useful life of the assets.

TECHNI BHARATHI LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS

Amounts in Thousand US Dollars, except share data and as stated otherwise

The value of plant and equipment that are capitalized include the acquisition price and other direct attributable expenses.

The estimated useful life of various categories of assets has been considered as under:

Category	Useful Life (years)
Building (Flat)	25
Plant and Machinery	20
Computer Equipment	3
Office Equipment	5
Furniture and Fixtures	5
Vehicles	5
Leasehold Improvements	Over the period of lease or useful life (if less)

Upon disposition, cost and related accumulated depreciation of the Property and equipment are removed from the accounts and the gain or loss is reflected in the results of operation.

Cost of additions and substantial improvements to property and equipment are capitalized in the books of accounts. The cost of maintenance and repairs of the property and equipment are charged to operating expenses.

k) Asset retirement obligations

Asset retirement obligations associated with the Company’s leasehold land are subject to the provisions of FAS No. 143 “Accounting for Asset Retirement Obligations” and related interpretation, FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” . The lease agreements entered into by the Company may contain clauses requiring restoration of the leased site at the end of the lease term and therefore create asset retirement obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value of each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

l) Foreign currency transactions

Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency Indian Rupees at the rates of exchange in effect at the balance sheet date. Transactions in foreign currencies are recorded at rates ruling on the transaction dates. Gains or losses resulting from foreign currency transactions are included in the statement of operations.

m) Operating leases

Lease payments under operating leases are recognized as an expense on a straight-line basis over the lease term.

n) Capital leases

Assets acquired under capital leases are capitalized as assets by the Group at the lower of the fair value of the leased property or the present value of the related lease payments or where applicable, the estimated fair value of such assets. Amortization of leased assets is computed on straight line basis over the useful life of the assets. Amortization charge for capital leases is included in depreciation expense.

TECHNI BHARATHI LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS

Amounts in Thousand US Dollars, except share data and as stated otherwise

o) Impairment of long-lived assets

The Company reviews its long-lived assets, including identifiable assets with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings and material adverse changes in the economic climate. For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or asset Company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. For assets the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets. Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows.

p) Borrowing costs

(i) Capitalized interest

The interest cost incurred for funding a qualifying asset during the construction period is capitalized based on actual investment in the asset at the average interest rate. The capitalized interest is included in the cost of the relevant asset and is depreciated over the estimated useful life of the asset.

(ii) Debt issue expenses

The Company defers and amortizes debt issue expenses over the term of the related borrowing based on the effective interest method.

q) Provision for Warranties and Liquidated Damages

The company recognizes warranty claims and liquidated damages as and when they are probable/ incurred. The company did not have any material warranty claims in 2005 and 2006. The liquidated damages recognized during year ended March 31, 2007 is $ 119. The liquidated damages are included in selling, and general and administrative expenses.

r) Retirement Benefits to employees

(i) Retirement Plans(Gratuity)

In accordance with the Payment of Gratuity Act, 1972, TBL provides for gratuity under a defined contribution plan covering eligible employees of TBL. Liabilities with regard to the Gratuity plan have not been provided for on Actuarial Basis . The Gratuity plan provides a lump-sum payment to vested employees at retirement, death, incapacitation or termination of employment, of an amount based on the respective employee’s salary and tenure of the employment.

(ii) Provident Fund

Eligible employees of TBL receive benefits from a provident fund, which is a defined contribution plan. Both the employees and the company make monthly contributions to the provident fund plan equal to a specified percentage of the covered employee’s salary. The company deposits contributions to the Government administrated provident fund. The rate at which the annual interest is payable to the beneficiaries by the fund is administrated by the Indian Government.

The Company has no further obligations under this plan beyond its monthly contributions.

TECHNI BHARATHI LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS

Amounts in Thousand US Dollars, except share data and as stated otherwise

(iii) Compensated absences

The employees of the Company are entitled to compensate absences based on the unavailed leave balance and the last drawn salary of the respective employees. The Company has provided for the liability on account of compensated absences in accordance with FAS No. 43, “Accounting for Compensated Absences”.

s) Income Taxes

Income Taxes are accounted using the asset and liability method . Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years on which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period in which the change is enacted. Based on management’s judgment, the measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which it is more likely than not that some portion or all of such benefits will not be realized. Tax credits are generally recognized in the year they arise.

t) Pre-operating costs

Pre-operating costs represent certain marketing and administrative expenses incurred prior to the commencement of commercial operations of the new circles. These costs are expensed as incurred.

u) Earnings per share

In accordance with FAS 128, “Earnings Per Share”, a basic earnings per equity share is computed using the weighted average number of equity shares outstanding during the period. Diluted earnings per equity share are computed using the weighted average number of common and dilutive common equivalent equity shares outstanding during the period except where the result would be anti-dilutive.

v) Recent accounting pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

w) Reclassification

Certain items previously reported in specific captions of the financial statements have been reclassified to conform to the current year’s presentation.

3. SHAREHOLDERS STOCK

On January 15, 2007, the company split its common stock from par value INR 100 per share (equivalent to $2.32 per share at a conversion of INR 43.10 per USD) to par value of INR 10 per share (equivalent to $.0232 per share) and increased its authorized capital to total limit of 15 million common stock of par value INR 10 per share. This resulted in an increase of issued and outstanding common stock from 428,750 shares of par value INR 100 per share to 4,287,500 shares of par value INR 10 per share.

On March 30, 2007, the company restructured its authorized common stock to eight million equity stock of par value INR 10 per share and seven million of preference stock with par value INR 10 per share. All the relevant filings along with fees have been made with the Registrar of Companies on April 15, 2007.

During Q1, 2007, the company has issued 5,000,000 preference shares with par value INR 10 per share.

The Company has signed a Letter of Intent with India Globalization Capital, Inc. (USA), (“IGC”), dated 5th September 2007 to accept investment through its subsidiary IGC (Mauritius) by allotment of new equity shares leading to post investment ownership of approximately 74% by IGC and or its assignee. On September 16, 2007 the Company signed a Share Subscription Agreement with IGC to 1) agree to the sale of the convertible preference stock held by Odeon, 2) the subscription of shares and 3) sell a convertible preference stock instrument.

4. PROPERTY AND EQUIPMENT

The Cost, Depreciation to date and the Net value of Assets of the company are as follows:

Asset	March 31, 2007	March 7, 2008
Land	$2	$2
Building (Apartment)	23	24
Machineries & Equipment	4,177	4,462
Furniture & Fixtures	75	80
Vehicles	698	744
Total	4,975	5,312
Less: Accumulated Depreciation	2,710	3,333
Net	$2,265	$1,979

5. INCOME TAXES

The Company accounted for the deferred tax assets and liabilities as of March 31 2006, 2007 and March 7, 2008, on the temporary differences.

Unabsorbed depreciation represented depreciation in excess of the currently deductible amounts that could be carried forward and utilized as tax deductions in future periods.

6. SHORT TERM BORROWINGS & CURRENT PORTION OF LONG-TERM DEBT

	As of	As of
Particulars	March 31, 2007	March 7, 2008
Secured
Cash Credit Loan & WCTL from Bank	$6,079	$2,436
Total	6,079	2,436

The above secured by hypothecation of materials/stock of spares, WIP, Receivables and property plant & machinery  in addition to personal guarantee of three directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives.

7. EMPLOYEE BENEFITS

	As of	As of
Particulars	March 31, 2007	March 7, 2008
Earned leave	$11	$28
Provident Fund	13	--
Gratuity	34	32
Total	$58	$60

8. LONG TERM DEBTS

As at	March 31, 2007	March 7, 2008
Term loan	$1,656	---
Loan for assets purchased under Capital lease	—	—
Unsecured Loan – Directors	1	----
Unsecured Loan – Others	676	----
Total	$2,333	----

These loans are secured by hypothecation of machineries and vehicles and collaterally secured by deposit of title deeds of land

9. DIVIDENDS

Final dividends proposed by the Board of Directors will be payable when formally declared by the shareholders, who have the right to decrease but not increase the amount of the dividend recommended by the Board of Directors. Interim dividends will be declared by the Board of Directors without the need for shareholders’ approval.

Dividends payable to equity shareholders will be based on the net income available for distribution as reported in the Company’s financial statements prepared in accordance with Indian GAAP. Dividends can only be declared and paid in Indian Rupees and/or converted into foreign currency for an equivalent amount in cases where dividend is permitted to be repatriated.

Under the Indian Companies Act 1956, dividends may be paid out of the profits of a company in the year in which the dividend is declared or out of the undistributed profits of previous fiscal years. Before declaring a dividend greater than 10% of the par value of its equity shares, a company is required to transfer to its reserves a minimum percentage of its profits for that year, ranging from 2.5% to 10%, depending on the dividend percentage to be declared in such year. Dividends can be distributed out of the general reserve in case of a loss or inadequacy of current distributable profits. Presently, the Company is required to pay dividend tax on the total amount of the dividend declared, distributed or paid at the specified tax rate including surcharge (Applicable tax rate is 16.99% as at March 07).

The Company has not paid any dividends from the year 2004 through March 7, 2008.

10. INTENTIONALLY LEFT BLANK

11. RELATED PARTY TRANSACTIONS DISCLOSURE

List of Related Parties

     Key Management Personal

     V C Anthony  – Executive Chairman

     Jortin Anthony - Managing Director

     Ram Mukunda - Director

     Associate Companies

     Bhagheeratha Engineering Limited

     Kairali Orchids Private Limited

     Bhagheeratha Electricals & Structurals Limited

      VC Homes Limited

      Mares Steel Casting Limited

Related Party Transactions:

Financial Year 2005-06:

Techni Soft India Limited was paid USD 2 by TBL. Amount outstanding at end of the year was USD 102.

Financial Year 2006-07:

TBL has given advance to M/s Bhagheeratha Engineering limited amounting to USD 147 in which Directors are interested. The company has also mortgaged 1.44 Acres of its land as security for a loan taken by M/s Bhagheeratha Engineering Limited in which Director is interested.

Financial Year 2007-08:

TBL has transferred funds to VC Homes Limited, Mares Steel Casting Limited and Techni Soft Limited amounting to USD 482, 3 and 3 respectively

12. SEGMENT INFORMATION

The Company follows the provisions of SFAS No 131 “Disclosure about Segments of an Enterprise and Related Information”. SFAS No 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company operates in a single infrastructure construction segment.

13. COMMITMENTS AND CONTINGENCIES

The company has to observe the laws, government orders and regulations of the state in which they operate. A number of them are currently involved in administrative proceedings arising out of the normal conduct of their business. In the opinion of management, however, the outcome of these actions will not materially affect the financial position, result of operations or cash flow.

Commitments

a) Capital commitments

The estimated amount of contracts remaining to be executed on capital account not provided for as on March 31, 2006, March 31, 2007 and March 7, 2008 are $0.

b) Guarantees

The Company had outstanding financial / performance bank guarantees of  $4,783,  $3,804 and  $1,898 as of March 31, 2006,  March 31, 2007 and March 7, 2008.

Contingencies

The Company is contingently liable to pay  $4 towards interest and penalty towards Provident Dues as per the orders of the competent authorities.

14. CONCENTRATION OF CREDIT RISK

The Company is concentrated on projects undertaken by government and government enterprises.

Company’s business therefore requires that we continue to maintain pre-qualified status with key clients and that we are not disqualified from future projects that these clients may award. Company’s major clients vary from period to period depending on the demand and the completion schedule of projects. The loss of a significant client or a number of significant clients or projects from such clients for any reason, including as a result of disqualification or dispute, may have an adverse effect on Company’s results of operations.

15. VENDOR RISK

The Company is significantly affected by the availability, cost and quality of the raw material and fuel, which we need to construct and develop Company’s projects. The prices and supply of raw materials, bought out items and fuel depend on factors not under Company’s control, including general economic conditions, competition, production levels, transportation costs and import duties. Although we generally provide for price contingencies in Company’s contracts to limit Company’s exposure, if, for any reason, Company’s primary suppliers of raw materials, bought out items and fuel should curtail or discontinue their delivery of such materials t us in the quantities we need or at prices that are competitive or expected by us, Company’s ability to meet Company’s material requirements for our projects could be impaired, Company’s construction schedules could be disrupted, or Company’s earnings and business could suffer. Additionally, we rely on manufacturers and other suppliers and do not have control over the quality of products they supply, which may adversely affect the quality and workmanship of Company’s projects.

16. SUBSEQUENT EVENTS

The Company has received USD 11,224 against issue of 7.15 million equity stock and 12,5 million preference stock with par value of INR 10 (equivalent to USD 0.247) from India Globalization Capital, Inc. (USA), (“IGC”) through its subsidiary India Globalization Capital, Mauritius (IGC-M). Further, IGC has purchased 5 million shares from the shareholders for USD 2 million through its subsidiary IGC-M.. All the preference stock has been converted into equity stock leading to post investment ownership of approximately 77% by IGC-M.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information requiring disclosure in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, excluding the recent Sricon and TBL acquisitions as of March 31, 2008.  Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting, excluding the recent Sricon and TBL acquisitions, as of March 31, 2008 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Prior to the consummation of the Sricon and TBL acquisitions on March 7, 2008, we were a blank check company.  Our wholly owned subsidiary, IGC-M, acquired 63% of Sricon and 77% of TBL.  Management has excluded IGC-M, Sricon and TBL from its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008, due to the limited time from the dates of such acquisitions on March 7, 2008 through March 31, 2008, in which to perform such evaluations. Management plans to assess the internal controls over financial reporting for all of our 2008 acquisitions in 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes  in  Internal  Control  Over  Financial  Reporting

No  change  in  the Company's internal control over financial reporting occurred during the year ended March 31, 2008, that materially affected, or is reasonably likely  to  materially  affect,  the  Company's  internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company and CorporateGovernanance

The board of directors, executive officers, advisors and key employees of IGC, Sricon and TBL are as follows:

Directors, Executive Officers and Special Advisors of IGC

Name	Age	Position
Dr. Ranga Krishna	43	Chairman of the Board
Ram Mukunda	49	Chief Executive Officer, Executive Chairman, President and Director
John Selvaraj	63	Treasurer
Sudhakar Shenoy	60	Director
Richard Prins	50	Director
Suhail Nathani	42	Director
Larry Pressler	65	Special Advisor
Howard Gutman	50	Special Advisor
P.G. Kakodkar	71	Special Advisor
Shakti Sinha	50	Special Advisor
Dr. Prabuddha Ganguli	58	Special Advisor
Dr. Anil K. Gupta	58	Special Advisor

Directors, and Executive Officers of Sricon

Name	Age	Position
Ravindralal Srivastava	54	Chairman and Managing Director
Abhay Wakhare	37	CFO, GM Finance and Accounting
Ram Mukunda	49	Director

Directors, and Executive Officers of TBL

Name	Age	Position
Jortin Antony	40	Managing Director
M. Santhosh Kumar	41	CFO, GM Finance and Accounting
Ram Mukunda	49	Director

Ranga Krishna, has served as our Chairman of the Board since December 15, 2005. Dr. Krishna previously served as a Director from May 25, 2005 to December 15, 2005 and as our Special Advisor from April 29, 2005 through June 29, 2005.  In 1998, he founded Rising Sun Holding, LLC, a $120 million construction and land banking company.  In September 1999, he co-founded Fastscribe, Inc., an Internet-based medical and legal transcription company with its operations in India with over 200 employees. He has served as a director of Fastscribe since September 1999. He is currently the Managing Partner.  In February 2003, Dr. Krishna founded International Pharma Trials, Inc., a company with operations in India and over 150 employees, which assists U.S. pharmaceutical companies performing Phase II clinical trials in India. He is currently the Chairman and CEO of that company.  In April 2004, Dr. Krishna founded Global Medical Staffing Solutions, Inc., a company that recruits nurses and other medical professionals from India and places them in U.S. hospitals. Dr. Krishna is currently serving as the Chairman and CEO of that company. Dr. Krishna is a member of several organizations, including the American Academy of Neurology and the Medical Society of the State of New York. He is also a member of the Medical Arbitration panel for the New York State Worker’s Compensation Board. Dr. Krishna was trained at New York’s Mount Sinai Medical Center (1991-1994) and New York University (1994-1996).

Ram Mukunda has served as our Chief Executive Officer, President and a Director since our inception on April 29, 2005 and was Chairman of the Board from April 29, 2005 through December 15, 2005. Since September 2004 Mr. Mukunda has served as Chief Executive Officer of Integrated Global Networks, LLC, a communications contractor in the U.S. Government.. From January 1990 to May 2004, Mr. Mukunda served as Founder, Chairman and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to the emerging economies. Startec was among the first carriers to have a direct operating agreement with India for the provision of telecom services. Mr. Mukunda was responsible for the organizing, structuring, and integrating  a number of companies owned by Startec. Many of these companies provided strategic investments in  India-based operations or  provided services to India-based companies. Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 and conducted a public high-yield debt offering in 1998. Mr. Mukunda  was responsible for the restructuring of Startec after the company filed for protection under Chapter 11 in December 2001. Startec emerged from Chapter 11 in 2004. Ferris, Baker Watts, Incorporated, the representative of the underwriters for the IPO, acted as the managing underwriter in connection with the initial public offering of Startec in 1997, and one of its executives is also a member of our board of directors.

From June 1987 to January 1990, Mr. Mukunda served as Strategic Planning Advisor at INTELSAT, a provider of satellite capacity. Mr. Mukunda serves on the Board of Visitors at the University of Maryland School of Engineering. From 2001-2003, he was a Council Member at Harvard’s Kennedy School of Government Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards, including the University of Maryland’s 2001 Distinguished Engineering Alumnus Award and the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds B.S. degrees in electrical engineering and mathematics and a MS in Engineering from the University of Maryland.

John B. Selvaraj has served as our Treasurer since November 27, 2006.  From November 15, 1997 to August 10, 2007, Mr. Selvaraj served in various capacities with Startec, Inc., including from January 2001 to April 2006 as Vice President of Finance and Accounting where he was responsible for SEC reporting and international subsidiary consolidation.  Prior to joining Startec, from July 1984 to December 1994, Mr. Selvaraj served as the Chief Financial and Administration Officer for the US office of the European Union.  In 1969, Mr. Selvaraj received a BBA in Accounting from Spicer Memorial College India, and an Executive MBA, in 1993, from Averette University, Virginia.  Mr. Selvaraj is a Charted Accountant (CA, 1971).

Sudhakar Shenoy, has served as our Director since May 25, 2005. Since January 1981, Mr. Shenoy has been the Founder, Chairman and CEO of Information Management Consulting, Inc., a business solutions and technology provider to the government, business, health and life science sectors. Mr. Shenoy is a member of the Non Resident Indian Advisory Group that advises the Prime Minister of India on strategies for attracting foreign direct investment. Mr. Shenoy was selected for the United States Presidential Trade and Development Mission to India in 1995. From 2002 to June 2005 he served as the chairman of the Northern Virginia Technology Council.  In 1970, Mr. Shenoy received a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology. In 1971 and 1973, he received an M.S. in electrical engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.

Richard Prins, has served as our Director since May 2007.  Since March 1996, he has been the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW was the lead underwriter for our IPO).  Prior to Ferris, Baker Watts, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Banks).  From 1993 to 1998, he was with the leveraged buy out firm of Tuscarora Corporation. Since February 2003, he has been on the board of Amphastar Pharma and since April 2006 he has been on the board of Advancing Native Missions, a non-profit. Mr. Prins holds a B.A. degree from Colgate University (1980), and an M.B.A. from Oral Roberts University (1983).

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

Mr. Nathani earned a LLM in 1991 from Duke University School of Law. In 1990 Mr. Nathani graduated from Cambridge University with a MA (Hons) in Law. In 1987, he graduated from Sydenham College of Commerce and Economics, Bombay, India.

Sricon Management

Rabindralal B. Srivastava is Founder and Chairman of Sricon. In 1974, he started his career at Larsen and Toubro (L&T), one of India’s premier engineering and construction companies.   In 1994, his company,  Vijay Engineering, became a civil engineering sub-contractor to L&T.  He worked as a sub-contractor for L&T in Haldia, West Bengal and Tuticorin in South India among others.  Under his leadership, Vijay Engineering expanded to include civil engineering and construction of power plants, water treatment plants, steel mills, sugar plants and mining.  In 1996, Mr. Srivastava founded Srivastava Construction Limited, which in 2004 changed its name to Sricon Infrastructure to address the larger infrastructure needs in India like highway construction. He merged Vijay Engineering and Sricon in 2004.  Mr. Srivastava graduated with a BS from Banaras University in 1974.  Mr. Srivastava founded Hi-tech Pro-Oil Complex in 1996.  The company is involved in the extraction of soy bean oil.  He founded Aurobindo Laminations Limited in 2003.  The company manufactures laminated particleboards.

Abhay Wakhare has been the General Manager of Finance and Accounting of Sricon since 2004, where he is responsible for finance, accounting, human resources, and is the corporate secretary of the company. Mr. Wakhare has broad experience having worked in several industries. From 2002-2004, he was the General Manager Finance, for the ammunitions manufacturing division of the Eros Group of companies. From 1999-2002, he became an entrepreneur having founded a perfume company. From 1996-1999, he was the chief executive officer of Disani Agro Limited, a $50million pesticide and herbicide manufacturer. From 1994-1996, he was the Assistant General Manager Finance, at Hindustan Lever.  Mr. Wakhare’s education and qualifications are as follows:  BCom (Bachelor of Commerce), 1990, M.Com, 1992, Nagpur University. IICA, 1993 (Indian Institute of Cost Accountants).  CFA, 1993 (Chartered Financial Analyst).  LLB 1993, (Bachelor of Law), Pune University.  MBA, 1994, Symbosis Institute of Management, Pune (ranked as the 4th  best business school in India in 2007, according to a survey conducted by Indian Institute of Management, Ahemdabad ) LLM, 1996, (Masters in Law), Osmaniya University.  M.Sc. Finance, 1997, Business School of Hyderabad.

TBL Management

Jortin Antony  has been the Managing Director of TBL since 2000.  Prior to that, he held various positions at Bhagheeratha starting as a management trainee in 1991.  From 1997 to 2000, he was the Director of Projects at Bhagheeratha. In 2003, Mr. Jortin Antony was awarded the Young Entrepreneur Award from the Rashtra Deepika.  He graduated with a B.Eng, in 1991, from Bangalore Institute of Technology, University of Bangalore.

M Santhosh Kumar, has been with TBL since 1991. Since 2008 he has been the CFO and General Manager of Accounting and Finance.  From  2002 to January 2008 he has been the Deputy Manager (Finance and Accounting).  From 2000 to 2002, he was the Marketing Executive for Techni Soft (India) Limited, a subsidiary of Techni Bharathi Limited.  From 1991 to 2000, he held various positions at TBL in the Finance and Accounting department.  From 1986 to 1991, he worked as an accountant in the Chartered Account firm of Balan and Company.  In 1986 Mr. Santhosh Kumar graduated with a BA in Commerce from, Gandhi University, Kerala, India.

Special Advisors

Senator Larry Pressler has served as our Special Advisor since February 3, 2006. Since leaving the U.S. Senate in 1997, Mr. Pressler has been a combination of businessman, lawyer, corporate board director and lecturer at universities. From March 2002 to present, he has been a partner in the New York firm, Brock Law Partners. He was a law partner with O’Connor & Hannan from
 March 1997 to March 2002.
From 1979 to 1997, Mr. Pressler served as a member of the United States Senate. He served as the Chairman of the Senate Commerce Committee on Science and Transportation, and the Chairman of the Subcommittee on Telecommunications (1994 to 1997). From 1995 to 1997, he served as a Member of the Committee on Finance and from 1981 to 1995 on the Committee on Foreign Relations. From 1975 to 1979, Mr. Pressler served as a member of the United States House of  Representatives. Among other bills, Senator Pressler authored the Telecommunications Act of 1996. As a member of the Senate Foreign Relations Committee, he authored the “Pressler Amendment,” which became the parity for nuclear weapons in Asia from 1980 to 1996.

In 2000, Senator Pressler accompanied President Clinton on a visit to India. He is a frequent traveler to India where he lectures at universities and business forums. He is a member of several boards of Indian and US companies including the board of directors for Infosys Technologies, Inc. (INFY). He serves on the board of directors for The Philadelphia Stock Exchange and Flight Safety Technologies, Inc. (FLST). From 2002 to 2005 he served on the board of advisors at Chrys Capital, a fund focused on investments in India. He was on the board of directors of Spectramind from its inception in 1999 until its sale to WIPRO, Ltd (WIT) in 2003.

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

Howard Gutman has served as our Special Advisor since April 5, 2007.   Although he is not serving as an attorney for the Company, Mr. Gutman has been a lawyer in Washington D.C. for twenty-five years.  Mr. Gutman rejoined Williams & Connolly in October 1986 and became a partner in 1988.  He remains a partner at the firm today (although the firm has no role with the Company), where he is a business litigator.

From May 1985 to October 1986, he was Special Assistant to the Director William H. Webster of the Federal Bureau of Investigation.  From October 1982 to May 1985, Mr. Gutman was an associate at the law firm of Williams & Connolly.   Mr. Gutman has been active in Democratic politics for 20 years having served as an advisor to candidates for President, Governor, and Congress.  He assisted the Gore campaign in Florida in 2000.    Since 1983, Mr. Gutman has been an Associate Editor of Litigation Magazine and an active participant in the ABA’s Litigation Section.  He has also appeared on several episodes of the HBO series “K Street.”

Mr. Gutman graduated from Columbia University with a B.A. Summa Cum Laude in 1977 and from the Harvard Law School, Magna Cum Laude in 1980.  From September 1980-September 1981, he served as a Law Clerk to The Honorable Irving L. Goldberg of the United States Court of Appeals for the Fifth Circuit.  From September 1981-September 1982, Mr. Gutman served as Law Clerk to The Honorable Potter Stewart,(retd), United States Supreme Court.

P. G. Kakodkar has served as our Special Advisor since February 3, 2006. Mr. Kakodkar serves on the boards of several Indian companies, many of which are public in India. Since January of 2005 he has been a member of the board of directors of State Bank of India (SBI) Fund Management, Private Ltd., which runs one of the largest mutual funds in India. Mr. Kakodkar’s career spans 40 years at the State Bank of India. He served as its Chairman from October 1995 to March 1997. Prior to his Chairmanship, he was the Managing Director of State Bank of India (SBI) Fund Management Private Ltd., which operates the SBI Mutual Fund.

Since July 2005, he has served on the board of directors of the Multi Commodity Exchange of India. Since April 2000, he has been on the board of Mastek, Ltd, an Indian software house specializing in client server applications. In June 2001, he joined the board of Centrum Capital Ltd, a financial services company. Since March 2000, he has been on the board of Sesa Goa Ltd., the second largest mining company in India. In April 2000, he joined the board at Uttam Galva Steel and in April 1999 he joined the board of Goa Carbon Ltd, a manufacturer-exporter of petcoke. Mr. Kakodkar received a BA from Karnataka University and an MA from Bombay University in economics, in 1954 and 1956, respectively. Mr. Kakodkar currently is an advisor to Societe Generale, India, which is an affiliate of SG Americas Securities, LLC and one of the underwriters of the our IPO.

Shakti Sinha, has served as our Special Advisor since May 25, 2005. Since July 2004, Mr. Sinha has been working as a Visiting Senior Fellow, on economic development, with the Government of Bihar, India. From January 2000 to June 2004, he was a Senior Advisor to the Executive Director on the Board of the World Bank. From March 1998 to November 1999, he was the Private Secretary to the Prime Minister of India. He was also the Chief of the Office of the Prime Minister. Prior to that he has held high level positions in the Government of India, including from January 1998 to March 1998 as a Board Member responsible for Administration in the Electricity Utility Board of Delhi. From January 1996 to January 1998, he was the Secretary to the Leader of the Opposition in the lower house of the Indian Parliament. From December 1995 to May 1996, he was a Director in the Ministry of Commerce. In 2002, Mr. Sinha earned a M.S. in International Commerce and Policy from the George Mason University, USA. In 1978 he earned a M.A. in History from the University of Delhi and in 1976 he earned a BA (Honors) in Economics from the University of Delhi.

Prabuddha Ganguli has served as our Special Advisor since May 25, 2005. Since September 1996, Dr. Ganguli has been the CEO of Vision-IPR. The company offers management consulting on the protection of intellectual property rights. His clients include companies in the pharmaceutical, chemical and engineering industries. He is an adjunct professor of intellectual property rights at the Indian Institute of Technology, Bombay. Prior to 1996, from August 1991 to August 1996, he was the Head of Information Services and Patents at the Hindustan Lever Research Center. In 1986, he was elected as a fellow to the Maharashtra Academy of Sciences. In 1966, he received the National Science Talent Scholarship (NSTS). In 1977, he was awarded the Alexander von Humboldt Foundation Fellow (Germany). He is Honorary Scientific Consultant to the Principal Scientific Adviser to the Government of India. He is a Member of the National Expert Group on Issues linked to Access to Biological materials vis-à-vis TRIPS and CBD Agreements constituted by the Indian Ministry of Commerce and Industry. He is also a Member of the Editorial Board of the intellectual property rights journal “World Patent Information” published by Elsevier Science Limited, UK. He is a Consultant to the World Intellectual Property Organization (WIPO), Geneva in intellectual property rights capability building training programs in various parts of the world. In 1976, Dr. Ganguli received a PhD from the Tata Institute of Fundamental Research, Bombay in chemical physics. In 1971, he received a M.Sc. in Chemistry from the Indian Institute of Technology (Kanpur) and in 1969 he earned a BS from the Institute of Science (Bombay University).

Anil K. Gupta has served as our Special Advisor since May 25, 2005.  Dr. Gupta has been Professor of Strategy and Organization at the University of Maryland since 1986.  He has been Chair of the Management & Organization Department, Ralph J. Tyser Professor of Strategy and Organization, and Research Director of the Dingman Center for Entrepreneurship at the Robert H. Smith School of Business, The University of Maryland at College Park, since July 2003.  Dr. Gupta earned a Bachelor of Technology from the Indian Institute of Technology in 1970, an MBA from the Indian Institute of Management in 1972, and a Doctor of Business Administration from the Harvard Business School in 1980.  Dr. Gupta has served on the board of directors of NeoMagic Corporation (NMGC) since October 2000 and has previously served as a director of Omega Worldwide (OWWP) from October 1899 through August 2003 and Vitalink Pharmacy Services (VTK) from July 1992 through July 1999.

Board of Directors

Our board of directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class A directors, consisting of Mr. Nathani and Mr. Shenoy, will expire at our fourth annual meeting of stockholders. The term of office of the Class B directors, consisting of Mr. Prins and Dr. Krishna, will expire at the second annual meeting of stockholders. The term of office of the Class C director, consisting of Mr. Mukunda, will expire at the third annual meeting of stockholders.  These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating the acquisition. The American Stock Exchange, where we are listed, has rules mandating that the majority of the board be independent.  Our board of directors will consult with counsel to ensure that the boards of directors’ determinations are consistent with those rules and all relevant securities laws and regulations regarding the independence of directors. The Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Consistent with these standards, the board of directors has determined that Messrs. Krishna, Shenoy and Nathani are independent directors.

Committee of the Board of Directors

Our Board of Directors has established an Audit Committee currently composed of two independent directors who report to the Board of Directors.  Messrs. Krishna and Shenoy, each of whom is an independent director under the American Stock Exchange’s listing standards, serve as members of our Audit Committee.  In addition, we have determined that Messrs. Krishna and Shenoy are “audit committee financial experts” as that term is defined under Item 407 of Regulation S-B of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.  We intend to locate and appoint at least one additional independent director to our Audit Committee to increase the size of the Audit Committee to three members.

The Audit Committee will monitor our compliance on a quarterly basis with the terms of our initial pubic offering.  If any noncompliance issues are identified, then the Audit Committee is charged with the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with our initial pubic offering.  The Board currently does not have a nominating and corporate governance committee. However, the majority of the independent directors of the Board make all nominations.

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

In addition, we must certify to the American Stock Exchange that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The Board of Directors has determined that Messrs. Krishna and Shenoy satisfy the American Stock Exchange’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the Securities and Exchange Commission.

Compensation Committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Krishna and Shenoy and one non-independent director Richard Prins.   The Board determined that Richard Prins is not a current officer or employee or an immediate family member of such person.  The Board deemed Mr. Prins to be non-independent because his firm Ferris Baker Watts received compensation for the IPO and bridge financing.  The Board, however, determined that the best interests of the Company and its shareholders require his membership on the compensation committee, as Mr. Prins brings a great deal of prior experience with memberships on public compensation committees.  The Board used the exception provided under Section 805 (b) of the Amex Company Guide in appointing Richard Prins to the Compensation Committee.  The compensation committee’s purpose will be to review and approve compensation paid to our officers and directors and to administer the Stock Plan.

Nominating and Corporate Governance Committee

We intend to establish a nominating and corporate governance committee. The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the board of directors the candidates for election by stockholders or appointment by the board of directors to fill a vacancy, recommend to the board of directors the composition and chairs of board of directors committees, develop and recommend to the board of directors guidelines for effective corporate governance, and lead an annual review of the performance of the board of directors and each of its committees.

We do not have any formal process for stockholders to nominate a director for election to our board of directors. Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804 (a) of the Amex Company Guide.   Any stockholder wishing to recommend an individual to be considered by our board of directors as a nominee for election as a director should send a signed letter of recommendation to the following address: India Globalization Capital, Inc. c/o Corporate Secretary, 4336 Montgomery Avenue, Bethesda, MD 20817. Recommendation letters must state the reasons for the recommendation and contain the full name and address of each proposed nominee as well as a brief biographical history setting forth past and present directorships, employments, occupations and civic activities. Any such recommendation should be accompanied by a written statement from the proposed nominee consenting to be named as a candidate and, if nominated and elected, consenting to serve as a director. We may also require a candidate to furnish additional information regarding his or her eligibility and qualifications. The board of directors does not intend to evaluate candidates proposed by stockholders differently than it evaluates candidates that are suggested by our board members, execution officers or other sources.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.  We have filed the code of conduct and ethics as Exhibit 99.1 to our Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 2, 2006.

Board Meetings

During the fiscal year ended March 31, 2008, our board of directors held five meetings. Although we do not have any formal policy regarding director attendance at our annual meetings, we will attempt to schedule our annual meetings so that all of our directors can attend. During the fiscal year ended March 31, 2008, all of our directors attended 100% of the meetings of the board of directors.

Compensation of Directors

 Our directors do not currently receive any cash compensation for their service as members of the board of directors. We anticipate that in the near future we will pay varying levels of compensation to the current and newly elected non-employee directors of the Company for their services as directors in the future based on their eligibility to be members of our audit and compensation committees. We anticipate determining director compensation in accordance with industry practice and standards.

We pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services.  Mr. Mukunda is the Chief Executive Officer of IGN, LLC.  We believe, based on rents and fees for similar services in the Washington, DC metropolitan area that the fee charged by IGN LLC was at least as favorable as we could have obtained from an unaffiliated third party. The agreement with IGN with respect to such services initially provided that payments would cease upon the acquisition of Sricon and TBL.  However, as our independent directors have approved the continuation of the agreement on a month-to-month basis having determined that the space and services are of benefit to the Company and, as noted above, they believe that the rates are at least as favorable as we could have obtained from an unaffiliated third party.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2008 were filed in a timely manner.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Policy

The Company’s Compensation Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors the annual compensation for the executive officers of the Company. This Committee has the responsibility for establishing, implementing, and monitoring the Company’s compensation strategy and policy. Among its principal duties, the Committee ensures that the total compensation of the executive officers is fair, reasonable and competitive.

Objectives and Philosophies of Compensation

The primary objective of the Company’s compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic managers who are enthusiastic about the Company’s mission and products. The policy is designed to reward the achievement of specific annual and long-term strategic goals aligning executive performance with company growth and shareholder value. In addition, the Board of Directors strives to promote an ownership mentality among key leaders and the Board of Directors.

Setting Executive Compensation

The compensation policy is designed to reward performance. In measuring executive officers’ contribution to the Company, the Compensation Committee considers numerous factors including the Company’s growth and financial performance as measured by revenue, gross margin and net income before taxes among other key performance indicators.

Regarding most compensation matters, including executive and director compensation, management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently engage any consultant related to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside of management’s control. The Company does not subscribe to an exact formula for allocating cash and non-cash compensation. However, a significant percentage of total executive compensation is performance-based. Historically, the majority of the incentives to executives have been in the form of non-cash incentives in order to better align the goals of executives with the goals of stockholders.

Elements of Company’s Compensation Plan

The principal components of compensation for the Company’s executive officers are:

•	base salary

•	performance-based incentive cash compensation

•	right to purchase the company’s stock at a preset price (stock options)

•	retirement and other benefits

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Committee primarily considers:

•	market data;

•	internal review of the executives’ compensation, both individually and relative to other officers; and

•	individual performance of the executive.

Salary levels are typically evaluated annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Performance-Based Incentive Compensation

The management incentive plan gives the Committee the latitude to design cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of the Company. So that stock-based compensation may continue to be a viable part of the Company’s compensation strategy, management is currently seeking shareholder approval of a proposal to increase the number of shares of Company common stock reserved for issuance pursuant to the Company’s Stock Plan.

Ownership Guidelines

To directly align the interests of the Board of Directors with the interests of the stockholders, the Committee recommends that each Board member maintain a minimum ownership interest in the Company. Currently, the Compensation Committee recommends that each Board member own a minimum of 5,000 shares of the Company’s common stock with such stock to be acquired within a reasonable time following election to the Board.

Stock Option Program

The Stock Option Program assists the Company to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the Company and are granted at the Committee’s regularly scheduled meeting. We anticipate that options will be awarded at the AMEX’s closing price of the Company’s Common Stock on the date of the grant. As of March 31, 2008, we had not granted any stock options under our Stock Plan.

Perquisites and Other Personal Benefits

The Company provides some executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Some executive officers are provided use of company automobiles and all employees can participate in the plans and programs described above.

Each employee of the Company is entitled to term life insurance, premiums for which are paid by the Company. In addition, each employee is entitled to receive certain medical and dental benefits and part of the cost is funded by the employee.

Accounting and Tax Considerations

The Company’s stock option grant policy will be impacted by the implementation of SFAS No. 123R, which was adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to the adoption of SFAS 123 under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to the Company’s chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

Compensation for Executive Officers of the Company

Prior to the acquisition of Sricon and TBL by the Company on March 8, 2008, we did not pay any cash compensation to our executive officers or their affiliates except as follows.   As described above in “Directors, Executive Officers And Special Advisors of the Company – Director Compensation”, we pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services, an amount which is not intended as compensation for Mr. Mukunda.   On or around November 27, 2006, we engaged SJS Associates, an affiliate of Mr. Selvaraj, which provides the services of Mr. John Selvaraj as our Treasurer.  We have agreed to pay SJS Associates $5,000 per month for these services.  Mr. Selvaraj is the Chief Executive Officer of SJS Associates.  Effective November 1, 2007 the Company and SJS Associates terminated the agreement.  We subsequently entered into a new agreement with SJS Associates on identical terms subsequent to the acquisition of Sricon and TBL.   On May 22, 2008, the Company and its subsidiary India Globalization Capital Mauritius  (“IGC-M”) entered into an employment agreement (the “Employment Agreement”) with Ram Mukunda, pursuant to which he will receive a salary of $300,000 per year for services to IGC and IGC-M as Chief Executive Officer.   The Employment Agreement was approved in May 2008 and made effective as of March 8, 2008.  For fiscal year 2008, Mr. Mukunda was paid $15,000.

The annual executive compensation for the Chief Executive Officer and Chief Financial Officer of the Company is set out below.

Summary compensation of executive of Sricon

	FY 2006	FY 2007	FY 2008
Ram Mukunda	$0	$0	$15,000	(1)
John Selvaraj (2)	$0	$15,000	$35,000	(3)

(1)
Excludes an additional $4,355 due to Mr. Mukunda for the period ended March 31, 2008 as a result of the approval of his employment agreement in May 2008, which amount was paid to Mr. Mukunda in fiscal year 2009.

(2)	Paid to Mr. Selvaraj’s affiliated company SJS Associates.

(3)
Excludes an additional $3,871 due to SJS Associates for the period ended March 31, 2008 as a result of the approval of the new agreement with SJS Associates, which amount was paid to SJS Associates in fiscal year 2009.

Compensation for Executive Officers of Sricon

The annual executive compensation for the Chairman and Managing Director of Sricon is set out below.  The USD amounts are shown at a conversion rate of INR 40 to USD 1.

Summary compensation of executive of Sricon

	FY 2006	FY 2007	FY 2008
Mr. R Srivastava	INR 600,000	INR 600,000	INR 600,000
	USD 15,000	USD 15,000	USD 15,000

Compensation for Executive Officers of TBL

The annual executive compensation for the Managing Director of TBL is set out below.  The USD amounts are shown at a conversion rate of INR 40 to USD 1.

Summary compensation of executive of TBL

	FY 2006	FY 2007	FY 2008
Mr. Jortin Antony	INR 480,000	INR 480,000	INR 480,000
	USD 12,000	USD 12,000	USD 12,000

Compensation of Directors

No compensation was paid to the Company’s Board of Directors for the one-year period ended March 31, 2008.

Certain Relationships and Related Transactions

As of March 31, 2008, there were no related party transactions other than the agreements with IGN, an affiliate of Ram Mukunda, and SJS Associates, an affiliate of John Selvaraj, described above. We are party to indemnification agreements with each of the executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of the Company since its inception.  The Company, IGC-M and Mr. Mukunda entered into the Employment Agreement on May 22, 2008, which agreement was made effective as of March 8, 2008, the date on which the Company completed its acquisition of Sricon and TBL. A copy of this agreement was filed with the SEC in the Company’s Report on Form 8-K filed May 23, 2008 and is incorporated here by reference.

Pursuant to the agreement, the Company pays Mr. Mukunda a base salary of $300,000 per year. Mr. Mukunda is also entitled to receive a $150,000 bonus upon filing of the Company’s Form 10-K for the fiscal year ended March 31, 2008 and additional bonuses of at least $225,000 for meeting certain targets for net income (before one time charges including charges for employee options, warrants and other items) for fiscal year 2009 and of at least $150,000 for meeting targets with respect to obtaining new contracts.  The Agreement further provides that the Board of Directors of the Company may review and update the targets and amounts for the net revenue and contract bonuses on an annual basis.  The Agreement also provides for benefits, including insurance, 20 days of paid vacation, a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car) and reimbursement of business expenses. The term of the Employment Agreement is five years, after which employment will become at-will. The Employment Agreement is terminable by the Company and IGC-M for death, disability and cause.  In the event of a termination without cause, the Company would be required to pay Mr. Mukunda his full compensation for 18 months or until the term of the Employment Agreement was set to expire, whichever was earlier.

In partial consideration for the equity shares in Sricon purchased by the Company, pursuant to the terms of a Shareholders Agreement dated as of September 15, 2007 by and among IGC, Sricon and the Promoters or Sricon, the stockholders of Sricon as of the date of the acquisition, including Ravindra Lal Srivastava, who currently serves as the Chairman and Managing Director of Sricon, shall have the right to receive up to an aggregate of 418,431 equity shares of Sricon over a three-year period if Sricon achieves certain profit after tax targets for its 2008-2010 fiscal years.  The maximum number of shares the Promoters may receive in any given fiscal year is 139,477 shares.  If Sricon’s profits after taxes for a given fiscal year are less than 100% of the target for that year but are equal to at least 85% of the target, the Promoters shall receive a pro rated portion of the maximum share award for that fiscal year.  A copy of this agreement was filed with the SEC in the Company’s definitive proxy statement filed February 8, 2008 and is incorporated here by reference.

In partial consideration for the equity shares in TBL purchased by the Company, pursuant to the terms of a Shareholders Agreement dated as of September 16, 2007 by and among IGC, TBL and the Promoters of TBL, Jortin Anthony, who currently serves as the Managing Director of TBL, shall have the right to receive  up to an aggregate of 1,204,000 equity shares of TBL over a five-year period if TBL achieves certain profit after tax targets for its 2008-2012 fiscal years.   The maximum number of shares Mr. Anthony may receive is 140,800 shares for fiscal year 2008 and 265,800 shares for each of the following fiscal years.  If TBL’s profits after taxes for a given fiscal year are less than 100% of the target for that year but are equal to at least 85% of the target Mr. Anthony shall receive a pro rated portion of the maximum share award for that fiscal year.  A copy of this agreement was filed with the SEC in the Company’s definitive proxy statement filed February 8, 2008 and is incorporated here by reference.

Compensation Committee Interlocks and Insider Participation

A Compensation Committee comprised of two independent members of the Board of Directors, Ranga Krishna and Sudhakar Shenoy, and a non-independent director Richard Prins administers executive compensation.  No executive officer of the Company served as a director or member of the compensation committee of any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 10, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and our special advisors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, which is based upon 8,570,107 shares of common stock outstanding as of May 29, 2008, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.

The table below sets forth as of March 31, 2008, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class

Wachovia Corporation (2) One Wachovia Center Charlotte, North Carolina 28288-0137	1,770,977	20.66%

Brightline Capital Management, LLC (3) 1120 Avenue of the Americas, Suite 1505 New York, New York 10036	750,000	8.75%

Pine River Capital Management L.P. (4) 601 Carlson Parkway, Suite 330 Minnetonka, MN 55305	2,099,800	24.50%

Steven Michael Oliveira (5) 18 Fieldstone Court New City, NY 10956	3,348,093	33.62%

Steven S. Taylor, Jr. (6) 1376 N. Doheny Drive Los Angeles, CA 90069	815,390	8.71%

Professional Offshore Opportunity Fund, Ltd. (7) 1400 Old Country Road, Suite 206 Westbury, New York 11590	452,267	5.28%

Ranga Krishna (8)	2,460,977	27.78%

Ram Mukunda (9)	1,775,002	20.55%

Sudhakar Shenoy	50,000	*

Suhail Nathani	50,000	*

Larry Pressler	25,000	*

P.G. Kakodkar	12,500	*

Shakti Sinha	12,500	*

Dr. Prabuddha Ganguli	12,500	*

Dr. Anil K. Gupta	25,000	*

All Executive Officers and Directors as a group (6 persons) (10)	4,335,979	48.57%

* Represents less than 1%

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.

(2)
Based on a Schedule 13G filed with the SEC on July 10, 2008 by Wachovia Corporation.   Wachovia Corporation is the direct parent of Wachovia Bank, NA, the owner of the shares.   Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares.

(3)
Based on an amended Schedule 13G jointly filed with the SEC on May 28, 2008 by Brightline Capital Management, LLC (“Management”), Brightline Capital Partners, LP (“Partners”), Brightline GP, LLC (“GP”), Nick Khera (“Khera”) and Edward B. Smith, III (“Smith”).  As disclosed in the amended Schedule 13G, Management and Khera are each the beneficial owners of 750,000 shares of common stock (8.75%), Smith is the beneficial owner of 1,031,500 shares of common stock (12.04%) including 281,500 shares over which he holds sole control of their voting and disposition, and Partners and GP are each the beneficial owners of 592,560 shares of common stock (6.91%), respectively.    The address for each of the foregoing parties is 1120 Avenue of the Americas, Suite 1505, New York, New York 10036.

(4)
Based on a Schedule 13G jointly filed with the SEC on July 8, 2008 by Pine River Capital Management L.P. (“Pine River”),  Brian Taylor (“Taylor”) and Nisswa Master Fund Ltd. (“Nisswa”).  As disclosed in the Schedule 13G, Pine River and Taylor are each the beneficial owners of 2,099,800 shares of common stock  (24.50%) and Nisswa is the beneficial owner of 1,284,300 shares of common stock  (14.99%), respectively.    The address for each of the foregoing parties is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(5)
 Includes warrants to purchase 1,389,320 shares of common stock which are exercisable within sixty (60) days of July 10, 2008, all of which are currently exercisable.  Includes  1,000,000 shares required to be transferred to Mr. Oliveira by Ranga Krishna, Ram Mukunda, John Cherin and Ferris, Baker Watts, Incorporated on September 8, 2008 pursuant to the terms of a certain Share Redistribution Agreement dated March 7, 2008.  Mr. Oliveira holds the shares and warrants through Oliveira Capital, LLC (“Capital”) and the Steven Oliveira IRA (the “IRA”).  Mr. Oliveira is President and sole managing member of Capital and trustee of the IRA.  The business address of Capital is 18 Fieldstone Court, New City, NY 10956.

(6)
Based on an amended Schedule 13D filed with the SEC on June 4, 2008 by Mr. Taylor.  Includes warrants to purchase 795,390 shares of common stock which are exercisable within sixty (60) days of July 10, 2008, all of which are currently exercisable.   Includes 5,000 shares of common stock and 444,431 warrants held by Mr. Taylor in an individual retirement account for his benefit.

(7)	Based on a Schedule 13G filed with the SEC on June 4, 2008 by Professional Offshore Opportunity Fund, Ltd.

(8)
Includes 236,450 shares required to be transferred by Dr. Krishna to third parties on September 8, 2008 pursuant to the terms of certain Share Redistribution Agreements and includes warrants to purchase 290,000 shares of common stock which are exercisable within sixty (60) days of July 10, 2008, all of which are currently exercisable.  Includes 1770,977 shares beneficially owned by Wachovia Corporation, which has sole voting and dispositive control over the shares.   Dr. Krishna is entitled to 100% of the economic benefits of the shares.  Giving effect to the share transfer, Dr. Krishna would be the beneficial owner of  2,224,527 shares (25.11%).

(9)
Includes 425,000 shares owned by Mr. Mukunda’s wife, Parveen Mukunda.   Includes 1,131,581 shares required to be transferred by Mr. Mukunda to third parties on September 8, 2008 pursuant to the terms of certain Share Redistribution Agreements and includes warrants to purchase 66,668 shares of common stock which are exercisable within sixty (60) days of July 10, 2008, all of which are currently exercisable.  Giving effect to the share transfer, Mr. Mukunda would be the beneficial owner of 643,421 shares (7.45%).

(10)
Includes 1770,977 shares beneficially owned by Wachovia Corporation, which has sole voting and dispositive control over the shares.   Dr. Krishna is entitled to 100% of the economic benefits of the shares and 425,000 shares owned by Mr. Mukunda’s wife, Parveen Mukunda.  Includes 1,368,031 shares required to be transferred by Mr. Mukunda and Dr. Krishna to third parties on September 8, 2008 and includes warrants to purchase 356,668 shares of common stock which are exercisable within sixty (60) days of July 10, 2008, all of which are currently exercisable.  Giving effect to the share transfers to be made by Dr. Krishna and Mr. Mukunda, the executive officers and directors would be the beneficial owners of 2,967,948 shares (33.25%).

Messrs. Mukunda and Krishna may be deemed our “parent,” “founder” and “promoter,” as these terms are defined under the Federal securities laws.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2008 there were 300,000 shares authorized for issuance under the 2008 Omnibus Incentive Plan.  No shares or options have been granted as of the date of this filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Related Party Transactions

We do not maintain a formal written procedure for the review and approval of transactions with related persons.  It is our policy for the disinterested members of our board to review all related party transactions on a case-by-case basis.  To receive approval, a related-party transaction must have a business purpose for IGC and be on terms that are fair and reasonable to IGC and as favorable to IGC as would be available from non-related entities in comparable transactions.

Prior Share Issuances

On May 5, 2005, we issued 1,750,000 shares for an aggregate consideration of $17,500 in cash, at an average purchase price of approximately $.01 per share, as follows:

Name	Number of Shares (1)	Relationship to Us
Dr. Ranga Krishna	250,000	Chairman of the Board
Ram Mukunda	1,250,000	Chief Executive Officer, President and Director
John Cherin	250,000	Chief Financial Officer and Director (2)

On June 20, 2005, we issued 750,000 shares for an aggregate consideration of $7,500 in cash, at a purchase price of approximately $.01 per share, as follows:

Name	Number of Shares (1) (3) (4)	Relationship to Us
Parveen Mukunda (5)	425,000	Secretary
Sudhakar Shenoy	37,500	Director
Suhail Nathani	37,500	Director
Shakti Sinha	12,500	Special Advisor
Prabuddha Ganguli	12,500	Special Advisor
Anil K. Gupta	25,000	Special Advisor

(1)         The share numbers and per share purchase prices in this section reflect the effects of a 1-for-2 reverse split effected September 29, 2005.

(2)         John Cherin resigned as our CFO, Treasurer, and Director on November 27, 2006.

(3)         The shares were issued to our officers, directors and Special Advisors in consideration of services rendered or to be rendered to us.

(4)         On September 7, 2005, one stockholder surrendered to us 62,500 shares, and on February 3, 2006, a stockholder surrendered to us 137,500 shares. These were reissued as set forth below.

(5)         Parveen Mukunda is the wife of Ram Mukunda.

On February 3, 2006, we reissued the 200,000 shares for an aggregate consideration of $2,000 in cash at a price of approximately $.01 per share as follows:

Name	Number of Shares	Relationship to Us
Dr. Ranga Krishna	100,000	Chairman of the Board
John Cherin	37,500	Chief Financial Officer, Treasurer and Director
Larry Pressler	25,000	Special Advisor
P.G. Kakodkar	12,500	Special Advisor
Sudhakar Shenoy	12,500	Director
Suhail Nathani	12,500	Director

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which the lock-up period expires. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Mr. Mukunda and certain of our other officers and directors collectively purchased in the aggregate 170,000 units in a private placement immediately prior to the IPO of IGC’s units at a price equal to the offering price of the IPO, $6.00 per unit.

Dr. Krishna, our Chairman of the Board, entered into a Note Purchase Agreement with us pursuant to which we agreed to issue him 446,226 shares of our common stock within 10 days of the consummation of the Acquisition as partial consideration for a $4,300,000 loan made by Dr. Krishna to the Company.   Pursuant to the consummation of the Acquisitions, Dr. Krishna was issued the shares.  These shares are entitled to the registration rights described above.

On March 7, 2008 Messrs. Mukunda and Krishna entered into an agreement with third parties to transfer on September 8, 2008 pursuant to the terms of certain Share Redistribution Agreements an aggregate of 1,368,031 shares.  Specifically, Mr. Mukunda agreed to transfer 1,131,581 shares and Dr. Krishna agreed to transfer 236,450 shares.   The purpose of the agreements were to induce such third parties to acquire shares of the Company's common stock and to cause such shares to be voted in favor of the Company’s acquisition.

As of March 31, 2008, there were no related party transactions other than the agreements with IGN, an affiliate of Ram Mukunda, and SJS Associates, an affiliate of John Selvaraj. We are party to indemnification agreements with each of the executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

Director Independence

We are listed on an exchange that requires its listed companies to have independent directors.  The Board of Directors has made the determination that Messrs. Krishna, Shenoy and Nathani are independent directors

Messrs. Mukunda and Krishna may be deemed to be our “parent,” “founder” and “promoter,” as these terms are defined under the Federal securities laws.

Item 14. Principal Accountant Fees and Services.

Effective May 5, 2008.  The Firm of Yoganandh & Ram (“Y & R”), Chartered Accountants, independent registered public accounting firm, in India, registered with the Public Company Accounting Oversight Board (PCAOB) acts as our principal accountant.

The balance sheets of Sricon as of March 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity and cash flows for the periods ended March 31, 2007, 2006 and 2005, included in our proxy statement, were audited by Y & R.  The balance sheets of TBL as of March 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity and cash flows for the periods ended March 31, 2007, 2006 and 2005, included in our proxy statement, were also audited by Y & R.

Through January 25, 2008, the firm of Goldstein Golub Kessler LLP (“GGK”) acted as our principal accountant. On January 25, 2008 we were notified by GGK that their partners had become partners of McGladrey and Pullen, LLP (“McGladrey”), and we engaged McGladrey as our new principal accountant.  On March 7, 2008 IGC’s shareholders approved the acquisitions of Sricon and TBL.  With these acquisitions, most of our operations are now based in India and our Board of Directors made the decision to retain an auditor based in India.  Effective May 5, 2008, the Audit Committee of IGC dismissed McGladrey and appointed Y & R.

Audit Related and Other Fees

The Audit and other fees paid are below:

	March 31, 2007	March 31, 2008
Audit Fees – GGK	$84,725	65,019
Audit Fees – McGladrey	0	31,343
Audit Related Fees	0	0
Tax Fees (1)	3,837	5,095
All other Fees (2)	0	0
Total	$88,562	101,457

(1) Tax Fees relate to tax compliance, tax planning and advice.  These services include tax return preparation and advice on state and local tax issues.

(2) There were no services rendered other than those identified in the above categories.

Prior to FYE 2008 Y&R did not render any services, including audit, tax, and others to IGC, IGC-M, Sricon, TBL or any related company of ours.  The Audit and other Fees paid to Y&R on a consolidated basis are set out below:

	March 31, 2007	March 31, 2008
Audit Fees	$0.0	60,684
Audit Related Fees	0.0	0
Tax Fees (1)	0.0	0
All other Fees (2)	0.0	0
Total	$0.0	60,684

(1) Y&R did not render any tax planning or advise.

(2) There were no services rendered other than those identified in the above categories.

Audit Committee Approval

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence,  the audit committee of our board of directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to our audit committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

Other Fees are those associated with services not captured in the other categories.

Prior to engagement, our audit committee pre-approves these services by category of service. The fees are budgeted and our audit committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, our audit committee requires specific pre-approval before engaging the independent auditor.

Our audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our board of directors at its next scheduled meeting.

PART IV
Item 15. Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a) Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	Amended and Restated Articles of Incorporation. (1)
3.2	By-laws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Form of Purchase Option to be granted to the Representative. (1)
10.1	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ram Mukunda. (4)
10.2	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and John Cherin. (4)
10.3	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ranga Krishna. (4)
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
10.5	Promissory Note issued by the Registrant to Ram Mukunda. (2)
10.5.1	Extension of Due Date of Promissory Note issued to Ram Mukunda. (2)
10.6	Form of Stock and Unit Escrow Agreement among the Registrant, Ram Mukunda, John Cherin and Continental Stock Transfer & Trust Company. (2)
10.7	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders. (3)
10.8	Form of Unit Purchase Agreement among Ferris, Baker Watts, Inc. and one or more of the Initial Stockholders. (5)
10.9	Form of Office Service Agreement between the Registrant and Integrated Global Networks, LLC. (5)
10.10	Amended and Restated Letter Advisory Agreement between the Registrant, Ferris, Baker Watts, Inc. and SG Americas Securities, LLC. (5)
10.11	Form of Letter Agreement between Ferris, Baker Watts, Inc. and certain officers and directors of the Registrant. (4)
10.12	Form of Letter Agreement between Ferris, Baker Watts, Inc. and each of the Special Advisors of the Registrant. (4)
10.13	Form of Letter Agreement between the Registrant and certain officers and directors of the Registrant. (4)
10.14	Form of Letter Agreement between the Registrant and each of the Special Advisors of the Registrant. (4)
10.15	Promissory Note issued by the Registrant to Ranga Krishna. (2)
10.15.1	Extension of Due Date of Promissory Note issued to Ranga Krishna. (2)
10.16	Form of Promissory Note to be issued by the Registrant to Ranga Krishna. (2)
10.17	Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons “named as Promoters therein”. (6)
10.18	Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (6)
10.19	Note and Warrant Purchase Agreement dated February 5, 2007 by and among India Globalization Capital, Inc. and Oliviera Capital, LLC. (6)
10.20	Promissory Note dated February 5, 2007 in the initial principal amount for $3,000,000 issued by India Globalization Capital, Inc. to Oliviera Capital, LLC. (6)
10.21	Warrant to Purchase Shares of Common Stock of India Globalization Capital, Inc. issued by India Globalization Capital, Inc. to Oliviera Capital, LLC. (6)
10.22
First Amendment to Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (7)

10.23
First Amendment to the Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (7)

10.24	Contract Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL. (7)
10.25	First Amendment dated August 20, 2007 to Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL. (8)
10.26	Share Subscription Cum Purchase Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Barathi Limited and the persons named as Promoters therein (9).
10.27	Shareholders Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Barathi Limited and the persons named as Promoters therein. (9)
10.28	Share Purchase Agreement dated September 21, 2007 by and between India Globalization Capital, Inc. and Odeon Limited. (9)
10.29	Share Subscription Cum Purchase Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (9)
10.30	Shareholders Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (9)
10.31
Form of Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on December 19, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (10)

10.32
Form of Amendment to the Share Subscription Agreement Dated September 16, 2007, entered into on December 21, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein. (10)

10.33	Note Purchase Agreement, effective as of December 24, 2007, by and among India Globalization Capital, Inc. and the persons named as Lenders therein. (10)
10.34	Form of India Globalization Capital, Inc. Promissory Note. (10)
10.35	Form of Registration Rights Agreement by and among India Globalization Capital, Inc. and the persons named as Investors therein. (10)
10.36	Form of Pledge Agreement, effective as of December 24, 2007, by and among India Globalization Capital, Inc. and the persons named as Secured Parties therein. (10)
10.37	Form of Lock up Letter Agreement, dated December 24, 2007 by and between India Globalization Capital, Inc. and Dr. Ranga Krishna. (10)
10.38	Form of Letter Agreement, dated December 24, 2007, with Dr. Ranga Krishna. (10)
10.39	Form of Letter Agreement, dated December 24, 2007, with Oliveira Capital, LLC. (10)
10.40	Form of Warrant Clarification Agreement, dated January 4, 2008, by and between the Company and Continental Stock Transfer & Trust Company. (11)
10.41	Form of Amendment to Unit Purchase Options, dated January 4, 2008, by and between the Company and the holders of Unit Purchase Options. (11)
10.42
Second Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on January 14, 2008 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (12)

10.43
Letter Agreement dated January 8, 2008 by and among India Globalization Capital, Inc., Odeon Limited, and Techni Bhararti Limited with respect to the Share Purchase Agreement dated September 21, 2007 by and among India Globalization Capital, Inc. and  Odeon Limited. (12)

10.44	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated as of March 8, 2008. (13)
10.45	2008 Omnibus Incentive Plan. (14)
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on September 22, 2006.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on February 14, 2006.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as originally filed on May 13, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on July 11, 2005.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on March 2, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on February 12, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 2, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on August 23, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 27, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on December 27, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 7, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 16, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 23, 2008.
(14)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 333-124942), as originally filed on February 8, 2008.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 15, 2008	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 15, 2008	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2008	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: July 15, 2008	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 15, 2008	By:	/s/ Ram Mukunda,
Ram Mukunda
Director

Date: July 15, 2008	By:	/s/ Richard Prins
Richard Prins
Director