Form 10-Q
period 2008-09-30
India Globalization Capital, Inc.
filed 2008-11-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _______________________

FORM 10-Q

_______________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008

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

(301) 983-0998
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Units, each consisting of one share of Common Stock	NYSE Euronext
and two Warrants
Common Stock	NYSE Euronext
Common Stock Purchase Warrants	NYSE Euronext

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
          ☐ Yes            ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

                              Class                                           Shares Outstanding as of September 30, 2008
     Common Stock, $.0001 Par Value                                             8,780,107

INDEX
India Globalization Capital
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008	3
	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2008 and 2007, and Predecessor Companies for September 30, 2007	4
	Consolidated Statements of Operations (unaudited) for the six months ended September 30, 2008 and 2007, and Predecessor Companies for September 30, 2007	5
	Consolidated Statements of Stockholders (Deficit) Equity for the three months ended September 30, 2008 (unaudited)	6
	Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2008 and 2007	7
	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
		20
	Signatures
		21

PART I  - Financial Information

Item 1.  Financial Statements

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	March 31, 2008 (audited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,478,131	$8,397,441
Accounts Receivable	13,057,496	8,708,861
Unbilled Receivables	4,310,703	5,208,722
Inventories	1,782,012	1,550,080
Interest Receivable - Convertible Debenture		277,479
Convertible debenture in MBL		3,000,000
Prepaid taxes	88,683	49,289
Restricted cash	98,144	6,257
Short term investments	757,882	671
Prepaid expenses and other current assets	2,123,173	4,324,201
Due from related parties	341,680	1,373,447

Total Current Assets	$25,037,904	$32,896,447

Property and equipment, net	7,710,522	7,337,361
Build, Operate and Transfer (BOT under Progress)	3,032,702	3,519,965
Goodwill	17,483,501	17,483,501
Investment	2,276,302	1,688,303
Deposits towards acquisitions	187,500	187,500
Restricted cash, non-current	1,744,831	2,124,160
Deferred tax assets - Federal and State, net of valuation allowance	942,955	1,013,611
Other Assets	2,327,422	1,376,126

Total Assets	$60,743,639	$67,626,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$5,859,196	$5,635,408
Trade payables	3,464,741	1,771,151
Advance from Customers	262,067	931,092
Accrued expenses	414,841	1,368,219
Taxes payable	76,569	58,590
Notes Payable to Oliveira Capital, LLC		3,000,000
Notes Payable to Oliveira Trust	1,034,652
Due to related parties	2,493,684	1,330,291
Other current liabilities	2,041,824	3,289,307

Total current liabilities	$15,647,574	$17,384,058

Long-term debt, net of current portion	1,533,067	1,212,841
Advance from Customers	-	832,717
Deferred taxes on income	651,441	608,535
Other liabilities	1,148,016	6,717,109
Total Liabilities	$18,980,098	$26,755,261

Minority Interest	15,032,860	13,545,656

STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 75,000,000 shares authorized; 8,780,107 issued and outstanding at September 30, 2008 and 8,570,107 issued and outstanding at March 31, 2008	878	857
Additional paid-in capital	32,888,962	31,470,134
Retained Earnings (Deficit)	(2,781,870)	(4,141,113)
Accumulated other comprehensive (loss) income	(3,377,289)	(3,822)
Total stockholders’ equity	26,730,681	27,326,056

Total liabilities and stockholders’ equity	$60,743,639	$67,626,973

The accompanying notes should be read in connection with the financial statements.

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Combined Predecessor Three Months
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2007
Revenues:	$10,498,870	$	$6,795,112
Cost of revenue:	(7,890,252)		(4,394,592)

Gross Profit	2,608,618		2,400,520

Selling, General and Administrative	(1,141,751)		(450,965)
Depreciation	(235,725)		(65,049)
One Time Legal and start up costs		(204,684)
Total operating expenses	(1,377,476)	(204,684)	(516,014)
Operating income (loss)	1,231,142	(204,684)	1,884,506

Other income (expense):
Interest and other income	57,520	603,145	2,642,349
Interest expense	(327,775)	(381,722)	(432,168)
Total other income (expense)	(270,255)	221,423	2,210,181

Income (loss) before provision for income taxes	960,887	16,739	4,094,687
(Provision) benefit for income taxes	(273,515)	(5,691)	(193,717)
Income (loss) after provision for income tax	687,372	11,048	3,900,970
Provision for Dividend on Preference Stock and its Tax			(52,436)
Minority interest	(614,948)
Net income (loss)	$72,425	$11,048	$3,848,534
Weighted average number of shares outstanding:
Basic	8,780,107	13,974,500
Diluted	8,780,107	13,974,500
Net income per share:
Basis	$0.01	$0.00
Diluted	$0.01	$0.00

The accompanying notes should be read in connection with the financial statements

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months	Six Months	Combined Predecessor Six Months
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2007
Revenues:	$28,427,252	$	$10,106,421
Cost of revenue:	(21,045,950)		(7,141,827)

Gross Profit	7,381,302		2,964,594

Selling, General and Administrative	(2,089,257)		(880,566)
Depreciation	(467,308)		(258,614)
One Time Legal and start up costs		(384,528)
Total operating expenses	(2,556,565)	(384,528)	(1,139,180)
Operating income (loss)	4,824,737	(384,528)	1,825,414

Other income (expense):
Interest and other income	186,399	1,298,063	2,729,910
Interest expense	(802,085)	(841,600)	(683,929)
Total other income (expense)	(615,686)	456,463	2,045,981

Income (loss) before provision for income taxes	4,209,051	71,935	3,871,395
(Provision) benefit for income taxes	(1,362,605)	(24,604)	(410,438)
Income (loss) after provision for income tax	2,846,446	47,331	3,460,957
Provision for Dividend on Preference Stock and its Tax			(78,340)
Minority interest	(1,487,203)
Net income (loss)	$1,359,243	$47,331	$3,382,617
Weighted average number of shares outstanding:
Basic	8,780,107	13,974,500
Diluted	8,780,107	13,974,500
Net income per share:
Basis	$0.15	$0.00
Diluted	$0.15	$0.00

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	/ Loss	Equity
Balance at March 31, 2008	8,570,107	$857	$31,470,134	$(4,141,113)	$(3,822)	$27,326,056
Issuance of 425,000 warrants to Oliveira Capital, LLC			403,750			403,750
Issuance of common stock to Red Chip Companies	10,000	1	47,098			47,099
Issuance of Common Stock to Oliveira Trust	200,000	20	967,980			968,000
Net Income (Loss)	-	-	-	1,359,243	(3,373,467)	(2,014,224)
Balance at September 30, 2008	8,780,107	$878	$32,888,962	$(2,781,870)	$(3,377,289)	$26,730,681

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended		Combined Predecessor Six months ended
	September 30, 2008	September 30, 2007	September 30, 2007
Cash flows from operating activities:
Net income	$1,359,243	$47,331	$3,383,077
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on Treasury Bills		(1,342,086)
Non-cash compensation expense	450,850
Deferred taxes	196,232	(482,988)	46,872
Depreciation	467,308		258,944
Loss/(Gain) on sale of property, plant and equipment	(53,257)		62,978
Amortization of debt discount on Oliveira debt	2,652	697,759
Changes in:
Accounts receivable	(6,053,309)		(3,555,944)
Unbilled Receivable	192,888		650,623
Inventories	(486,631)		(567,804)
Prepaid expenses and other current assets	2,104,019	52,431	651,907
Interest receivable - convertible debenture	277,479	(120,000)
Deferred interest liability		(177,112)
Accrued expenses	(976,024)	245,812
Taxes payable	34,497	152,592
Trade Payable	2,112,994		1,743,124
Other Current Liabilities	(1,215,283)		39,614
Advance from Customers	(1,370,592)		(993,000)
Non current assets	(1,244,397)		(346,274)
Other non-current liabilities	(5,056,129)		(1,208,210)
BOT under Progress			3,260,051
Minority Interest	1,487,203
Net cash (used) in operating activities	(7,770,256)	(572,037)	3,425,958

Cash flows from investing activities:
Purchase of treasury bills		(199,725,789)
Maturity of treasury bills		200,079,157
Decrease (increase) in cash held in trust		1,304
Purchase of property and equipment	(2,045,178)		(18,087)
Proceeds from sale of property and equipment	117,433		121,771
Purchase of short term investments	(825,238)
Non Current Investments	(895,550)		387,424
Investment in joint ventures			(116,398)
Restricted Cash	(8,261)		(78,379)
Redemption of Convertible Debenture	3,000,000
Deposit to CWEL		(250,000)
Payment of deferred acquisition costs		(118,429)
Net cash provided (used) in investing activities	(656,794)	(13,757)	296,331

Cash flows from financing activities:
Issuance of Preference Stock			1,182,000
Net movement in cash credit and bank overdraft	993,974		(5,145,988)
Proceeds from other short-term borrowings	1,607,247		11,030
Proceeds from long-term borrowings			328,170
Repayment of long-term borrowings	(975,137)		(687,460)
Due to related parties	2,301,874		(623,169)
Proceeds from notes payable to stockholders		275,000
Repayment of note payable to Oliveira Capital, LLC	(3,000,000)
Proceeds from note payable to Oliveira Trust	2,000,000
Proceeds from private placement
Repayment of notes payable to stockholder		(600,000)
Net cash (used in) provided by financing activities	2,927,958	(325,000)	(4,935,417)
Effect of exchange rate changes on cash and cash equivalents	(420,217)		62,000
Net increase in cash and cash equivalent	(5,919,309)	(910,794)	(1,151,128)
Cash and cash equivalent at the beginning of the period	8,397,440	1,169,422	1,297,000
Cash and cash equivalent at the end of the period	$2,478,131	$258,628	$145,872

Supplemental schedule of non cash financing activities
Fair value of issuance of warrants and common stock	$1,418,849
Accrual of deferred acquisition costs		$40,000

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

The Company’s operations are subject to certain risks and uncertainties, including among others, liquidity, dependency on India’s economy and government policies, seasonal business factors, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

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

The acquisitions were accounted for under the purchase method of accounting.  Under this method of accounting, for accounting and financial purposes, IGC-M, Limited was treated as the acquiring entity and Sricon and TBL as the acquired entities.  The consolidated financial statements provided here and going forward are the consolidated statements of IGC, which include IGC-M following the date of formation of IGC-M and Sricon and TBL following the date of the Company’s acquisition of the interests in Sricon and TBL.  The consolidated financial statements do not reflect the operating results of Sricon and TBL prior to the acquisition. However, for comparative purposes, the combined statement of operations for the two acquired companies are presented as the “Combined Predecessors” for the three and six month period ended September 30, 2007.

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

Securities

We have three securities listed on the NYSE Euronext: (1) common stock, $.0001 par value (ticker symbol: IGC), (2) redeemable warrants to purchase common stock (ticker symbol: IGC.WS) and (3) units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).  On March 8, 2006, we sold 11,304,500 units in our initial public offering.  These 11,304,500 units include 9,830,000 units sold to the public and the over-allotment option of 1,474,500 units exercised by the underwriters of the public offering. The units were separated into common stock and warrants on April 13, 2006.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00.  The warrants expire on March 3, 2011, or earlier upon redemption.  The registration statement for initial public offering was declared effective on March 2, 2006.  The warrants are currently not exercisable pending the effectiveness of a registration statement relating to the warrants.  When the warrants become exercisable, they may be exercised by contacting the Company or the transfer agent Continental Stock Transfer & Trust Company.  We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

On March 7, 2008, we bought and redeemed a total of 6,159,346 shares.  As a result, of the redemption and the subsequent issuance of an aggregate of 210,000 shares of common stock in private placements, including the issuance to Red Chip Companies described below, on September 30, 2008, we had 8,780,107 shares outstanding (including shares sold to our founders in a private placement prior to the public offering) and 24,874,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.

Unaudited Interim Financial Statements

The unaudited consolidated financial statements of IGC as of September 30, 2008 and for the three and six months ended September 30, 2008 and 2007 include the accounts of the Company and its subsidiaries. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Pro Forma Results of Operations

The accompanying unaudited consolidated statements of operations only reflect the operating results of companies acquired following the date of acquisition and do not reflect the operating results prior to the acquisitions.  The following are pro forma unaudited results of operations for the Company for the three and six months ended September 30, 2008 and 2007 with the results for the Company alone for the three and six months ended September 30, 2007 included for comparative purposes.  The results in the column labeled “Pro Forma Three Months Ended September 30, 2007” and “Pro Forma Six Months Ended September 30, 2007” assume the Sricon and TBL acquisitions occurred on April 1, 2007.  The unaudited pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense, start up costs, increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months	Three Months	Pro forma Three Months
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2007
Revenues:	$10,498,870	$	$6,795,112
Cost of revenue:	(7,890,252)		(4,394,592)

Gross Profit	2,608,618		2,400,520

Selling, general and administrative	(1,141,751)		(450,965)
Depreciation	(235,725)		(65,049)
One Time Legal and other start up costs		(204,684)	(204,684)
Total operating expenses	(1,377,476)	(204,684)	(720,698)
Operating income (loss)	1,231,142	(204,684)	1,679,822

Other income (expense):
Interest income	57,520	603,145	2,642,349
Interest expense	(327,775)	(381,722)	(813,890)
Other income (expense)	(270,255)	221,423	1,828,459

Income (loss) before provision for income taxes	960,887	16,739	3,508,281
(Provision) benefit for income taxes	(273,515)	(5,691)	6,455
Income (loss) after provision for income tax	687,372	11,048	3,514,736
Provision for Dividend on Preference Stock and its Tax			(52,436)
Minority interest	(614,948)		(947,994)
Net income (loss)	$72,425	$11,048	$2,514,306
Weighted average number of shares outstanding:
Basic	8,780,107	13,974,500
Diluted	8,780,107	13,974,500
Net income per share:
Basis	$0.01	$0.00
Diluted	$0.01	$0.00

	Six Months	Six Months	Pro forma Six Months
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2007
Revenues:	$28,427,252	$	$10,106,421
Cost of revenue:	(21,045,950)		(7,141,827)

Gross Profit	7,381,302		2,964,594

Selling, general and administrative	(2,089,257)		(880,566)
Depreciation	(467,308)		(258,614)
One Time Legal and other start up costs		(384,528)	(384,528)
Total operating expenses	(2,556,565)	(384,528)	1,523,708
Operating income (loss)	4,824,737	(384,528)	1,440,886

Other income (expense):
Interest income	186,399	1,298,063	2,729,910
Interest expense	(802,085)	(841,600)	(1,525,529)
Total Other income (expense)	(615,686)	456,463	1,204,381

Income (loss) before provision for income taxes	4,209,051	71,935	2,645,267
(Provision) benefit for income taxes	(1,362,605)	(24,604)	8,936
Income (loss) after provision for income tax	2,846,446	47,331	2,654,203
Provision for Dividend on Preference Stock and its Tax			(78,340)
Minority interest	(1,487,203)		(883,903)
Net income (loss)	$1,359,243	$47,331	$1,691,960
Weighted average number of shares outstanding:
Basic	8,780,107	13,974,500
Diluted	8,780,107	13,974,500
Net income per share:
Basis	$0.15	$0.00
Diluted	$0.15	$0.00

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

Revenue Recognition

The majority of the revenue recognized for the three and six month period ended September 30, 2008 was derived from the Company’s subsidiaries and as follows:

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

Income per common share:

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. We considered the potential dilutive effect of 23,799,000 warrants in the weighted average shares computation.

For September 30, 2008, the basis shares include shares sold in the IPO, founder’s shares, shares sold in the private placement, shares awarded to the investors in certain bridge loans made to the company, shares issued to our investor relations firm and shares redeemed by the company.  The fully diluted shares include basic shares plus the following: shares arising from the exercise of warrants sold as part of the units in the offering plus shares arising from the exercise of warrants issued to Oliveira Capital.   The UPO issued to the underwriters (1,500,000 shares) is not considered in this calculation as the strike price for the UPO is “out of the money” at $6.50 per share. The historical weighted average per share, for our shares, for the three month period ended September 30, 2008, was applied using the treasury method of calculating the fully diluted shares.   The calculation for fully diluted shares includes no shares and excludes 23,799,000 shares from the final EPS computation.

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

Cash and Cash Equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents. The company maintains its cash in bank accounts in the United States of America, India and Mauritius, which at times may exceed applicable insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The company does not invest its cash in securities that have an exposure to U.S. mortgages.

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

Note 3 – SHORT TERM BORROWINGS & CURRENT PORTION OF LONG-TERM DEBT
(Amounts in Thousand US Dollars)

Short term debt for the consolidated companies consists of the following:

	As of	As of
	September 30, 2008	March 31, 2008
Secured	$4,832	$4,556
Unsecured	292	3,306
Total	5,124	7,862
Add:
Current portion of long term debt	735	773
Total	$5,859	$8,635

The above debt is secured by hypothecation of materials/stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives.

Note 4 - LONG TERM DEBT COMPRIMISES:
(Amounts in Thousand US Dollars)

Long term debt for the consolidated companies consists of the following:
	As of	As of
	September 30, 2008	March 31, 2008
Secured	$-	$-
Term loans	-	632
Loan for assets purchased under capital lease	2,268	1,354
Total	2,268	1,982
Less: Current portion (Payable within 1 year)	735	773
Total	$1,533	$1,213

The secured loans were collateralized by:

·        Unencumbered Net Asset Block of the Company
·        Equitable mortgage of properties owned by promoter directors/ guarantors
·        Term Deposits
·        Hypothecation of receivables, assignment of toll rights, machineries and vehicles and collaterally secured by deposit of    title deeds of land
·        First charge on Debt-Service Reserve Account

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three month period ended September 30, 2008, $15,000 was paid to SJS Associates for Mr. Selvaraj’s consulting services.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services totaling $12,000 for the three month period.   The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

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

NOTE 7 - INVESTMENT ACTIVITIES

Contract Agreement between IGC, CWEL, AMTL and MAIL

As previously disclosed in our Form 8-K dated May 2, 2007 and Form 10-QSB for the quarterly period ended September 30, 2007, on April 29, 2007, the Company entered into a Contract Agreement Dated April 29, 2007 (“CWEL Purchase Agreement”) with CWEL, Arul Mariamman Textiles Limited (AMTL), and Marudhavel Industries Limited (MAIL), collectively CWEL. Pursuant to the CWEL Purchase Agreement, the Company or its subsidiary in Mauritius will acquire 100% of a 24-mega watt wind energy farm, consisting of 96 250-kilowatt wind turbines, located in Karnataka, India to be manufactured by CWEL.

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

NOTE 8 - COMMON STOCK

On August 24, 2005, the Company’s Board of Directors authorized a reverse stock split of one share of common stock for each two outstanding shares of common stock and approved an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock to 75,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.  On March 7, 2008 we redeemed and bought a total of 6,159,346 shares at $5.94 per share.  At September 30, 2008 and 2007 we had 8,780,107 and 13,974,500 shares of common stock issued and outstanding respectively.   At September 30, 2008 and 2007, 25,299,000 and 24,874,000 shares of common stock respectively, were reserved for issuance upon exercise of redeemable warrants, underwriters’ purchase option and warrants issued to Oliveira Capital, LLC.

NOTE 9 -  BUSINESS COMBINATIONS

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended September 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or its subsidiary in Mauritius (IGC-M) will acquire (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement the Company would own approximately 63% of the outstanding equity shares of Sricon.  The purchase price of $26 million was funded with approximately $8.1 million in cash and a note for $17.9 million (computed at an exchange rate of approximately 40 INR to $1 USD).  The expectation is that IGC will repay the note starting in October 2008.  Failure to repay the note could result in  IGC having to decrease its ownership in Sricon by tendering all or a portion of the Sricon shares it owns to Sricon to repay the note. The Sricon Acquisition was consummated on March 7, 2008.

 As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended September 30, 2007, on September 21, 2007, the Company entered into a Share Subscription Agreement  (the “TBL Subscription Agreement”) dated as of September 16, 2007 with Techni Bharathi Limited (“TBL”) and certain individuals (collectively, the “TBL Promoters”), pursuant to which the Company through its subsidiary in Mauritius (IGC-M) acquired (the “TBL Acquisition”) 7,150,000 newly-issued company stock for approximately $6.9 million, 1,250,000 newly-issued convertible preference shares for approximately $3.13 million  (both at an exchange rate of INR 40 per USD; collectively, the “New Shares”) directly from TBL and 5,000,000 convertible preference shares from Odeon, a Singapore based holder of TBL securities, for approximately $2 million.  With the conclusion of this transaction, on March 7, 2008 the Company owned approximately 77%, of the outstanding equity shares of TBL.

No acquisitions or mergers transactions occurred during the three month periods ending June 30 and September 30, 2008.  Details of the Sricon and TBL acquisitions can be found in the Company’s 10-KSB filed for year end March 31, 2008.

NOTE 10 – PRIVATE PLACEMENT

On July 18, 2008 we issued 10,000 shares of common stock to Red Chip Companies, our investor relations firm as compensation for services.  This has been expensed at $47,100.

In February 2007 we borrowed $3 million from Oliveira Capital and made an investment in MBL.  On August 6, 2008 MBL returned the investment and we subsequently repaid the loan to Oliveira Capital.  As per the terms of the loan agreement entered into between IGC and Oliveira Capital, we issued 425,000 warrants to Oliveira Capital.  The company calculated the Black-Scholes value of these warrants at $403,750 based on a volatility of 32.40% and a strike price of $5.

As previously disclosed, on September 30, 2008 we commenced a private placement offering of unsecured promissory notes for an aggregate principal amount of up to $5,000,000.  On September 30, 2008 we consummated an initial closing of the offering in the total amount of $2,000,000 with Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira Trust”).  The Note bears interest equal to 6% per annum and is payable in full twelve (12) months from the date of issuance of the Note.  As additional consideration for the investment in the Notes, IGC agreed to issue the Oliveira Trust 200,000 shares of common stock.  If the Note is not repaid by the Maturity Date, Oliveira Trust will be entitled to receive an additional 200,000 shares of common stock.  The value of the stock is accounted at $968,000.

NOTE 11 - SUBSEQUENT EVENTS

None

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

The 2008 share of infrastructure investment in India is expected to increase to 9 per cent of GDP, which is an increase from 5 per cent in 2006-07.  This forecast is based on The Indian Planning Commission’s annual publication which surmised that for the Eleventh Plan period (2007-12), a large investment of approximately $494 Billion would be required for Infrastructure build and modernization.  The infrastructure development industry is the largest employer in India – the construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be 16.98%.  The current global financial problems have begun to impact India and China. While China recently responded by injecting a large amount of capital into the economy, India has responded by cutting interest rates.  However, as of now, banks are slow to increase lending.  The government of India is acutely aware of the issues, and is actively involved in responding to the overall lack of liquidity.

Our operations are subject to certain risks and uncertainties, including among others, liquidity, dependency on India’s economy and government policies, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

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

Core Business Areas

Our core business areas include highway and heavy construction, mining and quarrying and construction and maintenance of high temperature plants.

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

Foreign Currency Translation

The financial statements are reported in U.S. dollars. The Indian rupee is the functional currency for Sricon and TBL. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

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

The exchange rate between the Indian Rupee and the U.S. dollars are as follows:

	Average rate used for translating operations. INR to one U.S.D.	Rate used for translating Balance Sheet. INR to one U.S.D.
Six months ended September 30, 2007	40.72	39,75
Year ended March 31, 2008	40.12	40.02
Six months ended September 30, 2008	42.62	46.45

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

Revenue Recognition

The majority of the revenue recognized for three month period ended September 30, 2008 was derived from the Company’s subsidiaries and as accordingly:

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

Accounting for Stock-Based Compensation

                As of September 30, 2008, we had not granted any stock options under our Employee Stock Plan.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in November of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit. During November 2007, we completed the required annual test, which indicated there was no impairment.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following results of operations discussion compares our consolidated company results for the three months ended September 30, 2008 to the Combined Predecessor Results of Operations for the three months ended September 30, 2007.  We believe this is a better measure of performance than comparing the consolidated company results to pre-acquisition results because there were no significant operating results before acquiring Sricon and TBL companies.

Revenue - Total revenue increased 55% to $10.5 million for the three months ended September 30, 2008, as compared to $6.8 million for the three months ended September 30, 2007. Our revenue increased due to the increase in the number of new and active contracts in our contract backlog.

Operating Income (loss) - In the three month period ending September 30, 2008, operating margin is 1.2 million, compared to $1.9 million for the combined predecessor companies for the three month period ending September 30, 2007.  Our operating margin decreased due to the increased cost of raw materials.

Total Cost of Revenue and operating expenses - Our total cost of revenue and operating expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, startup costs, and general and administrative expense. In the three month period ending September 30, 2008, total cost of revenue and operating expenses increased by $3.4 million or 89%, compared to the three month period ending September 30, 2007.

Costs of Revenue - Costs of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of revenue increased by $3.5 million or 80%, compared to the three month period ending September 30, 2007.  The increase was due to higher contract revenue during the year.

Selling, General and Administrative - Consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, selling, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to being a publicly held company. Selling, general and administrative expenses increased by $0.7 million or 153%, compared to the three month period ending September 30, 2007, due to higher scale of operations resulting from acquisitions.

Net Interest Income (Expense) – Net interest expense increased by $2.5 million or 89% compared to the three month period ending September 30, 2007.  The increase was due to one-time settlement income recorded in the period ended September 30, 2007.

Net Income (loss) – Net income was $72.4 thousand for the three months ended September 30, 2008, as compared to net income of $3.8 million for the three months ended September 30, 2007.  The September 30, 2008 net income includes non-cash expenses related to the issuance of stocks and warrants as well as minority interest.  The September 30, 2007 net income does not include minority interest, but does include a one-time settlement.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

The following results of operations discussion compares our consolidated company results for the six months ended September 30, 2008 to the Combined Predecessor Results of Operations for the six months ended September 30, 2007.  We believe this is a better measure of performance than comparing the consolidated company results to pre-acquisition results because there were no significant operating results before acquiring Sricon and TBL companies.

Revenue - Total revenue increased 181% to $28.4 million for the six months ended September 30, 2008, as compared to $10.1 million for the six months ended September 30, 2007. Our revenue increased due to the increase in the number of new and active contracts in our contract backlog.

Operating Income (loss) - In the six month period ending September 30, 2008, operating margin is $4.8 million, compared to a loss of $1.8 million for the combined predecessor companies for the six month period ending September 30, 2007.  Our operating margin increased due to the increase in the number of new and active contracts in our contract backlog.

Total Cost of Revenue and operating expenses - Our total cost of revenue and operating expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, startup costs, and general and administrative expense. In the six month period ended September 30, 2008, total cost of revenue and operating expenses increased by $15.3 million or 185%, compared to the six month period ended September 30, 2007.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of revenue increased by $13.9 million or 195%, compared to the six month period ending September 30, 2007.  The increase was due to higher contract revenue during the year.

Selling, General and Administrative - Consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, selling, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to being a publicly held company. Selling, general and administrative expenses increased by $1.2 million or 137%, compared to the six month period ending September 30, 2007, due to higher scale of operations resulting from acquisitions.

Net Interest Income (Expense) – Net interest (expense) and other income decreased by $2.6 million or 130% compared to the six month period ending September 30, 2007.  The decrease was due to one-time settlement income recorded in the six month period ended September 30, 2007.

Net Income (loss) – Net income was $1.4 million for the six months ended September 30, 2008, as compared to a net income of $3.4 million for the six months ended September 30, 2007. The September 30, 2008 net income includes non-cash expenses related to the issuance of stocks and warrants as well as minority interest.  The September 30, 2007 net income does not include minority interest, but does include one-time settlements.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the six months period ended September 30, 2008 and 2007.  The Predecessor cash flow statements for the six month ended period September 30, 2007 are not available.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the six month period ending September of 2008, cash used for operating activities was $7.7 million compared to cash used for operating activities of $0.6 million during the six month period ending September of 2007. The uses of cash in the six month period ending September of 2008 relates primarily to the payment of general operating expenses of our subsidiary companies.

During the same six month period ending September 2008, investing activities from continuing operations used $ 657 thousand of cash as compared to approximately $14 thousand used during the comparable period in 2007. In the second quarter of 2008, we paid $2 million for property and equipment purchases, 1 million for restricted cash and approximately $825 thousand for short term investments.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the six month period ending September of 2008, there was financing cash provided of approximately $2.9 million, compared to cash used of approximately $325 thousand for the same six month period of 2007.  The cash provided in 2008 was primarily due to use of bank credit lines.  The cash used in 2007 was primarily due to repayment of long-term notes to stockholders.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India.  We believe that our current cash balances and anticipated operating cash flow, are inadequate to sustain the rapid growth envisioned for the Company.  As such we are taking measures to severely constrain growth until we have visibility into increased liquidity.  As of now our bank lines in India are frozen at the amounts borrowed and outstanding.  We continue to explore funding sources including bank lines, equity, convert, debt, etc. However, there can be no assurance that we will be able to access additional credit facilities.  We expect to curtail our growth plans to match the currently available liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Commitments

1) Capital commitments

The estimated amount of contracts remaining to be executed on capital account not provided for as on September 30, 2008 are USD zero.

2) Guarantees

The Company had outstanding financial / performance bank guarantees of approximately USD 4 million as of September 30, 2008.

a)
Sricon  was awarded a contract from National Highway Authority of India (‘NHAI’) in 2004-05, for restoring the Jaipur – Gurgaon National Highway 8. The total contract value was USD 5.10 million to be completed in 6 months. The entire stretch of the site was handed over on piecemeal basis without any defined schedule in contravention with contractual provisions and approved construction program and methodology. This has resulted in additional costs due to additional deployment of resources for prolonged period. Thus, Sricon invoked the escalation clause of the contract and filed a claim of USD 8.16 million. The dispute has been referred to arbitration. The Company has not recognized the claimed amounts on its books.

b)
Sricon was awarded a contract from National Highway Authority of India (‘NHAI’) in 2001-02 for construction of a four lane highway on the Namkkal bypass on National Highway 7, in the state of Tamilnadu. The total contract value was $4 million and the construction was to have been completed by November 30, 2002. The escalation and variation claim of  $5.27 million is pending with NHAI. An arbitration process was initiated on July 3, 2007. The company has not recognized the claim amounts on its books.

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

The Global credit crisis has created significant risk in our ability to rapidly scale our business.   In India, the bank lines have been frozen at the amounts that are already borrowed and outstanding.  These amounts are significantly lower than the sanctioned limits.  In the U.S. we have had limited success in securing capital.  We have no visibility as to when the credit and capital markets will recover. We are taking steps to constrain our growth until there is visibility into bank credit, or other financing.   Further, as we acquired Sricon for cash and a note, inadequate liquidity could possibly result in a reduction in our ownership in Sricon by tendering a portion of our shares in Sricon to repay the note.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008.  Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report other than with respect to our procedures for including the required auditor consents.

In connection with the preparation of our Form 10-KSB for our fiscal year ended March 31, 2008, we failed to request one of the consents from our auditors in a timely manner.  This deficiency in our controls caused us to file our Form 10-KSB for fiscal year ended March 31, 2008 one day late.  We determined that this control deficiency did not result, however, in a material misstatement or lack of disclosure within the Form 10-KSB.

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

No  change  in  the Company's internal control over financial reporting occurred during the year ended September 30, 2008, that materially affected, or is reasonably likely  to  materially  affect,  the  Company's  internal control over financial reporting.

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

None

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 14, 2008	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer