Form 10-Q
period 2008-12-31
India Globalization Capital, Inc.
filed 2009-02-17
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _______________________

FORM 10-Q

_______________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2008

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

(301) 983-0998
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Units, each consisting of one share of Common Stock	NYSE Alternext
and two Warrants
Common Stock	NYSE Alternext
Common Stock Purchase Warrants	NYSE Alternext

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐ Yes            ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of January 12, 2009
Common Stock, $.0001 Par Value	10,091,171

INDEX
India Globalization Capital
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008	3
	Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2008 and 2007, and Predecessor Companies for December 31, 2007	4
	Consolidated Statements of Operations (unaudited) for the nine months ended December 31, 2008 and 2007, and Predecessor Companies for December 31, 2007	5
	Consolidated Statements of Stockholders (Deficit) Equity for the nine months ended December 31, 2008 (unaudited)	6
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2008 and 2007	7
	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
		25
	Signatures
		26

PART I - Financial Information

Item 1.  Financial Statements

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (unaudited)	March 31, 2008 (audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,739,275	$8,397,441
Accounts Receivable	12,750,244	8,708,861
Unbilled Receivables	3,941,197	5,208,722
Inventories	1,678,007	1,550,080
Interest Receivable - Convertible Debenture		277,479
Convertible debenture in MBL		3,000,000
Prepaid taxes	88,683	49,289
Restricted cash		6,257
Short term investments	78,783	671
Prepaid expenses and other current assets	2,521,086	4,324,201
Due from related parties	424,863	1,373,446

Total Current Assets	$23,222,138	$32,896,447

Property and equipment, net	7,159,723	7,337,361
Build, Operate and Transfer (BOT under Progress)	2,899,733	3,519,965
Goodwill	17,483,501	17,483,501
Investment	82,950	1,688,303
Deposits towards acquisitions	187,500	187,500
Restricted cash, non-current	1,647,951	2,124,160
Deferred tax assets - Federal and State, net of valuation allowance	919,122	1,013,611
Other Assets	2,040,746	1,376,126

Total Assets	$55,643,364	$67,626,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$2,754,023	$5,635,408
Trade payables	1,682,498	1,771,151
Advance from Customers	215,772	931,092
Accrued expenses	469,377	1,368,219
Taxes payable	76,569	58,590
Notes Payable to Oliveira Capital, LLC		3,000,000
Notes Payable to Oliveira Trust	1,278,642
Due to related parties		1,330,291
Other current liabilities	2,476,142	3,289,307
	3,495,775
Total current liabilities	$12,448,798	$17,384,059

Long-term debt, net of current portion	1,483,154	1,212,841
Advance from Customers		832,717
Deferred taxes on income	633,743	608,535
Other liabilities	2,344,205	6,717,109
Total Liabilities	$16,909,900	$26,755,261

Minority Interest	14,482,653	13,545,656

STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 75,000,000 shares authorized; 8,780,107 issued and outstanding at December 31, 2008 and 8,570,107 issued and outstanding at March 31, 2008	878	857
Additional paid-in capital	32,888,962	31,470,134
Retained Earnings (Deficit)	(4,515,523)	(4,141,113)
Accumulated other comprehensive (loss) income	(4,123,506)	(3,822)
Total stockholders’ equity	2,4250,811	27,326,056

Total liabilities and stockholders’ equity	$55,643,364	$67,626,973

The accompanying notes should be read in connection with the financial statements.

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Combined Predecessor Three Months Ended December 31, 2007
Revenues:	$3,836,428	$	$11,800,380
Cost of revenue:	(2,902,431)		(7,454,842)

Gross Profit	933,996		4,345,538

Selling, General and Administrative	(2,135,267)		(1,425,269)
Depreciation	(212,527)		(433,211)
One Time Legal and start up costs		(286,006)
Total operating expenses	(2,347,794)	(286,006)	(1,858,480)
Operating income (loss)	(1,413,798)		2,487,058

Other income (expense):
Interest and other income	137,663	538,894	124,306
Interest expense	(442,265)	(443,100)	(542,570)
Total other income (expense)	(304,602)	95,794	(418,264)

Income (loss) before provision for income taxes	(1,718,400)	(190,212)	2,068,795
(Provision) benefit for income taxes	(565,885)	(64,630)	(351,857)
Income (loss) after provision for income tax	(2,284,285)	(125,582)	1,716,938
Provision for Dividend on Preference Stock and its Tax			(53,688)
Minority interest	550,207
Net income (loss)	$(1,734,078)	$(125,582)	$1,663,250
Weighted average number of shares outstanding:
Basic	8,780,107	8,780,107
Diluted	8,780,107	8,780,107
Net income per share:
Basis	$(0.20)	$(0.01)
Diluted	$(0.20)	$(0.01)

The accompanying notes should be read in connection with the financial statements

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Combined Predecessor
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2007
Revenues:	$32,263,680	$	$21,906,801
Cost of revenue:	(23,948,382)		(14,596,669)

Gross Profit	8,315,299		7,310,132

Selling, General and Administrative	(4,224,524)		(2,305,835)
Depreciation	(679,835)		(691,825)
One Time Legal and start up costs		(670,534)
Total operating expenses	(4,904,359)	(670,534)	(2,997,660)
Operating income (loss)	3,410,939	(670,534)	4,312,472

Other income (expense):
Interest and other income	324,062	1,836,957	2,854,216
Interest expense	(1,244,350)	(1,284,700)	(1,226,499)
Total other income (expense)	(920,288)	(552,257)	1,627,717

Income (loss) before provision for income taxes	2,490,651	(118,279)	5,940,189
(Provision) benefit for income taxes	(1,928,490)	40,026	(762,295)
Income (loss) after provision for income tax	562,161	(78,251)	5,177,894
Provision for Dividend on Preference Stock and its Tax			(132,028)
Minority interest	(936,996)
Net income (loss)	$(374,835)	$(78,251)	$5,045,866
Weighted average number of shares outstanding:
Basic	8,780,107	13,974,500
Diluted	8,780,107	13,974,500
Net income per share:
Basis	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

The accompanying notes should be read in connection with the financial statements

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	/ Loss	Equity
Balance at March 31, 2008	8,570,107	$857	$31,470,134	$(4,141,113)	$(3,822)	$27,326,056
Issuance of 425,000 warrants to Oliveira Capital, LLC			403,750			403,750
Issuance of common stock to Red Chip Companies	10,000	1	47,098			47,099
Issuance of Common Stock to Oliveira Trust	200,000	20	967,980			968,000
Net Income (Loss)	-	-	-	(374,410)	(4,119,684)	(4,494,094)
Balance at December 31, 2008	8,780,107	$878	$32,888,962	$(4,515,523)	$(4,123,506)	$24,250,812

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended		Combined Predecessor Nine months ended
	December 31, 2008	December 31, 2007	December 31, 2007
Cash flows from operating activities:
Net income	$(374,835)	$(78,251)	$5,045,868
Adjustment to reconcile net income to net cash used in operating activities:		(1,888,597)
Interest earned on Treasury Bills
Non-cash compensation expense	450,850
Deferred taxes	222,873	(748,895)	125,139
Depreciation	679,835		691,825
Loss/(Gain) on sale of property, plant and equipment	(50,905)		63,682
Amortization of debt discount on Oliveira debt	2,652	1,052,988
Amortization of loan acquisition costs		12,295

Changes in:

Accounts receivable	(6,074,864)		(7,733,365)
Unbilled Receivable	381,020		1,212,592
Inventories	(436,945)		(135,299)
Prepaid expenses and other current assets	1,441,780	66,572	1,998,176
Interest receivable - convertible debenture	277,479	(180,000)
Deferred interest liability		249,216
Accrued expenses	(925,311)	338,296
Taxes payable	87,497	(346,131)
Trade Payable	243,425		(458,454)
Other Current Liabilities	(532,614)		1,416,487
Advance from Customers	(1,347,958)		(1,614,651)
Non current assets	(988,268)		(1,503,080)
Other non-current liabilities	(3,474,682)		419,457
BOT under Progress			3,296,481
Minority Interest	936,996
Net cash (used) in operating activities	(8,416,748)	(1,522,507)	2,824,857

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(continued)

Nine months ended		Combined Predecessor Nine months ended
December 31, 2008	December 31, 2007	December 31, 2007

Cash flows from investing activities:
Purchase of treasury bills		(401,237,567)
Maturity of treasury bills		402,336,508
Decrease (increase) in cash held in trust		(44,277)
Purchase of property and equipment	(1,956,230)		(42,873)
Proceeds from sale of property and equipment	112,245		123,131
Purchase of short term investments	(85,116)
Non Current Investments	1,424,897		324,256
Investment in joint ventures
Restricted Cash	116,545		14,902
Redemption of Convertible Debenture	3,000,000
Deposit towards acquisitions		(3,670,000)
Payment of deferred acquisition costs		(48,419)
Net cash provided (used) in investing activities	2,612,340	2,663,755)	419,416

Cash flows from financing activities:
Issuance of Preference Stock			1,241,619
Net movement in cash credit and bank overdraft	(2,153,085)		(2,431,752)
Proceeds from other short-term borrowings			141,258
Proceeds from long-term borrowings	1,192,408		212,620
Repayment of long-term borrowings	(569,372)		(3,740,442)
Due to related parties	2,124,212		(2,237,692)
Proceeds from notes payable to stockholders		4,825,000
Proceeds from notes payable to stockholders		(600,000)

Repayment of note payable to Oliveira Capital, LLC	(2,756,010)	1,000,000
Proceeds from note payable to Oliveira Trust	2,000,000
Proceeds from private placement
Repayment of notes payable to stockholder
Money received pending allotment			3,170,102

Net cash (used in) provided by financing activities	(161,847)	(5,225,000)	(3,644,287)
Effect of exchange rate changes on cash and cash equivalents	(691,910)		126,332
Net increase (decrease) in cash and cash equivalent	(6,658,165)	1,038,738	(273,682)
Cash and cash equivalent at the beginning of the period	8,397,440	1,169,422	1,297,000
Cash and cash equivalent at the end of the period	$1,739,275	$2,208,160	$1,023,318

Supplemental schedule of non cash financing activities
Accrual of deferred acquisition costs		$26,031
Accrual of loan acquisition costs		250,000

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

The acquisitions were accounted for under the purchase method of accounting.  Under this method of accounting, for accounting and financial purposes, IGC-M, Limited was treated as the acquiring entity and Sricon and TBL as the acquired entities.  The consolidated financial statements provided here and going forward are the consolidated statements of IGC, which include IGC-M following the date of formation of IGC-M and Sricon and TBL following the date of the Company’s acquisition of the interests in Sricon and TBL.  The consolidated financial statements do not reflect the operating results of Sricon and TBL prior to the acquisition. However, for comparative purposes, the combined statement of operations for the two acquired companies are presented as the “Combined Predecessors” for the three and nine month period ended December 31, 2007.

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

Securities

We have three securities listed on the NYSE Alternext: (1) common stock, $.0001 par value (ticker symbol: IGC), (2) redeemable warrants to purchase common stock (ticker symbol: IGC.WS) and (3) units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).  On March 8, 2006, we sold 11,304,500 units in our initial public offering.  These 11,304,500 units include 9,830,000 units sold to the public and the over-allotment option of 1,474,500 units exercised by the underwriters of the public offering. The units were separated into common stock and warrants on April 13, 2006.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00.  The warrants expire on March 3, 2011, or earlier upon redemption.  The registration statement for initial public offering was declared effective on March 2, 2006.  The warrants are currently not exercisable pending the effectiveness of a registration statement relating to the warrants.  When the warrants become exercisable, they may be exercised by contacting the Company or the transfer agent Continental Stock Transfer & Trust Company.  We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

On March 7, 2008, we bought and redeemed a total of 6,159,346 shares.  As a result, of the redemption and the subsequent issuance of an aggregate of 210,000 shares of common stock in private placements, including the issuance to Red Chip Companies described below, on December 31, 2008, we had 8,780,107 shares outstanding (including shares sold to our founders in a private placement prior to the public offering) and 24,874,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ purchase option.

In an effort to raise additional capital and reduce the number of warrants outstanding, on November 24, 2008, we announced to the holders of all 22,609,000 outstanding, publicly traded warrants and of 1,190,000 warrants issued by the Company in private placements  the opportunity to acquire shares of common stock. We modified the terms of the Warrants to (1) permit, instead of paying the purchase price of $5.00 in cash, the exchange of 5 Warrants and $0.55 for one share of Common Stock and (2) permit the exercise of a Warrant such that the Holder will receive one share of Common Stock in exchange for every 12 Warrants surrendered. The Warrant holders could use one or both methods in exercising the warrants for Common Stock. The offer was initially planned to commence on Monday, November 24, 2008 and expire on December 23, 2008 as further described in our initial Tender Offer Statement dated November 24, 2008 and filed with the SEC on that date.

On January 6, 2009, we extended the expiration date of the tender offer to January 9, 2009.  See the section below titled Subsequent Events for the results of the tender offer.

Unaudited Interim Financial Statements

The unaudited consolidated financial statements of IGC as of December 31, 2008 and for the three and nine months ended December 31, 2008 and 2007 include the accounts of the Company and its subsidiaries. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Pro Forma Results of Operations

The accompanying unaudited consolidated statements of operations only reflect the operating results of companies acquired following the date of acquisition and do not reflect the operating results prior to the acquisitions.  The following are pro forma unaudited results of operations for the Company for the three and nine months ended December 31, 2008 and 2007 with the results for the Company alone for the three and nine months ended December 31, 2007 included for comparative purposes.  The results in the column labeled “Pro Forma Three Months Ended December 31, 2007” and “Pro Forma Nine Months Ended December 31, 2007” assume the Sricon and TBL acquisitions occurred on April 1, 2007.  The unaudited pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense, start up costs, increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values of the tangible and intangible assets.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Pro forma Three Months Ended December 31, 2007
Revenues:	$3,836,428	$	$11,800,380
Cost of revenue:	(2,902,431)		(7,454,842)

Gross Profit	933,996		4,345,538

Selling, general and administrative	(2,135,267)		(1,425,269)
Depreciation	(212,527)		(433,211)
One Time Legal and other start up costs		(286,006)	(286,008)
Total operating expenses	(2,347,794)	(286,006)	(2,144,488)
Operating income (loss)	(1,413,798)		2,201,050

Other income (expense):
Interest income and other income	137,663	538,894	124,306
Interest expense	(442,265)	(443,100)	(985,670)
Other income (expense)	(304,602)	95,794	(861,364)

Income (loss) before provision for income taxes	(1,718,400)	(190,212)	1,339,686
(Provision) benefit for income taxes	(565,885)	(64,630)	(109,573)
Income (loss) after provision for income tax	(2,284,285)	(125,582)	1,230,113
Provision for Dividend on Preference Stock and its Tax			(53,688)
Minority interest	550,207		(587,710)
Net income (loss)	$(1,734,078)	$(125,582)	$588,715
Weighted average number of shares outstanding:
Basic	8,780,107	8,780,107
Diluted	8,780,107	8,780,107
Net income per share:
Basis	$(0.20)	$(0.01)
Diluted	$(0.20)	$(0.01)

	Nine Months	Nine Months	Pro forma Nine Months
	Ended	Ended	Ended
	December 31, 2008	December 31, 2007	December 31, 2007
Revenues:	$32,263,680	$	$21,906,801
Cost of revenue:	(23,948,382)		(14,596,669)

Gross Profit	8,315,299		7,310,132

Selling, general and administrative	(4,224,524)		(2,305,835)
Depreciation	(679,835)		(691,825)
One Time Legal and other start up costs		(670,534)	(670,536)
Total operating expenses	(4,904,359)	(670,534)	(3,668,196)
Operating income (loss)	3,410,939	(670,534)	3,641,936

Other income (expense):
Interest income	324,062	1,836,957	2,854,216
Interest expense	(1,244,350)	(1,284,700)	(2,511,199)
Total Other income (expense)	(920,288)	(552,257)	343,017

Income (loss) before provision for income taxes	2,490,651	(118,279)	3,984,953
(Provision) benefit for income taxes	(1,928,490)	40,026	(100,637)
Income (loss) after provision for income tax	562,161	(78,251)	3,884,316
Provision for Dividend on Preference Stock and its Tax			(132,028)
Minority interest	(936,996)		(1,471,613)
Net income (loss)	$(374,835)	$(78,251)	$2,280,675
Weighted average number of shares outstanding:
Basic	8,780,107	13,974,500
Diluted	8,780,107	13,974,500
Net income per share:
Basis	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

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

Revenue Recognition

The majority of the revenue recognized for the three and nine month period ended December 31, 2008 was derived from the Company’s subsidiaries and as follows:

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

For December 31, 2008, the number of shares include shares sold in the IPO, founder’s shares, shares sold in the private placement, shares awarded to the investors in certain bridge loans made to the company, shares issued to our investor relations firm and shares redeemed by the company.  The fully diluted shares include basic shares plus the following: shares arising from the exercise of warrants sold as part of the units in the offering plus shares arising from the exercise of warrants issued to Oliveira Capital.   The UPO issued to the underwriters (1,500,000 shares) is not considered in this calculation as the strike price for the UPO is “out of the money” at $6.50 per share. The historical weighted average per share, for our shares, for the three month period ended December 31, 2008, was applied using the treasury method of calculating the fully diluted shares.   The calculation for fully diluted shares includes no shares and excludes 23,799,000 shares from the final EPS computation.

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

Note 3 – SHORT TERM BORROWINGS & CURRENT PORTION OF LONG-TERM DEBT
(Amounts in Thousand US Dollars)

Short term debt for the consolidated companies consists of the following:

	As of December 31, 2008	As of March 31, 2008
Secured	$1,790,881	$4,556
Unsecured	260,341	3,306
Total	2,051,222	7,862
Add:
Current portion of long term debt	702,801	773
Total	$2,754,023	$8,635

The above debt is secured by hypothecation of materials/stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives.

Note 4 - LONG TERM DEBT COMPRIMISES:
(Amounts in Thousand US Dollars)

Long term debt for the consolidated companies consists of the following:
	As of December 31, 2008	As of March 31, 2008
Secured	$-	$-
Term loans	-	632
Loan for assets purchased under capital lease	2,185,955	1,354
Total	2,185,955	1,986
Less: Current portion (Payable within 1 year)	702,801	773
Total	$1,483,154	$1,213

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three month period ended December 31, 2008, $22,000 was paid to SJS Associates for Mr. Selvaraj’s consulting services.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services totaling $16,000 for the three month period (January 20, 2009 payment included).   The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

NOTE 6 -COMMITMENTS AND CONTINGENCY

The Founders are entitled to registration rights with respect to their shares of common stock acquired prior to the Public Offering and the shares of common stock they purchased in the Private Placement pursuant to an agreement executed on March 3, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which the lock-up period expires.  In addition, the Founders have certain “piggy-back” registration rights on registration statements filed subsequent to the anniversary of the effective date of the Public Offering. In addition, the holders of certain shares of common stock of the Company and warrants to purchase Common Stock of the Company purchased from the Company in private placements are entitled to demand and “piggy back” registration rights.   We registered all of the shares entitled to these registration rights for resale in a Form S-1 declared effective on November 12, 2008.

In connection with our proposed acquisition of a wind energy farm from Chiranjjeevi Wind Energy Limited ("CWEL"), we have agreed to pay a finder’s fee of 0.25% of the purchase price to Master Aerospace Consultants (Pvt) Ltd, a consulting firm located in India. The fee is contingent on the consummation of the transaction.

NOTE 7 - INVESTMENT ACTIVITIES –

Contract Agreement between IGC, CWEL, AMTL and MAIL

As previously disclosed in our Form 8-K dated May 2, 2007 and Form 10-QSB for the quarterly period ended December 31, 2007, on April 29, 2007, the Company entered into a Contract Agreement Dated April 29, 2007 (“CWEL Purchase Agreement”) with CWEL, Arul Mariamman Textiles Limited (AMTL), and Marudhavel Industries Limited (MAIL), collectively CWEL. Pursuant to the CWEL Purchase Agreement, the Company or its subsidiary in Mauritius will acquire 100% of a 24-mega watt wind energy farm, consisting of 96 250-kilowatt wind turbines, located in Karnataka, India to be manufactured by CWEL.

CWEL is a manufacturer and supplier of wind operated electricity generators, towers and turnkey implementers of wind energy farms.  On May 22, 2007, the Company made a down payment of approximately $250,000 to CWEL.  Pursuant to the First Amendment dated August 20, 2007 (as previously disclosed in the Company’s Form 8-K dated August 22, 2007), if the Company does not consummate the transaction with CWEL, approximately $187,500 will be returned to the Company.  As of the date of this filing, no significant discussions have occurred involving the purchase of CWEL.

The Company is contemplating pursuing this opportunity, or a similar one if it is able to obtain adequate funding from the exercise of warrants, debt or other means.

NOTE 8 - COMMON STOCK

On August 24, 2005, the Company’s Board of Directors authorized a reverse stock split of one share of common stock for each two outstanding shares of common stock and approved an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock to 75,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.  On March 7, 2008 we redeemed and bought a total of 6,159,346 shares at $5.94 per share.  At December 31, 2008 and 2007 we had 8,780,107 and 13,974,500 shares of common stock issued and outstanding respectively.   At December 31, 2008 and 2007, 25,299,000 and 24,874,000 shares of common stock respectively, were reserved for issuance upon exercise of redeemable warrants, underwriters’ purchase option and warrants issued to Oliveira Capital, LLC.

NOTE 9 -  BUSINESS COMBINATIONS

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended September 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or its subsidiary in Mauritius (IGC-M) will acquire (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement the Company would own approximately 63% of the outstanding equity shares of Sricon.  The purchase price of $26 million was funded with approximately $8.1 million in cash and a note for $17.9 million (computed at an exchange rate of approximately 40 INR to $1 USD).  The expectation was that IGC would repay the note starting in October 2008. We are negotiating the note. Failure to repay the note could result in  IGC having to decrease its ownership in Sricon by tendering all or a portion of the Sricon shares it owns to Sricon to repay the note.  The Sricon Acquisition was consummated on March 7, 2008.

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

No acquisitions or mergers transactions occurred during the three and nine month periods ending December 31, 2008.  Details of the Sricon and TBL acquisitions can be found in the Company’s 10-KSB filed for year end March 31, 2008.

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

NOTE 11 - SUBSEQUENT EVENTS

As stated in Note 1, we announced our tender offer which expired on January 9, 2009 for the exercise of our outstanding warrants. Under the tender offer, 11,943,878 warrants (50% of the warrants outstanding) were exercised, of which 2,706,350 warrants were exercised by exchanging 5 warrants and $0.55 for one share of common stock and 9,237,528 warrants were exercised by surrendering 12 warrants for one share of common stock. The offer resulted in the Company raising a total of $297,698.50 in cash proceeds and issuing a total of 1,311,064 new shares of common stock.

Following the issuance of the shares relating to the warrant exercise, we have 10,091,971 shares of common stock outstanding. The remaining 11,855,122 warrants outstanding after the tender offer will expire in accordance with their terms on March 3, 2011.

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

The infrastructure development industry is the largest employer in India – the construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be 16.98%.  However, the current global financial problems have begun to impact India and China. While China recently responded by injecting a large amount of capital into the economy, India has responded by cutting interest rates.  Banks and lending institutions have continued to be reluctant to increase lending.  The government of India is acutely aware of the issues, and is actively involved in responding to the overall lack of liquidity.

Our operations are subject to certain risks and uncertainties, including among others, liquidity, dependency on India’s economy and government policies, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.  Our bank lines have been reduced significantly because of two reasons. The first reason is an overall tightening of credit and the second is that most of the assets that have been pledged to the banks are real estate properties comprising mostly of land which has undergone significant erosion in value.  We continue to work with the banks to restructure our loans, pledge new assets and increase overall liquidity. One of the strategies we have initiated is the creation of a wholly owned subsidiary in India called IGC-IMT (India Globalization Capital, India Mining and Trading). We expect to pledge assets on behalf of this company and obtain a senior secured credit facility.  The subsidiary will be treated as our mining platform and will also be responsible for the purchase of commodities used in construction  such as cement, aggregate, bitumen, and steel.

Sricon Infrastructure Private Limited

Sricon Infrastructure Private Limited (“Sricon”) was incorporated as a private limited company on March 3, 1997 in Nagpur, India.  Sricon is an engineering and construction company that is engaged in three business areas: 1) civil construction of highways and other heavy construction, 2) mining and quarrying and 3) the construction and maintenance of high temperature cement and steel plants.  Sricon has a pan-India focus and its present and past clients include various Indian government organizations.  Sricon employs over 800 individuals.  It currently has the capacity and prior experience to bid on contracts that are priced at a maximum of $116 million.

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

Core Business Areas

Our core business areas include (1) highway and heavy construction, (2) mining, quarrying and construction and (3) maintenance of high temperature plants.

Customers

Over the past 10 years, Sricon has qualified in all states in India and has worked in several of them, including Maharashtra, Gujarat, Orissa and Madhya Pradesh.  The National Highway Authority of India (NHAI) awards interstate highway contracts on a national level, while intra-state contracts are awarded by state agencies. The National Thermal Power Corporation (NTPC) awards contacts for civil work associated with power plants. The National Coal Limited (NCL) awards large mining contracts. Our customers include, or have included, NHAI, NTPC, and various state public works departments.

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

The exchange rate between the Indian Rupee and the U.S. dollars are as follows:

	Average rate used for translating operations. INR to one U.S.D.	Rate used for translating Balance Sheet. INR to one U.S.D.
Nine months ended December 31, 2007	40.27	39.41
Year ended March 31, 2008	40.12	40.02
Nine months ended December 31, 2008	44.59	48.58

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

Revenue Recognition

The majority of the revenue recognized for three month and nine month period ended December 31, 2008 was derived from the Company’s subsidiaries and as accordingly:

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

Accounting for Stock-Based Compensation

As of December 31, 2008, we had not granted any stock options under our Employee Stock Plan.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in November of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit. During November 2008, we completed the required annual test, which indicated there was no impairment.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The following results of operations discussion compares our consolidated company results for the three months ended December 31, 2008 to the Combined Predecessor Results of Operations for the three months ended December 31, 2007.  We believe this is a better measure of performance than comparing the consolidated company results to pre-acquisition results because there were no significant operating results before acquiring Sricon and TBL companies.

Revenue - Total revenue decreased to $3.8 million for the three months ended December 31, 2008, as compared to $11.8 million for the three months ended December 31, 2007. As our overall liquidity decreased, due to the global tightening of credit, we initiated a pro-active approach of curtailing the number of contracts we work on.  We have sub contracted our some of our contracts and cancelled some of the new contracts.  As such, our revenue decreased.

Operating Income (loss) - In the three month period ending December 31, 2008, operating loss was ($1.4) million, compared to operating margin of $2.5 million for the combined predecessor companies for the three month period ending December 31, 2007.  In the quarter we had about $1.5 million of one time expenses related to 1) contract cancellations, 2) costs associated with the warrant tender offer and 3) legal costs associated with the raising of capital.

Total Cost of Revenue and Operating Expenses - Our total cost of revenue and operating expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, startup costs, and general and administrative expense. In the three month period ending December 31, 2008, total cost of revenue and operating expenses decreased by $4.1 million or 44%, compared to the three month period ending December 31, 2007.  The decrease is due to less contracts executed during the 3 month period.  Total cost of revenue and operating expenses includes one time expenses in the amount of 1.5 million related to legal costs related to the warrant tender offer, fundraising activity and expenses related to curtailing the number of contracts performed.

Costs of Revenue - Costs of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of revenue decreased by $4.6 million or 61%, compared to the three month period ending December 31, 2007.  The decrease is due to fewer contracts executed during the 3 month period.

Selling, General and Administrative - Consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead.. Selling, general and administrative expenses increased by $710 thousand or 50%, compared to the three month period ending December 31, 2007.  The increase in SG&A stem from contract cancellations and legal costs associated with the warrant tender offer and fund raising activity.

Net Interest Income (Expense) – Net interest expense decreased by $114 thousand or 27% compared to the three month period ending December 31, 2007.  The decrease was due to one-time settlement income recorded in the period ended December 31, 2007.

Net Income (loss) – Net loss was ($1.7) million for the three months ended December 31, 2008, as compared to net income of $1.7 million for the three months ended December 31, 2007.  The December 31, 2008 net loss includes one time expenses in the amount of 1.5 million as described above, as well as about $300,000 of losses due to foreign exchange, as the dollar strengthened against the Indian Rupee.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

The following results of operations discussion compares our consolidated company results for the nine months ended December 31, 2008 to the Combined Predecessor Results of Operations for the nine months ended December 31, 2007.  We believe this is a better measure of performance than comparing the consolidated company results to pre-acquisition results because there were no significant operating results before acquiring Sricon and TBL companies.

Revenue - Total revenue increased 47% to $32.3 million for the nine months ended December 31, 2008, as compared to $21.9 million for the nine months ended December 31, 2007..

Operating Income (loss) - In the nine month period ending December 31, 2008, operating margin is $ 3.4 million, compared to a loss of ($4.3) million for the combined predecessor companies for the nine month period ending December 31, 2007.

Total Cost of Revenue and operating expenses - Our total cost of revenue and operating expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, startup costs, and general and administrative expense.  In the nine month period ended December 31, 2008, total cost of revenue and operating expenses increased by $11.3 million or 64%, compared to the nine month period ended December 31, 2007.  Total cost of revenue and operating expenses includes one time expenses in the amount of about $2.0 million related to legal costs related to the warrant tender offer, fundraising activity and expenses related to curtailing the number of contracts performed.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of revenue increased by $9.3 million or 64%, compared to the nine month period ending December 31, 2007.

Selling, General and Administrative - Consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. Selling, general and administrative expenses increased by $1.9 million or 83%, compared to the nine month period ending December 31, 2007, due to one time costs related to contract cancellation and legal costs as described before.

Net Interest Income (Expense) – Net interest expense was $920 thousand compared to net interest income of $1.6 million for the nine month period ending December 31, 2007.  .

Net Income (loss) – Net income was $374 thousand for the nine months ended December 31, 2008, as compared to a net income of $5 million for the nine months ended December 31, 2007. The December 31, 2007 net income does not include minority interest, but does include one-time settlements. The net income for the nine months ended December 31, 2008 includes  about $2 million of one-time expenses related to  curtailing contracts, and  legal costs related to the warrant tender offer and costs associated with fundraising activities.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the nine months period ended December 31, 2008 and 2007.  The Predecessor cash flow statements for the nine month ended period December 31, 2007 are not available.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the nine month period ending December of 2008, cash used for operating activities was ($8.4) million compared to cash provided for operating activities of $2.8 million during the nine month period ending December of 2007. The uses of cash in the nine month period ending December of 2008 relates primarily to the payment of general operating expenses of our subsidiary companies and one time expenses related to legal costs associated with the warrant tender offer, increased fundraising activities, and increased expenses in curtailing contracts.

During the same nine month period ending December 2008, investing activities from continuing operations provided $2.6 million of cash as compared to approximately $ 419 thousand used during the comparable period in 2007.  This increase of cash was caused by a $2 million redemption of debentures.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the nine month period ending December of 2008, there was financing cash used of approximately $162 thousand, compared to cash used of approximately $ 3.6 million for the same nine month period of 2007. This significant decrease in cash used was due to paying off $5.5 million in bank lines and notes outstanding.

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

Commitments

1) Capital commitments

The estimated amount of contracts remaining to be executed on capital account not provided for as on December 31, 2008 are zero.

2) Guarantees

The Company had outstanding financial / performance bank guarantees of approximately USD 4 million as of December 31, 2008.

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

The Global credit crisis has created significant risk in our ability to rapidly scale our business or execute the existing contracts.   In India, the bank lines have been frozen at the amounts that are already borrowed and outstanding.  These amounts are significantly lower than the sanctioned limits.  In the U.S., we have had limited success in securing capital.  We have no visibility as to when the credit and capital markets will recover. We are taking steps to constrain our growth until there is visibility into bank credit, or other financing.   Further, as we acquired Sricon for cash and a note, inadequate liquidity could possibly result in a reduction in our ownership in Sricon by tendering a portion of our shares in Sricon to repay the note.

The steps we are taking to alleviate and mitigate, some of the risk associated with liquidity include the  following:  1) we are negotiating with Sricon on the note, 2) we have asked the minority equity holders of TBL and Sricon to pledge other assets to banks as the value of the assets currently pledged has eroded, due to falling real estate prices, 3) we are restructuring our holdings and creating a new subsidiary in India for the mining portion of our business, 4) we are giving up contracts that we believe we cannot execute with out increased working capital, 5) we are sub contracting out some of the existing contracts to other contractors, 6) we are aggressively pursuing delay claims against the previously executed contracts , 7) we are increasingly entering into partnerships with other companies for new projects, 8) we are shifting our focus from services to asset based infrastructure like quarrying, mining.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2008.  Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report other than with respect to our procedures for including the required auditor consents.

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

With these programs in place, we believe our control procedures are effective to ensure that information requiring inclusion or disclosure in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No  change  in  the Company's internal control over financial reporting occurred during the period ended December  31, 2008, that materially affected, or is reasonably likely  to  materially  affect,  the  Company's  internal control over financial reporting.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 17, 2009	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 17, 2009	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer