Form 10-K
period 2009-03-31
India Globalization Capital, Inc.
filed 2009-07-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes          ☑ No

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☑ Yes              ☐ No

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐     Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes            ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $30,395,717

As of May 31, 2009 there were 10,091,171 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1.  Business

Background of India Globalization Capital, Inc. (IGC)

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, we completed an initial public offering.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL). The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.  On February 19, 2009 IGC-M beneficially purchased 100% of IGC Mining and Trading, Limited (IGC-IMT based in Chennai, India).  IGC-IMT was formed on December 16, 2008 as a privately held start-up company engaged in the business of mining and trading.  Its current activity is to operate a shipping hub and export iron ore to China.  India Globalization Capital, Inc. (the Registrant, the Company, or we) and its subsidiaries are significantly engaged in one segment, infrastructure construction.

IGC’s organizational structure is as follows:

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

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “we”, “our”, and “us” refer to India Globalization Capital, Inc, together with its wholly owned subsidiary IGC-M, and its direct and indirect subsidiaries (Sricon, TBL and IGC-IMT).

Our Securities

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

On January 9, 2009 we completed an exchange of 11,943,878 public and private warrants for 1,311,064 new shares of common stock.  Following the issuance of the shares relating to the warrant exercise, we have 10,091,971 shares of common stock outstanding and warrants to purchase 11,855,122 shares of common stock outstanding.  For details relating to the warrant exercise, see our December 31, 2008 10Q and the Warrant Tender Offer section of this annual report.

Overview

Sricon Infrastructure Private Limited (“Sricon”) was incorporated as a private limited company on March 3, 1997 in Nagpur, India.  Sricon is an engineering and construction company that is engaged in three business areas: 1) civil construction of highways and other heavy construction, 2) mining and quarrying and 3) the construction and maintenance of high temperature cement and steel plants.  Sricon’s present and past clients include various Indian government organizations.   It has the prior experience to bid on contracts that are priced at a maximum of about $116 million.   As indicated in previous press releases and quarterly reports, in October 2008 lack of available credit drove Sricon to curtail much of its construction activity, as it was unable to provide Bank Guarantees for construction contracts, and to focus on long term recurring contracts such as maintenance of high temperature cement factories.  This led to a sharp decline in overall revenue.  Sricon took several steps to curtail its expenses including lay offs.  Sricon also turned its attention to pursuing claims against the contracting agencies for delays it had suffered on some of its contracts.  Due to arbitration requirements in our contract agreements, we expect our claims to be resolved in arbitration. Sricon claims losses from having to maintain equipment and personnel during the delay period, as well as opportunity costs.  There can be no assurance that Sricon will be successful in its claims.  While the cost associated with delays is accounted in the relevant period, any revenue from claims is not accounted until and unless they are paid.

Techni Bharathi Limited (“TBL”) was incorporated as a public (but not listed on the stock market) limited company on June 19, 1982 in Cochin, India.  TBL is an engineering and construction company engaged in the execution of civil construction and structural engineering projects.  TBL has a focus in the Indian states of Andhra Pradesh, Karnataka, Assam and Tamil Nadu. Its present and past clients include various Indian government organizations.  The overall lack of liquidity led TBL to curtail its construction contracts and cut its costs through layoffs.  TBL is re-focused on smaller construction contracts and the settlement of claims.

IGC-M, through its subsidiaries in India, is also involved in the building of rock quarries and the export of iron ore.  IGC-M operates a shipping hub in the Krishnapatnam port on the west coast of India.   We aggregate ore from smaller mines before shipping to China.  We are also engaged in the production of rock aggregate.  Rock aggregate is used in the construction of roads, railways, dams, and other infrastructure development.  We are in the process of developing several quarries through partnerships with landowners.

Core Business Areas

Our core business areas include the following:

Highway and heavy construction:

The Indian government has articulated a plan to build and modernize Indian infrastructure.  The government’s plan, calls for spending over $475 billion over the next five years for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.

Mining and Quarrying

As Indian infrastructure modernizes, the demand for raw materials like stone aggregate, coal, ore and similar resources is projected to increase. In 2006, according to the Freedonia Group, India was the fourth largest stone aggregate market in the world with demand of up to 1.1 billion metric tons.  We are in the process of teaming with landowners to build out rock quarries; in addition we have licenses for the installation and production of rock aggregate quarries.   Our mining and trading activity centers on the export of Iron ore to China.   India is the fourth largest producer of ore.

Construction and maintenance of high temperature plants

We have an expertise in the civil engineering, construction and maintenance of high temperature plants.  This requires specialized skills to build and maintain high temperature chimneys and kilns.

Customers

Over the past 10 years, Sricon has qualified in all states in India and has worked in several, including Maharashtra, Gujarat, Orissa and Madhya Pradesh.  The National Highway Authority of India (NHAI) awards interstate highway contracts on a national level, while intra-state contracts are awarded by state agencies. The National Thermal Power Corporation (NTPC) awards contacts for civil work associated with power plants. The National Coal Limited (NCL) awards large mining contracts. Our customers include, or have included, NHAI, NTPC, and various state public works departments.  Sricon is registered across India and is qualified to bid on contracts anywhere in India.  For the export of iron ore from India, we are developing customers in China.

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

Our Growth Strategy and Business Model

Our business model for the construction business is simple.  We bid on construction, over burden removal at mining sites and or maintenance contracts.   Successful bids increase our backlog of orders, which favorably impacts our revenues and margins.   The contracting process typically takes approximately six months. Over the years, we have been successful in winning one out of every seven bids on average.  We currently have one bid team.    In the next year we will focus on the following: 1) build out between two and five rock quarries, begin production and obtain long term contracts for the sale of rock aggregate, 2) leverage our shipping hub, develop a second shipping hub, obtain long term contracts for the delivery and sale of iron ore, 3) execute and expand recurring contracts for infrastructure build out, 4) aggressively pursue the collection of accounts receivables and delay claims.

Competition

We operate in an industry that is fairly competitive.  However, there is a large gap in the supply of well qualified and financed contractors and the demand for contractors.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts less than $5 million. The recent capital markets crisis has made it more difficult for smaller companies to maturate into mid-sized companies, as their access to capital has been restrained. Therefore, we would like to be positioned in the $5 million to $50 million contract range, above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche.  Rock aggregate is supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances.  We fill this gap by providing high quality material in large quantities.  We compete on price, quantity and quality.  Iron ore is produced in India and exported to China.  While this is a fairly established business, we compete by aggregating ore from smaller suppliers who do not have access to customers in China. Further, at our second shipping hub we expect to install a crusher that can grind ore pebbles into dust, again providing a value added service to the smaller mine owners.

Seasonality

The construction industry (road building) typically experiences recurring and natural seasonal patterns throughout India.  The North East Monsoons, historically, arrive on June 1, followed by the South West Monsoons, which usually lasts intermittently until September.  Historically, the monsoon months are slower than the other months because of the rains.  Activity such as engineering, maintenance of high temperature plants, and export of iron ore are less susceptible to the rains.  The reduced paced in construction activity has historically been used to bid and win contracts. The contract bidding activity is typically very high during the monsoon season in preparation for work activity when the rains abate.  During the monsoon season the rock quarries operate to build up and distribute reserves to the various construction sites.

Employees and Consultants

As of March 31, 2009, we employed a work force of approximately 400 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We are hoping that our efforts will make our companies more attractive.  While we have not done so yet, we are exploring adopting best practices for creating and providing vastly improved labor camps for our labor force.  We are hoping that our efforts will make our companies “employers of choice” and best of breed.  As of March 31, 2009 our Executive Chairman and Chief Executive Officer is Ram Mukunda and our Chairman is Ranga Krishna.  Our Managing Director for Construction is Ravindra Lal Srivastava, our Managing Director for Materials, Mining and Trading is P. M. Shivaraman.   Our Treasurer and Principal Accounting officer is John Selvaraj.  Our General Manager of Accounting based in India is Santhosh Kumar.  We also utilize the services of several consultants who provide USGAAP systems expertise and SOX expertise, among others.

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

Information and timely reporting

Our operations are located in India where the accepted accounting standards is Indian GAAP, which in many cases, is  not congruent  to USGAAP.  Indian accounting standards are evolving towards adopting IFRS (International Financial Reporting Standards).    We annually conduct PCAOB (USGAAP) audits for the company.  We acknowledge that this process is at times cumbersome and places significant restraints on our existing staff.  We believe we are still 12 to 18 months away from having processes and adequately trained personal in place to meet the reporting timetables set out by the U.S. reporting requirements.  Until then we expect to file for extensions to meet the reporting timetables.  We will make available on our website, www.indiaglobalcap.com, our annual reports, quarterly reports, proxy statements as well as up to- date investor presentations.  Our SEC filings are also available at www.sec.gov.

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

As we scale our operations we may increase the amount of money we borrow for working capital and leasing of equipment. Any adverse revisions to India’s credit ratings for domestic and international debt by international rating agencies as well as an increase in Indian interest rates may adversely impact our ability to finance growth through debt and could lead to a tightening of our margins, adversely affecting our operating income.

A change in government policy, a down turn in the Indian economy or a natural disaster could adversely affect our business, financial condition, results of operations and future prospects.

Our construction business is dependent on the government of India as well as the state governments for contracts.  Their operations and financial results may be affected by changes in the government’s policy towards building infrastructure.  In addition, the slow down in the Indian economy has caused the government to slow down the pace of infrastructure building, which if unchanged could adversely affect our future performance.  We foresee no immediate changes to government policy or market conditions that would adversely affect our ability to conduct business other than limited access to credit.

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

Terrorist attacks and other acts of violence or war within India or involving India and other countries could adversely affect the financial markets and our business.

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

Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, Iraq more recently Pakistan and other Asian countries. These events could adversely influence the Indian economy and, as a result, negatively affect our business.

While we may have insurance to cover some of these risks and can file claims against the contracting agencies, there can be no guarantee that we will be able to collect in a timely manner.  Further, India has a fairly active insurgency and a fairly active communist following.  Any uprising from these groups can delay our roadwork and disrupt our business.  Terrorist attacks, insurgencies or the threat of violence could slow down road building activity and the materials business adversely affecting our business.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

We are subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Management Act or FEMA, regulates the conversion of the Indian rupee into foreign currencies.  However, comprehensive amendments have been made to FEMA to support the economic liberalization.  Companies are now permitted to operate in India without any special restrictions, effectively placing them on par with wholly Indian owned companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding these changes, the Indian foreign exchange market is not yet fully developed and we cannot assure you that the Indian authorities will not revert back to regulating companies and imposing new restrictions on the convertibility of the Indian rupee. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of India.

Changes in the exchange rate of the Indian rupee may negatively impact our revenues and expenses.

Our operations are primarily located in India and we receive payment in Indian rupees.  As the results of operations are reported in US dollars, to the extent that there is a decrease in the exchange rate of Indian rupees into US dollars, such a decrease could have a material impact on our operating results or financial condition.

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

The cost of obtaining bank financing may reduce our income.

TBL and, to a lesser extent, Sricon, have restructured some of their bank debt and may, in the future, face higher interest rates or will require higher collateral with the banks.  This increases the cost of money for the construction business and could decrease our margins.   IGC expects to provide collateral support for two to three years, by which time we expect the credit worthiness of the construction business to increase to adequate levels.  Further, collateral that has been provided to the banks consists mostly of real estate, which has fallen in value, thus reducing our ability to borrow.

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

Some of our business is dependent on contracts awarded by the Government and its agencies.

The construction business is dependent on central and state budget allocations to the infrastructure sector. We derive the bulk of our construction revenue from contracts awarded by the central and state governments of India and their agencies.  If there are delays in the payment of invoices by the government, our working capital requirements could increase.

Compliance with the Foreign Corrupt Practices Act could adversely impact our competitive position. Failure to comply could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States public companies from engaging in bribery of or other prohibited payments to foreign officials to obtain or retain business. While we will take precautions to educate the employees of our subsidiaries of the Foreign Corrupt Practices Act, there can be no assurance that we or the employees or agents of our subsidiaries will not engage in such conduct, for which we might be held responsible. We could suffer penalties that may have a material adverse effect on our business, financial condition and results of operations.

We may issue shares of our capital stock, including through convertible debt securities, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently approximately 50,000,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Ferris, Baker Watts, Inc. and shares authorized for issuance under our 2008 Omnibus Incentive Plan) and all of the 1,000,000 shares of preferred stock available for issuance. We have recently issued 200,000 shares of our common stock in connection with a private placement of debt securities and may engage in similar private placements in the future.  The issuance of additional shares of our common stock including upon conversion of any debt securities:

•	may significantly reduce the equity interest of our existing shareholders; and

•	may adversely affect prevailing market prices for our common stock, warrants or units.

We may issue notes or other debt securities, which may adversely affect our leverage and financial condition.

During 2008, we sold $2,000,000 in a private placement of debt securities and may engage in similar private placements in the future. The incurrence of this debt:

•	may lead to default and foreclosure on our assets if our operating revenues are insufficient to pay our debt obligations;

•	may cause an acceleration of our obligations to repay the debt even if we make all principal and interest payments when due if we breach the covenants contained in the terms of the debt documents;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•
may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

Additional capital maybe costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we are unable to repay the loan from Sricon, they may have difficulty competing for future large contracts.

We believe that Sricon will ultimately require the amounts they loaned us in order to expand their operations and the scope of contracts on which they can bid.  If we are unable to repay the loans made to us by Sricon on time, they may be required to find alternative sources of funding for such expansion, and the costs and timing of obtaining such funding may make it more difficult for these companies to expand the scope of contracts for which they can compete.  To the extent Sricon obtains additional funding, or we are unable to repay the loans, it may result in the issuance of additional shares of capital stock or our tender to Sricon of a portion of the shares we acquired from them, resulting in the dilution of our interest in Sricon.

Leveled penalties for time overruns may adversely affect our economic performance.

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

Our business model relies heavily on our management team and any unexpected loss of key officers may adversely affect our operations

The continued success of our business is largely dependent on the continued services of key employees.  The loss of the services of certain key personnel, without adequate replacement, could have an adverse effect on our performance. Our senior management as well as the senior management of our subsidiaries have played a significant role in developing and executing the overall business plan, maintaining client relationships, proprietary processes and technology.  While no one is irreplaceable, the loss of the services of any would be disruptive to our business.  In order to mitigate this risk factor we are recruiting professional managers and expanding the executive ranks as well as pursuing succession-planning initiatives, but there can be no guarantees that these mitigation efforts will be successful.

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

Our business activities in India could be materially and adversely affected by severe weather conditions. Severe weather conditions may require us to evacuate personnel or curtail services and may result in damage to a portion of our fleet of equipment or to our facilities, resulting in the suspension of operations, and may further prevent us from delivering materials to project sites in accordance with contract schedules or generally reduce our productivity.  Difficult working conditions and extremely high temperatures also adversely affect our operations during summer months and during monsoon season, which restrict our ability to carry on construction activities and fully utilize our resources.

The revenue recorded in the first half of our fiscal year between June through September is traditionally lower than revenue recorded during the second half of our fiscal year due to the weather conditions.  During periods of curtailed activity due to adverse weather conditions, we may continue to incur operating expenses, reducing profitability.

We incur costs as a result of operating as a public company. Our management is required to devote substantial time to new compliance initiatives.  Because we report in India in IGAAP and in the US in USGAAP, we may experience untimely close of our books and records and delays in the preparation of financial statements and related disclosures.

As part of a public company with substantial operations, we are experiencing an increase in legal, accounting and other expenses.  In addition the Sarbanes-Oxley Act of 2002 (the “SOX” act), as well as new rules subsequently implemented by the SEC and the NYSE Alternext, have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  We have not evaluated or tested internal controls over financial reporting at Sricon and TBL.  We expect to carry out the evaluations and take install systems and processes as required. However, we cannot be certain as to the timing of completion of the evaluation testing and remediation actions or the impact of the same on our operations.

The audit report provided by Yoganandh and Ram (Y&R) will require a review by a US firm.

The SEC requires that the 2009 audit, conducted by Y&R, be reviewed by another PCAOB registered firm.  If the review identifies changes to the audit, we will be required to amend our annual report as filed on Form 10-K.  The requirement of the review is expected to increase our legal, accounting and other expenses.

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

If the benefits of our acquisition of TBL and Sricon do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

 The market price of our common stock may decline if:

•	we do not achieve the perceived benefits of our acquisition of TBL and Sricon as rapidly as, or to the extent anticipated by, financial or industry analysts; or

•	the effect of our acquisition of TBL and Sricon on our financial statements is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the public warrants at the time that our warrant holders exercise their public warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our public warrants and such warrants may expire worthless.

Holders of our public warrants will be able to exercise the warrants only if a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the public warrants to the extent required by federal securities laws, and we intend to comply with such undertaking, with such a registration statement currently effective, we cannot assure you that we will be able to do so. In no event shall we be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied or (b) any net-cash settlement or other consideration in lieu of physical settlement in securities. The value of the public warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current. Such warrants may expire worthless.

Because the warrants sold in the private placements were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of the warrants sold in the private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placements will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the public warrants will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about our business and us. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about our business or us.

We do not currently intend to pay dividends, which may limit the return on your investment in us.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 1B.       Unresolved Staff Comments

None

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814.  Sricon’s headquarters are located at Pragati Layout, Rajeev Nagar, Nagpur 440025, India.  TBL’s headquarters are located at 34/136 A Edappally Bypass Road, Cochin 682024, Kerala, India.  In addition, we have offices in Mauritius, Delhi, Bombay and Bangalore, India.  We have temporary facilities at each of our work centers in the states of Maharashtra, Gujarat, Andhra Pradesh and Assam.

The  Company is not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, and (iii) securities of or interests in  persons  primarily  engaged  in  real  estate activities, as all of its land rights are  used  for  production  purposes.

Item 3.	Legal Proceedings

TBL has a loan for USD 713,710 due to Dhanlaxmi Bank, India.  This loan is overdue. However, TBL has filed a suit against the bank in the DRT (Debt Restructuring Tribunal, India) as there is a dispute.  The bank has offered to settle the dispute for approximately USD 540,594, to be paid in installments.   The loan is collateralized by properties pledged by the original Promoters of TBL.  As the collateral belongs to the Promoters of TBL, both TBL and the TBL Promoters are undergoing discussions to determine the circumstances under which the bank will be repaid.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company commenced its initial public offering on March 8, 2006. In the initial public offering, the Company offered units for purchase. A unit in the Company is comprised of one share of common stock of the Company and two warrants to purchase one share of common stock. On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock which permitted separate trading of the common stock and warrants. The common stock, units and warrants trade on the NYSE Alternext under the symbols “IGC,” “IGC.U,” and “IGC.WS,” respectively. The following table sets forth the high and low sales prices of the units for the fiscal year, as reported on the NYSE Alternext.

The following table shows, for the last eight fiscal quarters, the high and low closing prices per share of the Common Stock, Warrants and Units as quoted on the NYSE Alternext:

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
June 30, 2007	$5.77	$5.57	$0.79	$0.59	$7.32	$6.85
September 30, 2007	$5.85	$5.64	$0.63	$0.36	$7.10	$6.40
December 31, 2007	$5.94	$5.69	$0.59	$0.34	$6.90	$6.35
March 31, 2008	$5.90	$3.60	$0.73	$0.25	$7.45	$4.15
June 30, 2008	$5.90	$3.81	$1.30	$0.58	$8.80	$5.28
September 30, 2008	$4.99	$4.50	$1.00	$0.55	$6.86	$5.65
December 31, 2008	$4.78	$.70	$.53	$.01	$5.75	$.01
March 31, 2009	$1.10	$.33	$.13	$.02	$1.07	$.40
June 30, 2009	$1.25	$1.12	$.06	$.06	$1.80	$1.02

Holders

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of March 31, 2009, we had 1,019 holders of record of our common stock, 187 holders of record of our units and 1,076 holders of record of our warrants.  The last sale price as reported by the NYSE Alternext on March 31, 2009, was $0.60 for units, $ 0.40 for shares and $ 0.03 for warrants. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

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

On September 30, 2008, IGC consummated a private placement of unsecured notes in the total principal amount of $2,000,000 and issued 200,000 shares of common stock to the investor as additional consideration for the purchase of the notes.  These transactions were exempt from registration under the Securities Act in reliance upon the exemption from the registration requirements provided in Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public.  No underwriting discounts or commissions were paid with respect to such sales.

Warrant Tender Offer

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

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2009, the Company made no purchases of its equity securities other than pursuant to the tender offer described above:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2009-January 31, 2009)	0	N/A	N/A	N/A
Month #2 (February 1, 2009-February 29, 2009)	0	N/A	N/A	N/A
Month #3 (March 1, 2009-March 31, 2009)	0	N/A	N/A	N/A
Total	0	N/A	N/A	N/A

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

Item 6.          Selected Financial Data

IGC and all its subsidiaries have fiscal years that end at March 31.

IGC’s historical information is derived from its audited financial statements for the period from its inception (April 29, 2005) to March 31, 2006, for the fiscal years ended March 31, 2007, 2008 and 2009. The information is only a summary and should be read in conjunction with IGC’s historical financial statements and related notes and IGC’s respective Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The historical results included below and elsewhere herein are not indicative of the future financial performance of IGC.

India Globalization Capital, Inc.
Selected Summary Statement of Income Data

Selected Statement of Operations Data:	Year Ended	Year Ended	Year Ended	29-Apr-05
	31-Mar-09	31-Mar-08	31-Mar-07	To March 31, 2006
Revenue	$35,338,725	$2,188,018	$	$
Other Income-Interest, net	-	471,698	3,171,818	210,584
Net Income (loss)	(521,576)	(5,215,270)	1,517,997	(443,840)
Per Share Data
Earnings per share – basic	$(0.05)	$(0.61)	$0.11	$(0.14)
Earnings per share - diluted	$(0.05)	$(0.61)
Weighted Average Shares
Basic	10,091,171	8,570,107	13,974,500	3,191,000
Diluted	10,091,171	8,570,107

India Globalization Capital, Inc.
Selected Summary Balance Sheet Data

	31-Mar-09	31-Mar-08	31-Mar-07
ASSETS
Investments held in trust fund	$-	$-	$66,104,275
Total Current Assets	19,498,584	32,896,447	70,385,373
Total Assets	51,832,513	67,626,973	70,686,764
LIABILITIES
Current Liabilities	9,446,345	17,384,059	5,000,280
Total Liabilities	13,974,638	26,755,261	5,000,280
Common stock subject to possible conversion			12,762,785
Total stockholders’ equity	$23,595,269	$27,326,056	$52,923,699

The following table sets forth certain selected financial data of Sricon.  The selected financial data presented below was derived from Sricon’s audited consolidated financial statements for the period April 1, 2007 through March 7, 2008 and for the three year period ended March 31, 2007, and from Sricon’s unaudited consolidated financial statements for the year ended March 31, 2004. The information is only a summary and should be read in conjunction IGC’s historical financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Additional information regarding Scrion’s historical performance can be found in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008. The historical results included below and elsewhere herein are not indicative of the future financial performance of IGC, Sricon and TBL.

Sricon Infrastructure (Predecessor)
Selected Summary Statement of Income Data

Amounts in Thousands Except Per Share Data	Year Ended	Year Ended	Year Ended
	7-Mar-08	31-Mar-07	31-Mar-06
Revenue	$22,614	$10,604	$11,011
Income Before Tax	3,144	778	668
Income Taxes	(768)	(368)	(186)
Net Income (loss)	2,376	410	482
Per Share Data
Earnings per share – basic	$0.81	$0.14	$0.16
Earnings per share - diluted	$0.78
Weighted Average Shares
Basic	2,932,159	2,932,159	2,932,159
Diluted	3,058,881

		Unaudited
	Year Ended	Year Ended
Amounts in Thousands Except Per Share Data	31-Mar-05	31-Mar-04
Revenue	$11,477	$15,298
Income Before Tax	907	646
Income Taxes	(363)	(199)
Net Income (loss)	544	446
Per Share Data
Earnings per share – basic	$0.19	$0.11
Earnings per share - diluted
Weighted Average Shares
Basic	2,932,159	183,259
Diluted

Sricon Infrastructure Private Limited (Predecessor)
Selected Summary Balance Sheet Data

	March 7,	March 31,	March 31,
(Amounts in Thousand US Dollars)	2008	2007	2006
ASSETS
Accounts receivables	$7,764	$2,751	$2,083
Unbilled receivables	4,527	2,866	2,980
Inventories	447	71	248
Property and equipment, net	5,327	4,903	4,347
BOT Project under progress *	3,485	3,080	1,584
LIABILITIES
Short-term borrowings and current portion of long-term debt	5,732	3,646	3,868
Due to related parties	1,322	2,264	1,604
Long-term debt, net of current portion	1,264	2,182	1,855
Other liabilities	1,519	1,913	697
Total stockholders’ equity	$9,673	$4,289	$3,740

(Amounts in Thousand US Dollars)	March 31,	Unaudited 31-Mar-04
	2005
ASSETS
Accounts receivables	$2,128	$2,223
Unbilled receivables	974	984
Inventories	154	71
Property and equipment, net	3,424	3,098
BOT Project under progress *	0	0
LIABILITIES
Short-term borrowings and current portion of long-term debt	5,103	359
Due to related parties	1,724	1,553
Long-term debt, net of current portion	1,278	1,089
Other liabilities	1,307	1,267
Total stockholders’ equity	$2,760	$2,822

*BOT Project under progress means Build, Operate, and Transfer. BOT is listed as Accounts Receivable – Long term in the Consolidated Financial Statements for IGC.  See the Summary of Significant Accounting Policies for a detailed explanation of BOT projects.

The following table sets forth certain selected financial data of Techni Bharathi Limited.  The selected financial data presented below was derived from Techni Bharathi Limited audited consolidated financial statements for the period April 1, 2007 through March 7, 2008 and for the three year period ended March 31, 2007, and from TBL’s unaudited consolidated financial statements for the year ended March 31, 2004.  The information is only a summary and should be read in conjunction IGC’s historical financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Additional information regarding TBL’s historical performance can be found in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008. The historical results included below and elsewhere herein are not indicative of the future financial performance of IGC, Sricon and TBL.

 Techni Bharathi Limited (Predecessor)
Selected Summary Statement of Income Data

(Amounts in Thousand US Dollars, except share data and as stated otherwise)	April 1 2007 to March 7, 2008	31-Mar-07	31-Mar-06

Revenue	$5,321	$4,318	$2,285
Income (loss) before income taxes	2,245	401	(2,369)
Income taxes	(86)	135	62
Net (loss)/income	1,988	536	(2,307)
Per Share Data
Basic	$0.46	$0.13	$(0.54)
Diluted	$0.22	$0.13	$(0.54)
Weighted Average Shares
Basic	4,287,500	4,287,500	4,287,500
Diluted	9,089,928	4,287,500	4,287,500

(Amounts in Thousand US Dollars, except share data and as stated otherwise)	31-Mar-05	Unaudited
		31-Mar-04
Revenue	$8,954	$8,773
Income (loss) before income taxes	(3,823)	(2,609)
Income taxes	515	(63)
Net (loss)/income	(3,308)	(2,672)
Per Share Data
Basic	$(0.77)	$(0.62)
Diluted	$(0.77)	$(0.62)
Weighted Average Shares
Basic	4,287,500	4,287,500
Diluted	4,287,500	4,287,500

Techni Bharathi Limited (Predecessor)
Selected Summary Balance Sheet Data

(Amounts in Thousand US Dollars)	7-Mar-08	31-Mar-07	31-Mar-06
ASSETS
Cash and cash equivalents	$736	$1,208	$69
Inventories	1,428	1,284	4,182
Prepaid and other assets	271	1,231	1,275
Property, plant and equipment (net)	1,979	2,265	2,417
LIABILITIES
Short term borrowings and current portion of long-term loan	2,437	6,079	8,125
Trade payable	2,222	1,502	987
Long term debts, net of current portion	-	2,333	3,656
Advance from customers	824	1,877	2,997
Total Stockholders' equity	$(397)	$(4,895)	$(5,438)

		Unaudited
(Amounts in Thousand US Dollars)	31-Mar-05	31-Mar-04
ASSETS
Cash and cash equivalents	$83	$107
Inventories	4,459	4,922
Prepaid and other assets	1,765	2,070
Property, plant and equipment (net)	3,463	3,985
LIABILITIES
Short term borrowings and current portion of long-term loan	6,291	6,614
Trade payable	3,341	2,738
Long term debts, net of current portion	3,897	2,892
Advance from customers	3,057	2,755
Total Stockholders' equity	$(3,032)	$320

IGC India Mining & Trading PVT LTD
(Selected Summary Statement of Income Data)

(Amounts in Thousand US Dollars, except share data and as stated otherwise)	December 16, 2008 (inception) to March 31, 2009

Revenue	$0
Income (loss) before income taxes	(8,644)
Income taxes	(78)
Net (loss)/income	(8,722)
Per Share Data
Basic	$-
Diluted	$-
Weighted Average Shares
Basic	-
Diluted	-

IGC India Mining & Trading PVT LTD
(Selected Summary Balance Sheet Data)

(Amounts in Thousand US Dollars)	31-Mar-09
ASSETS
Cash and cash equivalents	$229,099
Inventories
Prepaid and other assets	59,066
Property, plant and equipment (net)
LIABILITIES
Short term borrowings and current portion of long-term loan
Trade payable	1,154
Long term debts, net of current portion
Advance from customers
Total Stockholders' equity	$287,011

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

Background

 IGC, a Maryland corporation was organized on April 29, 2005 as a blank check company for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, we completed an initial public offering.  On February 19. 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated an agreement to acquire 63% of Sricon Infrastructure Private Limited (Sricon) and 77% of Techni Bharathi Limited (TBL). The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.  On December 16, 2009 IGC-M beneficially formed IGC Mining and Trading, Limited and obtained ownership of it on March 29, 2009.   IGC-IMT is based in Chennai, India.  There was no activity in IGC-IMT between December 16, 2008 and March 29, 2009.

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

Company Overview

We are a construction and materials company engaged in the following core business areas: 1) civil construction of roads and highways, 2) the construction and maintenance of high temperature cement and steel plants, 3) operations and supply of rock aggregate and 4) the export of iron ore to China.   Our present and past clients include various Indian government organizations.   Including our subsidiaries, we have approximately 800 employees and contractors.  Our larger construction subsidiary, Sricon, has the capacity and prior experience to bid on contracts priced at a maximum of about $116 million.  We are focused on winning construction contracts, building out rock aggregate quarries and setting up relations and export hubs for the export of iron ore to China.

The Indian government has articulated plans to modernize the Indian Infrastructure.  It expects to spend around $21 billion in the next 12 months on infrastructure. We believe that these initiatives will continue to be favorable to our business.  Our model is three fold: 1) we bid on construction and engineering contracts which provide us with a backlog which translates into greater revenues and earnings, 2) we are in the process of building rock quarries and selling rock aggregate to the infrastructure industry and 3) we export iron ore to China.  There is seasonality in our business as outdoor construction activity slows down during the Indian monsoons.  The rains typically last intermittently from June through September.

Industry Overview

The Indian GDP surpassed $1 Trillion in fiscal 2007.  According to the World Bank, only nine economies at the close of 2005 generated more than $1 Trillion in GDP.  India’s growth rates have been ranging from 6.2% to 8.5% since 2003 and peaked at 9.2% in fiscal year ending March 31, 2007.  The GDP growth rate for 2008 was 7.9%.  The Indian stock markets experienced significant growth with the SENSEX peaking at 21,000 (January 8, 2008).   The current global financial crisis created a liquidity crunch starting in October 2008.

India’s GDP growth for fiscal year end March 31, 2008 was 8.6% and for fiscal year end March 31, 2009 is estimated around 5.8%.  The slowing of the GDP was caused by the global financial crisis. However, it does indicate that India has withstood the global downturn better than many nations. The factors contributing to maintaining the relatively high growth included growth in the agriculture and service industries, favorable demographic dynamics (India has a large youth population that exceeds 550 Million), the savings rate and spending habits of the Indian middle class.  Other factors are attributed to changing investment patterns, increasing consumerism, healthy business confidence, inflows of foreign investment (India ranks #2 behind China in the A.T. Kearney “FDI Confidence Index” for 2007) and improvements in the Indian banking system.  Meanwhile, several economists are forecasting India’s GDP growth rate during the current fiscal year ending March 31, 2010 to be around 6%.

To sustain India’s fast growing economy, the share of infrastructure investment in India is expected to increase to 9 per cent of GDP by 2014, which is an increase from 5 per cent in 2006-07.  This forecast is based on The Indian Planning Commission’s annual publication that for the Eleventh Plan period (2007-12), a large investment of approximately $494 Billion is required for Infrastructure build out and modernization.  This industry is one of the largest employers in the country – the construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be 16.98%.

This ambitious infrastructure development mandate by the Indian Government will require funding.  The Government of India has already raised funds from multi-lateral agencies such as the World Bank and the Asian Development Bank.   The India Infrastructure Company was set up to support projects by guaranteeing up to  $2 Billion annually.  In addition, the Indian Government has identified public-private partnerships (PPP) as the cornerstone of its infrastructure development policy.  The government is also proactively seeking additional FDI and approval is not required for up to 100% of FDI in most infrastructure areas.  According to Indian Prime Minister Dr. Manmohan Singh, addressing the Finance Ministers of ASEAN countries, at the Indo ASEAN Summit at New Delhi, in August 2007, India needs  $150 billion at the rate of $15 billion per annum for the next 10 years.  Speaking to the media in November of 2007, Indian commerce minister Kamal Nath added:  "Our FDI policy is perhaps one of the most liberal in the world, India remains a favorite FDI destination despite what is going on in the stock market."

Previously, Minister Nath said the government had fixed an ambitious $30 billion Foreign Direct Investment (FDI) target for the country's 2007-08 financial year (April to March) following total inflows in 2006-07 of $19.5 billion (or $16B excluding reinvested earnings) compared with $7.7 billion in 2005-06.  Actual FDI for 2007-08 surged past $25 Billion.  With the exception of Japan, the focus and expected growth of infrastructure in India has made it a leading FDI destination within Asia in terms of private equity.  Eight of the Lipper's world's top ten infrastructure funds in 2007 were Indian equity funds.  However, in comparison, China received $67 billion in FDI, while India received only $16B.  More than 50% of India’s FDI will be utilized for infrastructure, telecom, and power.

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

Pro Forma and Adjusted Pro Forma Financial Information

 In prior annual filings, we compared annual consolidated results of operations and cash flows to the preceding year.   Since we acquired both TBL and Sricon at the close of year ending March 31, 2008, we believe a comparison of the December 31, 2009 consolidated results of operations and cash flows to March 31, 2008 is not an adequate comparison.  Only the operating results for March 8, 2008 to March 31, 2008 are included in our 2008 consolidated results of operations and cash flows.  To reflect a better comparison of operating results, we are presenting in this Management’s Discussion and Analysis section, the Pro Forma results of operations for the Company  as if the acquisitions occurred on Apri11, 2007 and April 1, 2008, respectively.  We are basing our Pro Forma results of operations from (1) the audited financial statements of Sricon for the period ended March 7, 2008, (2) the unaudited financial statements of Sricon for the period March 8, 2008 to March 31, 2008, (3) the audited financial statements of TBL for the period ended March 7, 2008, (4) the unaudited financial statements of TBL for the period March 8, 2008 to March 31, 2008, and (5) the audited consolidated financial statements of the Company for the year ended March 31, 2009 and 2008.

We believe that the presented Pro Forma financial statements and analysis is a more meaningful comparison of our operating results.

The following tables represent our Pro Forma Consolidated Financial Statements.

India Globalization Capital, Inc.
Adjusted Pro Forma Consolidated Statements of Operations
(unaudited)

	Year Ended March 31, 2009	Year Ended March 31, 2008	Percentage Increase (Decrease)
Revenue	$35,338,725	$30,123,348	$17.3%
Cost of revenue	(27,179,494)	(22,462,592)	21.0%
Gross profit	8,159,231	7,660,756	6.5%
Selling, general and administrative expenses	(4,977,815)	(2,997,983)	66.0%
Depreciation	(873,022)	(921,382)	(5.2%)
Operating income	2,308,394	3,741,392	(38.3%)
Legal and formation, travel and other start up costs		(5,765,620)	(100.0%)

Interest expense	(1,753,952)	(3,411,357)	48.6%
Interest income	1,176,018	319,984	267.5%
Other Income		2,997,495	(100.0%)
Income / (loss) before income taxes	1,730,461	(2,118,106)	(181.7%)
Provision for income taxes, net	(1,535,087)	(946,939)	(62.1%)
Income after Income Taxes	195,373	(3,065,046)	106.4%
Provision for Dividend on Preference Stock and its Tax
Minority interest	(716,950)	(1,343,845)	46.6%
Net income / (loss)	$(521,576)	$(4,408,891)	$88.2%

Net income / (loss) per share: basic and diluted	$(0.05)
Weighted average number of shares outstanding-basic and diluted	10,091,171

Pro Forma Adjustments
The Consolidated Pro Forma Statement of Operations contains US GAAP to Pro Forma adjustments consisting of the elimination of interest income held in trust and provision for income taxes.  Had the merger occurred during April 1, 2007, interest income in the amount of $2,192,402 would not have been earned because funds as reported in US GAAP results would have not been held in trust.  Therefore, we eliminate the applicable interest earned from the Pro Forma statement of operations for the year ended March 31, 2008.  Accordingly, the provision for income taxes is reduced by $16,955.

Results of Operations (IGC)

The following discussion relates to IGC for the years ended March 31, 2009 and March 31, 2008:

Revenues
Total pro forma revenue increased 17.1% from $35.3 million for the year ended March 31, 2009, as compared to $30.1 million for the year ended March 31, 2008.  Due to increased liquidity requirements in maintaining a high level of growth, we have curtailed the number of contracts we are working on by sub-contracting some and cancelling others.

Cost of Revenues
Costs of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of revenue increased by 4.7 million or 21.0%, compared to the year ended March 31, 2008.  The increase was due to the increase of construction material.

Selling, General and Administrative Expenses
Consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. Selling, general and administrative expenses increased by $2 million or 67.5% for the year ended March 31, 2009, compared to the year ended March 31, 2008.  The increase in SG&A stem partly from overheads related to US compliance, USGAAP filings with the SEC, and legal costs associated with the warrant tender offer and general fund raising activity.

Net Interest Income (Expense) – Net interest expense increased by $484 thousand for the year ended March 31, 2009 compared to the year ended March 31, 2008.  The main reason is that the interest income from money in trust is not included in the pro forma statements.

Net Income (loss)
Net loss for the years ended March 31, 2009 and March 31, 2008 was $522 thousand and $4.4 million, respectively.  The 2008 net loss included compensation expense, legal, interest expense, formation, travel, other and start-up costs net of interest income related to the cash held in our trust account.  The 2009 loss includes approximately $1.5 million of one time expenses related to fund raising and non cash expenses related to warrants, as well as approximately $300,000 of losses due to a strengthening US dollar against the Indian Rupee.

Impairment of Goodwill
As a result of our annual impairment tests which occurred during the fourth quarter, we have not recorded an impairment adjustment to goodwill.  Factors that influence the analysis include, contracts, potential contracts, ability to grow the quarry and ore business, among others.   While there is an overall liquidity constraint and we require more cash to grow, the market potential for the infrastructure business in India remains unabated.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2009 and 2008.

Cash used for operating activities from continuing operations is net loss adjusted for certain non-cash items and changes in operating assets and liabilities.  During the year ending March 31, 2009, cash used for operating activities was $8.1 million compared to cash used for operating activities of $8.6 million during the year ended March 31, 2008.  The uses of cash during the year ended March 31, 2009 relates primarily to the payment of general operating expenses of our subsidiary companies, down payments on equipment and one time expenses related to legal costs associated with the warrant tender offer, increased fundraising activities, and increased expenses in curtailing contracts.

During the year ended March 31, 2009, investing activities from continuing operations provided approximately $2.9 million of cash as compared to approximately $ 57.3 million used during the year of 2008.  The large difference of cash stems from our cash in escrow during the FYE 2008.   During this period we were a Special Purpose Acquisition Company for the majority of the year with no operations.  Therefore, cash was invested in treasury bills and notes earning interest on cash held in trust.

During the year ended March 31, 2009, there was cash financing used of approximately $156 thousand, compared to cash used of approximately $ 41.4 million for the year ended March 31, 2008.  The significant use of cash in 2008 was for acquisition costs related to the acquisition of TBL and Sricon. We paid off $5.5 million in bank lines and notes outstanding during the year ended March 31, 2009.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India.  We believe that our current cash balances, anticipated operating cash flow, and potential cash from claims are adequate to sustain the Company, but not to fuel rapid growth commensurate with the opportunity before us.  As such we have and continue to take measures to constrain growth until we have visibility into increased liquidity.  As of now our bank lines in India have been dramatically reduced to amounts borrowed and outstanding.  We continue to explore funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, Mauritius listing of our stock, convertible debentures, and debt. However, there can be no assurance that we will be able to access additional credit facilities.  Our strategy is to use develop businesses that have a very short receivable cycle like the export of ore to China and the sale of rock aggregate as well as aggressively collect our outstanding receivables and claims.

Off Balance Sheet Arrangements

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

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of raw materials including cement, asphalt, steel, rock aggregate and fuel.    The prices and supply of raw materials and fuel depend on factors beyond the control of the Company, including general economic conditions, competition, production levels, transportation costs and import duties.  The Company typically builds contingencies into the contracts, including indexing key commodity prices into escalation clauses.  However, drastic changes in the global markets for raw material and fuel could affect our vendors, which may create disruptions in delivery schedules that could affect our ability to execute contracts in a timely manner.  We are taking steps to mitigate some of this risk by attempting to control the supply of raw materials.    We do not currently hedge commodity prices on capital markets.

Labor Risk

The building boom in India and the Middle East (India, Pakistan, and Bangladesh export labor to the Middle East) had created pressure on the availability of skilled labor like welders, equipment operators, etc.  While this has recently changed with the shortage of financial liquidity and falling oil prices, we expect a construction boom and although manageable, some regional shortage of skilled labor.

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

Exchange Rate Sensitivity

Our Indian subsidiaries conduct all business in Indian Rupees with the exception of foreign equipment that is purchased from the U.S. or Europe.  Exchange rates have an insignificant impact on our financial results.  However, as we convert from Indian Rupees to USD and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings.  Essentially, a stronger USD decreases our reported earnings and a weakening USD increases our reported earnings.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective beginning January 1, 2009.  The Company does not expect the adoption of SFAS 141R to have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.  The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America.  SFA 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60.  Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables).  This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.”  SFAS 163 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13,“Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115” (FAS No. 159). FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Both our Indian subsidiaries have based their estimates and judgments on experience and other assumptions that they find reasonable.  Actual results may differ from such estimates as conditions and assumptions change, which could have a material impact on the financial statements.

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include FAS No. No. 5, “Accounting for Contingencies,” FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” FAS No. 142, “Goodwill and Other Intangible Assets,” FAS No. 157, “Fair Value Measurements,” FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and FAS No. 109, “Accounting for Income Taxes,” including recent accounting requirements under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”

Partial revenue is recognized on major construction contracts when work is completed, an independent consultant approves the work and a bill is retendered.   The timing of revenue recognition is dependent upon the agreement between the customer and the Company.  Specifically, revenue recognized from construction, project related activities, contracts for supply, plant and equipment commissioning is recognized as follows:

a)	Cost plus contracts: Contract revenue is determined by adding the aggregate cost plus proportionate margin as agreed with the customer and expected to be realized.

b)
Fixed price contracts: Contract revenue is recognized using the percentage completion method. Percentage of completion is determined as a proportion of cost incurred-to-date to the total estimated contract cost. Changes in estimates for revenue, costs to complete and profit margins are recognized in the period in which they are reasonably determinable

Revenue from property development activity is recognized when all significant risks and rewards of ownership in the land and/or building are transferred to the customer and a reasonable expectation of collection of the sale consideration from the customer exists.

Revenue from service related activities and miscellaneous other contracts are recognized when the service is rendered using the proportionate completion method or completed service contract method.

Revenue from mining and trading activity is typically recognized, based on contracts that are “Freight on Board” (FOB), when a shipment is loaded on to a ship.

Full provision is made for any loss in the period in which it is foreseen.  If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions may be required.

Foreign Currency Translation
IGC mainly operates in India and a substantial portion of the Company’s sales are denominated in the Indian Rupee.   As a result, changes in the relative values of the U.S. dollar and Indian Rupee affect revenues and profits as the results are translated into U.S. dollars in the consolidated and Pro Forma financial statements.

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

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year end rate (Balance sheet rate)
2005-06	INR 44.18 per USD	INR 44.48 per USD
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD

Item 8.          Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
India Globalization Capital, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of India Globalization Capital, Incorporated and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yoganandh & Ram
Independent Auditors registered with
Public Company Accounting Oversight Board (USA)

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEET

	March 31, 2009	March 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$2,129,365	$8,397,441
Accounts Receivable	9,307,088	8,708,861
Unbilled Receivables	2,759,632	5,208,722
Inventories	2,121,837	1,550,080
Interest Receivable - Convertible Debenture		277,479
Convertible debenture in MBL		3,000,000
Prepaid taxes	88,683	49,289
Restricted cash		6,257
Short term investments		671
Prepaid expenses and other current assets	2,801,148	4,324,201
Due from related parties	290,831	1,373,446

Total Current Assets	19,498,584	32,896,447

Property and equipment, net	6,601,394	7,337,361
Accounts Receivable – Long Term	2,769,196	3,519,965
Goodwill	17,483,501	17,483,501
Investment	70,743	1,688,303
Deposits towards acquisitions	261,479	187,500
Restricted cash, non-current	1,430,137	2,124,160
Deferred tax assets - Federal and State, net of valuation allowance	898,792	1,013,611
Other Assets	2,818,687	1,376,126

Total Assets	$51,832,513	$67,626,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$3,422,239	$5,635,408
Trade payables	462,354	1,771,151
Advance from Customers	206,058	931,092
Accrued expenses	555,741	1,368,219
Taxes payable	76,569	58,590
Notes Payable to Oliveira Capital, LLC	1,517,328	3,000,000
Due to related parties	1,214,685	1,330,291
Other current liabilities	1,991,371	3,289,307

Total current liabilities	$9,446,345	$17,384,059

Long-term debt, net of current portion	1,497,458	1,212,841
Advance from Customers		832,717
Deferred taxes on income	590,159	608,535
Other liabilities	2,440,676	6,717,109
Total Liabilities	$13,974,638	$26,755,261

Minority Interest	14,262,606	13,545,656

Common stock subject to possible conversion, 11,855,122 shares at conversion value	-	-

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY

Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding		-
Common stock — $.0001 par value; 75,000,000 shares authorized; 10,091,171 issued and outstanding at March 31, 2009 and 8,570,107 issued and outstanding at March 31, 2008.	1,009	857
Additional paid-in capital	33,186,530	31,470,134
Retained Earnings (Deficit)	(4,662,689)	(4,141,113)
Accumulated other comprehensive (loss) income	(4,929,581)	(3,822)
Total stockholders’ equity	23,595,269	27,326,056

Total liabilities and stockholders’ equity	$51,832,513	$67,626,973

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009	Year Ended March 31, 2008
Revenue	$35,338,725	$2,188,018
Cost of revenue	(27,179,494)	(1,783,117)

Gross profit	8,159,231	404,901

Selling, general and administrative expenses	(4,977,815)	(367,647)
Depreciation	(873,022)	(58,376)
Operating income	2,308,394	5,153
Legal and formation, travel and other start up costs		(5,765,620)
Interest expense	(1,753,952)	(1,944,660)
Interest income	1,176,018	2,213,499
Other Income		202,858
Income / (loss) before income taxes	1,730,461	(5,315,044)
Provision for income taxes, net	(1,535,087)	(76,089)
Income after Income Taxes	195,373	(5,391,134)
Provision for Dividend on Preference Stock and its Tax		171,084
Minority interest	(716,950)	4,780
Net income / (loss)	$(521,576)	$(5,215,270)
Net income / (loss) per share: basic and diluted	$(0.05)	$(0.61)
Weighted average number of shares outstanding-basic and diluted	10,091,171	8,570,107

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31, 2009	Year Ended March 31, 2008
Net income / (loss)	$(521,576)	$(5,215,270)
Foreign currency translation adjustments	(4,925,759)	(3,822)
Comprehensive income (loss)	$(5,447,335)	$(5,219,092)

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Earnings		Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	(Deficit)		/ Loss	Equity
Balance at April 1, 2007	13,974,500	$1,397	$51,848,145	$1,074,157	$		$52,923,699
Redemption of 1,910,469 shares on March 7, 2008 and balance in shares subject to possible conversion transferred to paid in capital	(1,910,469)	(191)	1,689,164				1,688,973
Buyback of 4,248,877 shares on March 7, 2008	(4,248,877)	(425)	(25,237,905)				(25,238,330)
"Issuance of common stock to Bridge Investors at $.01 per share	754,953	76	3,170,730				3,170,805
Net Loss for the year	-	-	-	(5,215,270)		(3,822)	(5,219,091)
Balance at March 31, 2008	8,570,107	$857	$31,470,134	$(4,141,113)		$(3,822)	$27,326,056
Fair value of 425,000 warrants issued to Oliveira Capital, LLC			403,750				403,750
Issuance of common stock to RedChip Companies at $4.71 per share	10,000	1	47,098				47,099
Fair value of 200,000 common stock issued to Oliveira Trust	200,000	20	967,980				968,000
Conversion of Warrants to Equity shares – 1,311,064 shares	1,311,064	131	297,568				297,699
Net income / (Loss)				(521,576)			(521,576)
Foreign currency translation adjustments						(4,925,759)	(4,925,759)
Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)		$(4,929,581)	$23,595,269

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2009	Year Ended March 31, 2008
Cash flows from operating activities:
Net income (loss)	$(521,576)	$(5,215,270)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Treasury Bills		(2,119,104)
Non-cash compensation expense	450,850
Deferred taxes	221,037	(743,652)
Depreciation	873,022	58,376
Loss / (Gain) on sale of property, plant and equipment	211,509	29
Amortization of debt discount on Oliveira debt	2,652	4,052,988
Amortization of loan acquisition cost		250,000
Changes in:
Accounts receivable	(2,725,195)	808,978
Unbilled Receivable	1,484,960	(635,207)
Inventories	(1,001,389)	341,950
Prepaid expenses and other current assets	1,099,188	(3,063,771)
Trade Payable	(1,033,319)	(1,744,137)
Other Current Liabilities	(832,556)	(884,639)
Advance from Customers	(1,311,200)	(97,946)
Other non-current liabilities	(3,155,767)	3,050,821
Non-current assets	(1,926,571)	928,696
Accounts receivable – Long Term		(50)
Interest receivable - convertible debenture	277,479	(240,000)
Deferred interest liability		(3,597,998)
Accrued expenses	(922,300)	854,902
Prepaid / taxes payable	(21,415)	(569,283)
Minority Interest	716,950	(4,780)
Net cash used in operating activities	$(8,113,641)	$(8,569,097)

Cash flows from investing activities:
Purchase of treasury bills		(585,326,579)
Maturity of treasury bills		653,554,076
Purchase of property and equipment	(2,493,417)	(3,447)
Proceeds from sale of property and equipment	488,886	(13,521)
Purchase of short term investments	698	(1)
Non Current Investments	1,395,444	(498,677)
Restricted cash	272,754	(1,714,422)
Decrease (increase) in cash held in trust		(4,116)
Redemption of convertible debenture	3,000,000
Deposit towards acquisitions, net of cash acquired	220,890	(6,253,028)
Payment of deferred acquisition costs		(2,482,431)
Net cash provided/(used) in investing activities	$2,885,255	$57,257,854

Cash flows from financing activities:
Issuance of common stock to founders		(541)
Net movement in cash credit and bank overdraft	(1,215,253)	646,515
Proceeds from other short-term borrowings		(275,114)
Proceeds from long-term borrowings	1,287,940	(3,075,012)
Repayment of long-term borrowings	(591,927)	(1,023)
Due to related parties, net	583,235	(255,093)
Issue of Equity Shares	297,699	0
Money received pending allotment		(3,669,574)
Proceeds from notes payable to stockholders		(270,000)
Proceeds from notes payable to stockholders		(600,000)
Gross proceeds from initial public offering		(33,140,796)
Proceeds from note payable to Oliveira Capital, LLC	2,000,000	(769,400)
Repayment of note payable to Oliveira Capital, LLC	(2,517,324)
Proceeds from other financing		31,047
Net cash provided/(used) by financing activities	$(155,630)	$(41,378,991)
Effect of exchange rate changes on cash and cash equivalents	(884,059)	(81,747)
Net increase/(decrease) in cash and cash equivalent	(6,268,075)	7,228,019
Cash and cash equivalent at the beginning of the period	8,397,440	1,169,422
Cash and cash equivalent at the end of the period	$2,129,365	$8,397,441

Supplemental schedule of non cash financing activities:
Accrual of deferred acquisition costs		$26,000
Accrual of loan acquisition cost		$250,000
Value of Common Stock to Bridge Investors		$3,170,806

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

NOTE A — BASIS OF PRESENTATION

The financial statements for March 31, 2009 and 2008 are audited.  The statements ending March 31, 2009 and 2008 are consolidated with all of our subsidiaries. Sricon and TBL were acquired on March 8, 2008.   IGC Mining and Trading, Limited (IGC-IMT) was formed beneficially by IGC India Globalization Capital, Mauritius, Limited (IGC-M) on December 16, 2008.  All our companies have financial years that end on March 31.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operation and cash flows for the three years ended March 31, 2009 and 2008.

These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008.  The March 31, 2008 and 2009 balance sheets, statements of operations, statements of cash flows, and the statements of stockholders’ equity have been derived from the audited financial statements.

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

Through its subsidiaries, the company’s primary focus is to execute major infrastructure projects in India such as constructing interstate highways, rural roads, mining and quarrying, and construction of high temperature cement and steel plants. IGC-IMT has been contracted to operate a shipping hub and export iron ore to China.

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note C) was declared effective March 2, 2006. The Company consummated the Public Offering including the over allotment option on March 8, 2006, and preceding the consummation of the Public Offering on March 2, 2006 certain of the officers and directors of the Company purchased an aggregate of 170,000 units (the “Units”) from the Company in a private placement (the “Private Placement”).  The Units sold in the Private Placement were identical to the 11,304,500 Units sold in the Public Offering, but the purchasers in the Private Placement waived their rights to conversion and receipt of the distribution on liquidation in the event the Company did not complete a business combination (as described below). The Company received net proceeds from the Private Placement and the Public Offering of approximately $62,815,000 (Note C).

As described in Note K, on March 7, 2008 following the stockholder approval of and pursuant to the terms of the purchase agreement, the Company consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) for  approximately $28.75 Million.  As also described in Note K, the Company paid about $12.03 Million for the acquisition of 77% of Techni Bharathi Limited (TBL).  The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.  The founders and management of Sricon own 37% of Sricon and the founders and management of TBL own 23% of TBL.

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

Minority interest in subsidiaries consists of equity securities issued by a subsidiary of the Company. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned a majority of the voting equity of the subsidiary both before and after the transactions. The Company reflects the impact of the equity securities issuances in its investment in subsidiary and additional paid-in-capital accounts for the dilution or anti-dilution of its ownership interest in the subsidiary.

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

Revenue recognition:

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
Income per common share:

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 23,374,000 warrants have been included in the diluted weighted average shares.   However, for the years ending March 31, 2008 and 2009, the weighted average price of the common stock was below the exercise price of all outstanding warrants and therefore the warrants did not contribute to the dilution of basic shares.

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

Restricted cash:

Restricted cash consists of deposits pledged with various government authorities and deposits restricted as to usage under lien to banks for guarantees and letters of credit given by the Company. The restricted cash is primarily invested in time deposits with banks.

Accounts receivable:

Accounts receivables are recorded at the invoiced amount. Account balances are written off when the company believes that the receivables will not be recovered. The company’s bad debts are included in selling and general administrative expenses. The company did not recognize any bad debts during the year ended March 31, 2009 and March 31, 2008, respectively.

Inventories:

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

Accounts Receivable – Long Term:

Known in India as Build-Operate-Transfer (BOT). It is money due to the company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time.

Investments:

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Investments generally comprises of fixed deposits with banks.

Property, Plant and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Depreciation of computers, construction, scrap processing and other equipments, buildings and other assets are provided based on the Straight-line method over useful life of the assets.

The value of plant and equipment that are capitalized include the acquisition price and other direct attributable expenses.

The estimated useful life of various categories of assets are as follows:

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

Policy for Goodwill / Impairment:

Goodwill represents the excess cost of an acquisition over the fair value of the Group's share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less accumulated amortization and impairment losses, if any.

The company adopted provisions of FAS No. 142, "Goodwill and Other Intangible Assets" ('FAS 142') which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. FAS142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually.

The goodwill impairment test under FAS 142 is performed in two phases during the fourth quarter of each year. The first step of the impairment test, used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired, and step two of the impairment test must be performed. The second step of the impairment test quantifies the amount of the impairment loss by comparing the carrying amount of goodwill to the implied fair value. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value.

Impairment of long – lived assets and intangible assets:

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

Asset retirement obligations:

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

Foreign currency transactions:

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

Operating leases:

Lease payments under operating leases are recognized as an expense on a straight-line basis over the lease term.

Capital leases:

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

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13,“Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—  Including an amendment of FASB Statement No. 115” (FAS No. 159). FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements.

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

Segment and Geographic Reporting:

India Globalization Capital, Inc. and its subsidiaries are significantly engaged in one segment, infrastructure construction.  Since there is no Chief Officer who allocates resources as described in FAS No. 131, the Company is not required to report its operations by business segment reporting.  All revenue reporting in the years ending March 31, 2009 and March 31, 2008 were earned solely in India.  Therefore, no disclosures indicating source country revenue is provided in this annual report.

NOTE E – SHORT TERM BORROWINGS & CURRENT PORTION OF LONG-TERM DEBT

(Amounts in thousand US Dollars)

Short term debt for the consolidated companies consists of the following:

	As of March 31, 2009	As of March 31, 2008
Secured	$2,502	$4,556
Unsecured	249	3,306
Total	2,751	7,862
Add:
Current portion of long term debt	671	773
Total	$3,422	$8,635

The above debt is secured by hypothecation of materials/stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives.

LONG TERM DEBT:

(Amounts in thousand US Dollars)

Long term debt for the consolidated companies consists of the following:

	As March 31, 2009	As of March 31, 2008
Secured	$-	$-
Term loans	-	632
Loan for assets purchased under capital lease	2,169	1,354
Total	2,169	1,986
Less: Current portion (Payable within 1 year)	671	773
Total	$1,498	$1,213

The secured loans were collateralized by:
  Unencumbered Net Asset Block of the Company
  Equitable mortgage of properties owned by promoter directors/ guarantors
  Term Deposits
  Hypothecation of receivables, assignment of toll rights, machineries and vehicles and collaterally secured by deposit of title deeds of land
  First charge on Debt-Service Reserve Account
NOTE F — RELATED PARTY TRANSACTIONS

From inception to March 31, 2009, $50,000 was paid to SJS Associates for Mr. Selvaraj’s services.  We entered into an agreement with SJS Associates on substantially the same terms subsequent to the stockholder’s approval of the acquisitions of Sricon and TBL.  As a result of the new agreement, an additional $3,871 was accrued as due to SJS Associates for the period between March 8, 2008 and March 31, 2008.  This was paid to SJS Associates in the Company’s 2009 fiscal year.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. From inception to March 31, 2009, approximately $144,000 was paid to IGN, LLC.  During March of 2008, the Company and IGN, LLC agreed to continue the agreement on a month-to-month basis.

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board Directors is a Partner with ELP.  Since inception to March 31, 2009, the Company has incurred $186,303 for legal services provided by ELP.

NOTE G — COMMON STOCK

On August 24, 2005, the Company’s Board of Directors authorized a reverse stock split of one share of common stock for each two outstanding shares of common stock and approved an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock to 75,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.  On March 7, 2008 we redeemed and bought a total of 6,159,346 shares at $5.94 per share.  At March 31, 2008 and 2007 we had 8,570,107 and 13, 974,500 shares of common stock issued and outstanding respectively.   At March 31, 2008 and 2007, 24,874,000 shares of common stock, were reserved for issuance upon exercise of redeemable warrants, underwriters’ purchase option and warrants issued to Oliveira Capital, LLC.  At March 31, 2009 we had 10,091,171shares of common stock issued and outstanding.

NOTE H – INCOME TAXES

The provision for income taxes for the year ended March 31, 2009 and the period ended March 31, 2008 consists of the following:

	March 31,
	2009	2008

Current:
Federal	$61,355	$708,868
Foreign	1,396,248	(370,355)
State	0	-
Net Current	1,457,603	338,513

Deferred:
Federal	10,322	(748,894)
Foreign	95,824	420,368
State	0	66,103
Net Deferred	106,146	(262,424)
Total tax provision	$1,563,750	$76,089

The total tax provision for income taxes for year ended March 31, 2009 and the period ended March 31, 2008 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	March 31,
	2009	2008
Statutory Federal income tax rate	34%	34%
State tax benefit net of federal tax	0%	(0.8)%
Increase in state valuation allowance	0%	0.8%
Effective income tax rate	34%	34.0%

	March 31,
	2009	2008
Operating costs deferred for income tax purposes	$(183,129)	$184,570
Interest income deferred for reporting purposes	0	95,792
Difference between accrual accounting for reporting purposes and cash accounting for tax purposes	599,802	235,665
Less: Valuation Allowance	(108,041)	(110,951)
Net deferred tax asset	$309,252	$405,076

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

NOTE J – INVESTMENT ACTIVITIES

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

The Company is contemplating pursuing this and similar opportunities in the alternative energy space if it is able to obtain adequate funding from the exercise of warrants, debt or other means.

NOTE K – BUSINESS COMBINATION

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or its subsidiary in Mauritius (IGC-M) will acquire (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement the Company would own approximately 63% of the outstanding equity shares of Sricon.  Effectively, the purchase price of $26 million was funded with approximately $8.1 million in cash and a note for $17.9 million (computed at an exchange rate of approximately 40 INR to $1 USD).  Failure to repay the note or negotiate a settlement could result in IGC having to decrease its ownership in Sricon by tendering all or a portion of the Sricon shares it owns to Sricon to repay the note. The Sricon Acquisition was consummated on March 7, 2008.

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

NOTE L – PRIVATE PLACEMENT OF PROMISSORY NOTES

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

NOTE M – VALUATION OF WARRANTS ISSUED TO OLIVEIRA CAPITAL, LLC

We account for derivative instruments and embedded derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Black-Scholes Pricing model. We also follow EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF Issue No. 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument can be included in equity, with no fair value adjustments are required.

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

NOTE N – SPAC RELATED EXPENSES

As of March 31, 2008 we incurred about $5.765 Million of SPAC related expenses, and about $1.9 Million of SPAC interest related expenses, mostly as one-time expenses.  The major expenses are as follows: 1) Approximately $3.1 Million was non-cash expenses associated with the award of stock to the Bridge investors.  2) Approximately $1.5 Million was paid to Ferris Baker Watts, of which $.9 Million was expensed as the services rendered by them related to acquisitions that we did not close.  3) Approximately $.469 Million relates to the bridge loan from Oliveira Capital, LLC , and 5) approximately $.5 Million was incurred for legal and professional fees for two bridge loans and several acquisitions that we did not close.  In addition, we incurred about $1.23 Million in non-cash interest related expenses for the warrants issued to Oliveira Capital.

NOTE O – SUBSEQUENT EVENTS

IGC-Mauritius has beneficially formed a company called IGC Materials, Private Limited based in India.  At the completion of the formalities, in the month of July 2009, IGC-Mauritius will beneficially own 100% of the shares of IGC Materials, Private Limited, which will conduct IGC’s rock aggregate and materials business.

IGC India Mining & Trading, a wholly owned subsidiary of IGC- Mauritius, has received a line of credit from State Bank of Mysore with the following parameters:

a) Letter of Credit - USD 1 million (USD 1 = INR 50);
b) Forward Contract  - USD 1 million (USD 1 = INR 50); and
c) Foreign Demand Bills Payable / Foreign Usance Bills Payable - USD 1 million (USD 1 = INR 50).

The line of credit is secured by a corporate guarantee from IGC Mauritius, V. C. Homes (an associate company of the promoters of TBL), and a personal guarantee of Mr. Pious Abraham (associate of TBL promoters). The rate of interest is 1.25% above bank’s prime lending rate with a minimum of interest rate of 14.25%.   The line is used to provide back to back letters of credit for iron ore contracts.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2009 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

No  change  in  the Company's internal control over financial reporting occurred during the year ended March 31, 2009, that materially affected, or is reasonably likely  to  materially  affect,  the  Company's  internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Company and Corporate Governance

The board of directors, executive officers, advisors and key employees are as follows:

Directors, Executive Officers and Special Advisors of IGC

Name	Age	Position
Dr. Ranga Krishna	45	Chairman of the Board
Ram Mukunda	51	Chief Executive Officer, Executive Chairman, President and Director
John Selvaraj	65	Principal Accounting Officer
Sudhakar Shenoy	62	Director
Richard Prins	52	Director
Suhail Nathani	44	Director
Larry Pressler	67	Special Advisor
Howard Gutman	51	Special Advisor
P.G. Kakodkar	73	Special Advisor
Shakti Sinha	53	Special Advisor
Dr. Prabuddha Ganguli	60	Special Advisor
Dr. Anil K. Gupta	60	Special Advisor

Directors and Executive Officers of Sricon

Name	Age	Position
Ravindralal Srivastava	56	Chairman and Managing Director
Ram Mukunda	51	Director

Directors and Executive Officers of TBL

Name	Age	Position
Jortin Antony	43	Managing Director
M. Santhosh Kumar	44	General Manager of Accounting
Ram Mukunda	51	Director

Ranga Krishna, has served as our Chairman of the Board since December 15, 2005. Dr. Krishna previously served as a Director from May 25, 2005 to December 15, 2005 and as our Special Advisor from April 29, 2005 through June 29, 2005.  In 1998, he founded Rising Sun Holding, LLC, a $120 million construction and land banking company.  In September 1999, he co-founded Fastscribe, Inc., an Internet-based medical and legal transcription company with its operations in India with over 200 employees. He has served as a director of Fastscribe since September 1999. He is currently the Managing Partner.  In February 2003, Dr. Krishna founded International Pharma Trials, Inc., a company with operations in India and over 150 employees, which assists U.S. pharmaceutical companies performing Phase II clinical trials in India. He is currently the Chairman and CEO of that company.  In April 2004, Dr. Krishna founded Global Medical Staffing Solutions, Inc., a company that recruits nurses and other medical professionals from India and places them in U.S. hospitals. Dr. Krishna is currently serving as the Chairman and CEO of that company. On November 7, 2008 he joined the board of TransTech Service Partners, a SPAC which initiated liquidation on May 23rd, 2009.  Dr. Krishna is a member of several organizations, including the American Academy of Neurology and the Medical Society of the State of New York. He is also a member of the Medical Arbitration panel for the New York State Worker’s Compensation Board. Dr. Krishna was trained at New York’s Mount Sinai Medical Center (1991-1994) and New York University (1994-1996).

Ram Mukunda has served as our Chief Executive Officer, President and a Director since our inception on April 29, 2005 and was Chairman of the Board from April 29, 2005 through December 15, 2005. Since September 2004 Mr. Mukunda has served as Chief Executive Officer of Integrated Global Networks, LLC, a communications contractor in the U.S. Government. From January 1990 to May 2004, Mr. Mukunda served as Founder, Chairman and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to the emerging economies. Startec was among the first carriers to have a direct operating agreement with India for the provision of telecom services. Mr. Mukunda was responsible for the organizing, structuring, and integrating a number of companies owned by Startec. Many of these companies provided strategic investments in India-based operations or provided services to India-based companies. Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 and conducted a public high-yield debt offering in 1998. Mr. Mukunda was responsible for the restructuring of Startec after the company filed for protection under Chapter 11 in December 2001. Startec emerged from Chapter 11 in 2004.

From June 1987 to January 1990, Mr. Mukunda served as Strategic Planning Advisor at INTELSAT, a provider of satellite capacity. Mr. Mukunda serves on the Board of Visitors at the University of Maryland School of Engineering. From 2001-2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards, including the University of Maryland’s 2001 Distinguished Engineering Alumnus Award and the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds B.S. degrees in electrical engineering and mathematics and a MS in Engineering from the University of Maryland.

John B. Selvaraj has served as our Treasurer and Principal Accounting Officer since November 27, 2006.  From November 15, 1997 to August 10, 2007, Mr. Selvaraj served in various capacities with Startec, Inc., including from January 2001 to April 2006 as Vice President of Finance and Accounting where he was responsible for SEC reporting and international subsidiary consolidation.  Prior to joining Startec, from July 1984 to December 1994, Mr. Selvaraj served as the Chief Financial and Administration Officer for the US office of the European Union.  In 1969, Mr. Selvaraj received a BBA in Accounting from Spicer Memorial College India, and an Executive MBA, in 1993, from Averette University, Virginia.  Mr. Selvaraj is a Charted Accountant (CA, 1971).

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

Sricon & TBL Management

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

Jortin Antony, has been the Managing Director of TBL since 2000.  Prior to that, he held various positions at Bhagheeratha starting as a management trainee in 1991.  From 1997 to 2000, he was the Director of Projects at Bhagheeratha. In 2003, Mr. Jortin Antony was awarded the Young Entrepreneur Award from the Rashtra Deepika.  He graduated with a B.Eng, in 1991, from Bangalore Institute of Technology, University of Bangalore.

M Santhosh Kumar, has been with TBL since 1991. Since 2008 he has been the General Manager of Accounting and Finance.  From  2002 to January 2008 he has been the Deputy Manager (Finance and Accounting).  From 2000 to 2002, he was the Marketing Executive for Techni Soft (India) Limited, a subsidiary of Techni Bharathi Limited.  From 1991 to 2000, he held various positions at TBL in the Finance and Accounting department.  From 1986 to 1991, he worked as an accountant in the Chartered Account firm of Balan and Company.  In 1986 Mr. Santhosh Kumar graduated with a BA in Commerce from, Gandhi University, Kerala, India.

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

Mr. Gutman graduated from Columbia University with a B.A. Summa Cum Laude in 1977 and from the Harvard Law School, Magna Cum Laude in 1980.  From September 1980-September 1981, he served as a Law Clerk to The Honorable Irving L. Goldberg of the United States Court of Appeals for the Fifth Circuit.  From September 1981-September 1982, Mr. Gutman served as Law Clerk to The Honorable Potter Stewart, (retd), United States Supreme Court.

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

Board of Directors

Our board of directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class A directors, consisting of Mr. Nathani and Mr. Shenoy, will expire at our fourth annual meeting of stockholders. The term of office of the Class B directors, consisting of Mr. Prins and Dr. Krishna, will expire at the second annual meeting of stockholders. The term of office of the Class C director, consisting of Mr. Mukunda, will expire at the third annual meeting of stockholders.  These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating the acquisition. The NYSE Alternext, where we are listed, has rules mandating that the majority of the board be independent.  Our board of directors will consult with counsel to ensure that the boards of directors’ determinations are consistent with those rules and all relevant securities laws and regulations regarding the independence of directors. The Alternext listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Consistent with these standards, the board of directors has determined that Messrs. Krishna, Shenoy and Nathani are independent directors.

Committee of the Board of Directors

Our Board of Directors has established an Audit Committee currently composed of two independent directors who report to the Board of Directors.  Messrs. Krishna and Shenoy, each of whom is an independent director under the NYSE Alternext’s listing standards, serve as members of our Audit Committee.  In addition, we have determined that Messrs. Krishna and Shenoy are “audit committee financial experts” as that term is defined under Item 407 of Regulation S-B of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.  We intend to locate and appoint at least one additional independent director to our Audit Committee to increase the size of the Audit Committee to three members.

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

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Alternext listing standards.  The NYSE Alternext listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Alternext that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The Board of Directors has determined that Messrs. Krishna and Shenoy satisfy the NYSE Alternext’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the Securities and Exchange Commission.

Compensation Committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Krishna and Shenoy and one non-independent director Richard Prins.   The Board determined that Richard Prins is not a current officer or employee or an immediate family member of such person.  The Board deemed Mr. Prins to be non-independent because his firm Ferris Baker Watts received compensation for the IPO and bridge financing.  The Board, however, determined that the best interests of the Company and its shareholders require his membership on the compensation committee, as Mr. Prins brings a great deal of prior experience with memberships on public compensation committees.  The Board used the exception provided under Section 805 (b) of the Alternext Company Guide in appointing Richard Prins to the Compensation Committee.  The compensation committee’s purpose will be to review and approve compensation paid to our officers and directors and to administer the Stock Plan.

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

We do not have any formal process for stockholders to nominate a director for election to our board of directors. Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804 (a) of the Alternext Company Guide.   Any stockholder wishing to recommend an individual to be considered by our board of directors as a nominee for election as a director should send a signed letter of recommendation to the following address: India Globalization Capital, Inc. c/o Corporate Secretary, 4336 Montgomery Avenue, Bethesda, MD 20817. Recommendation letters must state the reasons for the recommendation and contain the full name and address of each proposed nominee as well as a brief biographical history setting forth past and present directorships, employments, occupations and civic activities. A written statement should accompany any such recommendation from the proposed nominee consenting to be named as a candidate and, if nominated and elected, consenting to serve as a director. We may also require a candidate to furnish additional information regarding his or her eligibility and qualifications. The board of directors does not intend to evaluate candidates proposed by stockholders differently than it evaluates candidates that are suggested by our board members, execution officers or other sources.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the NYSE Alternext.  We have filed the code of conduct and ethics as Exhibit 99.1 to our Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 2, 2006.

Board Meetings

During the fiscal year ended March 31, 2009, our board of directors held four meetings. Although we do not have any formal policy regarding director attendance at our annual meetings, we attempt to schedule our annual meetings so that all of our directors can attend. During the fiscal year ended March 31, 2009, all of our directors attended 100% of the meetings of the board of directors.

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

We pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services.  Mr. Mukunda is the Chief Executive Officer of IGN, LLC.  We believe, based on rents and fees for similar services in the Washington, DC metropolitan area that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by the board with out notice.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2009 were filed in a timely manner.

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

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the Company and are granted at the Committee’s regularly scheduled meeting. We anticipate that options will be awarded at the NYSE Alternext’s closing price of the Company’s Common Stock on the date of the grant. As of March 31, 2009, we had not granted any stock options under our Stock Plan.

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

Some executive officers are provided use of a company automobiles and an assistant.  All employees can participate in the plans and programs described above.

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

Compensation for Executive Officers of the Company

Prior March 8, 2008, we did not pay any cash compensation to our executive officers or their affiliates except as follows.   As described above in “Directors, Executive Officers And Special Advisors of the Company – Director Compensation”, we pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services, an amount which is not intended as compensation for Mr. Mukunda.   On or around November 27, 2006, we engaged SJS Associates, an affiliate of Mr. Selvaraj, which provides the services of Mr. John Selvaraj as our Treasurer.  We have agreed to pay SJS Associates $5,000 per month for these services.  Mr. Selvaraj is the Chief Executive Officer of SJS Associates.  Effective November 1, 2007 the Company and SJS Associates terminated the agreement.  We subsequently entered into a new agreement with SJS Associates on identical terms subsequent to the acquisition of Sricon and TBL.   On May 22, 2008, the Company and its subsidiary India Globalization Capital Mauritius  (“IGC-M”) entered into an employment agreement (the “Employment Agreement”) with Ram Mukunda, pursuant to which he will receive a salary of $300,000 per year for services to IGC and IGC-M as Chief Executive Officer.   The Employment Agreement was approved in May 2008 and made effective as of March 8, 2008.  For fiscal year 2009, Mr. Mukunda was paid $300,000.

The annual executive compensation for the Chief Executive Officer and Chief Financial Officer of the Company is set out below.

Summary compensation
	FY 2008	FY 2009
Ram Mukunda	$15,000	$450,000
John Selvaraj	$35,000	$63,300

Compensation for Executive Officers of Sricon

The annual executive compensation for the Chairman and Managing Director of Sricon is set out below.  The USD amounts are shown at a conversion rate of INR 50.64 to USD 1.

Summary compensation of executive of Sricon
	FY 2008		FY 2009
Mr. R Srivastava	$	INR 600,000	$	INR 6,000,000
	$	USD15,000	$	USD 118,494

Compensation for Executive Officers of TBL

The annual executive compensation for the Managing Director of TBL is set out below.  The USD amounts are shown at a conversion rate of INR 50.64 to USD 1 and INR 40 to USD 1 for 2009 and 2008 respectively.

Summary compensation of executive of TBL
	FY 2008	FY 2009
Mr. Jortin Antony	INR 480,000	INR 657,000
	USD 12,000	USD 12,975

Compensation of Directors

No compensation was paid to the Company’s Board of Directors for the one-year period ended March 31, 2009.

Certain Relationships and Related Transactions

As of March 31, 2009, there were no related party transactions other than the agreements with IGN, an affiliate of Ram Mukunda, and SJS Associates, an affiliate of John Selvaraj, described above. We are party to indemnification agreements with each of the executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of the Company since its inception.  The Company, IGC-M and Mr. Mukunda entered into an Employment Agreement on May 22, 2008, which agreement was made effective as of March 8, 2008, the date on which the Company completed its acquisition of Sricon and TBL. Pursuant to the agreement, the Company pays Mr. Mukunda a base salary of $300,000 per year. Mr. Mukunda is also entitled to receive bonuses of at least $225,000 for meeting certain targets for net income (before one time charges including charges for employee options, warrants and other items) for fiscal year 2009 and  $150,000 for meeting targets with respect to obtaining new contracts.  The Agreement further provides that the Board of Directors of the Company may review and update the targets and amounts for the net revenue and contract bonuses on an annual basis.  The Agreement also provides for benefits, including insurance, 20 days of paid vacation, a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car) and reimbursement of business expenses. The term of the Employment Agreement is five years, after which employment will become at-will. The Employment Agreement is terminable by the Company and IGC-M for death, disability and cause.  In the event of a termination without cause, the Company would be required to pay Mr. Mukunda his full compensation for 18 months or until the term of the Employment Agreement was set to expire, whichever is earlier.

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

Compensation Committee Interlocks and Insider Participation

A Compensation Committee comprised of two independent members of the Board of Directors, Ranga Krishna and Sudhakar Shenoy, and a non-independent director Richard Prins, administer executive compensation.  No executive officer of the Company served as a director or member of the compensation committee of any other entity.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and our special advisors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, which is based upon 10,091,971 shares of common stock outstanding as of June 30, 2009, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.

The table below sets forth as of June 30, 2009, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class
Wachovia Corporation (2) One Wachovia Center Charlotte, North Carolina 28288-0137	1,879,289	18.6%
Sage Master Investments Ltd (3) 500 Fifth Avenue, Suite 930 New York, New York 10110	947,300	9.4%
Brightline Capital Management, LLC (4) 1120 Avenue of the Americas, Suite 1505 New York, New York 10036	750,000	7.4%
Professional Offshore Opportunity Fund, Ltd. (5) 1400 Old Country Road, Suite 206 Westbury, New York 11590	737,567	7.3%
APG Capital, LP (6) 12 Greenway Plaza, Suite 1100 Houston, Texas 77046	622,069	6.2%
Chestnut Ridge Partners, LP (7) 50 Tice Boulevard Woodcliff Lake, NJ 07677	564,335	5.6%
Pine River Capital Management L.P. (8) 601 Carlson Parkway Suite 330 Minnetonka, MN 55305	174,976	1.7%
Nisswa Acquisition Master Fund Ltd. (9) 601 Carlson Parkway Suite 330 Minnetonka, MN 55305	107,976	1.1%
UBS AG Bahnhofstrasse 45 CH-8001, Zurich, Switzerland	31,506	*
Ram Mukunda (10)	1,449,914	14.4%
Ranga Krishna (11)	2,215,624	22.0%
Steven M. Oliveira (12)	270,833	2.7%
Richard Prins (13)	196,250	1.9%
Sudhakar Shenoy	175,000	1.7%
Suhail Nathani	150,000	1.5%
Paradigm Capital	11,400	*
Larry Pressler	25,000	*
Dr. Anil K. Gupta	25,000	*
Steven S. Taylor, Jr.	20,000	*
P.G. Kakodkar	12,500	*
Shakti Sinha	12,500	*
Dr. Prabuddha Ganguli	12,500	*
All Executive Officers and Directors as a group (5 Persons)(14)	4,221,496	41.8%

* Represents less than 1%

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.
(2)	Based on a Schedule 13F filed with the SEC on March 31, 2009 by Wachovia Corporation. Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares.
(3)
Based on a Schedule 13G filed with the SEC on May 21, 2009 by Sage Master Investments Ltd., a Cayman Islands exempted company (“Sage Master”), Sage Opportunity Fund (QP), L.P., a Delaware limited partnership (“QP Fund”), Sage Asset Management, L.P., a Delaware limited partnership (“SAM”), Sage Asset Inc., a Delaware corporation (“Sage Inc.”), Barry G. Haimes and Katherine R. Hensel (collectively, the “Reporting Persons”). As disclosed in the Schedule 13G, Each of the Reporting Persons’ beneficial ownership of 947,300 shares of Common Stock constitutes 9.4% of all of the outstanding shares of Common Stock. The address for each of the foregoing parties is c/o 500 Fifth Avenue, Suite 930, New York, New York 10110.

(4)
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

(5)
Based on a Schedule 13G jointly filed with the SEC on February 9, 2009 by Professional Offshore Opportunity Fund, Ltd., a British Virgin Islands company. As disclosed in the Schedule 13G, The company directly beneficially owns 737,567shares of common stock which constitutes 7.3% of all of the outstanding shares of Common Stock. The address for each of the foregoing parties is 1400 Old Country Road, Suite 206, Westbury, New York 11590.

(6)
Based on a Schedule 13G jointly filed with the SEC on February 17, 2009 by APG Capital, LP, a Delaware limited partnership (the “Fund”), APG Capital Partners, LP,a Delaware limited partnership (“APG Capital Partners”), which serves as the general partner of the Fund, APG Capital Management, LLC, a Delaware limited liability company (“APG Capital Management”), which serves as the investment manager of the Fund and the general partner of APG Capital Partners, and (iv) Adam Gross, the managing member of APG Capital Management (all of the foregoing, collectively, the “Filers”). As disclosed in the Schedule 13G, The Fund directly beneficially owns 622,069 shares of common stock which constitutes 6.2% of all of the outstanding shares of Common Stock. The address for each of the foregoing parties is 12 Greenway Plaza, Suite 1100, Houston, Texas 77046.

(7)
Based on a Schedule 13G filed with the SEC on January 9, 2009 by Chestnut Ridge Partners, LP. As disclosed in the Schedule 13G, The Fund directly beneficially owns 564,335shares of common stock which constitutes 5.6% of all of the outstanding shares of Common Stock.  The business address for Chestnut Ridge Partners, LP is 50 Tice Boulevard, Woodcliff Lake, NJ 07677.

(8)
Based on a Schedule 13F filed with the SEC on March 31, 2009 by Pine River Capital Management L.P., a Delaware limited partnership. As disclosed in the Schedule 13F, The Fund directly beneficially owns 174,976 shares of common stock which constitutes 1.7% of all of the outstanding shares of Common Stock. The address for each of the foregoing parties is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(9)
Based on a Form 4 filed with the SEC on January 6, 2009 Nisswa Acquisition Master Fund Ltd., a Cayman Islands limited partnership. As disclosed in the Form 4, The Fund directly beneficially owns 107,024 shares of common stock which constitutes 1.1% of all of the outstanding shares of Common Stock. The address for Nisswa Acquisition is 601 Carlson Parkway Suite 330, Minnetonka, MN 55305

(10)
Includes 594,924 shares of common stock and warrants to purchase 779,739 shares of common stock which are exercisable within sixty (60) days of July 13, 2009, all of which are currently exercisable.  Excludes shares which Mr. Mukunda is required to transfer to certain individuals pursuant to the Share Redistribution Agreement, the transfer of which shares is currently in process.

(11)
Includes warrants to purchase 290,000 shares of common stock which are exercisable within sixty (60) days of October 9, 2008, all of which are currently exercisable.  Includes 1,650,977 shares beneficially owned by Wachovia Corporation, which has sole voting and dispositive control over the shares.   Dr. Krishna is entitled to 100% of the economic benefits of the shares.   Excludes shares which Dr. Krishna is required to transfer to certain individuals pursuant to the Share Redistribution Agreement, the transfer of which shares is currently in process.

(12)
Based on a Schedule 13D filed with the SEC on May 21, 2009 by Steven M Oliveira.  Steven M Oliveira directly beneficially owns 270,833 shares of common stock which constitutes 2.7% of all of the outstanding shares of Common Stock. The business address for Steven M Oliveira is18 Fieldstone Court, New City, NY 10956.

(13)
Based on a Form 4 filed with the SEC on May 18, 2009 by Richard Prins.  Richard Prins directly beneficially owns 196,250 shares of common stock which constitutes 1.9% of all of the outstanding shares of Common Stock.

(14)	Does not include shares owned by our special advisors. Includes 1,879,289 shares beneficially owned by Wachovia Corporation, which has sole voting and dispositive control over the shares.

Messrs. Mukunda and Krishna may be deemed our “parent,” “founder” and “promoter,” as these terms are defined under the Federal securities laws.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2009 there were 1,513,675 shares authorized for issuance under the 2008 Omnibus Incentive Plan.  No shares or options have been granted as of March 31, 2009.

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

On December 24, 2007 Dr. Krishna, our Chairman of the Board, entered into a Note Purchase Agreement with us pursuant to which we agreed to issue him 446,226 shares of our common stock within 10 days of the consummation of the Acquisition as partial consideration for a $4,300,000 loan made by Dr. Krishna to the Company.

Pursuant to the consummation of the Acquisitions, Dr. Krishna was issued the shares. These shares are entitled to the registration rights described above.

On March 7, 2008 Messrs. Mukunda and Krishna entered into an agreement with third parties to transfer on or after September 8, 2008 pursuant to the terms of certain Share Redistribution Agreements an aggregate of 1,368,031 shares, which amount was increased to 1,418,508 by a letter agreement executed by Messrs. Mukunda and Krishna on September 24, 2008. Specifically, as modified the letter agreement, Mr. Mukunda agreed to transfer 1,156,820 shares and Dr. Krishna agreed to transfer 261,688 shares. The purpose of the agreements were to induce such third parties to acquire shares of the Company's common stock and to cause such shares to be voted in favor of the Company’s acquisition.

On August 15, 2008, the Company issued 10,000 shares of its common stock to RedChip Companies, Inc. as payment for services in a private placement. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public. No underwriting discounts or commissions were paid with respect to such sale.

On September 30, 2008, the Company entered into a Note and Share Purchase Agreement with Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira Trust”) pursuant to which the Company sold the Oliveira Trust a Promissory Note in the principal amount of $2,000,000 and 200,000 shares of common stock of the Company. The Promissory Note is due and payable on September 30, 2009, or upon an earlie change in control of the Company, and bears interest at a rate of 6% per annum. The Note and Share Purchase Agreement, provides for the issuance by the Company of additional shares of its Common Stock to the Oliveira Trust for no additional consideration as follows: if an event of default under the Promissory Note remains uncured for a period of more than 30 days, the Company shall issue to the Oliveira Trust an additional 10,000 shares of Common Stock for each $100,000 of outstanding principal amount of the Promissory Note and if the Company fails to file a registration statement covering the resale Common Stock within 45 days after the sale of the Promissory Note and Common Stock to the Oliveira Trust or such registration statement is not declared effective within 150 days after filing (subject to certain exceptions and extensions) the Company shall issue to the Oliveira Trust an additional 25,000 shares of Common Stock for each $100,000 of outstanding principal amount of the Promissory Note and an additional 5,000 shares for each $100,000 of outstanding principal amount of the Promissory Note for each subsequent 30 day period such registration statement is not declared effective, These transactions were exempt from registration under the Securities Act pursuant to Regulation D promulgated under the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public. No underwriting discounts or commissions were paid with respect to such sales.

On January 9, 2009 the company issued 2,706,350 shares of common stock in exchange for 11,943,878 warrants.  The issuance of the shares was pursuant to a warrant tender offer that the Company made to all the warrant and unit holders.

As of March 31, 2009, there were no related party transactions other than the agreements with IGN, an affiliate of Ram Mukunda, and SJS Associates, an affiliate of John Selvaraj. We are party to indemnification agreements with each of the executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

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

Item 14.        Principal Accountant Fees and Services.

Effective May 5, 2008  the Firm of Yoganandh & Ram (“Y & R”), Chartered Accountants, independent registered public accounting firm, in India, registered with the Public Company Accounting Oversight Board (PCAOB) were appointed as our principal accountant.

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

Audit Related and Other Fees

The Audit and other fees paid are below:

	March 31, 2009	March 31, 2008
Audit Fees – GGK	$0	$65,019
Audit Fees – McGladrey	13,708	31,343
Audit Fees - Yoganandh & Ram	38,448	0
Tax Fees (1)	9,430	5,095
All other Fees	5,520	0
Total	$67,106	$101,457

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

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to our board of directors for approval.

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

Prior to engagement, our board of directors pre-approves these services by category of service. The fees are budgeted and our board of directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, our board of directors requires specific pre-approval before engaging the independent auditor.

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

10.44	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated as of March 8, 2008. (13)
10.45	2008 Omnibus Incentive Plan. (14)
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on September 22, 2006.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on February 14, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as originally filed on May 13, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on July 11, 2005.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on March 2, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on February 12, 2007.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 2, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on August 23, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 27, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on December 27, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 7, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 16, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 23, 2008.
(14)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 333-124942), as originally filed on February 8, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on June 4, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on July 21, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on July 30, 2008.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on October 29, 2008.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on November 12, 2008.
(20)	Incorporated by reference to the Tender offer statement by Issuer on Form SC TO-1 (SEC File No. 333-124942), as originally filed on November 24, 2008.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 14, 2009	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 14, 2009	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2009	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: July 14, 2009	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 14, 2009	By:	/s/ Ram Mukunda
Ram Mukunda
Director

Date: July 14, 2009	By:	/s/ Richard Prins
Richard Prins
Director