Form 10-Q
period 2009-06-30
India Globalization Capital, Inc.
filed 2009-08-12
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _______________________

FORM 10-Q
_______________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009

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

(301) 983-0998
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Units, each consisting of one share of Common Stock	NYSE Amex
and two Warrants
Common Stock	NYSE Amex
Common Stock Purchase Warrants	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          ☐ Yes            ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of July 15, 2009
Common Stock, $.0001 Par Value	10,169,991

INDEX
India Globalization Capital
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I  - Financial Information

Item 1.  Financial Statements

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (audited)	March 31, 2009 (audited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,122,933	$2,129,365
Accounts Receivable	10,626,497	9,307,088
Unbilled Receivables	2,735,110	2,759,632
Inventories	2,580,757	2,121,837
Prepaid taxes	88,683	88,683
Restricted cash	309,803
Prepaid expenses and other current assets	2,471,079	2,801,148
Due from related parties	521,636	290,831
Total Current Assets	20,456,498	19,498,584
Property and equipment, net	6,821,584	6,601,394
Accounts Receivable – Long Term	2,950,754	2,769,196
Goodwill	17,483,501	17,483,501
Investment	75,381	70,743
Deposits towards acquisitions	261,479	261,479
Restricted cash, non-current	1,523,901	1,430,137
Deferred tax assets, net of valuation allowance	876,660	898,792
Other Assets	2,906,972	2,818,687
Total Assets	$53,356,730	$51,832,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$3,679,696	$3,422,239
Trade payables	1,364,369	462,354
Advance from Customers	219,568	206,058
Accrued expenses	581,851	555,741
Taxes payable	76,569	76,569
Notes Payable to Oliveira Capital, LLC	1,758,666	1,517,328
Due to related parties	1,252,430	1,214,685
Other current liabilities	1,112,780	1,991,371
Total current liabilities	$10,045,929	$9,446,345
Long-term debt, net of current portion	1,475,919	1,497,458
Deferred taxes on income	650,116	590,159
Other liabilities	2,391,504	2,440,676
Total Liabilities	$14,563,468	$13,974,638
Minority Interest	14,339,160	14,262,606
COMMITMENTS AND CONTINGENCY
STOCKHOLDERS’ EQUITY
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock — $.0001 par value; 75,000,000 shares authorized; 10,169,991 issued and outstanding at June 30, 2009 and 10,091,171 issued and outstanding at March 31, 2009.	1,017	1,009
Additional paid-in capital	33,316,929	33,186,530
Retained Earnings (Deficit)	(5,198,686)	(4,662,689)
Accumulated other comprehensive (loss) income	(3,665,158)	(4,929,581)
Total stockholders’ equity	24,454,102	23,595,269
Total liabilities and stockholders’ equity	$53,356,730	$51,832,513

The accompanying notes should be read in connection with the financial statements.

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Revenues:	$2,723,342	$17,928,381
Cost of revenues:	(1,792,329)	(13,155,698)
Gross Profit	931,013	4,772,683
Selling, General and Administrative (including $139,407 stock based compensation for three months ended June 30, 2009)	(730,814)	(947,506)
Depreciation	(208,343)	(231,583)
Total operating expenses	(939,157)	(1,179,089)
Operating income (loss)	(8,144)	3,593,594
Other income (expense):
Interest income	66,599	128,879
Interest expense	(411,482)	(474,310)
Total other income (expense)	(344,883)	(345,431)
Income (loss) before provision for income taxes	(353,027)	3,248,163
(Provision) benefit for income taxes	(106,416)	(1,089,090)
Income (loss) after provision for income tax	(459,443)	2,159,073
Minority interest	(76,554)	(872,255)
Net income (loss)	$(535,997)	$1,286,818
Weighted average number of shares outstanding:
Basic	10,169,991	8,570,107
Diluted	10,366,855	8,885,618
Net income per share:
Basis	$(0.05)	$0.15
Diluted	$(0.05)	$0.14

The accompanying notes should be read in connection with the financial statements

India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net income / (loss)	$(535,997)	$(1,286,818)
Foreign currency translation adjustments	1,264,423	2,744,164
Comprehensive income (loss)	$728,426	$1,457,346

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	/ Loss	Equity
Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$23,595,269
Stock Option for 1,413,000 grants			90,997			90,997
Issue of 78,820 common stock	78,820	8	39,402			39,410
Net Income (Loss)				(535,997)		(535,997)
Foreign currency translation adjustments					1,264,423	1,264,423
Balance at June 30, 2009	10,169,991	$1,017	$33,316,929	$(5,198,686)	$(3,665,158)	$24,454,102

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$(535,997)	$1,286,818
Adjustment to reconcile net income to net cash used in operating activities:
Non-cash compensation expense	130,407
Deferred taxes	43,652	129,517
Depreciation	208,343	231,583
Loss/(Gain) on sale of property, plant and equipment		(33,740)
Amortization of debt discount on Oliveira loan	241,338
Changes in:
Accounts receivable	(694,938)	(4,685,180)
Unbilled Receivable	201,320	(29,286)
Inventories	(313,371)	(329,288)
Prepaid expenses and other current assets	400,838	3,284,246
Interest receivable - convertible debenture		(60,000)
Accrued expenses	26,109	(563,535)
Taxes payable		11,920
Trade Payable	855,373	1,009,317
Other Current Liabilities	(999,117)	2,690
Advance from Customers		(1,084,142)
Non current assets	94,577	(1,564,201)
Other non-current liabilities	(204,983)	(3,965,110)
Minority Interest	76,554	872,255
Net cash used in operating activities	(469,895)	(5,486,136)

Cash flows from investing activities:
Net proceeds from purchase and sale of property and equipment		(1,587,653)
Purchase of investments		(3,679,227)
Restricted Cash	(241,995)	11,386
Net cash provided used in investing activities	(241,995)	(5,255,494)
Cash flows from financing activities:
Net movement in cash credit and bank overdraft	32,418	2,414,063
Proceeds from other short-term and long-term borrowings	527,218	1,699,083
Repayment of long-term borrowings	(644,528)	(1,173,852)
Due to related parties	(247,459)	1,213,865
Net cash provided by financing activities	(332,351)	4,153,159
Effect of exchange rate changes on cash and cash equivalents	37,809	(259,442)
Net increase in cash and cash equivalent	(1,006,431)	(6,847,913)
Cash and cash equivalent at the beginning of the period	2,129,365	8,397,441
Cash and cash equivalent at the end of the period	$1,122,933	$1,549,528

The accompanying notes should be read in connection with the financial statements.

Background of India Globalization Capital, Inc. (IGC)

Notes to Consolidated Financial Statements (unaudited)

Note 1 - Nature of Operations and Basis of Presentation

The operations of IGC are based in India. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (IGC-M).  This company in turn operates through five subsidiaries in India.   We own sixty three percent of Sricon Infrastructure Private Limited (“Sricon”) and seventy seven percent of Techni Bharathi, Limited (“TBL”).  We also beneficially own one hundred percent of IGC India Mining and Trading, Private Limited, IGC Logistic, Private Limited, and IGC Materials, Private Limited. Through our subsidiaries we operate in the infrastructure industry.  IGC builds roads bridges, highways, and we are involved in mining and quarrying. Also, we provide civil construction and engineering of high temperature plants. The Company’s medium term plans are to expand each of these lines of business.

The Company’s operations are subject to certain risks and uncertainties, including among others, dependency on India’s economy and government policies, seasonal business factors, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

India Globalization Capital, Inc.

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, we completed an initial public offering.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL).   On February 19, 2009 IGC-M beneficially purchased 100% of IGC Mining and Trading, Limited based in Chennai India.

On July 4, 2009 IGC-M beneficially purchased 100% of IGC Materials, Private Limited, and 100% of IGC Logistics, Private Limited.  Both these companies are based in Nagpur, India.

Merger and Accounting Treatment

Most of the shares of Sricon and TBL acquired by IGC were purchased directly from the companies.  IGC purchased a portion of the shares from the existing owners of the companies.  The founders and management of Sricon own 37% of Sricon and the founders and management of TBL own 23% of TBL.  Ownership interest of the founders and management, in these two companies, is reflected in the financial statements as “Minority Interest”.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “we”, “our”, and “us” refer to India Globalization Capital, Inc, together with its wholly owned subsidiary IGC-M, and its direct and indirect subsidiaries (Sricon, TBL IGC-IMT, IGC-LPL, and IGC-MPL).

IGC’s organizational structure is as follows:

Securities

We have three securities listed on NYSE Amex : (1) common stock, $.0001 par value (ticker symbol: IGC), (2) redeemable warrants to purchase common stock (ticker symbol: IGC.WS) and (3) units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).    Each Unit consists of one share of common stock and two warrants.  The Units may be separated into common stock and warrants.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00.  The warrants expire on March 3, 2011, or earlier upon redemption.  The registration statement for initial public offering was declared effective on March 2, 2006.   The warrants may be exercised by contacting the Company or the transfer agent Continental Stock Transfer & Trust Company.  We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

On January 9, 2009 we completed an exchange of 11,943,878 public and private warrants for 1,311,064 new shares of common stock.  Following the issuance of the shares relating to the warrant exercise, we had 10,091,971 shares of common stock and 11,855,122 warrants outstanding as of March 31, 2009.  On May 13, 2009, we issued 78,820 shares of common stock.  Subsequent to this issuance, as of June 30, 2009 we had 10,169,991 shares of common stock issued and outstanding.
Unaudited Interim Financial Statements

The unaudited consolidated balance sheet as of June 30, 2009, consolidated statements of operations and cash flows for the three months ended June 30, 2009 and 2008 and consolidated statements of stockholders’ equity (deficit) for the three months ended June 30, 2009 include the accounts of the Company and its subsidiaries. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Prior Pro Forma Results of Operations

We previously disclosed Pro Forma results of Operations in our Quarterly Reports’ Management’s Discussion and Analysis sections. These Pro Forma statements were reported as if the acquisition of Sricon and TBL occurred on April 1, 2007 and April 1, 2008 respectively.  We felt that this was a more meaningful presentation of our results of operations since we acquired both Sricon and TBL on March 7, 2008.  Since all of the operation results for Sricon and TBL are included for the three month periods ending June 30, 2009 and June 20, 2008, we no longer believe that Pro Forma results of operations as reported in prior quarterly filings present a meaningful discussion of our results of operations starting with the three month period ended June 20, 2009.

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

Revenue Recognition

The majority of the revenue recognized for the three month period ended June 30, 2009 was derived from the Company’s subsidiaries and as follows:

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

Income per common share:

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The   11,855,122 warrants did not have an impact on the  fully diluted  shares, as the price of the common stock was  below the exercise price of all outstanding warrants and therefore the warrants did not contribute to the dilution of basic shares.

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

Accounts receivable:

Accounts receivables are recorded at the invoiced amount. Account balances are written off when the company believes that the receivables will not be recovered. The company’s bad debts are included in selling and general administrative expenses. The company did not recognize any bad debts during the 3 month period ended June 30, 2009 and June 30, 2008, respectively.

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

The value of plant and equipment that are capitalized include the acquisition price and other direct attributable expenses.

The estimated useful life of various assets and associated historical costs are as follows:

Category	Useful Life (years)	As of June 30, 2009	As of June 30, 2008
Land	N/A	$36,480	$40,567
Building (Flat)	25	245,536	273,046
Plant and Machinery	20	9,988,592	11,005,719
Computer Equipment	3	278,217	295,686
Office Equipment	5	171,264	187,920
Furniture and Fixtures	5	136,051	148,692
Vehicles	5	789,461	906,557
Leasehold Improvements	Over the period of lease or useful life (if less)	148,310	164,927
Assets under construction	N/A	13,920	15,479
Total		11,807,831	13,038,593
Less: Accumulated Depreciation		(4,986,247)	(4,853,485)
Net Assets		$6,821,584	$8,185,108

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

Asset retirement obligations:

Asset retirement obligations associated with the Company’s leasehold land are subject to the provisions of FAS No. 143 “Accounting for Asset Retirement Obligations” and related interpretation, FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” .. The lease agreements entered into by the Company may contain clauses requiring restoration of the leased site at the end of the lease term and therefore create asset retirement obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value of each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

On April 1, 2009, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment.  SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Following is a description of the various grants made and the impact to the financial statements.

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

Segment and Geographic Reporting:

India Globalization Capital, Inc. and its subsidiaries are significantly engaged in one segment, infrastructure construction.  Since there is no Chief Officer who allocates resources as described in FAS No. 131, the Company is not required to report its operations by business segment reporting.  All revenue reporting in the years ending June 30, 2009 and June 30, 2008 were earned solely in India.  Therefore, no disclosures indicating source country revenue is provided in this annual report.

Note 3 – SHORT TERM BORROWINGS & CURRENT PORTION OF LONG-TERM DEBT
(Amounts in thousand US Dollars)

Short term debt for the consolidated companies consists of the following:

	As of	As of
	June 30, 2009	March 31, 2009
Secured	$2,718	$2,502
Unsecured	265	249
Total	2,983	2,751
Add:
Current portion of long term debt	696	671
Total	$3,679	$3,422

The above debt is secured by hypothecation of materials/stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives.

Long term debt for the consolidated companies consists of the following:

	As of	As of
	June 30, 2009	March 31, 2009
Secured	$-	$-
Term loans
Loan for assets purchased under capital lease	2,172	2,169
Total	2,172	2,169
Less: Current portion (Payable within 1 year)	696	671
Total	$1,476	$1,498

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
·        First charge on Debt-Service Reserve Account

NOTE 4 - RELATED PARTY TRANSACTIONS

For the three month period ended June 30, 2009, $5,000 was paid to SJS Associates for Mr. Selvaraj’s consulting services.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  A total $10,000 was paid to IGN, LLC for the prior period.  The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

NOTE 5 -COMMITMENTS AND CONTINGENCY

 No significant commitments and contingencies were made during the 3 month period ended June 30, 2009.

NOTE 6 - INVESTMENT ACTIVITIES

No significant investment activities occurred during the 3 month period ended June 30, 2009.

NOTE 7 - COMMON STOCK

On May 13, 2009 we issued 78,820 shares of common stock to corporate officers as part of the board approved 2008 Omnibus Incentive Plan.  At June 30, 2009 and 2008 we had 10,169,991 and 8,570,107 shares of common stock issued and outstanding respectively.

NOTE 8 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted SFAS No. 123 (revised 2004), Share Based Payment.  SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.   During the three month period ended June 30, 2009, The Company granted 78,820 shares of common stock and 1,491,000 stock options.   The exercise date of the options was May 13, 2009 ($1.00 per share) and will expire on May 13, 2014.  The fair value of the stock was $39,410  on the exercise date and the fair value of stock options were $90,997.  Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the 3 month period ended June 30, 2009 was $130,407. Under the 2008 Omnibus Plan, 67,000 options remain issuable under the plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions for the three months ended June 30, 2009:

	Three Months Ended June 30,
	2009	2008

Expected life of options (years)	5	None
Risk free interest rate	1.98%	None
Expected volatility of stock	35.35%	None
Expected dividend yield	None	None

The volatility estimate was derived using historical data for the IGC stock and for  public companies in the related industry.

NOTE 9 -  BUSINESS COMBINATIONS

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or its subsidiary in Mauritius (IGC-M) will acquire (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement the Company would own approximately 63% of the outstanding equity shares of Sricon.  We paid full price for the stock of Sricon, and we subsequently borrowed $17.9 million (computed at an exchange rate of approximately 40 INR to $1 USD) from Sricon.  (.  Failure to repay the note or negotiate a settlement could result in IGC having to decrease its ownership in Sricon by tendering all or a portion of the Sricon shares it owns to Sricon to repay the note. The Sricon Acquisition was consummated on March 7, 2008.

NOTE 10 - SUBSEQUENT EVENTS

Pursuant to the S-3 registration statement filed with the SEC on August 5, 2009, the Company may issue and sell securities with an aggregate offering price of up to $ 6,000,000 for:

(i) shares of common stock, par value $0.0001 per share;
(ii) shares of preferred stock, par value $0.001 per share, in one or more series;
(iii) senior debt securities, senior subordinated debt securities, subordinated debt securities and junior subordinated debt securities, which may be issued in one or more series pursuant to an indenture  proposed to be entered into between the Company and a bank or trustee to be named;
(iv) warrants to purchase Common Stock, Preferred Stock or Debt Securities pursuant to one or more warrant agreements proposed to be entered into between the Company and one or more warrant agents to be named; and
(v) Units, each representing ownership of Common Stock, Preferred Stock, Debt Securities and/or Warrants or contracts to purchase  Common Stock, Preferred Stock and/or Debt Securities, which may be issued under one or more agreements proposed to be entered into by the Company and one or more agents to be named.

The net proceeds from the sale of the securities listed in the prospectus could be used for: (1) repayment of indebtedness, (2) working capital, (3) capital expenditures, and (4) acquisitions.

Item 2.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K filed on July 14, 2009.

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

The Indian government has articulated plans to modernize the Indian Infrastructure.  It expects to spend around $22 billion in the next 12 months on roads and highways. We believe that these initiatives will continue to be favorable to our business.  Our model is three fold: 1) we bid on construction and engineering contracts which provide us with a backlog which translates into greater revenues and earnings, 2) we are in the process of building rock quarries and selling rock aggregate to the infrastructure industry and 3) we export iron ore to China.  There is seasonality in our business as outdoor construction activity slows down during the Indian monsoons.  The rains typically last intermittently from June through September.

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

IGC-M

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

Information and timely reporting

Our operations are located in India where the accepted accounting standards is Indian GAAP, which in many cases, is  not congruent  to USGAAP.  Indian accounting standards are evolving towards adopting IFRS (International Financial Reporting Standards).    We annually conduct PCAOB (USGAAP) audits for the company.  We acknowledge that this process is at times cumbersome and places significant restraints on our existing staff.  We believe we are still 9 to 15 months away from having processes and adequately trained personal in place to meet the reporting timetables set out by the U.S. reporting requirements.  Until then we expect to file for extensions to meet the reporting timetables.  We will make available on our website, www.indiaglobalcap.com, our annual reports, quarterly reports, proxy statements as well as up to- date investor presentations.  Our SEC filings are also available at www.sec.gov.

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

The exchange rate between the Indian Rupee and the U.S. dollars are as follows:

Quarter ending	Average rate used for translating operations. INR to one U.S.D.	Rate used for translating Balance Sheet. INR to one U.S.D.
June 30, 2008	41.55	40.58
March 31, 2009	49.75	50.87
June 30, 2009	48.72	47.74

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

Revenue Recognition

The majority of the revenue recognized for three month period ended June 30, 2009 was derived from the Company’s subsidiaries and as accordingly:

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

Employee Stock Options  or Share Based Payments

We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the provisions of SFAS No. 123R, Share-Based Payment, and SEC Staff Accounting Bulletin 107, Share-Based Payments. Effective April 1, 2009, we use the fair value method to apply the provisions of FAS 123R with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Share-based compensation expense recognized under FAS 123R for the 3 month period ended June 30, 2009 was $130,407 million. At June 30, 2009, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was zero.  Stock options vest immediately.

As a result of FAS 123R, we estimate the value of share-based awards on the date of grant using a Black-Scholes option-pricing model.  The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.

If factors change and we employ different assumptions in the application of FAS 123R during future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes Option Pricing model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the intrinsic values realized upon the exercise, expiration, cancellation, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and expensed in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and expensed in our financial statements. There currently is neither a market-based mechanism nor other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor a way to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and SAB 107 using a qualified option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us.

The guidance in FAS 123R and SAB 107 is still relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions.

Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability, and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization, and testing for adequacy of internal controls.

For purposes of estimating the fair value of stock options granted during the three months ended June 30, 2009 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and SAB 107. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is estimated using both historical term measures and projected termination estimates.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in November of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit. During the fourth quarter of year ending March 31, 2009, we completed the required annual test, which indicated there was no impairment.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue - Total revenue was $ 2.7 million for the three months ended June 30, 2009, as compared $17.9 million for the three months ended June 30, 2008.  Due to increased liquidity requirements in maintaining a high level of growth, we curtailed the number of contracts we directly performed  by sub-contracting some and cancelling others.

Operating Income (loss) - In the three month period ending June 30, 2009, operating loss was $ 8.1 thousand, compared to operating income of 3.6 million for the three month period ending June 30, 2008.

Total Cost of Revenue and Operating Expenses - Our total cost of revenue and operating expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, startup costs, and general and administrative expense. In the three month period ending June 30, 2009, total cost of revenue and operating expenses decreased by $11.6 million, compared to the three month period ending June 30, 2008.  This was caused by decreasing business volume and associated costs.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of Revenue decreased by $11.4 million, compared to the three month period ending June 30, 2008.  The decrease was caused by declining business volume and associated costs.

Selling, General and Administrative - Consists primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, selling, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to being a publicly held company. Selling, general and administrative expenses were $731 thousand for the three month period ending June 30, 2009 compared $947 thousand for the three month period ending June 30, 2008. Additional expenses for the three month period ending June 30, 2009 are $130,407 in non-cash compensation expenses resulting from SFAS 123(R) and loan discount amortization expense of a long-tem loan in the amount of $241,338.

Net Interest Income (Expense) – Net interest expense decreased 0.2% compared to the three month period ending June 30, 2008.  As discussed in the prior section, we booked a non-cash charge of $241,338 for loan amortization expense.

Net Income (loss) – Net loss for the three months ended June 30, 2009 was $ 536 thousand compared to net income of $1.3 million for the three months ended June 30, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K promulgated under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for three months period ended June 30, 2009 and 2008.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the first three months of 2009, cash used for operating activities was $470 thousand compared to cash used for operating activities of $5.5 million during the first three months of 2008. The uses of cash in the first three months of 2009 relates primarily to the payment of general operating expenses of our subsidiary companies.  The large change is due to less business volume.

During the first three months of 2009, investing activities from continuing operations used $242 thousand of cash as compared to $5.3 million used during the comparable period in 2008.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. In the first three months of 2009 there was financing cash used of approximately $332 thousand, compared to cash provided of approximately $4.1 million for the first three months of 2008.  The cash provided in 2009 was primarily due to use of bank credit lines.  The cash used in 2008 was primarily due to repayment of long-term notes.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India. We believe that our current cash balances and anticipated operating cash flow, will be sufficient to fund our normal operating requirements for at least the next 12 months. However, we may seek to secure additional capital to fund further growth of our business, or the repayment of debt, in the near term.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2009.  Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report other than with respect to our procedures for including the required auditor consents.

We believe our control procedures are sufficiently effective to ensure that information requiring inclusion or disclosure in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No  change  in  the Company's internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely  to  materially  affect,  the  Company's  internal control over financial reporting.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 12, 2009	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2009	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer