Form 10-Q
period 2009-09-30
India Globalization Capital, Inc.
filed 2009-11-12
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of October 12, 2009
Common Stock, $.0001 Par Value	12,363,991

India Globalization Capital
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I  - Financial Information

Item 1.  Financial Statements

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (unaudited)	March 31, 2009 (audited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,434,656	$2,129,365
Accounts Receivable	9,455,722	9,307,088
Unbilled Receivables	2,547,743	2,759,632
Inventories	2,309,029	2,121,837
Prepaid taxes	88,683	88,683
Restricted cash	273,643
Prepaid expenses and other current assets	2,795,900	2,801,148
Due from related parties	294,919	290,831
Total Current Assets	20,200,295	19,498,584
Property and equipment, net	6,749,647	6,601,394
Accounts Receivable – Long Term	2,929,279	2,769,196
Goodwill	17,483,501	17,483,501
Investment	74,833	70,743
Deposits towards acquisitions	261,479	261,479
Restricted cash, non-current	1,635,102	1,430,137
Deferred tax assets, net of valuation allowance	852,673	898,792
Other Assets	3,007,476	2,818,687
Total Assets	$53,194,285	$51,832,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$3,418,063	$3,422,239
Trade payables	694,534	462,354
Advance from Customers	217,970	206,058
Accrued expenses	640,326	555,741
Taxes payable	76,569	76,569
Notes Payable to Oliveira Capital, LLC	2,000,000	1,517,328
Due to related parties	1,285,046	1,214,685
Other current liabilities	1,291,048	1,991,371
Total current liabilities	$9,623,556	$9,446,345
Long-term debt, net of current portion	812,191	1,497,458
Deferred taxes on income	653,588	590,159
Other liabilities	2,326,496	2,440,676
Total Liabilities	$13,415,831	$13,974,638
Minority Interest	14,327,631	14,262,606
COMMITMENTS AND CONTINGENCY
STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 75,000,000 shares authorized; 11,783,991 issued and outstanding at September 30, 2009 and 10,091,171 issued and outstanding at March 31, 2009.	1,179	1,009
Additional paid-in capital	34,968,817	33,186,530
Retained Earnings (Deficit)	(5,778,878)	(4,662,689)
Accumulated other comprehensive (loss) income	(3,740,295)	(4,929,581)
Total stockholders’ equity	25,450,823	23,595,269
Total liabilities and stockholders’ equity	$53,194,285	$51,832,513

The accompanying notes should be read in connection with the financial statements.

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Revenues:	$5,362,138	$10,498,870
Cost of revenues:	(4,710,718)	(7,890,252)
Gross Profit	651,420	2,608,618
Selling, General and Administrative	(665,720)	(1,141,751)
Depreciation	(209,479)	(235,725)
Total operating expenses	(875,199)	(1,377,476)
Operating income (loss)	(223,779)	1,231,142
Other income (expense):
Interest and miscellaneous income	38,994	57,520
Interest expense	(355,586)	(327,775)
Total other income (expense)	(316,592)	(270,255)
Income (loss) before provision for income taxes	(540,371)	960,887
(Provision) benefit for income taxes	(51,350)	(273,515)
Income (loss) after provision for income tax	(591,721)	687,372
Minority interest	11,529	(614,948)
Net income (loss)	$(580,192)	$72,425
Weighted average number of shares outstanding:
Basic	11,783,991	8,780,107
Diluted	12,291,208	8,780,107
Net income per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

The accompanying notes should be read in connection with the financial statements

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Revenues:	$8,085,480	$28,427,252
Cost of revenues:	(6,503,046)	(21,045,950)
Gross Profit	1,582,434	7,381,302
Selling, General and Administrative (including $130,407 stock based compensation for the six months ended September 30, 2009)	(1,396,535)	(2,089,257)
Depreciation	(417,822)	(467,308)
Total operating expenses	(1,814,357)	(2,556,565)
Operating income (loss)	(231,923)	4,824,737
Other income (expense):
Interest and other miscellaneous income	105,593	186,399
Interest expense	(767,068)	(802,085)
Total other income (expense)	(661,475)	(615,686)
Income (loss) before provision for income taxes	(893,398)	4,209,051
(Provision) benefit for income taxes	(157,766)	(1,362,605)
Income (loss) after provision for income tax	(1,051,164)	2,846,446
Minority interest	(65,025)	(1,487,203)
Net income (loss)	$(1,116,189)	$1,359,243
Weighted average number of shares outstanding:
Basic	11,783,991	8,780,107
Diluted	12,291,208	8,780,107
Net income per share:
Basic	$(0.09)	$0.15
Diluted	$(0.09)	$0.15

India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08
Net income / (loss)	$(580,192)	$72,425	$(1,116,189)	$1,359,243
Foreign currency translation adjustments	(75,137)	(629,303)	1,189,286	(3,373,467)
Comprehensive income (loss)	$(655,329)	$(556,878)	$73,097	$(2,014,224)

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	/ Loss	Equity
Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$23,595,269
Stock Option Based Compensation			90,997			90,997
Stock Based Compensation	78,820	8	39,402			39,410
Issue of Common Stock	15,000	2	13,198			13,200
Registered Direct	1,599,000	160	1,638,690			1,638,850
Net Income (Loss)				(1,116,189)		(1,116,189)
Foreign currency translation adjustments					1,189,286	1,189,286
Balance at September 30, 2009	11,783,991	$1,179	$34,968,817	$(5,778,878)	$(3,740,295)	$25,450,823

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$(1,116,189)	$1,359,243
Adjustment to reconcile net income to net cash used in operating activities:
Non-cash compensation expense	130,407	450,850
Issue of 15,000 shares of common stock to RedChip	13,200
Deferred taxes	75,363	196,232
Depreciation	417,822	467,308
Loss/(Gain) on sale of property, plant and equipment		(53,257)
Amortization of debt discount on Oliveira loan	482,672	2,652
Changes in:
Accounts receivable	386,021	(6,053,309)
Unbilled Receivable	368,202	192,888
Inventories	(63,974)	(486,631)
Prepaid expenses and other current assets	(98,152)	2,104,019
Interest receivable - convertible debenture		277,479
Accrued expenses	84,584	(976,024)
Taxes payable		34,497
Trade Payable	210,689	2,112,994
Other Current Liabilities	(957,451)	(1,215,283)
Advance from Customers		(1,370,592)
Non current assets	139,780	(1,244,397)
Other non-current liabilities	(258,865)	(5,056,129)
Minority Interest	65,025	1,487,203
Net cash used in operating activities	(120,866)	(7,770,257)
Cash flows from investing activities:
Net proceeds from purchase and sale of property and equipment	(186,481)	(1,927,745)
Purchase of investments		(1,720,788)
Restricted Cash	(330,664)	(8,261)
Redemption of convertible debenture		3,000,000
Net cash used in investing activities	(517,145)	(656,794)
Cash flows from financing activities:
Net movement in cash credit and bank overdraft	(342,932)	993,974
Proceeds from other short-term and long-term borrowings	65,478	1,607,247
Repayment of long-term borrowings	(687,956)	(975,137)
Due to related parties	181,650	2,301,874
Net proceeds from issue of equity shares	1,638,850
Repayment of note payable to Oliveira Capital, LLC		(3,000,000)
Proceeds from note payable to Oliveira Trust		2,000,000
Net cash provided by financing activities	855,090	2,927,958
Effect of exchange rate changes on cash and cash equivalents	88,212	(420,216)
Net increase in cash and cash equivalent	305,291	(5,919,309)
Cash and cash equivalent at the beginning of the period	2,129,365	8,397,440
Cash and cash equivalent at the end of the period	$2,434,656	$2,478,131

The accompanying notes should be read in connection with the financial statements.

Background of India Globalization Capital, Inc. (IGC)

Notes to Consolidated Financial Statements (unaudited)

Note 1 - Nature of Operations and Basis of Presentation

The operations of IGC are based in India. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (IGC-M).  This company in turn operates through five subsidiaries in India.   We own sixty three percent of Sricon Infrastructure Private Limited (“Sricon”) and seventy seven percent of Techni Bharathi, Limited (“TBL”).  We also beneficially own one hundred percent of IGC India Mining and Trading, Private Limited, IGC Logistic, Private Limited, and IGC Materials, Private Limited. Through our subsidiaries we operate in the infrastructure industry.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to each of our customers.

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

On January 9, 2009 we completed an exchange of 11,943,878 public and private warrants for 1,311,064 new shares of common stock.  Following the issuance of the shares relating to the warrant exercise, we had 10,091,971 shares of common stock and 11,855,122 warrants outstanding as of March 31, 2009.  On May 13, 2009, we issued 78,820 shares of common stock to certain of our officers and directors pursuant to our 2008 Omnibus Incentive Plan.  Subsequent to this issuance, as of June 30, 2009 we had 10,169,991 shares of common stock issued and outstanding.

On July 13, 2009, we issued 15,000 shares of common stock to RedChip Companies Inc. for services rendered.  The stock price on the date of the transaction was $0.88 per share.

On September 15, 2009, we entered into a securities purchase agreement with institutional investors relating to the sale and issuance by our company to the investors of an aggregate of 1,599,000 shares of our common stock and warrants to purchase up to 319,800 shares of our common stock, for a total purchase price of $1,998,750. The common stock and warrants were sold on a per unit basis at a purchase price of $1.25 per unit. The shares of common stock and warrants were issued separately. Each investor received one warrant representing the right to purchase, at an exercise price of $1.60 per share, a number of shares of common stock equal to 20% of the number of shares of common stock purchased by the investor in the offering. The sales were made pursuant to a shelf registration statement.  On September 30, 2009 we had 11,783,991 shares of common stock issued and outstanding.

Unaudited Interim Financial Statements

The unaudited consolidated balance sheet as of September 30, 2009, consolidated statements of operations and cash flows for the three and six months ended September 30, 2009 and 2008 and consolidated statements of stockholders’ equity (deficit) for the six months ended September 30, 2009 include the accounts of the Company and its subsidiaries. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Prior Pro Forma Results of Operations

We previously disclosed Pro Forma results of Operations in our Quarterly Reports’ Management’s Discussion and Analysis sections. These Pro Forma statements were reported as if the acquisition of Sricon and TBL occurred on April 1, 2007 and April 1, 2008 respectively.  We felt that this was a more meaningful presentation of our results of operations since we acquired both Sricon and TBL on March 7, 2008.  Since all of the operation results for Sricon and TBL are included for the three and six month periods ending September 30, 2009 and September 30, 2008, we no longer believe that Pro Forma results of operations as reported in filings prior to the June 30, 2009 quarterly filings present a meaningful discussion of our results of operations.  Therefore, the quarterly filing for the three and six month periods ended September 30, 2009 contains no pro forma results as well.

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

 Revenue Recognition

The majority of the revenue recognized for the three and six month periods ended September 30, 2009 was derived from the Company’s subsidiaries and as follows:

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

Accounts receivable:

Accounts receivables are recorded at the invoiced amount. Account balances are written off when the company believes that the receivables will not be recovered. The company’s bad debts are included in selling and general administrative expenses. The company did not recognize any bad debts during the 6 month period ended September 30, 2009 and September 30, 2008, respectively.

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

The value of plant and equipment that are capitalized include the acquisition price and other direct attributable expenses.

The estimated useful life of various assets and associated historical costs are as follows:

Category	Useful Life (years)	As of September 30, 2009	As of March 31, 2009
Land	N/A	$36,213	$34,234
Building (Flat)	25	309,937	230,428
Plant and Machinery	20	9,745,302	9,374,001
Computer Equipment	3	283,841	261,099
Office Equipment	5	184,905	160,728
Furniture and Fixtures	5	150,159	127,680
Vehicles	5	793,183	740,886
Leasehold Improvements	Over the period of lease or useful life (if less)	147,231	139,185
Assets under construction	N/A	13,818	13,063
Total		11,664,589	11,081,304
Less: Accumulated Depreciation		(4,914,942)	(4,479,910)
Net Assets		$6,749,647	$6,601,394

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

Segment and Geographic Reporting:

India Globalization Capital, Inc. and its subsidiaries are significantly engaged in one fully integrated segment, infrastructure construction.  Since there is no Chief Officer who allocates resources as described in FAS No. 131, the Company is not required to report its operations by business segment reporting.  All revenue reporting in the periods ending September 30, 2009 and September 30, 2008 were earned solely in Asia.  Therefore, no disclosures indicating source country revenue is provided in this report.

Note 3 – SHORT TERM BORROWINGS & CURRENT PORTION OF LONG-TERM DEBT
(Amounts in thousand US Dollars)

Short term debt for the consolidated companies consists of the following:

	As of	As of
	September 30, 2009	March 31, 2009
Secured	$2,459	$2,502
Unsecured	125	249
Total	2,584	2,751
Add:
Current portion of long term debt	834	671
Total	$3,418	$3,422

The above debt is secured by hypothecation of materials/stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives.

Long term debt for the consolidated companies consists of the following:

	As of	As of
	September 30, 2009	March 31, 2009
Secured	$-	$-
Term loans
Loan for assets purchased under capital lease	1,647	2,168
Total	1,647	2,168
Less: Current portion (Payable within 1 year)	835	671
Total	$812	$1,497

The secured loans were collateralized by:

•	Unencumbered Net Asset Block of the Company
•	Equitable mortgage of properties owned by promoter directors/ guarantors
•	Term Deposits
•	Hypothecation of receivables, assignment of toll rights, machineries and vehicles and collaterally secured by deposit of title deeds of land
•	First charge on Debt-Service Reserve Account

NOTE 4 - RELATED PARTY TRANSACTIONS

For the three month period ended September 30, 2009, $13,000 was paid to SJS Associates for Mr. Selvaraj’s consulting services.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  A total $16,000 (including $4,000 for October 2009) was paid to IGN, LLC for the period.  The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

NOTE 5 -COMMITMENTS AND CONTINGENCY

 No significant commitments and contingencies were made during the 3 month and 6 month periods ended September 30, 2009.

NOTE 6 - INVESTMENT ACTIVITIES

No significant investment activities occurred during the 3 month and 6 month periods ended September 30, 2009.

NOTE 7 - COMMON STOCK

See Securities Section.

NOTE 8 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted SFAS No. 123 (revised 2004), Share Based Payment.  SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  No stock based compensation was awarded during the 3 month period ended September 30, 2009.   On May 13, 2009, the Company granted 78,820 shares of common stock and 1,413,000 stock options.   The options vested immediately.  The exercise date of the options was May 13, 2009 ($1.00 per share) and will expire on May 13, 2014.  The fair value of the stock was $39,410 on the exercise date and the fair value of stock options was $90,997.  Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the 6 month period ended September 30, 2009 is $130,407. Under the 2008 Omnibus Plan, 290,263 options remain issuable under the plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions for options awarded during the three and six months ended September 30, 2009:

Three Months Ended September 30,
	2009	2008

Expected life of options (years)	None	None
Vested Options	None	None
Risk free interest rate	None	None
Expected volatility of stock	None	None
Expected dividend yield	None	None

	Six Months Ended September 30,

	2009	2008

Expected life of options (years)	5	None
Vested Options	100%	None
Risk free interest rate	1.98%	None
Expected volatility of stock	35.35%	None
Expected dividend yield	None	None

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

NOTE 10 - SUBSEQUENT EVENTS

Oliveira Note

On October 5, 2009, we consummated the exchange of an outstanding promissory note in the total principal amount of $2,000,000 (the “Original Note”) initially issued to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) for a new promissory note (the “New Note”) on substantially the same terms as the original note except that the principal amount of the New Note is $2,120,000. The New Note reflects the accrued but unpaid interest on the Original Note and the New Note is due and payable on October 4, 2010 (the “Maturity Date”). There is no interest payable on the New Note.  As is the case with the Original Note, we can pre-pay the New Note at any time without penalty or premium, and the New Note is unsecured.

The New Note is not convertible into shares of our common stock (the “Common Stock”) or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 4, 2009, by and among us and Oliveira, as additional consideration for the exchange of the Original Note, we agreed to issue 530,000 shares of Common Stock to Oliveira.  If we fail to repay the Notes by the Maturity Date, Oliveira would be entitled to receive 200,000 shares of Common Stock.

Pursuant to the Note and Share Purchase Agreement, we have also agreed that if the Note is not repaid by the Maturity Date we will use reasonable best efforts to ensure that no later than October 4, 2010, we will have a registration statement effective with a sufficient number of shares of Common Stock based on the then fair market value of the shares registered in excess of the amount due under the New Note.

ATM Agency Agreement

On October 13, 2009, we entered into an ATM Agency Agreement (the “Agreement”) with Enclave Capital LLC (“Enclave”). Pursuant to the terms of the Agreement, we may offer and sell shares of common stock, par value $0.0001 per share (the “Shares”) having aggregate gross proceeds of up to $4 million from time to time through Enclave, as its sales agent. Sales of the Shares, if any, would be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices, privately negotiated transactions, crosses or block transactions and such other transactions as may be agreed between us and Enclave, including a combination of any of these transactions. Enclave will receive from us a commission equal to 3% of the gross sales price per share of the Shares sold through it as sales agent under the Agreement.  We have commenced selling Shares under the Agreement.

Bricoleur note

On October 16, 2009, we consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Note”) to Bricoleur Partners, L.P. (“Bricoleur”) for $2,000,000. There is no interest payable on the Note and the Note is due and payable on October 16, 2010 (the “Maturity Date”).  We can pre-pay the Note at any time without penalty or premium, and the Note is unsecured.

The Note is not convertible into shares of our Common Stock or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among us and Bricoleur, as additional consideration for the investment in the Note, we issued 530,000 shares of Common Stock to Bricoleur.  If we fail to repay the Note by the Maturity Date, Bricoleur is entitled to receive an additional 200,000 shares of Common Stock for no additional consideration.

Pursuant to the Note and Share Purchase Agreement, we have also agreed that if the Note is not repaid by the Maturity Date we will use reasonable best efforts to ensure that no later than October 30, 2010, we will have a registration statement effective with a sufficient number of shares of Common Stock based on the then fair market value of the shares registered reasonably in excess of the amount due under the Note.

In connection with the Note and Share Purchase Agreement, we have entered into a Registration Rights Agreement (the “Registration Rights Agreement”) effective as of October 16, 2009, with Bricoleur, pursuant to which Bricoleur will have the right to have their shares of Common Stock registered with the Securities and Exchange Commission following their issuance, as well as customary piggyback registration rights, as further described in the Registration Rights Agreement filed as Exhibit 10.3 to our Form 8-K filed on October 21, 2009. If we fail to meet the filing or effectiveness deadlines set forth in the Registration Rights Agreement, Bricoleur would be entitled, for each $1,000,000 of principal outstanding, to 25,000 shares of Common Stock plus an additional 5,000 shares of Common Stock for each 60-day period such filing or effectiveness is delayed beyond the initial late period.

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

Company Overview

We are a construction and materials company engaged in the following core competencies: 1) civil construction of roads and highways, 2) the construction and maintenance of high temperature cement and steel plants, 3) operations and supply of rock aggregate and 4) the export of iron ore to China.   Our present and past clients include various Indian government organizations.   Including our subsidiaries, we have approximately 400 employees and contractors.  Our construction subsidiary, Sricon, has the capacity and prior experience to bid on contracts priced at a maximum of about $116 million.  We are focused on winning construction contracts, building out rock aggregate quarries and setting up relations and export hubs for the export of iron ore to China.

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

Industry Overview

The Indian GDP surpassed $1 Trillion in fiscal 2007.  According to the World Bank, only nine economies at the close of 2005 generated more than $1 Trillion in GDP.  According to the CIA World Fact Book, India’s growth rates have been ranging from 6.2% to 9.6% since 2003;  The GDP growth rate for fiscal year ending March 31, 2008 was 7.4% (estimated).  The Indian stock markets experienced significant growth with the SENSEX peaking at 21,000 (January 8, 2008).   The current global financial crisis created a liquidity crunch starting in October 2008, which continues.

India’s GDP growth for fiscal year ended March 31, 2009 is estimated to be lower than 2008’s growth rate.  The slowing of the GDP was caused by the global financial crisis. However, it does indicate that India has withstood the global downturn better than many nations. The factors contributing to maintaining the relatively high growth included growth in the agriculture and service industries, favorable demographic dynamics (India has a large youth population that exceeds 550 Million), the savings rate and spending habits of the Indian middle class. Other factors are attributed to changing investment patterns, increasing consumerism, healthy business confidence, inflows of foreign investment (India ranks #2 behind China in the A.T. Kearney “FDI Confidence Index” for 2007) and improvements in the Indian banking system.

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

The Government of India is also permitting External Commercial Borrowings (ECB’s) as a source of financing Indian Companies looking to expand existing capacity as well as incubation for new startups.   ECB’s  include commercial bank loans, buyers' credit, suppliers' credit, securitized instruments such as Floating Rate Notes and Fixed Rate Bonds, credit from official export credit agencies, and commercial borrowings from private sector Multilateral Financial Institutions such as International Finance Corporation (Washington), ADB, AFIC, CDC, etc.  National credit policies seek to keep an annual cap or ceiling on access to ECB, consistent with prudent debt management.   Also, these policies seek to encourage greater emphasis on infrastructure projects and core sectors such as power, oil exploration, telecom, railways, roads & bridges, ports, industrial parks, urban infrastructure, and  fosters exporting.  Applicants will be free to raise ECB from any internationally recognized source such as banks, export credit agencies, suppliers of equipment, foreign collaborators, foreign equity-holders, and international capital markets.

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

Our operations are subject to certain risks and uncertainties, including among others, dependency on the Indian and Asian economy and government policies, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

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

Core Business Competencies

We offer an integrated approach in our customer service delivery based on core competencies that we have demonstrated over the years.  This integrated approach provides us with an advantage over our competitors.

Our core business competencies include the following:

Highway and heavy construction:

The Indian government has articulated a plan to build and modernize Indian infrastructure.  The government’s plan, calls for spending over $475 billion over the next five years for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.  A significant number of our customers involve highway and heavy construction contracts.

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

Customers

Over the past 10 years, Sricon has qualified in all states in India and has worked in several, including Maharashtra, Gujarat, Orissa and Madhya Pradesh.  The National Highway Authority of India (NHAI) awards interstate highway contracts on a national level, while intra-state contracts are awarded by state agencies. The National Thermal Power Corporation (NTPC) awards contacts for civil work associated with power plants. The National Coal Limited (NCL) awards large mining contracts. Our customers include, or have included, NHAI, NTPC, and various state public works departments.  Sricon is registered across India and is qualified to bid on contracts anywhere in India.  For the export of iron ore from India, we are developing customers in Asia including China.

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

Competition

We operate in an industry that is fairly competitive.  However, there is a large gap in the supply of well qualified and financed contractors and the demand for contractors.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts less than $5 million. The recent capital markets crisis has made it more difficult for smaller companies to maturate into mid-sized companies, as their access to capital has been restrained. Therefore, we would like to be positioned in the $5 million to $50 million contract range, above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche.  Rock aggregate is supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances.  We fill this gap by providing high quality material in large quantities.  We compete on price, quantity and quality.  Iron ore is produced in India where our core assets are located, and exported to China.  While this is a fairly established business, we compete by aggregating ore from smaller suppliers who do not have access to customers outside India. Further, at our second shipping hub we expect to install a crusher that can grind ore pebbles into dust, again providing a value added service to the smaller mine owners.

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

Employees and Consultants

As of September 30, 2009, we employed a work force of approximately 400 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We are hoping that our efforts will make our companies more attractive.  While we have not done so yet, we are exploring adopting best practices for creating and providing vastly improved labor camps for our labor force.  We are hoping that our efforts will make our companies “employers of choice” and best of breed.  As of March 31, 2009 our Executive Chairman,  Chief Executive Officer is Ram Mukunda and our Non Executive Chairman is Ranga Krishna.  Our over all Country Head in India is Mr. K. Parthasarathy.  Our Managing Director for Construction is Ravindra Lal Srivastava, our Managing Director for Materials, Mining and Trading is P. M. Shivaraman.   Our Treasurer and Principal Accounting officer is John Selvaraj.  Our General Manager of Accounting based in India is Santhosh Kumar.  We also utilize the services of several consultants who provide USGAAP systems expertise among others.

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

Information and timely reporting

Our operations are located in India where the accepted accounting standards is Indian GAAP, which in many cases, is  not congruent  to USGAAP.  Indian accounting standards are evolving towards adopting IFRS (International Financial Reporting Standards).    We annually conduct PCAOB (USGAAP) audits for the company.  We acknowledge that this process is at times cumbersome and places significant restraints on our existing staff.  We believe we are still 6 to 12 months away from having processes and adequately trained personal in place to meet the reporting timetables set out by the U.S. reporting requirements.  Until then we expect to file for extensions to meet the reporting timetables.  We will make available on our website, www.indiaglobalcap.com, our annual reports, quarterly reports, proxy statements as well as up to- date investor presentations.  Our SEC filings are also available at www.sec.gov.

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

The exchange rate between the Indian Rupee and the U.S. dollars are as follows:

Period	Average rate used for translating operations. INR to one U.S.D.	Rate used for translating Balance Sheet. INR to one U.S.D.
Six months ended September 30, 2008	48.72	47.74
Year ended March 31, 2009	49.75	50.87
Six months ended September 30, 2009	48.42	48.04

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

Revenue Recognition

The majority of the revenue recognized for three and six month periods ended September 30, 2009 was derived from the Company’s subsidiaries and as accordingly:

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

Employee Stock Options or Share Based Payments

We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the provisions of SFAS No. 123R, Share-Based Payment, and SEC Staff Accounting Bulletin 107, Share-Based Payments. Effective April 1, 2009, we use the fair value method to apply the provisions of FAS 123R with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Share-based compensation expense recognized under FAS 123R for the 6 month period ended September 30, 2009 was $130,407. At September 30, 2009, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was zero.  Stock options vest immediately.

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

For purposes of estimating the fair value of stock options granted during the six months ended September 30, 2009 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and SAB 107. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is estimated using both historical term measures and projected termination estimates.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue - Total revenue was $5.4 million for the three months ended September 30, 2009, as compared $10.5 million for the three months ended September 30, 2008.  Due to increased liquidity requirements in maintaining a high level of growth, we curtailed the number of contracts we directly performed  by sub-contracting some and cancelling others.

Operating Income (loss) - In the three month period ending September 30, 2009, operating loss was $ 224 thousand compared to operating income of $1.2 million for the three month period ending September 30, 2008.

Total Cost of Revenue and Operating Expenses - Our total cost of revenue and operating expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, startup costs, and general and administrative expense. In the three month period ending September 30, 2009, total cost of revenue and operating expenses decreased by $3.7 million, compared to the three month period ending September 30, 2008.  This was caused by decreasing business volume and associated costs.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of Revenue decreased by $3.2 million, compared to the three month period ending September 30, 2008.  The decrease was caused by declining business volume and associated costs.

Selling, General and Administrative - Consists primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, selling, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to being a publicly held company. Selling, general and administrative expenses were $666 thousand for the three month period ending September 30, 2009 compared to $1.1 million for the three month period ending September 30, 2008.

Net Income (loss) – Net loss for the three months ended September 30, 2009 was $580 thousand compared to net income of $72 thousand for the three months ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Revenue - Total revenue was $8.1 million for the six months ended September 30, 2009, as compared to $28.4 million for the six months ended September 30, 2008.  Due to increased liquidity requirements in maintaining a high level of growth, we curtailed the number of contracts we directly performed  by sub-contracting some and cancelling others.

Operating Income (loss) - In the six month period ending September 30, 2009, operating loss was $232 thousand, compared to operating income of $4.8 million for the six month period ending September 30, 2008.

Total Cost of Revenue and Operating Expenses - Our total cost of revenue and operating expenses principally consist of construction materials, employee compensation and benefits, depreciation and amortization, startup costs, and general and administrative expense. In the six month period ending September 30, 2009, total cost of revenue and operating expenses decreased by $15.3 million, compared to the six month period ending September 30, 2008.  This was caused by decreasing business volume and associated costs.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of Revenue decreased by $14.5 million, compared to the six month period ending September 30, 2008.  The decrease was caused by declining business volume and associated costs.

Selling, General and Administrative - Consists primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, selling, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to being a publicly held company. Selling, general and administrative expenses were $1.4 million for the six month period ending September 30, 2009 compared to $2.1 million for the six month period ending September 30, 2008. Additional expenses for the six month period ending September 30, 2009 are $130,407 in non-cash compensation expenses resulting from SFAS 123(R) and loan discount amortization expense of a long-tem loan in the amount of $241,338.

Net Interest Income (Expense) – Net interest expense decreased by $45.8 thousand compared to the six month period ending September 30, 2008.  As discussed in the prior section, we booked a non-cash charge of $241,338 for loan amortization expense.

Net Income (loss) – Net loss for the six months ended September 30, 2009 was $1.1 million compared to net income of $1.4 million for the six months ended September 30, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K promulgated under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for six months period ended September 30, 2009 and 2008.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the first six months of 2009, cash used for operating activities was $121 thousand compared to cash used for operating activities of $7.8 million during the first six months of 2008. The uses of cash in the first six months of 2009 relate primarily to the payment of general operating expenses of our subsidiary companies.  The large change is due to less business volume.

During the first six months of 2009, investing activities from continuing operations used $517 thousand of cash as compared to $657 thousand used during the comparable period in 2008.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. In the first six months of 2009 there was financing cash provided of approximately $855 thousand, compared to cash provided of approximately $2.9 million for the first six months of 2008.  The increase of cash from financing was due to the issuance of 1,599,000 shares of stock.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009.  Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report other than with respect to our procedures for including the required auditor consents.

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

No  change  in  the Company's internal control over financial reporting occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably  likely  to  materially  affect,  the  Company's  internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2009, we issued 15,000 shares of our common stock to RedChip Companies Inc ..for services rendered.  The stock price on the date of the transaction was $0.88 per share.  The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.  Neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising and no commission was paid in connection with the issuance of the shares.  As the shares were issued for services we received no cash proceeds for the issuance of the shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate Pursuant to 18 U.S.C. § 1350.
32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 12, 2009	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2009	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer