Form 10-Q
period 2009-12-31
India Globalization Capital, Inc.
filed 2010-02-10
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2009

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of December 31, 2009
Common Stock, $.0001 Par Value	12,898,291

India Globalization Capital
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I  - Financial Information

Item 1.  Financial Statements

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (unaudited)	March 31, 2009 (audited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,079,706	$2,129,365
Accounts Receivable	5,648,811	9,307,088
Unbilled Receivables	0	2,759,632
Inventories	2,124,836	2,121,837
Prepaid taxes	88,683	88,683
Restricted cash	215,517
Prepaid expenses and other current assets	2,113,766	2,801,148
Due from related parties	3,675,599	290,831
Total Current Assets	15,946,918	19,498,584
Property and equipment, net	1,141,709	6,601,394
Accounts Receivable – Long Term	0	2,769,196
Goodwill	6,931,307	17,483,501
Investments in Affiliates	8,172,475	0
Other Investments	64,655	70,743
Deposits towards acquisitions	334,236	261,479
Restricted cash, non-current	1,627,656	1,430,137
Deferred tax assets, net of valuation allowance	972,493	898,792
Other Assets	773,984	2,818,687
Total Assets	$35,965,433	$51,832,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$924,495	$3,422,239
Trade payables	4,020,618	462,354
Advance from Customers	0	206,058
Accrued expenses	469,806	555,741
Taxes payable	76,569	76,569
Notes Payable	4,120,000	1,517,328
Due to related parties	1,339,010	1,214,685
Other current liabilities	114,134	1,991,371
Total current liabilities	$11,064,632	$9,446,345
Long-term debt, net of current portion	69,174	1,497,458
Deferred taxes on income	0	590,159
Other liabilities	1,332,359	2,440,676
Total Liabilities	$12,466,165	$13,974,638
COMMITMENTS AND CONTINGENCY
STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 75,000,000 shares authorized; 12,898,291 issued and outstanding at December 31, 2009 and issued and 10,091,171 outstanding at March 31, 2009.	1,291	1,009
Additional paid-in capital	36,534,929	33,186,530
Retained Earnings (Deficit)	(11,954,396)	(4,662,689)
Accumulated other comprehensive (loss) income (AOCI)	(2,721,057)	(4,929,581)
Total stockholders’ equity	21,860,767	23,595,269
Non-controlling Interest	1,638,501	14,262,606
Total liabilities and stockholders’ equity	$35,965,433	$51,832,513

The accompanying notes should be read in connection with the financial statements.

        India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008
Revenue:	$5,909,024	$3,836,428	13,994,503	$32,263,680
Cost of revenue:	(5,326,393)	(2,902,431)	(11,829,440)	(23,948,382)

Gross Profit	582,631	933,996	2,165,063	8,315,299

Selling, General and Administrative	(3,049,603)	(2,135,267)	(4,446,137)	(4,224,524)
Depreciation	(101,991)	(212,527)	(519,812)	(679,835)
Total operating expenses	(3,151,594)	(2,347,794)	(4,965,949)	(4,904,359)
Operating income (loss)	(2,568,963)	(1,413,798)	(2,800,886)	3,410,939
Compensation Expense	(123,139)		(123,139)
Other income (expense):
Interest and other income	40,884	137,663	146,477	324,062
Interest expense	(252,619)	(442,265)	(1,019,687)	(1,244,350)
Amortization of debt discount	(178,218)		(178,218)
Total other income (expense)	(389,953)	(304,602)	(1,051,428)	(920,288)
Equity in (gain) loss of affiliates	16,446		16,446
Income before extraordinary items and income taxes	(3,065,609)	(1,718,400)	(3,959,007)	2,490,651
(Provision) benefit for income taxes	103,281	(565,885)	(54,486)	(1,928,490)
Income before extraordinary items	(2,962,328)	(2,284,285)	(4,013,493)	562,161
Extraordinary items:
Loss on dilution of stake in Sricon	(3,205,616)		(3,205,616)
Consolidated Net Income	(6,167,944)	(2,284,285)	(7,291,709)	562,161
Net Income attributable to non-controlling interest	(7,574)	550,207	(72,599)	(936,996)
Net income (loss) attributed to controlling interest	$(6,175,518)	$(1,734,078)	$(7,291,708)	$(374,835)
Weighted average number of shares outstanding:
Basic	12,898,291	8,780,107	12,898,291	8,780,107
Diluted	13,559,184	8,780,107	13,559,184	8,780,107
Net income per share:
Basis	$(0.48)	$(0.20)	$(0.56)	$(0.04)
Diluted	$(0.45)	$(0.20)	$(0.54)	$(0.04)

The accompanying notes should be read in connection with the financial statements

India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	31-Dec-09	31-Dec-08	31-Dec-09	30-Dec-08
Net income / (loss)	$(6,175,518)	$(1,734,078)	$(7,291,708)	$(374,835)
Foreign currency translation adjustments	2,167,829	(746,217)	3,357,114	(4,119,684)
Deconsolidation of Sricon	(1,148,591)		(1,148,591)
Comprehensive income (loss)	$(5,156,280)	$(2,480,295)	$(5,083,185)	$(4,494,519)

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Non Controlling	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	(Deficit)	/ Loss	Interest	Equity	Income
Balance at March 31, 2009	$10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$14,262,606	$37,857,875	$
Stock Option for 1413000 grants			90,997				90,997
Issue of 78820 common stock	78,820	8	39,402				39,410
Issue of Common Stock for Red Chip Companies @ .88 per share in Sep 09	15,000	2	13,198				13,200
Issuance of 1599000 shares @ 1.25 per share	1,599,000	160	1,638,690				1,638,850
Loss of translation					1,189,286		1,189,286	1,189,286
Net Income for non controlling interest						65,025	65,025
Net Income (Loss)				(1,116,189)			(1,116,189)	(1,116,189)
Balance at September 30, 2009	11,783,991	1,179	34,968,817	(5,778,878)	(3,740,295)	14,327,631	39,778,454	73,097
Issue of 51000 common stock @ 1.60 per share	51,000	5	81,595				81,600
Issue of 3300 common stock @ 1.58 per share	3,300	1	5,054				5,055
Issue of 530,000 common stock to Bricoleur Capital	530,000	53	811,528				811,582
Issue of 530,000 common stock to Oliviera	530,000	53	667,936				667,989
Loss on translation					2,167,829		2,167,829	2,167,829
Impact of de-consolidation of Sricon					(1,148,591)		(1,148,591)	(1,148,591)
Elimination of non controlling interest pertaining to Sricon						(12,696,704)	(12,696,704)
Net Income for non controlling interest						7,574	7,574
Net /Income (Loss)				(6,175,518)			(6,175,518)	(6,175,518)
Rounding Difference								(2)
Balance at December 31, 2009	$12,898,291	$1,291	$36,534,930	$(11,954,396)	$(2,721,057)	$1,638,501	$23,499,270	$(5,083,185)

The accompanying notes should be read in connection with the financial statements.

India Globalization Capital, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$(7,291,708)	$(374,835)
Adjustment to reconcile net income to net cash used in operating activities:
Non-cash compensation & interest expense	375,758	450,850
Deferred taxes	(68,699)	222,873
Depreciation	519,812	679,835
Loss/(Gain) on sale of property, plant and equipment	0	(50,905)
Amortization of debt discount	178,219	2,652
Deferred acquisition costs written-off	1,854,750	0
Loss on dilution of stake	3,205,616	0
Loss on extinguishment of loan	586,785	0
Non controlling interest	72,599	0
Equity in earnings of affiliates	(16,446)	0
Changes in:
Accounts and unbilled receivable	(5,364,846)	(5,693,844)
Inventories	(389,904)	(436,945)
Prepaid expenses and other assets	(94,307)	730,991
Accrued expenses	(85,935)	(925,311)
Taxes payable	0	87,497
Trade Payable	3,621,690	243,425
Advance from Customers	0	(1,347,958)
Other liabilities	14,503	(2,005,072)
Due to / from related parties	118,344	2,124,212
Net cash provided (used) in operating activities	(2,763,768)	(6,292,536)
Cash flows from investing activities:
Net proceeds from purchase and sale of property and equipment	(123,450)	(1,843,985)
Purchase of investments	0	(85,116)
Proceeds from sale of investments	0	1,424,897
Restricted Cash	(261,232)	116,545
Deposit towards acquisitions, net of cash acquired	(600,024)	0
Redemption of convertible debenture		3,000,000
Net cash provided (used) in investing activities	(984,706)	2,612,341
Cash flows from financing activities:
Net proceeds / repayment of cash credit and bank overdraft	82,097	(2,153,085)
Proceeds from other short-term and long-term borrowings	(75,879)	1,192,408
Repayment of long-term borrowings	0	(569,372)
Net proceeds from issue of equity shares	1,777,939
Repayment of notes payable		(2,756,010)
Proceeds from notes acquired	2,000,000	2,000,000
Interest paid	(72,710)	0
Net cash provided (used) by financing activities	3,711,447	(2,286,059)
Effect of exchange rate changes on cash and cash equivalents	(12,632)	(691,910
Net increase in cash and cash equivalent	(49,659)	(6,658,165)
Cash and cash equivalent at the beginning of the period	2,129,365	8,397,440
Cash and cash equivalent at the end of the period	$2,079,706	$1,739,275

The accompanying notes should be read in connection with the financial statements.

Background of India Globalization Capital, Inc. (IGC)

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The operations of IGC are based in India. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (IGC-M).  This company in turn operates through five subsidiaries in India.   We own twenty two (22.3%) of percent of Sricon Infrastructure Private Limited (“Sricon”) and seventy seven percent of Techni Bharathi, Limited (“TBL”).  We also beneficially own one hundred percent of IGC India Mining and Trading, Private Limited, IGC Logistic, Private Limited, and IGC Materials, Private Limited. Through our subsidiaries we operate in the infrastructure industry.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.

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

Effective October 1, 2009 we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.  By way of background: As explained in Note 13 (Deconsolidation) on or about March 7, 2008 we consummated the Sricon Acquisition by purchasing 63% for about $29 million (based on an exchange rate of 40 INR for $1 USD).  We subsequently borrowed around $17.9 million (based on 40 INR for 1 USD) from Sricon.  Through 2008 and 2009 we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the company as a materials and construction company; with construction activity in our TBL subsidiary and materials activity in our other subsidiaries.  Rather than continue to owe Sricon $17.9 million, and more importantly, continue to fund two construction companies, we decreased our ownership in Sricon by an amount proportionate to the loan.  The impact of this is that we no longer owe Sricon $17.9 million and our corresponding ownership is a non-controlling interest.  The deconsolidation of Sricon from the balance sheet of IGC, results in shrinking the IGC balance sheet and a one-time charge on the P&L.

Merger and Accounting Treatment

Most of the shares of Sricon and TBL acquired by IGC were purchased directly from the companies.  IGC purchased a portion of the shares from the existing owners of the companies.  The founders and management of Sricon own 77.7% of Sricon and the founders and management of TBL own 23% of TBL.
Our interest in Sricon and the ownership interest of the founders and management, of TBL, is reflected in our financial statements as “Non-Controlling Interest”.

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

On September 15, 2009, we entered into a securities purchase agreement (“Registered Direct”) with institutional investors for the sale and issuance of an aggregate of 1,599,000 shares of our common stock and warrants to purchase up to 319,800 shares of our common stock, for a total purchase price of $1,998,750.  The common stock and warrants were sold on a per unit basis at a purchase price of $1.25 per unit.  The shares of common stock and warrants were issued separately. Each investor received one warrant representing the right to purchase, at an exercise price of $1.60 per share, a number of shares of common stock equal to 20% of the number of shares of common stock purchased by the investor in the offering. The sales were made pursuant to a shelf registration statement.   The warrants issued to the investors in the offering will be exercisable any time on or after the date of issuance for a period of three years from that date. The Black Scholes value of the warrants associated with the Registered Direct is $71,411.

On October 5, 2009, the Company issued 530,000 new shares of common stock as partial consideration for the exchange of an outstanding promissory note for a new interest free note of $2,120,000 with an extended due date of October 10, 2010.

On October 13, 2009, the Company entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC.  Under the ATM Agency Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time.  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices, or as otherwise agreed with Enclave.  We estimate that the net proceeds from the sale of the shares of common stock we are offering will be approximately $3.73 million.  We intend to use the net proceeds from the sale of securities offered for working capital, repayment of indebtedness and other general corporate purposes.

On October 16, 2009, the Company issued 530,000 new shares of common stock in a private placement in connection with the sale of an interest free, one year, promissory note in the amount of $2,000,000 to an investor.

In November 2009 we sold 3,300 shares of our common stock under the ATM Agency Agreement.

Following the issuance of the shares in the preceding transactions, we have 12,898,291 shares of common stock outstanding, warrants to purchase 11,855,122 shares of common stock outstanding and new warrants to purchase 267,800 shares of common stock outstanding.

Unaudited Interim Financial Statements

The unaudited consolidated balance sheet as of December 31, 2009, consolidated statements of operations and cash flows for the three and nine months ended December 31, 2009 and 2008 and consolidated statements of stockholders’ equity (deficit) for the nine months ended December 31, 2009 include the accounts of the Company and its subsidiaries. The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

Prior Pro Forma Results of Operations

We previously disclosed Pro Forma results of Operations in our Quarterly Reports’ Management’s Discussion and Analysis sections. These Pro Forma statements were reported as if the acquisition of Sricon and TBL occurred on April 1, 2007 and April 1, 2008 respectively.  We felt that this was a more meaningful presentation of our results of operations since we acquired both Sricon and TBL on March 7, 2008.  Since the results from operations,  for Sricon and TBL, are included for the three and nine month periods ending December 31, 2009 and December 31, 2008, we no longer believe that Pro Forma results of operations as reported in filings prior to the June 30, 2009 quarterly filings present a meaningful discussion of our results of operations.  Therefore, the quarterly filing for the three and nine month periods ended December 31, 2009 contains no pro forma results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying unaudited interim financial statements have been prepared on a consolidated basis and reflect the unaudited interim financial statements of IGC and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in the consolidated financial statements.

The non-controlling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the non-controlling interest in Techni Bharathi (TBL) and Sricon and the profits or losses associated with the non-controlling interest in those operations.

The adoption of Accounting Standards Codification (ASC) 810-10-65 “Consolidation — Transition and Open Effective Date Information” (previously referred to as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”), has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as non-controlling interest) to a separate component of Shareholders’ Equity on the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity and comprehensive income (loss). Additionally, net income attributable to non-controlling interest is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations.

Prior period amounts related to non-controlling interest (previously referred to as minority interest) have been reclassified to conform to the current period financial statement presentation.

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

Revenue Recognition

The majority of the revenue recognized for the three and nine month periods ended December 31, 2009 was derived from the Company’s subsidiaries and as follows:

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured.

In Government contracting we recognize revenue when a Government consultant verifies and certifies an invoice for payment.

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

b)
Fixed price contracts: Contract revenue is recognized using the percentage completion method. Percentage of completion is determined as a proportion of cost incurred-to-date to the total estimated contract cost. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable.

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

Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The IGC parent expects to realize sufficient earnings and profits to utilize deferred tax assets as it begins invoicing its subsidiaries for services and establishes iron sales contracts with customers in China and other countries.

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

Restricted cash:

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.

Accounts receivable:

Accounts receivables are recorded at the invoiced amount, taking into consideration any adjustments made by Government consultants that verify and certify construction and material invoices.  Account balances are written off when the company believes that the receivables will not be recovered. The company did not recognize any bad debt during the 9 month period ended December 31, 2009 and December 31, 2008, respectively.

Inventories:

Inventories primarily comprise of finished goods, raw materials, work in progress, stock at customer site, stock in transit, components and accessories, stores and spares, scrap and residue.  Inventories are stated at the lower of cost or estimated net realizable value.

The Cost of various categories of inventories is determined on the following basis:

Raw Material are valued at weighed average of landed cost (purchase price, freight inward and transit insurance charges), work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and production overheads. Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first out basis.  Real Estate is valued at the lower of purchase price or net realizable value.

Accounts Receivable – Long Term:

This is typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time.

Investments in Subsidiaries and Other Investments:

The Company's equity in the earnings/(losses) of affiliates is included in the statement of income and the Company's share of net assets of affiliates is included in the balance sheet.

Other Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs.  Investments generally comprises of fixed deposits with banks.

Property, Plant and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Depreciation of computers, construction, scrap processing and other equipments, buildings and other assets are provided based on the straight-line method over useful life of the assets.

The value of plant and equipment that are capitalized include the acquisition price and other direct attributable expenses.

The estimated useful life of various assets and associated historical costs are as follows:

Category	Useful Life (years)	As of December 31, 2009	As of March 31, 2009
Land	N/A	$12,370	$34,234
Building (Flat)	25	81,898	230,428
Plant and Machinery	20	3,702,253	9,374,001
Computer Equipment	3	233,317	261,099
Office Equipment	5	179,329	160,728
Furniture and Fixtures	5	97,376	127,680
Vehicles	5	786,531	740,886
Leasehold Improvements	Over the period of lease or useful life (if less)	0	139,185
Assets under construction	N/A	0	13,063
Total		5,093,074	11,081,304
Less: Accumulated Depreciation		(3,951,365)	(4,479,910)
Net Assets		$1,141,709	$6,601,394

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

Policy for Goodwill / Impairment

Goodwill represents the excess cost of an acquisition over the fair value of the Group's share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost and adjusted for impairments losses, if any.

The company adopted provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others”, (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets", which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Group defines as each circle.

ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

The goodwill impairment test under ASC 350 is performed in two phases. The first step of the impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired, and step two of the impairment test must be performed. The second step of the impairment test quantifies the amount of the impairment loss by comparing the carrying amount of goodwill to the implied fair value. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value.

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

Asset retirement obligations:

Asset retirement obligations associated with the Company’s leasehold land are subject to the provisions of  ASC 410, “Asset Retirement and Environmental Obligations”, (previously referred to as SFAS No. 143 “Accounting for Asset Retirement Obligations” and related interpretation, FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”).The lease agreements entered into by the Company may contain clauses requiring restoration of the leased site at the end of the lease term and therefore create asset retirement obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value of each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Foreign currency transactions:

Our functional currency is Indian Rupees (INR, or Rs).  Our financial statements reporting currency is the United States Dollar. We refer to foreign currency as currencies that are not US Dollars.  Monetary assets and liabilities denominated in foreign currencies are converted from the foreign currency at the rate of exchange in effect at the close of the balance sheet.  A transaction in a foreign currency is recorded at the exchange rate on the date of the transaction.  Adjustments resulting from the translation of financial statements in the functional currency to financial statements in to the reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

Operating leases:

Lease payments made for operating leases are recognized as expenses using a straight-line over the term of the lease.

Capital leases:

Assets acquired under capital leases are capitalized as assets by the Company at the lower of the fair value of the leased property or the present value of the related lease payments or where applicable, the estimated fair value of such assets. Amortization of leased assets is computed on straight line basis over the useful life of the assets. The amortization charge for capital leases is included in depreciation expense.

Recently adopted accounting pronouncements

In December 2007, the FASB issued ASC 810-10-65 “Consolidation — Transition and Open Effective Date Information” (previously referred to as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). ASC 810-10 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Effective April 1, 2009, the Company adopted ASC 810-10-65. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, and note 2 for information and related disclosures regarding non-controlling interest.

In December 2007, the FASB issued ASC 805 “Business Combinations” (previously referred to as SFAS No. 141 (revised 2007), “Business Combinations”, which was a revision of SFAS No. 141, “Business Combinations”). This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in an acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective April 1, 2009, the Company adopted ASC 805 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In February 2008, the FASB approved ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as FASB Staff Position FAS No.157-2, “Effective Date of FASB statement No. 157” (FSP FAS 157-2), which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis). Effective April 1, 2009, the Company has adopted ASC 820-10 for non-financial assets and liabilities. The adoption of ASC 820-10 for non-financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In November 2008, the FASB’s Emerging Issues Task Force reached a consensus on ASC 323-10 “Investments-Equity Method and Joint Ventures” (previously referred to as EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”). ASC 323-10 continues to account for the initial carrying value of equity method investments on a cost accumulation model, which generally excludes contingent consideration. ASC 323-10 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, ASC 323-10 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. ASC 323-10 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of ASC 810-10 (previously referred to as SFAS No. 160). ASC 323-10 affirms existing guidance which requires cessation of the equity method of accounting and application of ASC 320-10 (previously referred to as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”), or the cost method under ASC 323-10-35, as appropriate. Effective April 1, 2009, the Company adopted ASC 323-10 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Non-controlling Interest” (previously referred to as FASB Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141R-1). ASC 805-20 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in ASC 805 and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective April 1, 2009, the Company adopted ASC 805-20 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued the following three ASCs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

ASC 820-10-65 “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 157-4 “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) provides additional guidance for estimating fair value in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as  SFAS No. 157) when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 820-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

ASC 825-10-65 “Financial Instruments - Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 825-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

ASC 320-10-65 “Investments-Debt and Equity Securities - Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 320-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In May 2009, the FASB issued ASC 855-10 “Subsequent events” (previously referred to as SFAS No. 165, “Subsequent Events” (“SFAS 165”)), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. Effective April 1, 2009, the Company adopted ASC 855-10 which only requires additional disclosures and the adoption did not have any impact on its consolidated financial position, results of operations or cash flows. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 6, 2010. Based on this evaluation, the Company is not aware of any events or transactions that would require recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 “Generally Accepted Accounting Principles” (previously referred to as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10. Effective October 1, 2009, the Company adopted ASC 105-10 and the adoption did not have any material impact on its consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

In October 2009, the FASB issued ASU 2009-13 (EITF No. 08-1) which amends ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements”. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. The provisions of ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s consolidated financial Statements.

In August 2009, the FASB issued ASU 2009-05 which amends Subtopic 820-10 “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach. The provisions of ASU No. 2009-05 are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of ASU No. 2009-05 will be effective for interim and annual periods beginning after August 27, 2009. The Company is currently evaluating the effect of the provisions of the ASU 2009-05 on the Company’s consolidated financial statements.

NOTE 3 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

Description	As of December 31, 2009	As of March 31, 2009
Advance to suppliers & services	$828,777	$1,831,998
Security & other Deposits	225,100	596,793
Discount on issues of Debt	534,657	0
Prepaid / Preliminary Expenses	525,232	372,357
Total	$2,113,766	$2,801,148

Other Assets consist of the following:

Description	As of December 31, 2009	As of March 31, 2009
Sr. Debtors Pending more than 1 year	$488,655	$771,076
Advance pending more than 1 year	285,329	2,047,611
Total	$773,984	$2,818,687

NOTE 4 – CURRENT AND LONG TERM LIABILITIES

Short term debt for the consolidated companies consists of the following:

	As of December 31, 2009	As of March 31,2009
Secured	$869	$2,502
Unsecured	56	249
Total	925	2,751
Add:
Current portion of long term debt	0	671
Total	$925	$3,422

Amounts in thousand US Dollars

The above debt is secured by hypothecation of materials, stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three India based directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives.

Long term debt for the consolidated companies consists of the following:

	As of December 31, 2009		As of March 31, 2009
Secured	$		$-
Term loans		69
Loan for assets purchased under capital lease		0	2,168
Total		69	2,168
Less: Current portion (Payable within 1 year)		0	671
Total		$69	$1,497
Amounts in thousand US Dollars

The secured loans were collateralized by:

•	The unencumbered Net Asset Block of the Company,
•	property owned by the India based promoter directors,
•	cash term deposits,
•	Hypothecation of receivables, assignment of toll rights, pledge of machineries, vehicles and land,
•	First charge on the Debt-Service Reserve Account

Other current liabilities consist of the following:

Description	As of December 31,2009	As of March 31, 2009
ITDS payable	$5,483	$0
Payables more than 1 year	0	860,819
Employees’ dues	74,666	0
Accrued vacation	33,985	1,130,552
Total	$114,134	$1,991,371

Other liabilities consist of the following:

Description	As of December 31,2009	As on March 31, 2009
Sr. Creditors pending more than 1 year	$1,299,690	$1,188,480
Provision for Expenses	32,669	1,252,196
Total	$1,332,359	$2,440,676

NOTE 5 – OTHER DEBT AND NOTES PAYABLE

As previously disclosed in Form 8-K dated October 5, 2009, the Company on October 5, 2009, consummated the exchange of an outstanding promissory note in the total principal amount of $2,000,000 (the “Original Note”) initially issued to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) for a new promissory note (the “New Note”) on substantially the same terms as the original note except that the principal amount of the New Note is $2,120,000 reflected the accrued but unpaid interest on the Original Note. There is no interest payable on the New Note and the New Note is due and payable on October 4, 2010 (the “Maturity Date”). As is the case with the Original Note, IGC can pre-pay the New Note at any time without penalty or premium, and the New Note is unsecured. The New Note is not convertible into IGC Common Stock (the “Common Stock”) or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 4, 2009, by and among IGC and Oliveira, as additional consideration for the exchange of the Original Note, IGC agreed to issue 530,000 shares of Common Stock to Oliveira.

The exchange or modification of the old loan was a substantial modification determined in accordance with ASC 470-50, “Modifications and Extinguishments”, (previously referred to as EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments). Thus the Company recorded $586,785 as loss on exchange or extinguishment of the old debt in the income statement during the period ended December 31, 2009.

As previously disclosed in Form 8-K dated October 16, 2009, the Company on October 16, 2009 consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Note”) to Bricolueur Partners, L.P. (“Bricoleur”) for $2,000,000. There is no interest payable on the Note and the Note is due and payable on October 16, 2010 (the “Maturity Date”). The Company can pre-pay the Note at any time without penalty or premium and the Note is unsecured. The Note is not convertible into the Company’s Common Stock or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among IGC and Bricoleur, as additional consideration for the investment in the Note, IGC issued 530,000 shares of Common Stock to Bricoleur.

The Company in accordance with ASC 835-30, “Imputation of Interest”, (previously referred to as APB 21, Interest on Receivables and Payables), and drawing inference from ASC 815-40, “Contracts in Entity’s Own Equity”, (previously referred to as EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), allocated the proceeds based on the relative fair value of the various components of the transaction and allocated such proceeds on a pro-rata basis, based on those separately determined fair values.  Accordingly, the Company recorded $712,872 as discount on issue of debt, which will be amortized over the period of the loan. The Company amortized such discount amounting to $178,218 during the the three month period ended December 31, 2009.

The Company’s total interest expense was $1,019,687 for the nine months ended December 31, 2009.  No interest was capitalized by the Company for the nine months ended December 31, 2009.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 7 – GOODWILL

The change in goodwill balance is as follows::

	December 31 2009	March 31 2009
	(Unaudited)	(Audited)
Balance at the beginning of the period	$17,483,501	$17,483,501
Elimination on deconsolidation of Sricon	(10,552,194)	-
Balance at the end of the period	$6,931,307	$17,483,501

NOTE 8 - RELATED PARTY TRANSACTIONS

For the three month period ended December 31, 2009, $8,000 was paid to SJS Associates for Mr. Selvaraj’s consulting services.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  A total $8,000 was paid to IGN, LLC for the period.  The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

NOTE 9 -COMMITMENTS AND CONTINGENCY

 No significant commitments and contingencies were made during the 3 month and 9 month periods ended December 31, 2009.

NOTE 10 - INVESTMENT ACTIVITIES

No significant investment activities occurred during the 3 month and 9 month periods ended December 31, 2009.

NOTE 11 - COMMON STOCK

See Securities Section.

NOTE 12 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation”, (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. No stock based compensation was awarded during the 3 month period ended December 31, 2009.    On May 13, 2009, the Company granted 78,820 shares of common stock and 1,413,000 stock options, to its directors and employees.   The options vested immediately.  The exercise price of the options was $1.00 per share, and the options will expire on May 13, 2014.  The fair value of the stock was $39,410 on the date of grant and the fair value of the stock options was $90,997.  Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the 9 month period ended December 31, 2009 is $130,407. Under the 2008 Omnibus Plan, 457,408 options remain issuable under the plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded during the three and nine months ended December 31, 2009:

Three Months Ended December 31,
	2009	2008

Expected life of options (years)	None	None
Vested Options	None	None
Risk free interest rate	None	None
Expected volatility of stock	None	None
Expected dividend yield	None	None

	Nine Months Ended December 31,

	2009	2008

Expected life of options (years)	5	None
Vested Options	100%	None
Risk free interest rate	1.98%	None
Expected volatility of stock	35.35%	None
Expected dividend yield	None	None

The volatility estimate was derived using historical data for the IGC stock and for public companies in the infrastructure industry.

NOTE 13 -  DECONSOLIDATION

As previously disclosed in our Form 8-K dated September 21, 2007 and Form 10-QSB for the quarterly period ended June 30, 2007, on September 21, 2007, the Company entered into a Share Subscription cum Purchase Agreement  (the “Sricon Subscription Agreement”) dated as of September 15, 2007 with Sricon Infrastructure Private Limited  (“Sricon”) and certain individuals (collectively, the “Sricon Promoters”), pursuant to which the Company or its subsidiary in Mauritius (IGC-M)  acquired (the “Sricon Acquisition”) 4,041,676 newly-issued equity shares  (the “New Sricon Shares”) directly from Sricon for approximately $26 million and 351,840 equity shares from Mr. R. L. Srivastava for approximately $3 million (both based on an exchange rate of INR 40 per USD) so that at the conclusion of the transactions contemplated by the Sricon Subscription Agreement, the Company owned approximately 63% of the outstanding equity shares of Sricon.  We paid full price for the stock of Sricon, and we subsequently borrowed $17.9 million (computed at an exchange rate of approximately 40 INR to $1 USD) from Sricon.    As previously disclosed, failure to repay the note or negotiate a settlement could result in IGC having to decrease its ownership in Sricon by tendering all or a portion of the Sricon shares it owns to Sricon to repay the note.  The Sricon Acquisition was consummated on March 7, 2008.

Pursuant to board resolutions dated February 8, 2010, effective as of October 1, 2009 we decreased our ownership in Sricon Infrastructure from 63% to 22.3%. Rather than continue to owe Sricon $17.9 million, and more importantly, continue to fund two construction companies, we decreased our ownership in Sricon by an amount proportionate to the loan.  The impact is that we no longer owe Sricon $17.9 million and our corresponding ownership is decreased.  The deconsolidation of Sricon from the balance sheet of IGC results in shrinking the IGC balance sheet and a one-time charge on the P&L taken in the quarter ended December 31, 2009. The equity dilution of 40.715% resulted in a consideration of $17,900,000 adjusted primarily for the inter-company loan provided by Sricon to the parent.  Following the guidance under ASC 810-10, the parent derecognized the assets, liabilities and equity components (including the amounts previously recognized in other comprehensive income) related to Sricon.  IGC recorded a loss of $1,107,124 million and further reclassified an accumulated AOCI loss of $2,098,492 million in the income statement as a result of the dilution.  Deferred acquisition costs related to Sricon amounted to $1,854,750, which were subsequently recorded in the income statement for the period ended December 31, 2009.

The Company has accounted for its remaining 22.3% interest in Sricon by the equity method. The carrying value of the investment in Sricon as of December 31, 2009, was $8,182,387. The Company’s equity in the income of Sricon for the three months ended December 31, 2009 was $16,446.

NOTE 14 - INCOME TAXES

The provision for income taxes decreased $1.9 million in the nine month period ended December 31, 2009 compared to the same period in 2008.  The decrease in income taxes was primarily due to the decrease in income before income taxes of $6.4 million for the same nine month period. Our effective tax rate was 1.3% in the nine month period ending December 31, 2009 and 77% for the same period in 2008. The majority of the tax expense was incurred by our overseas subsidiaries with Sricon having the bulk of the tax expense allocation. The decrease in our effective tax rate was due to the sharp decrease in income before income taxes.

NOTE 15 - RECONCILIATION OF EPS

For December 31, 2009, the basic shares include founders shares, shares sold in the private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt and the registered direct, shares issued in connection with debt and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.   The UPO issued to the underwriters (1,500,000 shares) is not considered as the strike price for the UPO is “out of the money” at $6.50 per share.  The historical weighted average per share, for our shares, through December 31, 2009, was applied using the treasury method of calculating the fully diluted shares.  The calculations for fully diluted shares include 660,893 shares and exclude 12,954,849 shares from the fully diluted EPS computations.

NOTE 16 - SUBSEQUENT EVENTS

As stated in our 8-K dated January 6, 2010 we commissioned a quarry for commercial production in Maharashtra, India and announced plans for use of a second quarry.

Item 2.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on From 10-K on July 14, 2009.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K filed on July 14, 2009.

Overview

In response to India’s rapidly expanding economy, our primary focus is to supply construction materials and execute infrastructure projects through our subsidiaries. We supply construction materials like iron ore, rock aggregate, we construct interstate highways, rural roads, and we execute civil works in high temperature cement and steel plants.  We own and operate rock aggregate quarries with stone deposits and we have applied for licenses to mine iron ore in India.  We have customers in India, China and we are exploring other regional opportunities.

Company Overview

We are a materials and construction company offering a suit of services including : 1) civil construction of roads and highways, 2) the construction and maintenance of high temperature cement and steel plants, 3) operations and supply of rock aggregate and 4) the export of iron ore to China.   Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 400 employees and contractors.    We are focused on winning construction contracts, building out rock aggregate quarries and setting up relations and export hubs for the export of iron ore to China.

The Indian government has articulated plans to modernize the Indian Infrastructure.  It expects to spend around $22 billion in the next 12 months on roads and highways. We believe that these initiatives will continue to be favorable to our business.  Our model is three fold: 1) we bid on construction and engineering contracts which provide us with a backlog which translates into greater revenues and earnings, 2) we are in the process of building rock quarries and selling rock aggregate to the infrastructure industry and 3) we export iron ore to China.  There is seasonality in our business as outdoor construction activity slows down during the Indian monsoons.  The rains typically last intermittently from June through September.  Our expansion plans include 1) building out 10 rock aggregate quarries to create a pure play one-stop shop for rock aggregate (a business not prevalent in India), 2) obtaining licenses for the mining of iron ore in India (to fill customer orders from China), and 3) win and execute construction contracts.

Industry Overview

The Indian GDP surpassed $1 Trillion in fiscal 2007.  According to the World Bank, only nine economies at the close of 2005 generated more than $1 Trillion in GDP.  According to the CIA World Fact Book, India’s growth rates have been ranging from 6.2% to 9.6% since 2003; The GDP growth rate for fiscal year ending March 31, 2008 was 9.0%.  The Indian stock markets experienced significant growth with the SENSEX peaking at 21,000 (January 8, 2008).   The current global financial crisis created a liquidity crunch starting in October 2008, which are showing signs of abating.

 India’s GDP growth for fiscal year ended March 31, 2009 was 6.7% compared to 9.0% a year earlier.  The slowing of the GDP was caused by the global financial crisis. However, it does indicate that India has withstood the global downturn better than many nations. “GDP growth of 6.1% in the first quarter of FY2009 signaled a modest improvement from 5.8% expansion in the previous 2 quarters. The upturn reflected a recovery in industrial growth to 5.0% from less than 2% in the previous 6 months. Growth in the large services sector slowed to 7.8%, mainly because of slower expansion in social and personal services; the other business-oriented subsectors retained their momentum.”(Asian Development Bank) The factors contributing to maintaining the relatively high growth included growth in the agriculture and service industries, favorable demographic dynamics (India has a large youth population that exceeds 550 Million), the savings rate and spending habits of the Indian middle class. Other factors are attributed to changing investment patterns, increasing consumerism, healthy business confidence, inflows of foreign investment (India ranks #2 behind China in the A.T. Kearney “FDI Confidence Index” for 2007) and improvements in the Indian banking system.

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

Our core business competencies include the following:

Highway and heavy construction:

The Indian government has articulated a plan to build and modernize Indian infrastructure.  The government’s plan, calls for spending over $475 billion over the next five years for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships. .

Mining and Quarrying

As Indian infrastructure modernizes, the demand for raw materials like stone aggregate, coal, ore and similar resources is projected to increase. In 2006, according to the Freedonia Group, India was the fourth largest stone aggregate market in the world with demand of up to 1.1 billion metric tons.  We are in the process of teaming with landowners to build out rock quarries.   We have also applied for licenses to own and operate iron ore mines.  Our mining and trading activity centers on selling rock aggregate to the Indian infrastructure industry and supplying iron ore to China.   India is the fourth largest producer of iron ore and China is the largest importer of iron ore in the world.

Construction and maintenance of high temperature plants

We have an expertise in the civil engineering, construction and maintenance of high temperature plants.  This requires specialized skills to build and maintain high temperature chimneys and kilns.

Customers

Our customers include the National Highway Authority of India, several state high way authorities, the Indian railways and several steel mills in China..

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

Our Growth Strategy and Business Model

Our business model for the construction business is simple.  We bid on construction, over burden removal at mining sites and or maintenance contracts.   Successful bids increase our backlog of orders, which favorably impacts our revenues and margins.   The contracting process typically takes approximately six months. Over the years, we have been successful in winning one out of every seven bids on average.  We currently have one bid team.    In the next year we will focus on the following: 1) build out between two and five rock quarries, with the goal of building out a total of ten quarries, begin production and obtain long term contracts for the sale of rock aggregate, 2) create a brand in the ore market, obtain licenses for the mining of ore, leverage our shipping hubs obtain long term contracts and expand our base of customers for the delivery and sale of iron ore, 3) execute and expand recurring contracts for infrastructure build out, 4) aggressively pursue the collection of accounts receivables and delay claims.

Competition

We operate in an industry that is fairly competitive.  However, there is a large gap in the supply of well qualified and financed contractors and the demand for contractors.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts less than $5 million. The recent capital markets crisis has made it more difficult for smaller companies to maturate into mid-sized companies, as their access to capital has been restrained. Therefore, we would like to be positioned in the $5 million to $50 million contract range, above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche.  Rock aggregate is supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances.  We fill this gap by providing high quality material in large quantities.  We compete on price, quantity and quality.  Iron ore is produced in India where our core assets are located, and exported to China.  While this is a fairly established business, we compete by aggregating ore from smaller suppliers who do not have access to customers outside India. Further, at our second shipping hub we expect to install a crusher that can grind ore pebbles into dust, again providing a value added service to the smaller mine owners.  Our strategy is to create a brand, obtain customers, set up the logistics and finally obtain licenses and supply ore from mines.

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

Employees and Consultants

As of December 31, 2009, we employed a work force of approximately 200 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We are hoping that our efforts will make our companies more attractive.  While we have not done so yet, we are exploring adopting best practices for creating and providing vastly improved labor camps for our labor force.  We are hoping that our efforts will make our companies “employers of choice” and best of breed.  Our Executive Chairman, and Chief Executive Officer is Ram Mukunda and our Non Executive Chairman is Ranga Krishna.  Our  Country Head in India is Mr. K. Parthasarathy.  Our Managing Director for Construction is Ravindra Lal Srivastava, our Managing Director for Materials, Mining and Trading is P. M. Shivaraman.   Our Treasurer and Principal Accounting officer is John Selvaraj.  Our General Manager of Accounting based in India is Santhosh Kumar.  We also utilize the services of several consultants who provide USGAAP systems expertise among others.

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

Information and timely reporting

Our operations are located in India where the accepted accounting standards is Indian GAAP, which in many cases, is not congruent  to USGAAP.  Indian accounting standards are evolving towards adopting IFRS (International Financial Reporting Standards).    We annually conduct PCAOB (USGAAP) audits for the company.  We acknowledge that this process is at times cumbersome and places significant restraints on our existing staff.  We believe we are still 4 to 6 months away from having processes and adequately trained personal in place to meet the reporting timetables set out by the U.S. reporting requirements.  Until then we expect to file for extensions to meet the reporting timetables.  We will make available on our website, www.indiaglobalcap.com, our annual reports, quarterly reports, proxy statements as well as up to- date investor presentations.  Our SEC filings are also available at www.sec.gov.

Foreign Currency Translation

The financial statements are reported in U.S. dollars. The Indian rupee is the functional currency for our Indian operations. The export of iron ore is conducted in U.S. dollars.  The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

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

The exchange rate between the Indian Rupee and the U.S. dollars are as follows:

Period	Average rate used for translating operations. INR to one U.S.D.	Rate used for translating Balance Sheet. INR to one U.S.D.
Nine months ended December 31, 2008	44.59	48.58
Year ended March 31, 2009	49.75	50.87
Nine months ended December 31, 2009	48.64	46.40

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

Revenue Recognition

The majority of the revenue recognized for three and nine month periods ended December 31, 2009 was derived from the Company’s subsidiaries and as accordingly:

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured.

In Government contracting we recognize revenue when a Government consultant verifies and certifies an invoice for payment.

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

Employee Stock Options or Share Based Payments

We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the provisions of SFAS No. 123R, Share-Based Payment, and SEC Staff Accounting Bulletin 107, Share-Based Payments. Effective April 1, 2009, we use the fair value method to apply the provisions of FAS 123R with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Share-based compensation expense recognized under FAS 123R for the 9 month period ended December 31, 2009 was $130,407. At December 31, 2009, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was zero.  Stock options vest immediately.

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

For purposes of estimating the fair value of stock options granted during the nine months ended December 31, 2009 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and SAB 107. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is estimated using both historical term measures and projected termination estimates.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in the fourth quarter  of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit. During the fourth quarter of year ending March 31, 2009, we completed the required annual test, which indicated there was no impairment.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carry forwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued  liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.. We expect to realize our differed tax assets as we expect to generate revenue and profit at the parent level through service fees charged to the subsidiaries and ore contracts obtained at the parent level.  We have therefore not provided an allowance against the deferred tax asset.

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenue - Total revenue was $5.9 million for the three months ended December 31, 2009, as compared $3.8 million for the three months ended December 31, 2008.  The revenue reported in December 2009 does not include Sricon revenue, due to the deconsolidation of Sricon.  The revenue reported in December 2008 however, includes revenue from Sricon.  Despite deconsolidation, the Company grew its top line, year over year, by 55%.  The revenue reported in the quarter ended September 30, 2009 was $5.36 million.  This revenue also included Sricon. The quarter over quarter growth is 10% despite the deconsolidation of Sricon.  This revenue growth is from the materials business as well as the construction business.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials.  Cost of revenue for the quarter ended December 31, 2009 was $5.3 million compared to $2.9 million for the quarter ended December 31, 2008.  As a percentage of revenue, the cost of revenue increased, primarily because the Company has contracts for rock aggregate and iron ore that it is filling before its quarries become operational.  This practice will continue till our quarries and ore mines are functional.  At that point, we will fill orders for infrastructure materials from a much-improved cost basis.  We expect two rock quarries to come on line in the quarter ending March 31, 2010 and the ore mines to come on line towards the end of this calendar year.   In the mean time our strategy is to gain market share, establish our brand, and expand the customer base.

Selling, General and Administrative - Selling, general and administrative expenses were $3.0 million for the quarter ended December 31, 2009 compared to $2.1 million for the quarter ended December 31, 2008.   The December 2009 SG&A has a total of $2.44 million of one time charges, about $1.85 million relating to the deconsolidation of Sricon, and $587 thousand relating to the extinguishment of the debt.   Adjusting for the one-time charges the SG&A for the quarter ended December 31, 2009 would be around $ 600 thousand, or around 10% of revenue, compared to $2.1 million, or around 55% of revenue, incurred in the quarter ended December 31, 2008.  The SG&A for the quarter ended December 31, 2009 also had increased legal fees from the capital raise as well as the deconsolidation.

Operating Income (loss) - In the quarter ended December 31, 2009, operating loss was $ $2.6 million compared to an operating loss of $1.4 million for the quarter ended December 31, 2008.  The operating loss in the quarter ended December 2009, stem partly from a large one-time charge of $2.44 M in SG&A  reflecting the de consolidation of Sricon and the extinguishment of debt.  With an adjustment for one-time charges the operating loss for the quarter is around $127 thousand.  We expect operating income to increase as our revenue ramps up and our quarries become operational.

Early extinguishment of debt, interest expense, and amortization of debt discount – the early extinguishment of debt resulted in a one-time charge of about $586,785 thousand, that is included in the SG&A.  The interest expense and amortization of debt discount for the quarter ended December 31, 2009 was $430,837 compared to $442,265 for the quarter ended December 31, 2008.  The interest expense and amortization of debt discount are for $5.11 million of short and long term debt.  The annual effective rate of interest is 34%, albeit much of it non-cash.  If the Company raises equity and pays of some of the loans, it can potentially save around $400,000 per quarter, or $1.6 million a year, which would increase our bottom line substantially.

AOCI & Loss on dilution of Sricon – AOCI stands for Accumulated Other Comprehensive Income.  As a result of the deconsolidation of Sricon, we have taken a one-time charge for about $ 2.1 million, which represents a portion of the Other Comprehensive Income of Sricon that accumulated from the time that IGC acquired 63% of Sricon. We recorded a one-time loss of $1.1 million, as a result of decreasing our ownership from 63% to 22.3% in Sricon and extinguishing the loan of $17.9 million due to Sricon.

Inter Company Loans- IGC borrowed $17.9 million from Sricon.  As a result of the decrease in ownership, this loan is eliminated.

Consolidated Net Income (loss) – Consolidated Net loss for the quarter ended December 31, 2009 was ($6.2) million compared to a consolidated net loss of  ($2.3) million for the quarter ended December 31, 2008.  The net loss in the 2009 December quarter includes one-time and non-cash charges of $6.0 million.

Cash, cash equivalents, restricted cash and working capital – As on December 31, 2009 the company had $3.9 million of cash, cash equivalents and restricted cash.  Restricted cash is cash in a fixed deposit used to secure a bank guarantee.  For the quarter ended December 31, 2009 the Company had about $4.9 million in working capital.

Stock holders equity and Total Assets: Compared to March 31, 2009 our stock holders equity decreased from $23.6 million to $21.9 million and our total assets decreased from $51.8 million to $35.9 million, mostly based on the de consolidation of Sricon.  The decrease in the balance sheet ($15.9) million is primarily due to elimination of debt ($17.9) million that was owed to Sricon, along with accounting adjustments.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008

Revenue - Total revenue was $13.99 million for the nine months ended December 31, 2009, as compared to $32.3 million for the nine months ended December 31, 2008.  The lower revenue for the nine months ended December 31, 2009 is from decreasing our contracts and backlog of work as a result of the financial turmoil.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. Cost of Revenue decreased by $12.1 million, compared to the nine-month period ended December 31, 2008.  The decrease was caused by declining revenue and associated costs.

Selling, General and Administrative - Consists primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. Selling, general and administrative expenses were $4.4 million for the nine-month period ended December 31, 2009 compared to $4.2 million for the nine-month period ended December 31, 2008, or 13.1% of revenue.  The nine-month period ended December 31, 2009 included $2.44 million of one time charges related to the deconsolidation of Sricon.  Net of deconsolidation charges the SG&A was about $ 2.0 million or about 14.3% of the revenue for the nine month period ended December 31, 2009.

Operating Income (loss) - In the nine-month period ended December 31, 2009, operating loss was ($2.8) million, compared to operating income of $3.4 million for the nine-month period ending December 31, 2008.

Net Interest Income (Expense) – Net interest expense decreased by $47 thousand compared to the nine-month period ending December 31, 2008.

Consolidated Net Income (loss) – Net loss for the nine months ended December 31, 2009 was ($7.2) million compared to consolidated net income of $562 thousand for the nine months ended December 31, 2008.  As explained in the quarterly comparisons, one-time charges were taken in the quarter ended December 31, 2009 for the deconsolidation of Sricon as well as for the extinguishment of debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K promulgated under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for nine months period ended December 31, 2009 and 2008.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the first nine months of 2009, cash used for operating activities was ($2.8) million compared to cash used for operating activities of ($6.3) million during the first nine months of 2008. The uses of cash in the first nine months of 2009 relate primarily to the payment of general operating expenses of our subsidiary companies.  The large change is due to less business volume.

During the first nine months of 2009, investing activities from continuing operations used ($985) thousand of cash as compared to $2.6 million provided during the comparable period in 2008.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. In the first nine months of 2009 there was financing cash provided of approximately $3.7 million, compared to cash used of approximately ($2.3) million for the first nine months of 2008.  The increase of cash from financing was due to the issuance of 1,599,000 shares of stock.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India. We believe that our current cash balances and anticipated operating cash flow will be sufficient to fund our normal operating requirements for at least the next 12 months. However, we may seek to secure additional capital to fund further growth of our business, or the repayment of debt, in the near term.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2009.  Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report other than with respect to our procedures for including the required auditor consents.

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

No change in the Company's internal control over financial reporting occurred during the quarter ended  December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Refer to the 8K filed on October 8, 2009 and 8K filed on October 16, 2009.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 10, 2009	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 10, 2009	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer