Form 10-K
period 2010-03-31
India Globalization Capital, Inc.
filed 2010-07-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _______________________

FORM 10-K

_______________________

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☑ Yes              ☐ No

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐     Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes            ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,267,864

As of June 15, 2010 there were 13,344,207 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the joint 2009 and 2010 Annual Meetings of Stockholders, which is expected to be filed no later than July 29, 2010, into Part III of this Form 10-K to the extent stated herein.

PART I
Item 1.  Business

Background of India Globalization Capital, Inc.  (IGC).

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, we completed an initial public offering.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL). We acquired Sricon by purchasing a 63% interest for approximately $29 million (based on an exchange rate of 40 INR for $1 USD).  Subsequently, we borrowed, through an intermediary company, approximately $17.9 million (based on 40 INR for 1 USD) from Sricon. The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.

On February 19, 2009 IGC-M beneficially purchased 100% of IGC Mining and Trading, Limited (IGC-IMT) based in Chennai, India.  IGC-IMT was formed on December 16, 2008 as a privately held start-up company engaged in the business of mining and trading.  Its current activity is to operate shipping hubs and to export iron ore to China from India.  On July 4, 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (IGC-MPL based in Nagpur, India), which conducts IGC’s quarrying business, and 100% of IGC Logistics, Private Limited (IGC-LPL) based in Nagpur, India, which is involved in the transport and delivery of ore, cement, aggregate and other materials.   Each of IGC-IMT, IGC-MPL and IGC-LPL were formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries.  The purchase price paid for each of IGC-IMT, IGC-MPL, and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.  No officer or director of IGC had a financial interest in the subsidiaries at the time of their acquisition by IGC-M. India Globalization Capital, Inc. (the Registrant, the Company, or we) and its subsidiaries are significantly engaged in one segment, construction infrastructure.

Through 2008 and 2009, we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the Company as a materials and construction firm, with construction activity in our TBL subsidiary and materials activity in our other subsidiaries.  Rather than continue to owe Sricon $17.9 million, and more importantly, continue to fund two construction companies, we decreased our ownership in Sricon by an amount proportionate to the loan.  Effective October 1, 2009, we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.    The impact of this is that we no longer owe Sricon $17.9 million and our corresponding ownership is a non-controlling interest.  The deconsolidation of Sricon from the balance sheet of IGC resulted in a smaller IGC balance sheet and a one-time charge to our P&L.  Post deconsolidation, earnings and losses from Sricon are accounted for using the equity method of accounting.

IGC’s organizational structure is as follows:

Most of the shares of TBL and Sricon acquired by IGC were purchased directly from the companies. IGC purchased a portion of the shares from the existing owners of the companies.

The acquisitions were accounted for under the purchase method of accounting.   For accounting and financial purposes, IGC-M, Limited was treated as the acquiring entity and Sricon and TBL as the acquired entities.  The financial statements provided here and going forward are the consolidated statements of IGC, which include IGC-M, Sricon, TBL and their subsidiaries.  However, as a result of decreasing our ownership of Sricon shares in October 2009, Sricon’s results are only reflected in our consolidated financial statements through September 30, 2009.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiary IGC-M, and its direct and indirect subsidiaries (TBL, IGC-IMT, IGC-MPL and IGC-LPL) and Sricon, in which we hold a non-controlling interest.

Overview

Techni Bharathi Limited (“TBL”) was incorporated as a public (but not listed on the stock exchange) limited company on June 19, 1982 in Cochin, India.  TBL is an engineering and construction company engaged in the execution of civil construction, structural engineering projects and trading.  TBL has a focus in the Indian states of Kerala, Karnataka, Assam and Tamil Nadu. Its present and past clients include various Indian government organizations.

IGC Materials, Private Limited (“IGC-MPL”) and IGC Logistics, Private Limited (“IGC-LPL”) are based in Nagpur India and were incorporated in June 2009.  The two companies focus on infrastructure materials like rock aggregate, bricks, concrete and other building materials, as well as,  logistical support for the transportation of infrastructure materials.  IGC India Mining and Trading (“IGC-IMT”) was incorporated in December 2008 in Chennai, India.   IGC-IMT is focused on the export of iron ore to China. IGC-MPL, IGC-LPL and IGC-IMT are all wholly-owned subsidiaries of IGC-M.

Our approach is to offer services to customers involving construction, as well as, the sale and transportation of materials.

Core business competencies

We offer an integrated set of services to our customers based upon several core competencies. This integrated approach provides us with an advantage over our competitors.

Our core business areas include the following:

Highway and heavy construction.

The Indian government has developed a plan to build and modernize Indian infrastructure.  The Wall Street Journal reported on March 23, 2010 that the government plans to double infrastructure spending from $500 billion to $1 trillion.  It will pay for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.  A significant number of our customers are engaged in highway and heavy construction.

Mining and quarrying.

As Indian infrastructure modernizes, the demand for raw materials like stone aggregate, coal, ore and similar resources is projected to greatly increase. In 2009, according to the Freedonia Group, India was the third largest stone aggregate market in the world. The report projected that Indian demand for crushed stone would increase to 770 million metric tons in 2013 and 1.08 billion metric tons in 2018. We are in the process of teaming with landowners to build out rock quarries.  In addition we have licenses for the development of rock aggregate quarries.

Our mining and trading activity centers on the export of iron ore to China. India is the fourth largest producer of iron ore.   The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry will grow 9.1% every year until 2014. This growth will increase China’s already large demand for steel. China is expected to produce 600 million metric tons of steel in 2010, which, as the Wall Street Journal reported, is expected to be almost half of total global output. We believe that IGC is well positioned to provide Chinese steel mills with the iron ore needed to meet demand.

Construction and maintenance of high temperature plants.

We have an expertise in the civil engineering, construction and maintenance of high temperature plants. We have the specialized skills required to build and maintain high temperature chimneys and kilns.

Customers.

Our customers include the National Highway Authority of India, several state high way authorities, the Indian railways and several steel mills in China.  In April 2010 we received a $160,000,000 contract for supplying iron ore over five years to Jiya International, a large Chinese steel mill.  This was followed by a $35,000,000 contract to supply ore to Tangshan Danyang Enterprises, another large customer in China.  We currently have a backlog of approximately $200,000,000 for the supply of iron ore to China.

Construction contract bidding process.

In order to create transparency, the Indian government has centralized the contract awarding process for building inter-state roads.  The new process is as follows: At the “federal” level, NHAI publishes a Statement of Work for an interstate highway construction project.  The Statement of Work has a detailed description of the work to be performed, as well as, the completion time frame. The bidder prepares two proposals in response to the Statement of Work. The first proposal demonstrates technical capabilities, prior work experience, specialized machinery, manpower required, and other qualifications required to complete the project. The second proposal includes a financial bid.  NHAI evaluates the technical bids and short-lists technically qualified companies. Next, the short list of technically qualified companies are invited to place a detailed financial bid and show adequate financial strength in terms of  revenue, net worth, credit lines,  and balance sheets.  Generally, the lowest bid wins the contract. Additionally, contract bidders must meet several requirements to demonstrate an adequate level of capital reserves:  1) An earnest money deposit between 2% to 10% of project costs, 2) a performance guarantee of between 5% and 10%, 3) an adequate overall working capital, and 4) additional capital available for plant and machinery.   Bidding qualifications for larger NHAI projects are set by NHAI and are imposed on each contractor.  As the contractor actually executes larger highway projects, then the contractor may qualify for even larger projects.

Growth strategy and business model.

Our growth strategy and business model are to:

1) Deepen our relationships with our existing construction customers by providing them infrastructure materials like iron ore, rock aggregate, concrete, coal and associated logistical support.
2) Expand our materials offering by expanding the number of rock aggregate quarries and other materials.
3) Leverage our expertise in the logistics and supply of iron ore by increasing the number of shipping hubs we operate from and continue to expand our offering into China and other Asian countries in order to take advantage of their expected strong infrastructure growth.
4) Expand the number of recurring contracts for infrastructure build-out to customers that can benefit from our portfolio of offerings.
5) As part of our financing plan, aggressively pursue the collection of outstanding claims for amounts due for past projects.

Competition.

We operate in an industry that is competitive.  However, there is a large gap in the supply of well qualified and financed contractors and the demand for contractors.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts worth less than $5 million. The recent capital markets crisis has made it more difficult for smaller companies to grow to mid-sized companies because their access to capital has been restrained. Our construction business is positioned in the $5 million to $50 million contract range, above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche.  Rock aggregate is supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances. We fill this gap by providing high quality material in large quantities.  We compete on price, quantity and quality.  Iron ore is produced in India, where our core assets are located, and exported to China.  While this is a fairly established business, we compete by aggregating ore from smaller suppliers who do not have access to customers in China.  Further, we expect to install a large iron ore crusher that can grind ore pebbles into fine ore particles, providing a value added service to the smaller mine owners.

Seasonality.

The road building and construction industries typically experience naturally recurring seasonal patterns throughout India.  The Northeast monsoons historically arrive on June 1, followed by the Southwest monsoons which usually continue intermittently until September.  Historically, the business in the monsoon months is slower than in other months because of the heavy rains.  Activities such as engineering and maintenance of high temperature plants are less susceptible to weather delays, while the iron ore export business slows down somewhat due to the rough seas.  Flooding in the quarries can slow production in the stone aggregate industry during the monsoon season. However, our quarries build stone reserves prior to the monsoon season.  The monsoon season has historically been used to bid and win contracts for construction and for the supply of ore and aggregate in preparation for work activity when the rains abate.

Employees and consultants.

As of March 31, 2010, we employed a work force of approximately 200 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We hope that our efforts will make our companies more attractive.  We are planning to provide vastly improved labor camps for our labor force.  We hope that our efforts will make our companies the “employers of choice”.  As of March 31, 2010 our Executive Chairman and Chief Executive Officer is Ram Mukunda and our Non-Executive Chairman is Ranga Krishna. Our Managing Director for Materials, Mining and Trading is P. M. Shivaraman.   The General Manager of our rock aggregate and logistics business in India is Brigadier Kuljit Singh. Our Treasurer and Principal Accounting Officer is John Selvaraj.  Our General Manager of Accounting based in India is Santhosh Kumar.  We also utilize the services of several consultants who provide USGAAP systems and other expertise.

Environmental regulations.

India has strict environmental, occupational, health and safety regulations.  In most instances, the contracting agency regulates and enforces all regulatory requirements.   We internally monitor and manage regulatory issues on a continuous basis. We believe that we are in compliance with all the regulatory requirements of the jurisdictions in which we operate. Furthermore, we do not believe that compliance will have a material adverse effect on our business activities.

Current Chinese currency revaluation.

The People’s Bank of China announced on June 19, 2010 that it would increase the “flexibility” or the Renminbi and re-institute a “managed floating exchange rate.” The Wall Street Journal noted that the last time China used such a system the yuan appreciated 21% against the dollar in three years. If a similar appreciation occurs, it will increase the purchasing power of Chinese steel mills buying Iron ore, which is traded in USD. Chinese firms could buy more ore, even at a higher price, and IGC would benefit from an appreciation of the yuan.

Information and timely financial reporting.

Our operations are located in India where the accepted accounting standard is the Indian GAAP, which, in many cases, is not congruent with the USGAAP.  Indian accounting standards are evolving toward IFRS (International Financial Reporting Standards). We annually conduct audits for the Company by independent public accounting firm registered with the U.S. PCAOB.  We acknowledge that this process is at times cumbersome and places significant demands upon our existing staff.  We believe we are still six to twelve months away from having processes and adequately trained personnel in place to meet the reporting timetables set out by U.S. reporting requirements.  Until then we may, on occasion, have to file for extensions to meet U.S. reporting timetables.  We will make our annual reports, quarterly reports, proxy statements, and up-to-date investor presentations available on our Web site, www.indiaglobalcap.com as soon as they are available. Our SEC filings are also available, free of charge, at www.sec.gov.

Item 1A.  Risk Factors

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY, ITS BUSINESS CONDITION AND PROSPECTS, FINANCIAL AND OTHERWISE. THESE RISK FACTORS ARE NOT NECESSARILY EXHAUSTIVE AND ADDITIONAL RISK FACTORS, IF ANY, MAY BE MATERIAL OR HAVE SIGNIFICANCE TO AN INDIVIDUAL INVESTOR. MANY INVESTMENT OPPORTUNITIES INVOLVE RISK FACTORS OR A RISK OF LOSS AND THE EXISTENCE OF BOTH NORMAL AND EXTRAORDINARY RISKS.

Any downgrading of India’s debt rating by an international rating agency, or an increase in interest rates in India, could have a negative impact on our ability to borrow in India.

As we scale our operations we expect to increase the amount of money we borrow for working capital and the leasing of equipment.  Any adverse revisions to India’s credit ratings for domestic and international debt by international rating agencies, as well as, an increase in Indian interest rates may adversely impact our ability to finance growth through debt and could lead to a tightening of our operating margins, adversely affecting our operating income. Fortunately, most large debt rating agencies, including Standard & Poor’s and Moody’s, consider India’s debt stable.

A change in government policy, a downturn in the Indian or Chinese economy, or a natural disaster could adversely affect our business, financial condition, results of operations and future prospects.

Our construction business is dependent on the central government of India, as well as, the Indian state governments for contracts.  Their operations and financial results may be affected by changes in the government’s policy toward building infrastructure.  In addition, the recent slowdown in the Indian economy has caused a tightening of credit and a slowdown of companies bidding on government contracts.  We foresee no immediate changes to government policy or market conditions that would adversely affect our ability to conduct business other than limited access to credit. Government support for infrastructure spending remains strong.  The Wall Street Journal of May 31, 2010 reported that India plans to create an $11 billion fund to finance new infrastructure projects. Additionally a recent Indian government Economic Survey projected rapid growth for the next several years.

The Indian government could curtail the export of iron ore hampering our business.  The Indian government currently bans the export of ore that has a Ferrous content of 64% or more, preferring to keep that high grade ore for the production of steel in India.  If the Government were to impose a ban on the export of lesser quality ore, we would be forced to service our customers from sources other than India.  The Chinese government recently imposed a ban on the import of iron ore with a Ferrous content of 60% by traders in China.  This ban does not extend to Chinese steel mills with licenses to import iron ore.  We were in the business of exporting ore with Ferrous content between 55% and 58% However, the sudden ban on the import of lower quality ore by China has forced us to look for customers that are steel mills, which we have done, and shift the business to exporting higher quality ore, which we are now doing.  We have shifted our business to exporting ore with Ferrous content between 61% and 63.5%.  However, further restrictions on the import of iron ore by the Chinese government could adversely affect our business and results of operations.

Political, economic, social and other factors in India may adversely affect business.

Our ability to grow our business may be adversely affected by political, economic, social and religious factors, changes in Indian law or regulations, and the status of India’s relations with other countries. In addition, the economy of India may differ favorably or unfavorably from the U.S. economy in such things as the rate of growth of gross domestic product, the inflation rate, capital reinvestment, resource self-sufficiency, and balance of payments position. Indian government actions in the future could have a significant effect on the Indian economy, which could have a material adverse effect on our ability to achieve our business objectives.

Since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the object of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. According to the 2010 World Factbook published by the U.S. Central Intelligence Agency, the Indian government increased the pace of privatization in its transition from government control and toward a free market economy. A significant component of the program is the promotion of foreign investment in key areas of the economy. While the Indian government’s policies have resulted in improved economic performance, there can be no assurance that the economic improvement will be sustained. Moreover, there can be no assurance that these economic reforms will persist, nor that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect general business and economic conditions in India, which could, in turn, adversely affect our business.

Terrorist attacks and other acts of violence or war within India or involving India and other countries could adversely affect the financial markets and our business.

Terrorist attacks and other acts of violence could have the direct effect of destroying our plants and property causing a loss and interruption of business.  According to the CIA 2010 World Factbook, religious and border disputes persist in India and remain pressing problems. For example, India has from time to time experienced civil unrest and hostilities with Pakistan and other neighboring countries. The longstanding dispute with Pakistan over the border Indian states of Jammu and Kashmir, a majority of whose populations are Muslim, remains unresolved. Fortunately, as the Council on Foreign Relations noted, India and Pakistan have scheduled meetings in July with the hope of resuming formal peace talks.

In addition, the April 8, 2010 Economist reported India continues to struggle with insurgent attacks from Maoist- Naxalite groups. If the Indian government is unable to control the violence and disruption associated with these insurgencies, then the result could be the destabilization of the economy, and, consequently, an adverse effect on our business.

Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, in Iraq, and more recently in Pakistan and other Asian countries. These events could adversely affect the Indian economy, and, as a result, negatively impact our business.

While we may have insurance to cover some of these risks and can file claims against the Indian contracting agencies, there can be no guarantee that we will be able to collect in a timely manner.  Further, India has a fairly active insurgency and a fairly active communist following.  Any serious uprising from these groups could delay our roadwork and disrupt our business. Terrorist attacks, insurgencies, or other threats of violence could slow down road building activity and the production of iron ore and rock aggregate, thereby adversely affecting our business.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

We are subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Management Act, FEMA, regulates the conversion of the Indian rupee into foreign currencies.  However, as according to the Reserve Bank of India, comprehensive amendments have been made to FEMA to support the government’s policy for economic liberalization.  Companies are now permitted to operate in India without any special restrictions, effectively placing them on a par with wholly-owned Indian companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding these changes, the Indian foreign exchange market is not yet fully developed and we cannot assure that the Indian authorities will not revert back to regulating companies and imposing new restrictions on the convertibility of the Indian rupee. Any future restrictions on currency exchange may limit our ability to use our cash flow to fund operations outside of India.

Changes in the exchange rate of the Indian rupee may negatively impact our revenues and expenses.

Our operations are primarily located in India. We receive payment in Indian rupees for the construction work we do in India (our contracts to supply iron ore to Chinese companies are paid in U.S. dollars).  As the results of our operations are reported in U.S. dollars, to the extent that there is a decrease in the exchange rate of Indian rupees into U.S. dollars, such a decrease could have a material impact on our operating results or financial condition. This is unlikely because, as the Wall Street Journal reported in mid-April, the Rupee in expected to appreciate another 3% against the dollar by the end of the year.

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Our investments in India will incur tax risks unique to investments in India and in developing economies in general. Income that might otherwise not be subject to the withholding of local income tax under normal international conventions may become subject to the withholding of Indian income tax.  Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as being from sources outside India in other contexts. Additionally, proof of payment for Indian income taxes may be required as part of the remittance procedure. Any Indian taxes paid by us on income from our investments in India may or may not be creditable on our U.S. income tax returns.

We intend to avail ourselves of income tax treaties with India and minimize any Indian withholding tax or local taxes.  However, there is no assurance that the Indian tax authorities will always recognize such treaties and their application to us. We have also created a foreign subsidiary in Mauritius, in order to limit the potential tax exposure.

Lack of availability of raw materials at competitive prices may negatively impact our profits.

Construction contracts are primarily dependent on adequate and timely supply of raw materials, such as cement, steel and aggregates, at competitive prices. As the demand from competing larger and well-established material supply firms increases for procuring raw materials, we could face a disproportionate increase in the price of raw materials that may negatively impact our profitability.   To mitigate this risk, we are taking steps to become more vertically integrated, such as producing rock aggregate.

Some of our business is dependent on contracts awarded by the Indian government and its agencies.

The construction business is dependent on central and state Indian government budget allocations to the infrastructure sector. We derive the bulk of our construction revenue from contracts awarded by the Indian central and state governments and their agencies.  If there are delays in payments by the government, our working capital requirements could increase.  Our materials business is dependent on private sector companies which could be affected by government delays, indirectly burdening our business.

Compliance with the Foreign Corrupt Practices Act could adversely impact our competitive position. Failure to comply could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. public companies from engaging in bribery of or other prohibited payments to foreign officials for the purposes of obtaining or retaining business. While we will take precautions to educate the employees of our subsidiaries  on the provisions of the Foreign Corrupt Practices Act, there can be no assurance that we or the employees or agents of our subsidiaries will not engage in such conduct, for which we might be held responsible. We could suffer penalties that would have an adverse effect on our business, financial condition, and results of operations.

We may issue additional shares of our capital stock, including through convertible debt securities, which would reduce the equity interest of our stockholders and possibly cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently approximately 46,000,000 authorized but unissued shares of our common stock available for issuance.  This is after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Ferris, Baker Watts, Inc. and shares and options authorized for issuance under our 2008 Omnibus Incentive Plan. It is also after all of the 1,000,000 shares of preferred stock available for issuance.

We issued an aggregate of 1,060,000 shares of our common stock in connection with a private placement of debt securities and an exchange of previously issued debt securities for new debt securities and the common stock in October 2009 and may engage in similar private placements in the future. In addition, we may from time to time sell shares at the market.  The issuance of additional shares of our common stock including the conversion of any debt securities may:

•	Significantly reduce the equity interest of our existing shareholders.
•	Adversely affect prevailing market prices for our common stock, warrants or units.

We may issue notes or other debt securities, which may adversely affect our leverage and financial condition.

During Fiscal 2009 and 2010, we sold $4,000,000 in a private placement of debt securities and may engage in similar private placements in the future. The incurrence of this debt may:

•	lead to default if our operating revenues are insufficient to pay our debt obligations;
•	cause an acceleration of our obligations to repay the debt even if we make all principal and interest payments when due if we breach the covenants contained in the terms of the debt documents;
•	create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and
•
hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such securities are outstanding, or to the extent our existing leverage discourages other potential investors.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business. Furthermore, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as, convertible notes and warrants, which may adversely impact our financial condition.

Assessment of penalties for time overruns and lack of quality may adversely affect our economic performance.

TBL executes construction contracts primarily in the roads and infrastructure development sectors. TBL typically enters into high value contracts for these activities, which impose penalties if the contracts are not executed in a timely manner.  If TBL is unable to meet the performance criteria prescribed by the contracts, then levied penalties may adversely affect our financial performance.  Furthermore, we may pay demurrage for some of our iron ore delivery contracts, if ore is not loaded onto ships in the time prescribed by delivery contracts. The payment of demurrage may adversely affect our financial performance.  The ore shipped by us from India is shipped with a quality certificate from a leading company. However the buyers in China also perform quality measurements, which could differ from the initial quality certificate. This may result in negative price adjustments affecting our profit margins.  The rock aggregate business is less sensitive to time overruns and quality.

Our business is dependent on continuing relationships with clients and strategic partners.

Our business requires developing and maintaining strategic alliances with contractors that undertake turnkey contracts for infrastructure development projects and with government organizations.  The business and our results could be adversely affected if we are unable to maintain continuing relationships and pre-qualified status with key clients and strategic partners.

Our business model relies heavily on our management team and any unexpected loss of key officers may adversely affect our operations.

The continued success of our business is largely dependent on the continued services of key employees.  The loss of the services of certain key personnel, without adequate replacement, could have an adverse effect on our performance. U.S. senior management and the senior management of our subsidiaries have played a significant role in developing and executing the overall business plan. They are also vitally important to maintaining client relationships, proprietary processes, and technology.  While no one is irreplaceable, the loss of the services of any of our officers would be disrupting to our business. Our strategy, management, financial and operational oversight are heavily dependent on our Founder and CEO. The loss of our CEO could have a significant adverse effect on our business. In order to mitigate this risk factor we are recruiting professional managers and expanding our executive ranks, as well as, developing a succession plan, but there can be no guarantees that our mitigation efforts will be successful.

Quarterly financial results will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

•
Fluctuations in revenue due to seasonality.   During the monsoon season, the heavy rains slow down construction work resulting in an overall slowdown of the supply of materials and construction activity.  This results in uneven revenue and operating results through the quarters.  In general, the months between June and September are the rainy seasons and these tend to be slower quarters.

•	The availability of enough ships to transport iron ore during any particular quarter.
•	Commencement, completion and termination of contracts during any particular quarter.
•	Additions and departures of key personnel.
•
Claims filed for delays in the execution and changes in the scope of contracts, among others, can sometimes enter arbitration and take time to settle. This could result in a tightening of working capital.

•	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

Our revenue recognition policy records contract revenue for those stages of a project that we complete after we receive certification from the client that the stage has been successfully completed. Since revenue is not recorded until we receive a certification from our clients, revenue recognition can be uneven.

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill and investment associated with any of our businesses in the future.

We review our goodwill balance and investments for impairment on at least an annual basis through the application of a fair value-based test. Our estimate of fair value is based primarily on projected future results and cash flows and other assumptions. In addition, we review long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the fourth quarter of our 2010 fiscal year, we performed our annual test for goodwill and investment impairment and determined that our goodwill and our investment in Sricon were not impaired. In the future, if our projected discounted cash flows associated with our businesses do not exceed the carrying value of their net assets, we may be required to record write downs of the carrying value of goodwill or other long-lived assets associated with our businesses.  If that is the case, then our operating results and the market price of our common stock may be adversely affected.

As of March 31, 2010 our goodwill balance was $6.9 million. We perform an annual goodwill impairment test during the fourth quarter of each fiscal year, or more frequently if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the goodwill below its carrying amount. The 2008-2009 recession has impacted our financial results and has reduced near-term purchases from certain of our key customers. We may determine that our expectations of future financial results and cash flows from one or more of our businesses has decreased or a decrease in stock valuation may occur, which could result in a review of our goodwill associated with these businesses. Since a large portion of the value of our intangibles has been ascribed to projected revenues from certain key customers, a change in our expectation of future cash from one or more of these customers could indicate potential impairment to the carrying value of our goodwill.

Our subsidiaries may become involved in litigation in the future.

Our construction and aggregate contracts have Indian jurisdiction.  Our iron ore contracts frequently have foreign jurisdiction.  Our subsidiaries may have to initiate actions in the Indian Courts or in foreign courts to enforce their rights and may also be drawn into litigation.  The expenses of litigation and any judgments against us could have an adverse effect on us.

We face competition in the infrastructure industry.

The Indian real estate and infrastructure industries, including the mining industries, are increasingly attracting foreign capital.  We currently have competition from international and domestic companies that operate at the national level.  Smaller localized contractors and companies are also competing in their respective regions.  If we are unable to offer competitive prices and obtain contracts, there could be a significant reduction in our revenue.

A downturn in the economy could adversely affect our business, financial condition, results of operations and future prospects.

A generally adverse financial global economy or a regional recession including one in India and/or in China could adversely affect commodity prices and infrastructure build-out in Asia, which in turn could adversely affect our future performance and result in a drop in our stock price.

Our operations are sensitive to weather conditions.

Our business activities in India could be adversely affected by severe weather conditions. Severe weather conditions may require us to evacuate personnel or curtail services and may result in damage to a portion of our fleet of equipment or to our facilities.  This might result in the suspension of operations, and may prevent us from delivering materials to project sites in accordance with contract schedules or generally reduce our productivity.  Difficult working conditions and extremely high temperatures also adversely affect our operations during the summer months and during the monsoon season, which restrict our ability to carry on construction activities and fully utilize our resources.

Depending on the onset of the monsoons, revenue recorded in the first half of our fiscal year, particularly between June through September, is traditionally lower than revenue recorded during the second half of our fiscal year.  During periods of curtailed activity due to adverse weather conditions, we may continue to incur operating expenses and build material reserves, temporarily reducing profitability.

We incur costs as a result of operating as a public company. Our management is required to devote substantial time to new compliance initiatives.  Because we report in U.S. GAAP, we may experience delays in closing our books and records in India, and delays in the preparation of financial statements and related disclosures.

As part of a public company with substantial operations, we are experiencing an increase in legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002 and new rules implemented by the SEC and the NYSE Amex, have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  We have completed the testing of internal controls in all our subsidiaries.  We expect to carry out the evaluations and install improved systems and processes as required. However, we cannot be certain as to the timing or completion of the remediation actions, or their impact on our operations. Furthermore, it is difficult to hire personnel in India who are familiar with U.S. GAAP.  However, we have hired several competent consultants to help review our internal reporting and disclosures, and to train our Indian staff in SEC reporting and U.S. GAAP.  We do not foresee a problem other than the time required to adequately complete the training and to implement the improved processes.

The audit report provided by Yoganandh and Ram (Y&R) will require a review by a U.S. firm.

While our audit firm, Yoganandh & Ram, is registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), the SEC requires that the audits conducted by Yoganandh & Ram be reviewed by another PCAOB registered firm.  If the review identifies changes to an audit, we will be required to amend our annual report as filed on Form 10-K incorporating the audited financial statements.  During the year, the PCAOB conducted an inspection of Yoganandh & Ram. One result of the inspection is an expected increase in our auditing expense.

The Company has warrants outstanding, which could dilute the number of shares outstanding.

At the time the warrants are exercised, the Company will get the exercise price, unless the exercise is cashless.   In either case, such an exercise will also increase the number of shares outstanding.  This may adversely affect the share price as the supply of shares eligible for sale in the public market will increase.  The increased number of shares offered for sale in the public market may exceed the public demand to buy shares at a given market price resulting in the market price adjusting downward.

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

Holders of our public warrants will be able to exercise the warrants only if a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the public warrants to the extent required by federal securities laws, and we intend to comply with such undertaking, with such a registration statement currently effective, we cannot assure you that we will be able to do so. In no event shall we be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied, or (b) any net-cash settlement or other consideration in lieu of physical settlement in securities. The value of the public warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current. Such warrants may even expire worthless.

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

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, then the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about our business and us. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrades our stock or if those analysts issue other unfavorable commentary or cease publishing reports about our business or us.

We do not currently intend to pay dividends, which may limit the return on your investment in us.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We are currently not in compliance with the NYSE Amex listing requirements and are at risk of being delisted from the NYSE Amex equities market which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 31, 2010, we received notice from the NYSE Amex LLC (the “NYSE Amex”) stating that the Company is not in compliance with Section 704 of the Exchange’s Company Guide. Specifically, we failed to hold an annual meeting of its stockholders during 2009.  As a result, we have become subject to the procedures and requirements of Section 1009 of the Company Guide. To maintain its NYSE Amex listing, we must submit a plan to the NYSE Amex by April 30, 2010, advising the NYSE Amex that we intend to regain compliance with Section 704 of the Company Guide by September 30, 2010.  The Company has submitted a plan to the NYSE Amex providing for holding a meeting of stockholders on or before September 30, 2010 which can reasonably be expected to bring us into compliance within the plan period.  On April 30, 2010, we received notice from the NYSE Amex stating that after review of our plan, the NYSE Amex determined that we made a reasonable demonstration of an ability to regain compliance with the continued listing standards and it therefore granted us an extension to regain compliance with Section 1003(a)(iv) of the Company Guide by September 30, 2010 during which time we may continue our listing.  Pursuant to the extension, we must continue to provide the NYSE Amex with updates regarding the initiatives set forth in the plan and the NYSE Amex will periodically review our company to determine our progress and compliance with the plan.  If the NYSE Amex does not believe that we are progressing as set forth in the plan or if we do not regain compliance by September 30, 2010, the NYSE Amex may immediately commence delisting proceedings. Under NYSE Amex rules, we have the right to appeal any determination by NYSE Amex to initiate delisting proceedings. IGC plans to have its annual shareholders meeting prior to September 30, 2010, after which time we expect to be in full compliance with NYSE Amex procedures and regulations.

If the NYSE Amex delists our securities from trading on its exchange, we could face significant adverse consequences, including a:

•	limited availability of market quotations for our securities;
•
determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and
•	decreased ability to issue additional securities or obtain additional financing in the future

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the NYSE Amex, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a penny stock, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814.   TBL’s headquarters are located at 34/136 A Edappally Bypass Road, Cochin 682024, Kerala, India.  In addition, we have offices in Mauritius, Nagpur, Chennai and Bangalore, India.  We have temporary facilities at each of our work centers in the states of Karnataka, Maharashtra, Tamil Nadu, Goa, and Assam.

The  Company is not involved in investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in  persons  primarily  engaged  in  real  estate activities, as all of its land rights are  used  for  production  purposes.

Item 3. Legal Proceedings

None.

Item 4. [Reserved.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company consummated its initial public offering on March 8, 2006. In the initial public offering, the Company offered units for purchase. A unit in the Company is comprised of one share of common stock of the Company and two warrants to purchase one share of common stock. On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock which permitted separate trading of the common stock and warrants. The common stock, units and warrants trade on the NYSE Amex under the symbols “IGC,” “IGC.U,” and “IGC.WS,” respectively. The following table sets forth the high and low sales prices of the units for the fiscal year, as reported on the NYSE Amex.

The following table shows, for the last eight fiscal quarters, the high and low closing prices per share of the Common Stock, Warrants and Units as quoted on the NYSE Amex:

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
June 30, 2008	$5.90	$3.81	$1.30	$0.58	$8.80	$5.28
September 30, 2008	$4.99	$4.50	$1.00	$0.55	$6.86	$5.65
December 31, 2008	$4.78	$.70	$.53	$.01	$5.75	$.01
March 31, 2009	$1.10	$.33	$.13	$.02	$1.07	$.40
June 30, 2009	$1.25	$1.12	$0.06	$0.06	$1.80	$1.02
September 30, 2009	$1.86	$0.88	$0.20	$0.05	$2.32	$1.00
December 31, 2009	$2.20	$1.33	$0.22	$0.04	$2.50	$1.34
March 31, 2010	$1.67	$1.17	$0.13	$0.03	$1.41	$1.20

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of March 31, 2010 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders(1)	1,413,000	$1.00	471,045
Equity compensation plans not approved by security holders	-	-	-
Total	1,413,000	$1.00	471,045

(1)	Consists of our 2008 Omnibus Incentive Plan, as amended. See Note 16—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Holders

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of June 15, 2010, we had 3,271 holders of record of our common stock, 173 holders of record of our units and 2,054 holders of record of our warrants. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

IGC has not paid any cash dividends on its common stock to date.  It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations. Consequently, the board does not anticipate declaring any dividends in the foreseeable future.  The payment of any dividends will be at the discretion of the board of directors and will be contingent upon our financial condition, results of operations, capital requirements and other factors our board deems relevant.

Unregistered Sales of Equity Securities

No unregistered sales of securities were made during the period covered by this report that were not previously reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q except as set forth below:

On May 13, 2009, the Company granted 39,410 shares of its common stock each to Ram Mukunda and Dr. Ranga Krishna.  These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public.  No underwriting discounts or commissions were paid with respect to the sales.

In March 2010, the Company issued 9,135 shares of common stock to RedChip Companies Inc. in a private placement as payment for services.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public.  No underwriting discounts or commissions were paid with respect to the sale.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2010, the Company made no purchases of its equity securities.

Item 6. Selected Financial Data

Item 6 is not applicable to us because we are a smaller reporting company.

Item 7.   Management's Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under our “Description of Business” and matters described in this report generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

Most of the shares of Sricon and TBL acquired by IGC were purchased directly from the companies. IGC purchased a portion of the shares from the existing owners of the companies.  The founders and management of Sricon own 78% of Sricon (after giving effect to the deconsolidation described below) and the founders and management of TBL own 23% of TBL.

Subsequent to the acquisitions, IGC borrowed, through an intermediary, approximately $17.9 million from Sricon.

The acquisitions were accounted for under the purchase method of accounting.  Under this method of accounting, for accounting and financial purposes, IGC-M, Limited was treated as the acquiring entity and Sricon and TBL as the acquired entities.

On February 19, 2009 IGC-M beneficially purchased 100% of IGC Mining and Trading, Limited based in Chennai India. IGC-IMT was formed on December 16, 2008 as a privately held start-up company engaged in the business of mining and trading.  Its current activity is to operate a shipping hub and to export iron ore to China.

On July 4, 2009 IGC-M beneficially purchased 100% of IGC Materials, Private Limited, and 100% of IGC Logistics, Private Limited.  Both these companies are based in Nagpur, India, which will be involved in the transport and delivery of ore, cement, aggregate and other material.   Each of IGC-IMT, IGC-MPL and IGC-LPL were formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries, and the purchase price paid for each of IGC-IMT. IGC-MPL and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.  No officer or director of IGC had a financial interest in the subsidiaries at the time of their acquisition by IGC-M.   India Globalization Capital, Inc. (the Registrant, the Company, or we) and its subsidiaries are significantly engaged in one segment, infrastructure construction.

Effective October 1, 2009, we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.  As explained in Note 18 (Deconsolidation) to the financial statements included herein, on or about March 7, 2008 we consummated the Sricon Acquisition by purchasing 63% for about $29 million (based on an exchange rate of 40 INR for $1 USD).  We subsequently borrowed around $17.9 million (based on 40 INR for 1 USD).  Throughout 2008 and 2009 we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the company as a materials and construction company; with construction activity in our TBL subsidiary and materials activity in our other subsidiaries.  Rather than continue to owe $17.9 million, and more importantly, continue to fund two construction companies, we decreased our ownership in Sricon from 63% to 22.3%.  The impact of this is that our corresponding ownership is a non-controlling interest.  The deconsolidation of Sricon from the balance sheet of IGC, results in shrinking the IGC balance sheet and a one-time charge to our P&L.  Post deconsolidation, earnings and losses from Sricon are accounted for using the equity method of accounting. The consolidated IGC financial statements provided after the date of deconsolidation (October 1, 2009) do not include a line by line consolidation of Sricon.   However, the consolidated IGC financials before October 1, 2009 include a line by line consolidation of Sricon.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiary IGC-M, and its subsidiaries and non-controlling interests (TBL, IGC-MPL, IGC-LPL, IGC IMT).

Overview

We are a materials and construction company offering services including: 1) civil construction of roads and highways, 2) the construction and maintenance of high temperature cement and steel plants, 3) operations and supply of rock aggregate, and 4) the export of iron ore to China.   Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 200 employees and contractors.  We are focused on winning construction contracts, building out rock aggregate quarries and setting up relations and export hubs for the export of iron ore to China.

Kamal Nath, India’s Minister for Road Transport and Highways, told the Wall Street Journal that he plans to build 20 kilometers of road every day and raise $41 billion in private sector investment in the next three to four years. We believe that these initiatives will continue to be favorable to our business.  Our model is three-fold: 1) we bid on construction and engineering contracts which provide us with a backlog that translates into greater revenues and earnings, 2) we are in the process of building rock quarries and selling rock aggregate to the infrastructure industry, and 3) we export iron ore to China.  There is seasonality in our business as outdoor construction activity slows down during the Indian monsoons.  The heavy rains typically continue intermittently from June through September.  Our expansion plans include building out 10 rock aggregate quarries to create a one-stop shop for rock aggregate (a business not prevalent in India), obtaining licenses for the mining of iron ore in India in order to fill customer orders from China, and winning and executing construction contracts.

Industry Overview

The CIA 2010 World Fact Book estimated the Indian GDP to be approximately $1.1 trillion in 2009.  According to the World Bank, only fourteen economies including India, Mexico and Australia generated more than $1 Trillion in GDP in 2008. According to the CIA 2010 World Fact Book, India’s growth rates ranged from 6.2% to 9.6% between 2003 and the present.   The current global financial crisis created a liquidity crunch starting in October 2008, which has partially abated. The Financial Times noted that a recent Economic Survey of India projected growth at 8.5% in 2010 and 9% in 2011, second only to that of China.

India’s GDP growth for the fiscal year ending March 31, 2010 is estimated to be about the same as 2009’s growth rate.  The stagnant GDP growth rate was caused by the global financial crisis. However, it does indicate that India has withstood the global downturn better than many nations. The factors contributing to maintaining the relatively high growth included growth in the agriculture and service industries, favorable demographic dynamics (India has a large youth population that exceeds 550 million), the savings rate, and the spending habits of the Indian middle class. Other factors that led to growth include: changing investment patterns, increasing consumerism, healthy business confidence, inflows of foreign investment (India ranks #3 in the A.T. Kearney “FDI Confidence Index” for 2010), and improvements in the Indian banking system.

To sustain India’s fast growing economy, infrastructure investment in India is expected to increase to 9 per cent of GDP by 2014, up from 5 per cent in 2006-07.  This forecast is based on The Indian Planning Commission’s statement in its annual publication that for the Eleventh Plan period (2007-12), a large investment of approximately $494 billion is required for Infrastructure build-out and modernization.  This industry is one of the largest employers in the country. The construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be 16.98%.

This ambitious infrastructure development mandate by the Indian Government will require funding.  The Government of India has already raised funds from multi-lateral agencies such as the World Bank and the Asian Development Bank. The India Infrastructure Company was set up to support projects by guaranteeing up to $2.0 billion annually.  In addition, the Indian government has identified public-private partnerships (PPP) as the cornerstone of its infrastructure development policy.  The Indian government is also proactively seeking additional FDI and approval is not required for up to 100% of FDI in most infrastructure areas.  According to Indian Prime Minister, Dr. Manmohan Singh, who spoke recently at a conference on Infrastructure, India needs $1 trillion in Infrastructure spending between fiscal years 2011/2012 and 2016/2017.

The Indian government is also permitting External Commercial Borrowings (ECB’s) as a source of financing Indian companies looking to expand existing capacity and incubation for new startups.   ECB’s  include commercial bank loans, buyers' credit, suppliers' credit, securitized instruments such as floating rate notes and fixed rate bonds, credit from official export credit agencies, and commercial borrowings from private sector multilateral financial institutions such as the International Finance Corporation (Washington, DC), ADB, AFIC, CDC, etc.  National credit policies seek to keep an annual cap or ceiling on access to ECB, consistent with prudent debt management.   These policies encourage a greater emphasis on infrastructure projects in core sectors such as power, oil exploration, telecom, railways, roads and bridges, ports, industrial parks, urban infrastructure, and exporting.

Applicants will be free to raise ECB from any internationally recognized source such as banks, export credit agencies, suppliers of equipment, foreign collaborators, foreign equity-holders, and international capital markets.

ECB can be accessed in two methods, namely, the automatic route and the approval route. The automatic route is primarily for investment in Indian infrastructure, and will not require Reserve Bank of India (RBI) or government approval. The maximum amount of ECB’s under the automatic route raised by an eligible borrower is limited to $500 million during any financial year. The following are additional requirements under the automatic route:

a) ECB up to $20 million or equivalent with minimum average maturity of 3 years.

b) ECB above $20 million and up to $500 million or equivalent with minimum average maturity of 5 years.

Some of the areas where ECB’s are utilized are the National Highway Development Project and the National Maritime Development Program.  In addition, the following represent some of the major infrastructure projects planned for the next five years:

1.	Constructing dedicated freight corridors between Mumbai-Delhi and Ludhiana-Kolkata.
2.	Capacity addition of 485 million metric tons in major ports and 345 million metric tons in minor ports.
3.	Modernization and redevelopment of 21 railway stations.
4.	Developing 16 million hectares through small, medium and large irrigation works.
5.	Modernization and redevelopment of 4 metro and 35 non-metro airports.
6.	Expansion to six-lanes of 6,500 km (4,038 miles) of Golden Quadrilateral and other selected national highways.
7.	Constructing 228,000 miles of new rural roads, while renewing and upgrading the existing 230,000 miles covering 78,304 rural towns

Our operations are subject to certain risks and uncertainties, including among others, dependency on the Indian and Asian economy and government policies, competitively priced raw materials, dependence upon key members of the management team, and increased competition from existing and new entrants.

Results of Operations

Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2010 and 2009:

	Year ended March 31,
	2010	2,009	Change	Percentage
Revenues	17,897,826	35,338,725	(17,440,899)	-49.35%
Cost of revenues	(15,671,840)	(27,179,494)	11,507,654	-42.34%
Gross profit	2,225,986	8,159,231	(5,933,245)	-72.72%
Selling, General and Administrative expenses	(5,614,673)	(4,977,815)	(636,858)	12.79%
Depreciation	(603,153)	(873,022)	269,869	-30.91%
Operating income (loss)	(3,991,840)	2,308,394	(6,300,234)	-272.93%
Interest expense	(1,221,466)	(1,753,951)	532,485	-30.36%
Amortization of debt discount	(356,436)	-	(356,436)	-
Interest Income	210,097	1,176,017	(965,920)	-82.13%
Other Income	281,782	-	281,782	-
Loss on dilution of stake in Sricon	(2,856,088)	-	(2,856,088)	-
Equity in earnings of affiliates	16,446	-	16,446	-
Income before income taxes and minority interest	(7,917,505)	1,730,460	(9,647,965)	-557.54%
Income taxes	3,109,704	(1,535,087)	4,644,791	-302.58%
Income after income taxes	(4,807,801)	195,373	(5,003,174)

Revenue - Total revenue is $17.90 million for the year ended March 31, 2010, as compared to $35.34 million for the year ended March 31, 2009.  In the current year, we have de-consolidated one of our subsidiaries, Sricon effective October 1, 2009 due to our decreased ownership in Sricon as described above. As a result, the revenue for the current year does not include revenue from Sricon for a period of six months. The revenue from Sricon for the previous year was $32.26 million as compared to $3.1 million for the six months ended September 30, 2009. The lower revenue from Sricon for the six months ended September 30, 2009 is because of decreasing customer contracts as a result of the financial turmoil. However, this decrease in revenue was partially offset by an increase in revenue from our materials and construction business amounting to $9.91 million.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management, and all other dedicated project related costs and indirect costs. Cost of revenue for the year ended March 31, 2010 decreased by $11.51 million, compared to the year ended March 31, 2009.  This decrease is substantially in line with the decrease in revenue as explained above.

Gross profit – Our gross profit decreased by $5.93 million or 72.72%, to $2.23 million for the year ended March 31, 2010 as compared to $8.16 million for the year ended March 31, 2009. The principal reason for the decrease in gross profit during the year ended March 31, 2010 as compared to the previous year was the reduction in revenue during the year as explained above. As a percentage of revenue, gross profit margin was 12.44% and 23.08% for the years ended March 31, 2010 and 2009, respectively. The principal reason for our decrease in gross profit margin during the year ended March 31, 2010, as compared to the previous year, was the reduction in revenue during the year. Even though a significant part of the costs associated with revenue also decreased in line with revenue, we had some fixed costs which did not reduce proportionately leading to a decline in our gross profit margin.

Selling, General and Administrative expenses – These consist primarily of employee-related expenses, professional fees, other corporate expenses, and allocated overhead. Selling, general and administrative expenses were $5.61 million for the year ended March 31, 2010 compared to $4.98 million for the year ended March 31, 2009. The primary reason for an increase in selling, general and administrative expenses was the write-off of certain acquisition related consulting expenses amounting to $1.85 million that was deferred in the previous year. The early extinguishment of debt also resulted in a one-time charge of about $0.59 million which is included in the selling, general and administrative expense. This increase was partially offset by a decrease resulting from the de-consolidation of Sricon with effect from October 1, 2009 in the current year.

Depreciation – The decrease in depreciation during the year relates primarily to the de-consolidation of Sricon. Depreciation expense relating to Sricon for the period after September 30, 2009 is not part of the depreciation expense in the consolidated statement of operations.

Income from operations - Income from operations decreased from $2.31 million for the year ended March 31, 2009 to a loss of $3.99 million for the year ended March 31, 2010, a decrease of $6.38 million. This decrease in income from operations resulted primarily from lower gross profit and increased one-time expenses such as the acquisition consulting expense and the loss on extinguishment of debt.

Interest expense and amortization of debt discount – The interest expense and amortization of debt discount for the year ended March 31, 2010 was $1.58 million as compared to $1.75 million for the year ended March 31, 2009.  Further interest expense for the current year also includes $0.88 million relating to the interest accrued on new debt taken during the year and the interest on the debt extinguished and renewed on substantially new terms during the year. The interest expense for the current year primarily includes $0.36 million relating to the amortization of discount given for the issuance of debt. Other interest expense is primarily from interest on short term borrowings made by the Indian subsidiaries to finance working capital requirements. The annual effective rate of interest is 34%, much of which is non-cash.  If the Company raises equity and pays of some of the short term loans, it can potentially save around $400,000 per quarter, or $1.6 million a year, which would increase our net income substantially.

Interest income – The interest income for the year ended March 31, 2010 was $0.21 million as compared to $1.18 million for the year ended March 31, 2009.

Loss on dilution of stake – The charge for the year ended March 31, 2010 included a significant one-time charge of $2.86 million relating to the deconsolidation of Sricon.  This charge relating to deconsolidation consists of a one-time charge of about $2.10 million, which represents a portion of the other comprehensive income of Sricon that accumulated from the time that IGC acquired 63% of Sricon. This also consists of a one-time loss of $0.76 million as a result of decreasing our ownership from 63% to 22.3% in Sricon and extinguishing the loan of $17.9 million due to Sricon.

Income tax expense – We had income tax benefit of $3.11 million for the year ended March 31, 2010 as compared to an income tax expense of $1.54 million for the year ended March 31, 2009.  The income tax benefit for the current year is net of provision for tax amounting to $0.21 million. The significant reduction in provision for income tax expense is on account of the losses incurred during the current year as opposed to profit in the previous years. The Company continues to pay minimum alternative tax in for some of its Indian subsidiaries in spite of carry-forward losses and tax exemptions in these subsidiaries because of certain tax regulations in India.

The significant increase in deferred tax benefit for the current year is primarily due to the creation of deferred tax assets on the entire net operating losses (including current year losses) and reduction in the valuation allowance. The valuation allowance at March 31, 2010 and 2009 was zero and $108,041, respectively.  The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.  The valuation allowance was not increased despite a significant loss for the year ended March 31, 2010.  This was because of the contracts that were executed by us in April and May of 2010 in the amount of $200 million which would accrue over a period of 5 years.  These contracts represent a significant backlog of sales orders.  As a result, it is more likely than not that the net deferred tax assets may be realized over the life of the newly acquired contracts. These contracts are already entered into by us and provide sufficient evidence of the realizibility of our deferred taxes. These contracts are for the supply of iron ore to customers in China. We have conservatively estimated an operating margin of 7% on the delivery of these contracts which is projected to amounts that will realize our deferred tax assets.

	Year ended March 31,
	2010	2009	2008
Past revenue results	$17,897,826	$35,338,725	$2,188,018
Annual Increase in revenue	40,000,000	40,000,000	40,000,000
Percentage increase in revenue	223%	113%	1,828%
Expected operations margin	7%	7%	7%

	Year ended March 31,
	2011	2012	2013
Annual Increase in revenue	$40,000,000	$40,000,000	$40,000,000
Expected operations margin	7%	7%	7%
Expected taxable income	2,352,797	2,819,463	2,819,463
Projected increase in tax expense	799,951	958,618	958,618
Projected foreign tax credits utilized	(544,207)	N/A	N/A
Projected NOL’s utilized	(156,582)	(859,456)	(859,456)
Other deferred assets utilized	(99,162)	(99,162)	(99,162)

	Year ended March 31,
	2014	2015	2016
Annual Increase in revenue	$40,000,000	$40,000,000	$40,000,000
Expected operations margin	7%	7%	7%
Expected taxable income	2,819,463	2,819,463	2,819,463
Projected increase in tax expense	958,618	958,618	958,618
Projected foreign tax credits utilized	N/A	N/A	N/A
Projected NOL’s utilized	(124,018)	N/A	N/A
Other deferred assets utilized	(99,162)	(99,162)	(99,162)

Net loss – The position of the Company changed from a profit of $0.19 million (inclusive of minority interest) for the year ended March 31, 2009 to a loss of $4.81 million for the year ended March 31, 2010. This loss was driven primarily by lower operating profits during the year ended March 31, 2010 and a significant one-time charge on account of dilution of our stake in Sricon.

Impairment of Goodwill – As a result of our annual impairment tests which occurred during the fourth quarter, we have not recorded an impairment adjustment to goodwill.  Factors that influence the analysis include contracts, potential contracts, collection of claims, ability to grow the quarry and ore business, and other factors. While there is an overall liquidity constraint and we require more cash to grow, the market potential for the infrastructure business in India remains strong and unabated.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2010 and 2009.

Cash used for operating activities from continuing operations is net loss adjusted for certain non-cash items and changes in operating assets and liabilities.  During the year ending March 31, 2010, cash used for operating activities was $2.96 million compared to cash used for operating activities of $8.11 million during the year ended March 31, 2009.  The uses of cash during the year ended March 31, 2010 were primarily for the payment of expenses of our subsidiary companies including expenses incurred for curtailing certain contracts. The uses of cash during the year ended March 31, 2009 were primarily for the payment of general operating expenses of our subsidiary companies, down payments on equipment and one-time expenses related to legal costs associated with the warrant tender offer, increased fund-raising activities, and increased expenses in curtailing contracts.

Cash used for investing activities during the year ended March 31, 2010 amounting to $2.00 million is primarily for the purchase of some of the newly formed subsidiaries of the Company and investments in joint ventures.  During the year ended March 31, 2009, investing activities from continuing operations provided $2.9 million of cash.

During the year ended March 31, 2010, we were able to raise $3.9 million through various sources to fulfill our financing needs. Cash generated through financing activities was primarily from new debt incurred amounting to $2 million, issuance of common stock amounting to $1.83 million, and other short term borrowings in the Indian subsidiaries amounting to $0.35 million. During the year ended March 31, 2009, there was cash financing provided amounting to approximately $0.15 million. We paid off $5.5 million in bank lines and notes outstanding during the year ended March 31, 2009.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India.  We believe that our current cash balances, anticipated operating cash flow, and potential cash from claims are adequate to sustain the Company, but not to fuel rapid growth commensurate with the opportunities before us.   We have and continue to take measures to constrain growth until we have visibility into increased liquidity.  As of now our bank lines in India have been reduced to amounts borrowed and outstanding.  We continue to explore funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, convertible debentures, and debt. However, there can be no assurance that we will be able to access additional credit facilities.  Our strategy is to develop businesses that have a very short receivable cycle like the export of ore to China and the sale of rock aggregate and to aggressively collect our outstanding receivables and claims.

Off-balance sheet arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

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

In April 2009, the FASB issued the following three ASCs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

ASC 820-10-65 “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 157-4,  “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) provides additional guidance for estimating fair value in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as  SFAS No. 157) when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 820-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

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

In May 2009, the FASB issued ASC 855-10 “Subsequent events” (previously referred to as SFAS No. 165, “Subsequent Events” (“SFAS 165”)), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. Effective April 1, 2009, the Company adopted ASC 855-10 which only requires additional disclosures and the adoption did not have any impact on its consolidated financial position, results of operations or cash flows. The Company evaluated all events or transactions that occurred after March 31, 2010 up through June 29, 2010. Based on this evaluation, the Company is not aware of any events or transactions that would require recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 “Generally Accepted Accounting Principles” (previously referred to as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10. Effective October 1, 2009, the Company adopted ASC 105-10 and the adoption did not have any material impact on its consolidated financial position, results of operations or cash flows. We have included references to the Codification, as appropriate, in these consolidated financial statements.

Recently issued accounting pronouncements

In August 2009, the FASB issued ASU 2009-05 which amends Subtopic 820-10 “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach. The provisions of ASU No. 2009-05 are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of ASU No. 2009-05 will be effective for interim and annual periods beginning after August 27, 2009. The Company is currently evaluating the effect of the provisions of the ASU 2009-05 on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have an impact on its results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU 2009-13 (EITF No. 08-1) which amends ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements”. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. The provisions of ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s consolidated financial Statements. The Company does not expect the adoption of this guidance to have an impact on its results of operations, financial condition or cash flows.

In January 2010, the FASB issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for us in fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of fiscal 2012. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s consolidated financial Statements. The Company does not expect the adoption of this guidance to have an impact on its results of operations, financial condition or cash flows.

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

Customer Risk

The Company’s customers are the Indian government, state government, private companies, Indian government owned companies and Chinese steel mills and iron ore traders.   Therefore, our business requires that we continue to maintain a pre-qualified status with our clients so we are not disqualified from bidding on future work.  The loss of a significant client may have an adverse effect on the Company.  Disqualification can occur if, for example, we run out of capital to finish contracts that we have undertaken.

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of raw materials including cement, asphalt, steel, rock aggregate, iron ore and fuel.    The prices and supply of raw materials and fuel depend on factors beyond the control of the Company, including general economic conditions, competition, production levels, transportation costs and import duties.  The Company typically builds contingencies into the contracts, including indexing key commodity prices into escalation clauses.  However, drastic changes in the global markets for raw materials and fuels could affect our vendors, which may create disruptions in delivery schedules that could affect our ability to execute contracts in a timely manner.  We are taking steps to mitigate some of this risk by attempting to control the supply and quality of raw materials.    We do not currently hedge commodity prices on capital markets.

Labor Risk

The building boom in India and the Middle East (India, Pakistan, and Bangladesh export labor to the Middle East) had created pressure on the availability of skilled labor like welders, equipment operators, etc.   This has recently changed with the shortage of financial liquidity and falling oil prices.  However, with the expected increase in infrastructure spending, we expect a shortage of skilled labor.

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Indian government and U.S. securities regulators.  Those obligations relate, among other things, to the Company’s financial reporting, trading activities, capital requirements and the supervision of its employees.   For example, we file our financial statements in three countries under three different Generally Accepted Accounting Standards, (GAAP).  Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance. We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have a negative impact on our future earnings.

Interest Rate Risk

The infrastructure development industry is one in which leverage plays a large role. A typical contract requires that we furnish an earnest money deposit, a performance guaranty, and the ability to discount letters of credit.  Furthermore, most construction contracts demand that we reserve between seven and eleven percent of contract value in the form of bank guaranties and/or deposits.  Finally, as interest rates rise, our cost of capital increases thus impacting our margins.

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

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2005-06	INR 44.18 per USD	INR 44.48 per USD
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD
2009-10	INR 47.91 per USD	INR 44.95 per USD

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of India Globalization Capital, Inc.:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the two years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraphs, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain the various agreements and other supporting documentation with respect to the deconsolidation (referred to in Note 18 to the accounts) of one of the Company’s Indian subsidiaries during the year, except for the legal opinion from a specialist, on which we could not conduct appropriate test for want of supporting evidences as described above. Hence, we are not in a position to express our opinion on the deconsolidation of the Indian subsidiary of the company, the impact of which on the statement of operations is US $ 4,710,838/- on account of loss on dilution and the write off of deferred acquisition cost.

The impact on account of not consolidating the Indian subsidiary’s account in the company’s consolidated financials, due to our inability to express our opinion on deconsolidation for reasons cited above, could not be ascertained as we are unable to get the financials of the deconsolidated subsidiary as on March 31, 2010.

In our opinion, except for the effect of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the deconsolidation, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of India Globalization Capital, Inc. and its subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Yoganandh & Ram,

Chennai, India,

Independent Auditors registered with

Public Company Accounting Oversight Board

Date: 13th July 2010.

Index

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$842,923	$2,129,365
Accounts receivable, net of allowances	4,783,327	9,307,088
Costs and earnings in excess of billings on contracts in progress	-	2,759,632
Inventories	162,418	2,121,837
Advance taxes	119,834	88,683
Deferred income taxes	25,345	-
Dues from related parties	3,114,572	290,831
Prepaid expenses and other current assets	2,054,462	2,801,148
Total current assets	$11,102,881	$19,498,584
Property, plant and equipment, net	1,748,436	6,601,394
Investments in affiliates	8,443,181	-
Investments-others	810,890	-
Accounts receivable	-	2,769,196
Deferred income taxes	4,075,461	898,792
Deposits towards acquisitions	-	332,222
Goodwill	6,146,720	17,483,501
Restricted cash	2,169,939	1,430,137
Other non-current assets	872,184	2,818,687
Total assets	$35,369,692	$51,832,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings and current portion of long term debt	$1,389,041	$3,422,239
Trade payables	1,839,405	462,354
Advance from customers	-	206,058
Accrued expenses	461,259	555,741
Taxes payable	-	76,569
Notes payable	4,120,000	1,517,328
Dues to related parties	149,087	1,214,685
Other current liabilities	149,942	1,991,371
Total current liabilities	$8,108,734	$9,446,345
Long-term debt, excluding current portion	-	1,497,458
Deferred income taxes	-	590,159
Other non-current liabilities	1,107,498	2,440,676
Total liabilities	$9,216,232	$13,974,638

Stockholders' equity:
Common stock — $0001 par value; 75,000,000 shares authorized; 12,989,207 issued and outstanding at March 31, 2010 and 10,091,171 issued and outstanding at March 31, 2009	$1,300	$1,009
Additional paid-in capital	36,805,724	33,186,530
Accumulated other comprehensive income	(2,578,405)	(4,929,581)
Retained earnings (Deficit)	(9,452,000)	(4,662,689)
Total stockholders' equity	$24,776,619	$23,595,269
Non-controlling interest	$1,376,841	$14,262,606
Total liabilities and stockholders' equity	$35,369,692	$51,832,513

The accompanying notes should be read in connection with the financial statements.

Index

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2010	2009

Revenues	$17,897,826	$35,338,725
Cost of revenues	(15,671,840)	(27,179,494)
Gross profit	2,225,986	8,159,231
Selling, General and Administrative expenses	(5,614,673)	(4,977,815)
Depreciation	(603,153)	(873,022)
Operating income (loss)	(3,991,840)	2,308,394
Legal and formation, travel and other startup costs	-	-
Interest expense	(1,221,466)	(1,753,951)
Amortization of debt discount	(356,436)	-
Interest Income	210,097	1,176,017
Other Income	281,782	-
Loss on dilution of stake in Sricon	(2,856,088)	-
Equity in earnings of affiliates	16,446	-
Income before income taxes and minority interest attributable to non-controlling interest	(7,917,505)	1,730,460
Income taxes benefit/ (expense)	3,109,704	(1,535,087)
Net income	(4,807,801)	195,373
Non-controlling interests in earnings of subsidiaries	18,490	(716,949)
Net income / (loss) attributable to common stockholders	$(4,789,311)	$(521,576)
Earnings per share attributable to common stockholders:
Basic	$(0.42)	$(0.05)
Diluted	$(0.40)	$(0.05)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	11,537,857	10,091,171
Diluted	11,958,348	10,091,171

The accompanying notes should be read in connection with the financial statements.

Index

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31,
	2010	2009

Net income / (loss)	$(4,789,311)	$(521,576)
Foreign currency translation adjustments	3,499,767	(4,925,759)
Deconsolidation of Sricon	(1,148,591)
Comprehensive income (loss)	$(2,438,135)	$(5,447,335)

The accompanying notes should be read in connection with the financial statements.

Index

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated	Accumulated Other		Total
	Common Stock		Paid in	Earnings	Comprehensive	Non-Controlling	Stockholders’
	No of Shares	Amount	Capital	(Deficit)	Income/(loss)	Interest	Equity
Balance at March 31, 2008	8,570,107	$857	$31,470,134	$(4,141,113)	$(3,822)	$13,545,656	$40,871,712
Fair value of 425,000 warrants issued to Oliveira Capital, LLC	-	-	403,750	-	-	-	403,750
Issuance of common stock to RedChip Companies at $471 per share	10,000	1	47,098	-	-	-	47,099
Fair value of 200,000 common stock issued to Oliveira Trust	200,000	20	967,980	-	-	-	968,000
Conversion of Warrants to Equity shares – 1,311,064 shares	1,311,064	131	297,568	-	-	-	297,699
Net income / (loss)	-	-	-	(521,576)	-	716,950	195,374
Foreign currency translation adjustments	-	-	-	-	(4,925,759)	-	(4,925,759)
Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$14,262,606	$37,857,875
Stock Option for 1,413,000 grants	-	-	90,996	-	-	-	90,996
Issue of 78,820 common stock to officers and directors	78,820	8	39,402	-	-	-	39,410
Issuance of Common Stock to Red Chip Companies	15,000	2	13,198	-	-	-	13,200
Issuance of 1,599,000 common stock to institutional investors	1,599,000	160	1,638,690	-	-	-	1,638,850
Issue of 530,000 common stock to Bricoleur Capital	530,000	53	712,822	-	-	-	712,875
Issue of 530,000 common stock to Oliveira	530,000	53	586,732	-	-	-	586,785
Interest exp towards of 530000 shares towards Bricoleur Capital loan	-	-	197,412	-	-	-	197,412
Interest exp towards of 530000 shares towards Oliveira loan	-	-	162,408	-	-	-	162,408
Issue of 145,216 common stock under ATM agency agreement	145,216	15	179,874	-	-	(10,484)	169,405
Dividend Option	-	-	(2,340)	-	-	-	(2,340)
Loss on Translation	-	-	-	-	3,499,767	(2,219,698)	1,280,069
Impact of de-consolidation of Sricon	-	-	-	-	(1,148,591)	-	(1,148,591)
Elimination of non-controlling interest pertaining to Sricon	-	-	-	-	-	(10,637,093)	(10,637,093)
Net income for non-controlling interest	-	-	-	-	-	(18,490)	(18,490)
Net income / (loss)	-	-	-	(4,789,311)	-	-	(4,789,311)
Balance at March 31, 2010	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460

The accompanying notes should be read in connection with the financial statements.

Index

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,807,801)	$195,373
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	130,399	450,850
Deferred taxes	(3,283,423)	221,037
Depreciation	385,803	873,022
Non-controlling interest related to de-consolidated subsidiary	(34,744)	-
Loss / (gain) on sale of property, plant and equipment	(3,715)	211,509
Amortization of debt discount	356,437	2,652
Non-cash interest expense	842,494	-
Loss on extinguishment of debt	586,785	-
Loss on dilution of stake in Sricon	2,856,088	-
Deferred acquisition cost written off	1,854,750	-
Equity in earnings of affiliates	(16,446)	-
Changes in:
Accounts receivable	(4,522,214)	(2,725,195)
Unbilled revenue	-	1,484,960
Inventories	1,757,399	(1,001,389)
Prepaid expenses and other current assets	(556,303)	1,099,188
Trade payables	1,508,359	(1,033,319)
Other current liabilities	89,396	(832,556)
Advance from customers	-	(1,311,200)
Other non-current liabilities	(350,540)	(3,155,767)
Non-current assets	251,815	(1,926,571)
Accrued Expenses	-	(922,300)
Interest Receivable – Convertible Debenture	-	277,479
Prepaid/Taxes Payable	-	(21,415)
Net cash used in operating activities	$(2,955,461)	$(8,113,641)

Cash flow from investing activities:
Purchase of property and equipment	(1,198,880)	(2,493,417)
Proceeds from sale of property and equipment	463,825	488,886
Purchase of short term investments	-	698
Investment in non-current investments (joint ventures etc.)	(698,174)	1,395,444
Restricted cash	(567,012)	272,754
Redemption of convertible debenture	-	3,000,000
Deposits towards acquisitions, net of cash acquired	-	220,890
Net cash provided/(used) in investing activities	$(2,000,241)	$2,885,255

Cash flows from financing activities:
Net movement in other short-term borrowings	347,185	(1,215,253)
Proceeds / (repayment) from long-term borrowings	-	696,013
Due to related parties, net	-	583,235
Issuance of equity shares	1,833,780	297,699
Proceeds from notes payable to Bricoleur	2,000,000	-
Net movement in notes payable to Oliveira Capital, LLC	-	(517,324)
Net cash provided/(used) by financing activities	$4,180,965	$(155,630)
Effects of exchange rate changes on cash and cash equivalents	(234,965)	(884,059)
Net increase/(decrease) in cash and cash equivalents	(1,009,702)	(6,268,075)
Cash and cash equivalent at the beginning of the period	1,852,626	8,397,440
Cash and cash equivalent at the end of the period	$842,924	$2,129,365

Supplementary information:
Cash paid for interest	378,972	1,753,952
Cash paid for taxes	12,936	-

Index

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The operations of IGC are based in India. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (IGC-M).  This company in turn operates through four subsidiaries, and one investment in India.   We have an investment ownership of twenty two and three tenths (22.3%) percent of Sricon Infrastructure Private Limited (“Sricon”).  We own seventy seven percent (77%) of Techni Bharathi, Limited (“TBL”).  We also own one hundred percent of IGC India Mining and Trading Private Limited (IGC-IMT), IGC Logistic Private Limited (IGC-L), and IGC Materials Private Limited (IGC-MPL). Through our subsidiaries we operate in the India and China infrastructure industries.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.

The Company’s operations are subject to certain risks and uncertainties, including among others, dependency on India’s economy and government policies, seasonal business factors, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (US GAAP). The financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.

a) India Globalization Capital, Inc.

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

Effective October 1, 2009, we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.  By way of background: As explained in Note 18 (Deconsolidation) on or about March 7, 2008 we consummated the Sricon Acquisition by purchasing 63% for about $29 million (based on an exchange rate of 40 INR for $1 USD).   Subsequently, we borrowed, through an intermediary company, around $17.9 million (based on 40 INR for 1 USD) from Sricon.  Through 2008 and 2009 we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the company as a materials and construction company, with construction activity in our TBL subsidiary and materials activity in our other subsidiaries.  Rather than continue to owe $17.9 million, and more importantly continue to fund two construction companies, we decreased our ownership in Sricon by an amount proportionate to the loan.   As a consequence, our corresponding ownership in Sricon is decreased from 63% to 22.3%, a minority interest.  The accounting of the decrease in ownership, or deconsolidation of Sricon from the balance sheet of IGC, results in shrinking the IGC balance sheet and a one-time charge on the P&L.

Index

b)  Merger and Accounting Treatment

Most of the shares of Sricon and TBL acquired by IGC were purchased directly from the companies.

Our investment in Sricon and the ownership interest of the founders and management of TBL are reflected in our financial statements as “Non-Controlling Interest”.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiary IGC-M, and its direct and indirect subsidiaries (TBL IGC-IMT, IGC-LPL, and IGC-MPL).

IGC’s organizational structure is as follows:

c) Our Securities

We have three securities listed on the NYSE Amex: (1) common stock, $.0001 par value (ticker symbol: IGC), (2) redeemable warrants to purchase common stock (ticker symbol: IGC.WS) and (3) units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).  The units may be separated into common stock and warrants.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00.  The warrants expire on March 3, 2011, or earlier upon redemption.  The registration statement for initial public offering was declared effective on March 2, 2006.  The warrants are exercisable and may be exercised by contacting the Company or the transfer agent Continental Stock Transfer & Trust Company.  We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

Index

On January 9, 2009 we completed an exchange of 11,943,878 public and private warrants for 1,311,064 new shares of common stock. Following the issuance of the shares relating to the warrant exercise, we have 10,091,971 shares of common stock outstanding and 11,855,122 outstanding warrants to purchase shares of common stock.  For details relating to the warrant exercise, see our December 31, 2009 10Q and the Warrant Tender Offer section of this annual report.

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

On October 5, 2009, the Company issued 530,000 new shares of common stock as partial consideration for the exchange of an outstanding promissory note for a new interest free note of $2.1 million with an extended due date of October 10, 2010.

On October 13, 2009, the Company entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC.  Under the ATM Agency Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time.  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices, or as otherwise agreed with Enclave.  We estimate that the net proceeds from the sale of the shares of common stock we are offering will be approximately $3.73 million.  We intend to use the net proceeds from the sale of securities offered for working capital, repayment of indebtedness and other general corporate purposes. For the year ended March 31, 2010 we sold 145,216 shares of our common stock under the ATM Agency Agreement.

On October 16, 2009, the Company issued 530,000 new shares of common stock in a private placement in connection with the sale of a promissory note to an investor.

In November 2009 we sold 3,300 shares of our common stock in a registered at the market offering.  Between January 1, 2010 and May 27, 2010 we sold 445,916 of our common stock in a registered at the market offering.

Following the issuance of the shares in the preceding transactions, we have, as of May 27, 2010, 13,344,207 shares of common stock outstanding, warrants to purchase 11,855,122 shares of common stock outstanding and New Warrants to purchase 258,800 shares of common stock outstanding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of Consolidation:

The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of IGC and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in the consolidated financial statements.

The non-controlling interest disclosed in the accompanying financial statements represents the non-controlling interest in Techno Bharathi Limited (TBL) and Sricon and the profits or losses associated with the non-controlling interest in those operations.

Index

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

b)           Reclassifications

Certain prior year balances have been reclassified to the presentation of the current year.

c)           Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

d)           Revenue Recognition

The majority of the revenue recognized for the year ended March 31, 2010 was derived from the Company’s subsidiaries and as follows:

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. In Government contracting, we recognize revenue when a Government consultant verifies and certifies an invoice for payment.

Revenue from sale of goods is recognized when substantial risks and rewards of ownership are transferred to the buyer under the terms of the contract.

Revenue from construction/project related activity and contracts for supply/commissioning of complex plant and equipment is recognized as follows:

•	Cost plus contracts: Contract revenue is determined by adding the aggregate cost plus proportionate margin as agreed with the customer and expected to be realized.
•
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

Index

e)            Earning per common share:

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution from all potentially dilutive securities such as stock warrants and options.

f)           Income taxes:

Deferred income tax is provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The IGC parent expects to realize sufficient earnings and profits to utilize deferred tax assets as it begins 1) invoicing its subsidiaries for services and 2) establishes iron ore sales contracts with customers in China and other countries.   Recently, the IGC parent reported contracts for the supply of around $200 million of iron ore to customers in China.

g)             Cash and Cash Equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The company maintains its cash in bank accounts in the United States of America, Mauritius, and India which at times may exceed applicable insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The company does not invest its cash in securities that have an exposure to U.S. mortgages.

h)           Restricted cash:

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.

i) Foreign currency transactions:

The functional currency of the Company's Indian subsidiaries is the Indian Rupee. Our financial statements reporting currency is the United States Dollar. Operating and capital expenditures of the Company's subsidiaries located in India are denominated in their local currency which is the currency most compatible with their expected economic results.

All transactions and account balances are recorded in the local currency. The Company translates the value of these local currency denominated assets and liabilities into U.S. dollars at the rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). The local currency denominated statement of income amounts are translated into U.S. dollars using the average exchange rates in effect during the period. Realized foreign currency transaction gains and losses are included in the consolidated statements of income. The Company's Indian subsidiaries do not operate in "highly inflationary" countries.

j)           Accounts receivable:

Accounts receivables are recorded at the invoiced amount, taking into consideration any adjustments made by Government consultants who verify and certify construction and material invoices.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables. The company did not recognize any bad debt during the year ended March 31, 2010 and 2009 respectively.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

Accounts receivable as at March 31, 2010 consists of receivables amounting to $1,635,231 representing 35% of the total invoice due on account of export of low grade iron ore to China. With respect to the shipment which happened in February 2010, due to some sudden regulatory changes in China, the company could not realize the said receivable within stipulated contract time and is presently pursuing the matter.

Index

k)           Accounts Receivable – Long Term:

This is typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time.

l)            Inventories:

Inventories primarily comprise of finished goods, raw materials, work in progress, stock at customer site, stock in transit, components and accessories, stores and spares, scrap and residue.  Inventories are stated at the lower of cost or estimated net realizable value.

The cost of various categories of inventories is determined on the following basis:

•	Raw material is valued at weighed average of landed cost (purchase price, freight inward and transit insurance charges).
•	Work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and production overheads.
•	Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first out basis.

m)           Investments:

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs.  The Company's equity in the earnings/(losses) of affiliates is included in the statement of income and the Company's share of net assets of affiliates is included in the balance sheet.

n)           Property, Plant and Equipment (PP&E):

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of assets are as follows:

Buildings	25 years
Plant and machinery	20 years
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Vehicles	5 years

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

o)           Fair Value of Financial Instruments

At March 31, 2010 and 2009, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

Index

p)           Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily comprised of cash and cash equivalents, investments, derivatives, accounts receivable and unbilled accounts receivable. The Company places its cash, investments and derivatives in highly-rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral.

At March 31, 2010, four clients accounted for approximately 68% of gross accounts receivable. At March 31, 2009, four clients accounted for 79% of gross accounts receivable. During the fiscal year ended March 31, 2010, sales to six clients accounted for 76% of the Company's revenue.

q)           Policy for Goodwill / Impairment

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

r)           Impairment of long – lived assets

The company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings and material adverse changes in the economic climate.  For assets that the company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.  For assets the company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets.  Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows.

s)           Recently adopted accounting pronouncements

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

Index

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

In April 2009, the FASB issued the following three ASCs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

ASC 820-10-65 “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 157-4,  “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) provides additional guidance for estimating fair value in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as  SFAS No. 157) when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 820-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

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

Index

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

In June 2009, the FASB issued ASC 105-10 “Generally Accepted Accounting Principles” (previously referred to as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10. Effective October 1, 2009, the Company adopted ASC 105-10 and the adoption did not have any material impact on its consolidated financial position, results of operations or cash flows. We have included references to the Codification, as appropriate, in these consolidated financial statements.

t)           Recently issued accounting pronouncements

In August 2009, the FASB issued ASU 2009-05 which amends Subtopic 820-10 “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach. The provisions of ASU No. 2009-05 are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of ASU No. 2009-05 will be effective for interim and annual periods beginning after August 27, 2009. The Company is currently evaluating the effect of the provisions of the ASU 2009-05 on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have an impact on its results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU 2009-13 (EITF No. 08-1) which amends ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements”. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. The provisions of ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s consolidated financial Statements. The Company does not expect the adoption of this guidance to have an impact on its results of operations, financial condition or cash flows.

Index

In January 2010, the FASB issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for us in fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of fiscal 2012. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s consolidated financial Statements. The Company does not expect the adoption of this guidance to have an impact on its results of operations, financial condition or cash flows.

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2010	2009

Prepaid expenses	$52,087	$372,357
Advances to suppliers	1,231,771	1,831,998
Security and other Deposits	414,166	596,793
Discount on issuances of debt	356,438	-
	$2,054,462	$2,801,148
Other Non-current assets consist of the following	As of March 31,
	2010	2009

Sundry debtors	$268,145	$771,076
Other advances	604,039	2,047,611
	$872,184	$2,818,687

Index

NOTE 5 – SHORT-TERM BORROWINGS

Short term borrowings and current portion of long-term debt consist of the following:
	As of March 31,
	2010	2009

Secured liabilities	$1,087,775	$2,502,105
Unsecured liabilities	301,266	249,022
	$1,389,041	$2,751,127
Add:
Current portion of long term debt	-	671,112
	$1,389,041	$3,422,239

The above debt is secured by hypothecation of materials, stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three India based directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives. The average interest rate was 12% to 14% for the year ended March 31, 2010.

Unsecured liabilities stated above include $261,222 due to the promoters of TBL. The Company disputes this liability and is currently negotiating with the promoters for a settlement.

NOTE 6 – NOTES PAYABLE

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

The exchange or modification of the old loan was a substantial modification determined in accordance with ASC 470-50, “Modifications and Extinguishments”, (previously referred to as EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments). Thus the Company recorded $586,785 as loss on exchange or extinguishment of the old debt in the income statement during the year ended March 31, 2010.

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

Index

The Company in accordance with ASC 835-30, “Imputation of Interest”, (previously referred to as APB 21, Interest on Receivables and Payables), and drawing inference from ASC 815-40, “Contracts in Entity’s Own Equity”, (previously referred to as EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), allocated the proceeds based on the relative fair value of the various components of the transaction and allocated such proceeds on a pro-rata basis, based on those separately determined fair values. Accordingly, the Company recorded $712,874 as discount on issue of debt, which will equitably be amortized over the period of the loan. In the current year, the Company amortized discount amounting to $356,436.

The Company’s total interest expense was $1,221,466 for the year ended March 31, 2010.  No interest was capitalized by the Company for the year ended March 31, 2010.

NOTE 7 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:
	As of March 31,
	2010	2009

Statutory dues payable	$35,734	$-
Employee related liabilities	90,207	1,130,552
Other liabilities	24,001	860,819
	$149,942	$1,991,371

Other non-current liabilities consist of the following:
	As of March 31,
	2010	2009

Sundry creditors	$1,107,498	$1,188,480
Provision for expenses	-	1,252,196
	$1,107,498	$2,440,676

NOTE 8 – LONG-TERM DEBT

Long term debt consists of the following:

	As of March 31,
	2010	2009

Secured	$-	$-
Term loans	-	2,168,570
	-	2,168,570
Less:
Current portion of long term debt	-	671,112
	$-	$1,497,458

Index

The secured loans are collateralized by:

o	Unencumbered Net Asset Block of the Company
o	Equitable mortgage of properties owned by promoter directors/ guarantors
o	Term Deposits
o	Hypothecation of receivables, assignment of toll rights, machineries and vehicles and collaterally secured by deposit of title deeds of land
o	First charge on Debt-Service Reserve Account

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 10 – GOODWILL

The movement in goodwill balance is given below:

	As of March 31,
	2010	2009

Balance at the beginning of the period	$17,483,501	$17,483,501
Elimination on deconsolidation of Sricon	(10,576,123)	-
Effect of foreign exchange translation	(760,658)	-
	$6,146,720	$17,483,501

NOTE 11 — RELATED PARTY TRANSACTIONS

From inception to March 31, 2009, $50,000 was paid to SJS Associates for Mr. Selvaraj’s services.  We entered into an agreement with SJS Associates on substantially the same terms subsequent to the stockholder’s approval of the acquisitions of Sricon and TBL.  As a result of the new agreement, an additional $3,871 was accrued as due to SJS Associates for the period between March 8, 2008 and March 31, 2008.  This was paid to SJS Associates in the Company’s 2009 fiscal year. For the year ended March 31, 2010, $60,342 was paid to SJS Associates for Mr. Selvaraj’s services, which included compensation expenses and travel per-diem. There was no balance receivable or payable to/from this party as at March 31, 2010.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. From inception to March 31, 2009, $144,000 was accrued and paid and for the year ended March 31, 2010, $50,000 (paid $50,000) was incurred in respect of IGN, LLC.  During March of 2008, the Company and IGN, LLC agreed to continue the agreement on a month-to-month basis. There was no balance receivable or payable to/from this party as at March 31, 2010.

Index

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board Directors is a Partner with ELP.  Since inception to March 31, 2009, the Company has incurred $186,303 (Zero for the year ended March 31, 2010) for legal services provided by ELP. There was no balance receivable or payable to/from this party as at March 31, 2010.

The Company, specifically one of the subsidiaries of the Company – TBL, has a receivable from Sricon, an affiliate of the Company amounting to $3,114,572. This amount was advanced to Sricon in order to fund a contract in the years ended March 31, 2008 and March 31, 2009 and the same has not been confirmed.

Dues to related parties is primarily on account of dues to Master Aerospace Consultants – a company in which one of the directors is interested – amounting to $149,087.

NOTE 12 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made during year ended March 31, 2010.

NOTE 13 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of March 31,
	2010	2009

Land	$10,870	$34,234
Buildings	172,935	230,428
Plant and machinery	3,253,444	9,374,001
Furniture and fixtures	88,860	127,680
Computer equipment	209,012	261,099
Vehicles	478,749	740,886
Leasehold improvements	-	139,185
Office equipment	161,680	160,728
Capital work-in-progress	136,440	13,063
	4,511,990	$11,081,304.00
Less: Accumulated depreciation	(2,763,554)	(4,479,910)
	$1,748,436	$6,601,394

Depreciation and amortization expense for the fiscal years ended March 31, 2010 and March 31, 2009 was $603,153 and $873,202, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

Index

NOTE 14 - INVESTMENT ACTIVITIES

No significant investment activities occurred during the year ended March 31, 2010.

NOTE 15 — COMMON STOCK

See Securities Section.

NOTE 16 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation”, (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of March 31, 2010, the Company granted 78,820 shares of common stock and 1,413,000 stock options, to its directors and employees.   The options vested immediately.  The exercise price of the options was $1.00 per share, and the options will expire on May 13, 2014.  The fair value of the stock was $39,410 on the date of grant and the fair value of the stock options was $90,997.  Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the year ended March 31, 2010 is $130,407. As of March 31, 2010 under the 2008 Omnibus Plan, 471,045 options remain issuable under the plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded during the year ended March 31, 2010 and 2009:

	Year ended March 31,
	2010	2009
Expected life of options	5 years	Nil
Vested options	100%	Nil
Risk free interest rate	1.98%	Nil
Expected volatility	35.35%	Nil
Expected dividend yield	Nil	Nil

The volatility estimate was derived using historical data for the IGC stock and for public companies in the infrastructure industry.

NOTE 17 – EMPLOYEE BENEFITS

Gratuity In accordance with applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. The Company provides the gratuity benefit through annual contributions to a fund managed by the Life Insurance Corporation of India (LIC). Under this plan, the settlement obligation remains with the Company, although the Life Insurance Corporation of India administers the plan and determines the contribution premium required to be paid by the Company.

Index

As of March 31,
2010
Change in the benefit obligation
Projected Benefit Obligation (PBO) at the beginning of the year	-
Service cost	22,833
Interest cost	-
Benefits paid	-
Actuarial loss/(gain)	-
PBO at the end of the year	22,833

Funded status	(22,833)

Net gratuity cost for the years ended March 31, 2010 and 2009 included:

Year ended March 31,
2010
Service cost	22,833
Interest cost	-
Expected return on assets	-
Net gratuity cost	22,833

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

Year ended March 31,
2010
Discount rate	8.65%
Rate of increase in compensation levels	8.00%

Index

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

Accumulated benefit obligation was $13,085 as of March 31, 2010.

As of March 31,
2010
Expected contribution during the year ending March 31, 2011	$3,582
Expected benefit payments for the years ending March 31:
2012	1,023
2013	1,046
2014	1,468
2015	8,164
Thereafter	13,135

Provident fund. In addition to the above benefits, all employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

The Company recognized an expense of $16,446 and $54,407 towards contribution to various defined contribution and benefit plans during the years ended March 31, 2010 and March 31, 2009 respectively.

NOTE 18 - DECONSOLIDATION

Effective October 1, 2009, we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.  On or about March 7, 2008 we consummated the Sricon Acquisition by purchasing 63% for $28,690,266 (based on an exchange rate of 40 INR for 1 USD).   Subsequently, we effectively borrowed, through an intermediary company, $17,900,000 (based on 40 INR for 1 USD) from Sricon.  Through 2008 and 2009 we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the company as a materials and construction company; with construction activity in our TBL subsidiary and materials activity in our other subsidiaries. As a consequence, we no longer owe $17,900,000 and our corresponding ownership in Sricon is decreased from 63% to 22.3%, a minority interest.  The accounting of the decrease in ownership, or deconsolidation of Sricon from the balance sheet of IGC, results in shrinking the IGC balance sheet and a one-time charge on the P&L.

The equity dilution of 40.715% resulted in a consideration of $17,900,000. Following the guidance under ASC 810-10, the parent derecognized the assets, liabilities and equity components (including the amounts previously recognized in other comprehensive income) related to Sricon.  IGC recorded a loss of $785,073 and further reclassified an accumulated AOCI loss of $2,098,492 in the income statement as a result of the dilution.  Deferred acquisition costs related to Sricon amounted to $1,854,750, which were subsequently recorded in the income statement for the Fiscal Year that ended March 31, 2010.

The Company has accounted for its remaining 22.3% interest in Sricon by the equity method. The carrying value of the investment in Sricon as of March 31, 2010, was $8,443,181.  The Company’s equity in the income of Sricon for the period ended March 31, 2010 was $16,446.

Index

NOTE 19 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31, consists of the following:

	Year ended March 31,
	2010	2009
Current taxes
Federal	$-	$61,355
Foreign	92,310	1,396,248
State	-	-
	$92,310	$1,457,603.00

	Year ended March 31,
	2010	2009
Deferred taxes
Federal	$(2,947,845)	$10,322
Foreign	113,464	95,824
State	(367,633)	-
	$(3,202,014)	$106,146
Net tax provision	$(3,109,704)	$1,563,750

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	Year ended March 31,
	2010	2009
Deferred tax expense (benefit)	$(550,254)	$(183,129)
Net operating loss carry forward	(1,999,512)	-
Foreign Tax Credits	(544,207)	-
Interest income deferred for reporting purposes	-	-
Difference between accrual accounting for reporting purposes and cash accounting for tax purposes	-	599,802
Less: Valuation Allowance	108,041	(108,041)
Net deferred tax asset	$(3,202,014)	$308,633

Index

The total tax provision for income taxes for year ended March 31, 2010 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	Year ended March 31,
	2010	2009
Statutory Federal income tax rate	(34.0)%	34.0%
State tax benefit net of federal tax	(5.4)%	-
Loss on dilution of stake in Sricon	(43.6)%	-
Effective income tax rate	(83.0)%	34.0%

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	Year ended March 31,
	2010	2009
Current deferred tax liabilities (assets):
Vacation Pay	$(25,345)	$-
Valuation allowance	-	-
Net current deferred tax liabilities (assets)	$(25,345)	$-

Noncurrent deferred tax assets (liabilities):
Startup Costs	$(921,378)	$(989,266)
Deferred Acquisition Costs	(731,606)	-
Property, plant and equipment	121,242	572,592
Foreign Tax Credits	(544,207)	-
Net Operating Losses	(1,999,512)	-
Valuation allowance	-	108,041
Non-Current net deferred tax assets	$(4,075,461)	$(308,633)

Index

The valuation allowance at March 31, 2010 and 2009 was Nil and $108,041, respectively.  The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.  The valuation allowance was not increased despite a large loss in year ended December 31, 2010.  Contracts were executed in June of 2010 in the amount of $200 million over 5 years, which represents the largest contract acquisitions in the company’s history.  As a result, it is more likely than not that the net deferred tax assets may be realized over the life of the newly acquired contracts.  The following illustrates the impact of these contracts over time and planned utilization of existing deferred tax credits:

	Year ended March 31,
	2010	2009	2008
Past revenue results	$17,897,826	$35,338,725	$2,188,018
Annual Increase in revenue	40,000,000	40,000,000	40,000,000
Percentage increase in revenue	223%	113%	1,828%
Expected operations margin	7%	7%	7%

	Year ended March 31,
	2011	2012	2013
Annual Increase in revenue	$40,000,000	$40,000,000	$40,000,000
Expected operations margin	7%	7%	7%
Expected taxable income	2,352,797	2,819,463	2,819,463
Projected increase in tax expense	799,951	958,618	958,618
Projected foreign tax credits utilized	(544,207)	N/A	N/A
Projected NOL’s utilized	(156,582)	(859,456)	(859,456)
Other deferred assets utilized	(99,162)	(99,162)	(99,162)

	Year ended March 31,
	2014	2015	2016
Annual Increase in revenue	$40,000,000	$40,000,000	$40,000,000
Expected operations margin	7%	7%	7%
Expected taxable income	2,819,463	2,819,463	2,819,463
Projected increase in tax expense	958,618	958,618	958,618
Projected foreign tax credits utilized	N/A	N/A	N/A
Projected NOL’s utilized	(124,018)	N/A	N/A
Other deferred assets utilized	(99,162)	(99,162)	(99,162)

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carry-forwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carry forwards and certain recognized built-in losses. As of March 31, 2010, the Company does not appear to have had an ownership change for Section 382 purposes.

Index

NOTE 20: SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") on deciding on how to allocate resources and in assessing performance. The Company's CODM is considered to be the Company's chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

NOTE 21: RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2010, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.   The UPO issued to the underwriters (1,500,000 shares) is not considered as the strike price for the UPO is “out of the money” at $6.50 per share.  The historical weighted average per share, for our shares, through March 31, 2010, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as at March 31, 2010 used for the computation of basic EPS is 11,537,857. The calculations for fully diluted shares include 476,644 shares and exclude 13,060,278 shares from the fully diluted EPS computations.

NOTE 22 - SUBSEQUENT EVENTS

On April 5, 2010 IGC announced that it received a notice of non-compliance under section 704 of the NYSE-AMEX exchange company guide, for failure to conduct an annual meeting of the shareholders for 2009.  The Exchange determined that we made a reasonable demonstration of an ability to regain compliance with the continued listing standards and they therefore granted us an extension to regain compliance with Section 704 by September 30, 2010.   On April 16, 2010 IGC announced the addition of a General Manager to manage the rock aggregate and logistics business.  On April 27, 2010, IGC announced a $160 million contract, over five years, for the supply of iron ore to a customer in China.   On May 27, 2010 IGC announced a $35 million contract for the supply of iron ore to a customer in China.  On June 17, 2010 IGC announced a $945 thousand contract for the supply of rock aggregate to an Indian road developer.

Index

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

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, March 31, 2010.  Based upon that evaluation, the Company’s CEO and  PAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2010 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

No  change  in  the Company's internal control over financial reporting occurred during the year ended March 31, 2010, that materially affected, or is reasonably likely  to  materially  affect,  the  Company's  internal control over financial reporting.

The Company’s management, including the Company’s CEO and PAO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2010.

Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2010.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2010.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a) Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	Amended and Restated Articles of Incorporation. (1)
3.2	By-laws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Form of Purchase Option to be granted to the Representative. (1)
10.1	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ram Mukunda. (4)
10.2	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and John Cherin. (4)
10.3	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ranga Krishna. (4)
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
10.5	Promissory Note issued by the Registrant to Ram Mukunda. (2)
10.5.1	Extension of Due Date of Promissory Note issued to Ram Mukunda. (2)
10.6	Form of Stock and Unit Escrow Agreement among the Registrant, Ram Mukunda, John Cherin and Continental Stock Transfer & Trust Company. (2)
10.7	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders. (3)
10.8	Form of Unit Purchase Agreement among Ferris, Baker Watts, Inc. and one or more of the Initial Stockholders. (5)
10.9	Form of Office Service Agreement between the Registrant and Integrated Global Networks, LLC. (5)
10.10	Amended and Restated Letter Advisory Agreement between the Registrant, Ferris, Baker Watts, Inc. and SG Americas Securities, LLC. (5)
10.11	Form of Letter Agreement between Ferris, Baker Watts, Inc. and certain officers and directors of the Registrant. (4)
10.12	Form of Letter Agreement between Ferris, Baker Watts, Inc. and each of the Special Advisors of the Registrant. (4)
10.13	Form of Letter Agreement between the Registrant and certain officers and directors of the Registrant. (4)
10.14	Form of Letter Agreement between the Registrant and each of the Special Advisors of the Registrant. (4)
10.15	Promissory Note issued by the Registrant to Ranga Krishna. (2)
10.15.1	Extension of Due Date of Promissory Note issued to Ranga Krishna. (2)
10.16	Form of Promissory Note to be issued by the Registrant to Ranga Krishna. (2)
10.17	Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons “named as Promoters therein”. (6)

10.18	Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (6)
10.19	Note and Warrant Purchase Agreement dated February 5, 2007 by and among India Globalization Capital, Inc. and Oliveira Capital, LLC. (6)
10.20	Promissory Note dated February 5, 2007 in the initial principal amount for $3,000,000 issued by India Globalization Capital, Inc. to Oliveira Capital, LLC. (6)
10.21	Warrant to Purchase Shares of Common Stock of India Globalization Capital, Inc. issued by India Globalization Capital, Inc. to Oliveira Capital, LLC. (6)
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

10.24	Contract Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL. (7)
10.25	First Amendment dated August 20, 2007 to Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL. (8)
10.26	Share Subscription Cum Purchase Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (9).
10.27	Shareholders Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein. (9)
10.28	Share Purchase Agreement dated September 21, 2007 by and between India Globalization Capital, Inc. and Odeon Limited. (9)
10.29	Share Subscription Cum Purchase Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (9)
10.30	Shareholders Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (9)
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
10.42
Second Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on January 14, 2008 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (12)

10.43
Letter Agreement dated January 8, 2008 by and among India Globalization Capital, Inc., Odeon Limited, and Techni Bharathi Limited with respect to the Share Purchase Agreement dated September 21, 2007 by and among India Globalization Capital, Inc. and Odeon Limited. (12)

10.44	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated as of March 8, 2008. (13)
10.45	2008 Omnibus Incentive Plan. (14)
10.46	Note and Share Purchase Agreement dated as of September 30, 2008, by and among India Globalization Capital, Inc. and Steven M. Oliveira 1998 Charitable Remainder Unitrust (15)
10.47	Registration Rights Agreement dated September 30, 2008 by and among India Globalization Capital, Inc. and the persons named as Investors therein. (15)
10.48	Note and Share Purchase Agreement dated as of October 5, 2009, by and among India Globalization Capital, Inc. and Steven M. Oliveira 1998 Charitable Remainder Unitrust (16)
10.49	Unsecured Promissory Note dated as of October 5, 2009 in the principal amount of $2,120,000 issued by the Company to the Steven M. Oliveira 1998 Charitable Remainder Unitrust. (16)
10.50	Note and Share Purchase Agreement dated as of October 16, 2009 between the Company and Bricoleur Partners, L.P. (17)
10.51	Unsecured Promissory Note dated as of October 16, 2009 in the principal amount of $2,000,000 issued by the Company to Bricoleur Partners, L.P. (17)
10.52	Registration Rights Agreement dated as of October 16, 2009 between the Company and Bricoleur Partners, L.P. (17)
10.53	Form of Securities Purchase Agreement dated as of September 14, 2009 by and among India Globalization Capital, Inc. and the investors named therein (18)
10.54	Amendment No. 1 dated as of October 30, 2009 to Securities Purchase Agreement by and among India Globalization Capital, Inc. and the investors named therein.(19)
10.55	ATM Agency Agreement, dated as of October 13, 2009, by and between India Globalization Capital, Inc. and Enclave Capital LLC (20)
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on September 22, 2006.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on February 14, 2006.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as originally filed on May 13, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on July 11, 2005.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on March 2, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on February 12, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 2, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on August 23, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 27, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on December 27, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 7, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 16, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 23, 2008.
(14)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 333-124942), as originally filed on February 8, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 6, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 8, 2009.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 21, 2009.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 17, 2009.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162857), as originally filed on December 18, 2009
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 13, 2009.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 14, 2010	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 14, 2010	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2010	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: July 14, 2010	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 14, 2010	By:	/s/ Ram Mukunda,
Ram Mukunda
Director

Date: July 14, 2010	By:	/s/ Richard Prins
Richard Prins
Director