Form 10-Q
period 2010-06-30
India Globalization Capital, Inc.
filed 2010-08-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large Accelerated Filer ☐                                                                                                                         Accelerated Filer ☐
Non-Accelerated Filer☐ (Do not check if a smaller reporting company)            Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of - June 30, 2010
Common Stock, $.0001 Par Value	13,394,207

India Globalization Capital, Inc. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

PART I – Financial Information

Item 1.  Financial Statements

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2010 (unaudited)	March 31, 2010 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$602,257	$842,923
Accounts receivable, net of allowances	5,643,771	4,783,327
Inventories	185,006	162,418
Advance taxes	41,452	119,834
Deferred income taxes	561,951	25,345
Dues from related parties	3,016,476	3,114,572
Prepaid expenses and other current assets	840,664	2,054,462
Total current assets	$10,891,577	$11,102,881
Goodwill	5,953,353	6,146,720
Property, plant and equipment, net	1,598,106	1,748,436
Investments in affiliates	8,443,181	8,443,181
Investments-others	947,420	810,890
Deferred income taxes	4,015,925	4,075,461
Restricted cash	1,875,096	2,169,939
Other non-current assets	1,049,439	872,184
Total assets	$34,774,097	$35,369,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$973,441	$1,389,041
Trade payables	1,439,284	1,839,405
Accrued expenses	409,225	461,259
Notes payable	4,120,000	4,120,000
Dues to related parties	144,366	149,087
Other current liabilities	363,124	149,942
Total current liabilities	$7,449,440	$8,108,734
Other non-current liabilities	1,146,352	1,107,498
Total liabilities	$8,595,792	$9,216,232

Stockholders' equity:
Common stock — $.0001 par value; 75,000,000 shares authorized; 13,394,207 issued and outstanding as of June 30, 2010 and 12,989,207 issued and outstanding as of March 31, 2010	$1,340	$1,300
Additional paid-in capital	37,816,125	36,805,724
Accumulated other comprehensive income	(2,929,003)	(2,578,405)
Retained earnings (Deficit)	(10,043,174)	(9,452,000)
Total stockholders' equity	$24,845,288	$24,776,619
Non-controlling interest	$1,333,017	$1,376,841
Total liabilities and stockholders' equity	$34,774,097	$35,369,692

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2010	2009

Revenues	$1,128,411	$2,723,342
Cost of revenues	(983,380)	(1,792,329)
Gross profit	145,031	931,013
Selling, general and administrative expenses	(580,896)	(730,814)
Depreciation	(96,444)	(208,343)
Operating income (loss)	(532,309)	(8,144)
Interest expense	(213,098)	(411,482)
Amortization of debt discount	(179,910)	-
Interest income	62,887	66,599
Other income, net	(150,467)	-
Income before income taxes and minority interest attributable to non-controlling interest	(1,012,897)	(353,027)
Income taxes benefit/ (expense)	421,683	(106,416)
Net income/(loss)	(591,214)	(459,443)
Non-controlling interests in earnings of subsidiaries	40	(76,554)
Net income / (loss) attributable to common stockholders	$(591,174)	$(535,997)
Earnings per share attributable to common stockholders:
Basic	$(0.05)	$(0.05)
Diluted	$(0.04)	$(0.05)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	13,256,427	10,169,991
Diluted	13,803,476	10,366,855

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,
	2010	2009

Net income / (loss)	$(591,174)	$(535,997)
Foreign currency translation adjustments	(350,598)	1.246,423
Comprehensive income (loss)	$(941,772)	$728,426

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional	Accumulated	Accumulated Other		Total
	Common Stock		Paid in	Earnings	Comprehensive	Non-Controlling	Stockholders’
	No of Shares	Amount	Capital	(Deficit)	Income/(loss)	Interest	Equity
Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$14,262,606	$37,857,875
Stock Option for 1,413,000 grants	-	-	90,996	-	-	-	90,996
Issue of 78,820 common stock to officers and directors	78,820	8	39,402	-	-	-	39,410
Issuance of Common Stock to Red Chip Companies	15,000	2	13,198	-	-	-	13,200
Issuance of 1,599,000 common stock to institutional investors	1,599,000	160	1,638,690	-	-	-	1,638,850
Issue of 530,000 common stock to Bricoleur Capital	530,000	53	712,822	-	-	-	712,875
Issue of 530,000 common stock to Oliveira	530,000	53	586,732	-	-	-	586,785
Interest exp. towards of 530000 shares towards Bricoleur Capital loan	-	-	197,412	-	-	-	197,412
Interest exp. towards of 530000 shares towards Oliveira loan	-	-	162,408	-	-	-	162,408
Issue of 145,216 common stock under ATM agency agreement	145,216	15	179,874	-	-	(10,484)	169,405
Dividend Option	-	-	(2,340)	-	-	-	(2,340)
Loss on Translation	-	-	-	-	3,499,767	(2,219,698)	1,280,069
Impact of de-consolidation of Sricon	-	-	-	-	(1,148,591)	-	(1,148,591)
Elimination of non-controlling interest pertaining to Sricon	-	-	-	-	-	(10,637,093)	(10,637,093)
Net income for non-controlling interest	-	-	-	-	-	(18,490)	(18,490)
Net income / (loss)	-	-	-	(4,789,311)	-	-	(4,846,842)
Balance at March 31, 2010 (audited)	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460
Issuance of common stock	405,000	40	828,151	-	-	-	828,191
Amortization of interest in debt	-	-	179,910	-	-	-	179,910
Dividend Option Reversed	-	-	2,340	-	-	-	2,340
Loss on Translation	-	-	-	-	(350,598)	(43,784)	(394,382)
Net income for non-controlling interest	-	-	-	-	-	(40)	(40)
Net income / (loss)	-	-	-	(591,174)	-	-	(591,174)
Balance at June 30, 2010 (unaudited)	13,394,207	$1,340	$37,816,125	$(10,043,174)	$(2,929,003)	$1,333,017	$26,178,305

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(591,174)	$(535,997)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	-	130,407
Deferred taxes	(474,871)	43,652
Depreciation	96,444	208,343
Non-controlling interest	(40)	76,554
Amortization of debt discount	179,990	241,338
Unrealized exchange differences	150,836	-
Changes in:
Accounts receivable	(1,027,077)	(694,938)
Unbilled revenue	-	201,320
Inventories	(28,140)	(313,371)
Prepaid expenses and other current assets	1,260,845	400,838
Trade payables	(347,725)	855,373
Other current liabilities	219,623	(999,117)
Other non-current liabilities	75,054	(204,983)
Non-current assets	(203,761)	94,577
Accrued Expenses	(52,209)	26,109
Net cash used in operating activities	$(743,977)	$(469,895)

Cash flow from investing activities:
Purchase of short term investments	(164,223)	-
Restricted cash	230,200	(241,995)
Net cash provided/(used) in investing activities	$65,977	$(241,995)

Cash flows from financing activities:
Net movement in other short-term borrowings	(374,614)	559,636
Proceeds / (repayment) from long-term borrowings	-	(644,528)
Due to related parties, net	-	(247,459)
Issuance of equity shares	828,991	-
Net cash provided/(used) by financing activities	$454,377	(332,351)
Effects of exchange rate changes on cash and cash equivalents	(18,735)	37,809
Net increase/(decrease) in cash and cash equivalents	(240,666)	(1,006,431)
Cash and cash equivalent at the beginning of the period	842,923	2,129,365
Cash and cash equivalent at the end of the period	$602,257	$1,122,933

Supplementary information:
Cash paid for interest	$16,513	-
Cash paid for taxes	Nil	-

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The operations of India Globalization Capital Inc. (‘IGC’) are based in India. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (‘IGC-M’).  This company in turn operates through four subsidiaries, and one investment in India.   We have an investment ownership of twenty two and three tenths (22.3%) percent of Sricon Infrastructure Private Limited (“Sricon”).  We own seventy seven percent (77%) of Techni Bharathi, Limited (“TBL”).  We also own 100% of IGC India Mining and Trading Private Limited (IGC-IMT), IGC Logistic Private Limited (IGC-L), and IGC Materials Private Limited (IGC-MPL). Through our subsidiaries we operate in the India and China infrastructure industries.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.

The accompanying consolidated financial statements have been prepared in conformity with the Generally Accepted Accounting Principles in United States (US GAAP). The financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.

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

Effective October 1, 2009, we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.   As explained in Note 13 (Deconsolidation) on March 7, 2008 we consummated the Sricon Acquisition by purchasing 63% for approximately $29 million (based on an exchange rate of 40 INR for $1 USD).   Subsequently, we borrowed, through an intermediary company, around $17.9 million (based on 40 INR for 1 USD) from Sricon.  Through 2008 and 2009 we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the company as a materials and construction company, with construction activity in our TBL subsidiary and materials activity in our other subsidiaries.  Subsequently, we decreased our ownership in Sricon by an amount proportionate to the loan.   As a consequence, our corresponding ownership in Sricon is decreased from 63% to 22.3%, a minority interest.

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

On May 13, 2009 we granted 78,820 shares of common stock to our directors and employees.   On July 13, 2009, we issued 15,000 shares of common stock to RedChip Companies Inc. for services rendered.

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

During the three months ended June 30, 2010 we have further issued 405,000 new shares of common stock. Out of this, 395,000 shares were issued under the ATM agency agreement referred to above. Further 10,000 shares of common stock were issued on the exercise of warrants by one of the investors.

Following the issuance of the shares in the preceding transactions, we have, as of June 30, 2010, 13,394,207 shares of common stock outstanding, warrants to purchase 11,855,122 shares of common stock outstanding and New Warrants to purchase 248,800 shares of common stock outstanding. Further as explained in Note 12 below, the Company has also issued 1,413,000 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as at June 30, 2010.

d) Unaudited Interim Financial Statements

The unaudited consolidated balance sheet as of June 30, 2010, consolidated statements of operations and cash flows for the three months ended June 30, 2010 and 2009 and consolidated statements of stockholders’ equity (deficit) for the three months ended June 30, 2010 include the accounts of the Company and its subsidiaries. The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

c) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

d) Revenue Recognition

The majority of the revenue recognized for the three month period ended June 30, 2010 was derived from the Company’s subsidiaries and as follows:

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

f) Income taxes:

Deferred income tax is provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The IGC parent expects to realize sufficient earnings and profits to utilize deferred tax assets as it begins (1) invoicing its subsidiaries for services and (2) establishes iron ore sales contracts with customers in China and other countries.

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

j) Accounts receivable:

Accounts receivables are recorded at the invoiced amount, taking into consideration any adjustments made by Government consultants who verify and certify construction and material invoices.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables. The company did not recognize any bad debt for the three months ended June 30, 2010 and 2009 respectively.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

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

The Cost of various categories of inventories is determined on the following basis:

•	Raw Material are valued at weighed average of landed cost (purchase price, freight inward and transit insurance charges).
•	Work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and production overheads.
•	Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first out basis.

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

o) Fair Value of Financial Instruments

At June 30, 2010 and March 31, 2010, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

At June 30, 2010, seven clients accounted for approximately 93% of gross accounts receivable. At March 31, 2010, four clients accounted for approximately 68% of gross accounts receivable.

q) Goodwill / Impairment

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

In August 2009, the FASB issued ASU 2009-05 which amends Subtopic 820-10 “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach. The provisions of ASU No. 2009-05 are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of ASU No. 2009-05 will be effective for interim and annual periods beginning after August 27, 2009. Effective April 1, 2010, the Company adopted this pronouncement and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

t) Recently issued accounting pronouncements

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

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets. This Accounting Standards Update” which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial condition or cash flows.

In January 2010, the FASB issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for us in fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of fiscal 2012. The Company is currently evaluating the effect of adoption of these provisions on the Company’s consolidated financial Statements. The Company does not expect the adoption of this guidance to have an impact on its results of operations, financial condition or cash flows.

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	As of
	June 30, 2010	March 31, 2010

Prepaid expenses	$405,930	$52,087
Advances to suppliers	161,236	1,231,771
Discount on issuances of debt	178,220	414,166
Deposits and other current assets	95,278	356,438
	$840,664	$2,054,462

Other non-current assets consist of the following:
	As of
	June 30, 2010	March 31, 2010

Sundry debtors	$543,003	$268,145
Other advances	506,436	604,039
	$1,049,439	$872,184

NOTE 4 – SHORT-TERM BORROWINGS

Short term borrowings consist of the following:
	As of
	June 30, 2010	March 31, 2010

Secured liabilities	$713, 972	$1,087,775
Unsecured liabilities	259,469	301,266
	$973,441	$1,389,041

The above debt is secured by hypothecation of materials, stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three India based directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives. The average interest rate was 12% to 14% for the three months ended June 30, 2010.

Unsecured liabilities stated above include $261,222 due to the promoters of TBL. The Company disputes this liability and is currently negotiating with the promoters for a settlement.

NOTE 5 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:
	As of
	June 30, 2010	March 31, 2010

Statutory dues payable	$27,095	$35,734
Employee related liabilities	72,161	90,207
Other liabilities	263,868	24,001
	$363,124	$149,942

Other non-current liabilities consist of the following:
	As of
	June 30, 2010	March 31, 2010

Sundry creditors	$1,146,352	$1,107,498
Provision for expenses	-	-
	$1,146,352	$1,107,498

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 7 – GOODWILL

The movement in goodwill balance is given below:

	As of
	June 30, 2010	March 31, 2010

Balance at the beginning of the period	$6,146,720	$17,483,501
Elimination on deconsolidation of Sricon	-	(10,576,123)
Effect of foreign exchange translation	(193,367)	(760,658)
	$5,953,353	$6,146,720

NOTE 8 –NOTES PAYABLE

The Company, on October 5, 2009, consummated the exchange of an outstanding promissory note in the total principal amount of $2,000,000 (the “Original Note”) initially issued to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) for a new promissory note (the “New Note”) on substantially the same terms as the original note except that the principal amount of the New Note is $2,120,000 reflected the accrued but unpaid interest on the Original Note. There is no interest payable on the New Note and the New Note is due and payable on October 4, 2010 (the “Maturity Date”). As is the case with the Original Note, IGC can pre-pay the New Note at any time without penalty or premium, and the New Note is unsecured. The New Note is not convertible into IGC Common Stock (the “Common Stock”) or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 4, 2009, by and among IGC and Oliveira, as additional consideration for the exchange of the Original Note, IGC agreed to issue 530,000 shares of Common Stock to Oliveira.

The Company, on October 16, 2009 consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Note”) to Bricoleur Partners, L.P. (“Bricoleur”) for $2,000,000. There is no interest payable on the Note and the Note is due and payable on October 16, 2010 (the “Maturity Date”). The Company can pre-pay the Note at any time without penalty or premium and the Note is unsecured. The Note is not convertible into the Company’s Common Stock or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among IGC and Bricoleur, as additional consideration for the investment in the Note, IGC issued 530,000 shares of Common Stock to Bricoleur.

The Company in accordance with ASC 835-30, “Imputation of Interest”, (previously referred to as APB 21, Interest on Receivables and Payables), and drawing inference from ASC 815-40, “Contracts in Entity’s Own Equity”, (previously referred to as EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), allocated the proceeds based on the relative fair value of the various components of the transaction and allocated such proceeds on a pro-rata basis, based on those separately determined fair values.  Accordingly, the Company recorded $712,874 as discount on issue of debt, which will be amortized over the period of the loan. The Company amortized such discount amounting to $178,218 during the three month period ended June 30, 2010.

The Company’s total interest expense was $213,098 and $411,482 for the three months ended June 30, 2010 and June 30, 2009 respectively.  No interest was capitalized by the Company for the three months ended June 30, 2010.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  A total $12,000 was paid to IGN, LLC for the period.  The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

NOTE 10 -COMMITMENTS AND CONTINGENCY

 No significant commitments and contingencies were made during the 3 month period ended June 30, 2010.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of
	June 30, 2010	March 31, 2010

Land	$10,870	$10,870
Buildings	167,760	172,935
Plant and machinery	3,203,202	3,253,444
Furniture and fixtures	87,539	88,860
Computer equipment	207,114	209,012
Vehicles	472,726	478,749
Office equipment	161,558	161,680
Capital work-in-progress	132,052	136,440
	$4,442,821	$4,511,990
Less: Accumulated depreciation	(2,844,715)	(2,763,554)
	$1,598,106	$1,748,436

Depreciation and amortization expense for the three month period ended June 30, 2010 and June 30, 2009 was $96,444 and $208,343 respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 12 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation”, (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. No stock based compensation was awarded during the 3 month period ended June 30, 2010.    As of June 30, 2010, the Company granted 78,820 shares of common stock and 1,413,000 stock options, to its directors and employees.   The options vested immediately.  The exercise price of the options was $1.00 per share, and the options will expire on May 13, 2014.  The fair value of the stock was $39,410 on the date of grant and the fair value of the stock options was $90,997.  No share-based compensation was recognized for the three month period ended June 30, 2010.  As of June 30, 2010, 531,795 options remain issuable under the 2008 Omnibus Plan.

NOTE 13 - DECONSOLIDATION

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

The Company has accounted for its remaining 22.3% interest in Sricon by the equity method. The carrying value of the investment in Sricon as of June 30, 2010 was $8,443,181.  The Company’s equity in the income of Sricon for the three months ended June 30, 2010 was Nil.

NOTE 14 - INCOME TAXES

The provision for income taxes resulted in a tax benefit of $421,683 in the three months period ended June 30, 2010 compared to tax expense of $106,416 for the same period in 2009.  The decrease in income expense was primarily due to timing differences and tax attributes related to deferred interest expense, NOL’s and foreign tax credits. As stated in our recently filed 10-K, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  We believe that newly acquired contracts will generate sufficient taxable income to utilize our tax assets recorded as of June 30, 2010.   Refer to our recently filed 10-K for more details on utilization of tax assets.

NOTE 15 - RECONCILIATION OF EPS

For the three month period ended June 30, 2010, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.   The UPO issued to the underwriters (1,500,000 shares) is not considered as the strike price for the UPO is “out of the money” at $6.50 per share.  The historical weighted average per share, for our shares, through June 30, 2010, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as at June 30, 2010 used for the computation of basic EPS is 13,256,427. The calculations for fully diluted shares include 547,049 shares and exclude 12,979,873 shares from the fully diluted EPS computations.

NOTE 16: SEGMENT INFORMATION

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

NOTE 17 - SUBSEQUENT EVENTS

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

Some of the above Company’s contracts have been delayed due to the monsoon season. However, IGC expects to start operationalizing these contracts in September, 2010 after the monsoon weather abates.

NOTE 18 — INITIAL PUBLIC OFFERING

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

Item 2.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on From 10-K on July 14, 2010.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K filed on July 14, 2010.

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

Some of the areas where ECBs are utilized are the National Highway Development Project and the National Maritime Development Program.  In addition, the following represent some of the major infrastructure projects planned for the next five years:

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

Employees and consultants.

As of June 30, 2010, we employed a work force of approximately 200 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We hope that our efforts will make our companies more attractive.  We are planning to provide vastly improved labor camps for our labor force.  We hope that our efforts will make our companies the “employers of choice”.  As of June 30, 2010 our Executive Chairman and Chief Executive Officer is Ram Mukunda and our Non-Executive Chairman is Ranga Krishna. Our Managing Director for Materials, Mining and Trading is P. M. Shivaraman.   The General Manager of our rock aggregate and logistics business in India is Brigadier Kuljit Singh. Our Treasurer and Principal Accounting Officer is John Selvaraj.  Our General Manager of Accounting based in India is Santhosh Kumar.  We also utilize the services of several consultants who provide USGAAP systems and other expertise.

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

The exchange rates used for translation purposes are as under:

Year	Month End Average Rate (P&L rate)	Year End Rate (Balance sheet rate)
Three months ended June 30, 2009	INR 48.72 per USD	INR 47.74 per USD
Year ended March 31, 2010	INR 47.91 per USD	INR 44.95 per USD
Three months ended June 30, 2010	INR 45.68 per USD	INR 46.41 per USD

Revenue Recognition

The majority of the revenue recognized for three month period ended June 30, 2010 was derived from the Company’s subsidiaries and as accordingly:

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

Goodwill

We account for goodwill in accordance with provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others”, (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets", which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Group defines as each circle.

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

During the fourth quarter of year ending March 31, 2010, we completed the required annual test, which indicated there was no impairment since the fair value of the reporting unit was substantially in excess of its carrying value.

Income Taxes

Deferred income tax is provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company expects to realize sufficient earnings and profits to utilize deferred tax assets as it begins invoicing its subsidiaries for services and establishes iron ore sales contracts with customers in China and other countries.   Recently, the Company reported contracts for the supply of around $200 million of iron ore to customers in China which further supports this position.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue - Total revenue was $1.12 million for the three months ended June 30, 2010, as compared to $2.72 million for the three months ended June 30, 2009.  The revenue reported in June 2010 does not include Sricon revenue, due to the deconsolidation of Sricon effective October 1, 2009.  The revenue reported in June 2009 however, includes revenue from Sricon.  Eliminating the Sricon revenue in order to make these comparable, the Company remained flat on the top line for the three months ended June 30, 2010 as compared to June 30, 2009.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials.  Cost of revenue for the three months ended June 30, 2010 was $0.98 million compared to $1.79 million for the three months ended June 30, 2009.  As a percentage of revenue, the cost of revenue increased, primarily because the Company has contracts for rock aggregate and iron ore that it is filling before its quarries become fully operational.  This practice will continue till our quarries and ore mines are fully functional.  At that point, we will fill orders for infrastructure materials from a much-improved cost basis.   In the mean time our strategy is to gain market share, establish our brand, and expand the customer base.

Selling, General and Administrative - Selling, general and administrative expenses were $0.58 million for the three months ended June 30, 2010 compared to $0.73 million for the three months ended June 30, 2009.

Operating Income (loss) - In the three months ended June 30, 2010, operating loss was $ $0.53 million compared to an operating loss of $0.008 million for the three months ended June 30, 2009.  The operating loss in the three months ended June 30, 2010, stem partly due to a decrease in revenue on account of de-consolidation of Sricon and largely due to increased costs incurred during the initial phases of the quarry. We expect operating income to increase as our revenue ramps up and our quarries become operational.

Early extinguishment of debt, interest expense, and amortization of debt discount –The interest expense and amortization of debt discount for the three months ended June 30, 2010 was $0.39 million compared to $0.41 million for the three months ended June 30, 2009.  The interest expense and amortization of debt discount are for $5.11 million of short and long term debt.  The annual effective rate of interest is 34%, albeit much of it non-cash.  If the Company raises equity and pays of some of the loans, it can potentially save around $0.4 million per quarter, or $1.6 million a year, which would increase our bottom line substantially.

Income tax benefit/(expense) – The provision for income taxes resulted in a tax benefit of $0.42 million in the three months period ended June 30, 2010 compared to tax expense of $0.11 million for the same period in 2009.  The decrease in income expense was primarily due to timing differences and tax attributes related to deferred interest expense, NOL’s and foreign tax credits. As stated in our recently filed 10-K, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  We believe that newly acquired contracts will generate sufficient taxable income to utilize our tax assets recorded as of June 30, 2010.   Refer to our recently filed 10-K for more details on utilization of tax assets.

Consolidated Net Income (loss) – Consolidated Net loss for the three months ended June 30, 2010 was $0.59 million compared to a consolidated net loss of $0.54 million for the three months ended June 30, 2009.

Cash, cash equivalents, restricted cash and working capital – As on June 30, 2010 the company had $2.48 million of cash, cash equivalents and restricted cash.  Restricted cash is cash in a fixed deposit used to secure a bank guarantee.  As of June 30, 2010, the Company had approximately $3.44 million as working capital.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for three month period ended June 30, 2010 and 2009.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the three months ended June 30, 2010, cash used for operating activities was $0.74 million compared to cash used for operating activities of $0.47 million during the three months ended June 30, 2009. The uses of cash in the three months ended June 30, 2010 relate primarily to the payment of general operating expenses of our subsidiary companies.  The large change is due to a decrease in business volume and significant expenditure incurred in relation to a new quarry which is not yet fully functional.

During the three months ended June 30, 2010, investing activities from continuing operations provided $0.07 million of cash as compared to $0.24 million used during the comparable period in 2009. The inflow of cash was primarily due to release of restricted cash during the three months partially offset by investments in joint ventures during the same period.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the three months ended June 30, 2010 financing activities provided approximately $0.45 million, compared to cash used of approximately $0.33 million during the comparable period in 2009.  The cash generated from financing activity during the current period is primarily on account of issuance of common stock.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

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

Item 4(T).  Evaluation of Disclosure Controls and Procedures

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

No change in the Company's internal control over financial reporting occurred during the quarter ended  June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities

No unregistered sales of securities were made during the period covered by this report that were not previously reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 13, 2010	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer