Form 10-Q
period 2010-09-30
India Globalization Capital, Inc.
filed 2010-11-19
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010

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
Non-Accelerated Filer☐ (Do not check if a smaller reporting company)  Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of September 30, 2010
Common Stock, $.0001 Par Value	13,653,207

INDIA GLOBALIZATION, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – Financial Information

Item 1.  Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2010 (unaudited)	March 31, 2010 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$388,178	$842,923
Accounts receivable, net of allowances	6,010,848	4,783,327
Inventories	213,212	162,418
Advance taxes	41,452	119,834
Deferred income taxes	-	25,345
Dues from related parties	3,142,280	3,114,572
Prepaid expenses and other current assets	1,633,481	2,054,462
Total current assets	$11,429,451	$11,102,881
Goodwill	6,200,518	6,146,720
Property, plant and equipment, net	1,561,521	1,748,436
Investments in affiliates	8,443,181	8,443,181
Investments-others	993,062	810,890
Deferred income taxes	4,557,036	4,075,461
Restricted cash	1,850,701	2,169,939
Other non-current assets	1,795,647	872,184
Total assets	$36,831,117	$35,369,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,000,651	$1,389,041
Trade payables	3,439,078	1,839,405
Accrued expenses	417,253	461,259
Notes payable	4,120,000	4,120,000
Dues to related parties	-	149,087
Other current liabilities	473,946	149,942
Total current liabilities	$9,450,928	$8,108,734
Other non-current liabilities	1,124,694	1,107,498
Total liabilities	$10,575,622	$9,216,232

Stockholders' equity:
Common stock — $.0001 par value; 75,000,000 shares authorized; 13,653,207 issued and outstanding as of September 30, 2010 and 12,989,207 issued and outstanding as of March 31, 2010	$1,366	$1,300
Additional paid-in capital	38,249,809	36,805,724
Accumulated other comprehensive income	(2,482,690)	(2,578,405)
Retained earnings (Deficit)	(10,899,434)	(9,452,000)
Total stockholders' equity	$24,869,051	$24,776,619
Non-controlling interest	$1,386,448	$1,376,841
Total liabilities and stockholders' equity	$36,831,117	$35,369,692

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended Sept 30,		Six months ended Sept 30,
	2010	2009	2010	2009

Revenues	$1,681,586	$5,362,138	$2,809,997	$8,085,480
Cost of revenues	(1,612,753)	(4,710,718)	(2,596,133)	(6,503,046)
Gross profit	68,833	651,420	213,864	1,582,434
Selling, general and administrative expenses	(763,713)	(665,720)	(1,344,609)	(1,396,535)
Depreciation	(100,930)	(209,479)	(197,374)	(417,822)
Operating income (loss)	(795,810)	(223,779)	(1,328,119)	(231,923)
Interest expense	(197,611)	(355,586)	(410,709)	(767,068)
Amortization of debt discount	(176,526)	-	(356,436)	-
Interest income	66,894	38,994	129,781	105,593
Other income, net	210,939	-	60,472	-
Income before income taxes and minority interest attributable to non-controlling interest	(892,114)	(540,371)	(1,905,011)	(893,398)
Income taxes benefit/ (expense)	33,331	(51,350)	455,014	(157,766)
Net income/(loss)	(858,783)	(591,721)	(1,449,997)	(1,051,164)
Non-controlling interests in earnings of subsidiaries	2,523	11,529	2,563	(65,025)
Net income / (loss) attributable to common stockholders	$(856,260)	$(580,192)	$(1,447,434)	$(1,116,189)
Earnings per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.11)
Weighted-average number of shares used in computing earnings per share amounts:
Basic and diluted	13,427,020	10,242,749	13,343,949	10,166,960

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended Sept 30,		Six months ended Sept 30,
	2010	2009	2010	2009

Net income / (loss)	$(856,260)	$(580,192)	$(1,447,434)	$(1,116,189)
Foreign currency translation adjustments	(632,782)	(75,137)	(983,380)	1,189,286
Comprehensive income (loss)	$(1,489,042)	$(655,329)	$(2,430,814)	$73,097

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional	Accumulated	Accumulated Other		Total
	Common Stock		Paid in	Earnings	Comprehensive	Non-Controlling	Stockholders’
	No of Shares	Amount	Capital	(Deficit)	Income/(loss)	Interest	Equity

Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$14,262,606	$37,857,875
Stock Option for 1,413,000 grants	-	-	90,996	-	-	-	90,996
Issue of 78,820 common stock to officers and directors	78,820	8	39,402	-	-	-	39,410
Issuance of Common Stock to Red Chip Companies	15,000	2	13,198	-	-	-	13,200
Issuance of 1,599,000 common stock to institutional investors	1,599,000	160	1,638,690	-	-	-	1,638,850
Issue of 530,000 common stock to Bricoleur Capital	530,000	53	712,822	-	-	-	712,875
Issue of 530,000 common stock to Oliveira	530,000	53	586,732	-	-	-	586,785
Interest exp towards of 530,000 shares towards Bricoleur Capital loan	-	-	197,412	-	-	-	197,412
Interest exp towards of 530,000 shares towards Oliveira loan	-	-	162,408	-	-	-	162,408
Issue of 145,216 common stock under ATM agency agreement	145,216	15	179,874	-	-	(10,484)	169,405
Dividend Option	-	-	(2,340)	-	-	-	(2,340)
Loss on Translation	-	-	-	-	3,499,767	(2,219,698)	1,280,069
Impact of de-consolidation of Sricon	-	-	-	-	(1,148,591)	-	(1,148,591)
Elimination of non-controlling interest pertaining to Sricon	-	-	-	-	-	(10,637,093)	(10,637,093)
Net income for non-controlling interest	-	-	-	-	-	(18,490)	(18,490)
Net income / (loss)	-	-	-	(4,789,311)	-	-	(4,789,311)
Balance at March 31, 2010 (audited)	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460
Issuance of common stock	664,000	66	1,083,732	-	-	-	1,083,798
Amortization of interest in debt	-	-	359,820	-	-	-	359,820
Dividend Option Reversed	-	-	67,542	-	-	-	67,542
Loss on Translation	-	-	-	-	95,715	12,170	107,885
Road show expenses for share issue	-	-	(67,009)				(67,009)
Net income for non-controlling interest	-	-	-	-	-	(2,563)	(2,563)
Net income / (loss)	-	-	-	(1,447,434)	-	-	(1,447,434)
Balance at September 30, 2010 (unaudited)	13,653,207	$1,366	$38,249,809	$(10,899,434)	$(2,482,690)	$1,386,448	$26,255,499

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,447,434)	$(1,116,189)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	-	130,407
Deferred taxes	(456,920)	75,363
Depreciation	197,374	417,822
Non-controlling interest	(2,563)	65,025
Amortization of debt discount	-	482,672
Unrealized exchange differences	(43,773)	-
Changes in:	-
Accounts receivable	(1,180,490)	386,021
Unbilled revenue	-	368,202
Inventories	(49,157)	(63,974)
Prepaid expenses and other current assets	809,223	(98,152)
Trade payables	1,576,674	210,689
Other current liabilities	(264,627)	(957,451)
Other non-current liabilities	7,469	(258,865)
Non-current assets	(912,988)	139,780
Accrued Expenses	(44,007)	84,584
Net cash used in operating activities	$(1,811,219)	$(134,066)

Cash flow from investing activities:
Purchase of property, plant and equipment	-	(186,481)
Proceeds from sale of property and equipment	3,962
Purchase of short term investments	-	-
Investment in Joint Ventures	(174,312)
Restricted cash	336,756	(330,664)
Net cash provided/(used) by investing activities	166,406	517,145

Cash flows from financing activities:
Net movement in other short-term borrowings	(398,803)	$(277,454)
Proceeds / (repayment) from long-term borrowings	-	(687,956)
Due to related parties, net	140,320	181,650
Issuance of equity shares	1,444,152	1,652,050
Net cash provided/(used) by financing activities	$1,185,669	$868,290
Effects of exchange rate changes on cash and cash equivalents	4,399	88,212
Net increase/(decrease) in cash and cash equivalents	(454,745)	305,291
Cash and cash equivalent at the beginning of the period	842,923	2,129,365
Cash and cash equivalent at the end of the period	$388,178	$2,434,656

Supplementary information:
Cash paid for interest	$45,189	-
Cash paid for taxes	$6,478	-

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)	Description of the Company

India Globalization Capital, Inc. (‘IGC’), a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, IGC Inc. completed an initial public offering and was listed on the NYSE-AMEX exchange.

IGC Inc. operates in the India and China infrastructure industries.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.  The business offerings of the Company include construction as well as a rapidly growing materials business. The Company has been successfully repositioned as a materials and construction company.

b)	List of subsidiaries with percentage holding

The operations of India Globalization Capital, Inc. (‘IGC’) are based in India. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Country of incorporation	Percentage of holding as at Sept 30, 2010	Percentage of holding as at March 31, 2010
IGC - Mauritius (‘IGC-M’)	Mauritius	100	100
IGC India Mining and Trading Private Limited (‘IGC-IMT’)	India	100	100
IGC Logistic Private Limited (‘IGC-L’)	India	100	100
IGC Materials Private Limited (‘IGC-MPL’)	India	100	100
Techni Bharathi Limited (“TBL”)	India	77	77

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on July 14, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below.

b)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are more than 50% owned and controlled. The financial statements of the parent company and its majority owned / controlled subsidiaries have been combined on a line by line basis by adding together the book values of all items of assets, liabilities, incomes and expenses after eliminating all inter-company balances / transactions and resulting unrealized gain / loss. Operating results of companies acquired are included from the dates of acquisition.

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control. In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary. However, as at September 30, 2010, the Company does not have any interest in VIE or equity method investment.

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

c)	Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the period reported.

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable.  Significant estimates and assumptions are used for, but not limited to, allowance for uncollectible accounts receivable, future obligations under employee benefit plans, the useful lives of property, plant, equipment, intangible assets, the valuation of assets and liabilities acquired in a business combination, the valuation of options granted and warrants issued and income tax and valuation allowances.  Actual results could differ from those estimates.  Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates.

Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

d)	Foreign currency translation

The consolidated financial statements are reported in United States dollars (“USD” or “$”). The functional currency of the parent Company – IGC Inc. and its subsidiary IGC-M is the USD. The functional currency of IGC-IMT, IGC-L, IGC-MPL and TBL is the Indian rupee (INR). The translation of the functional currency of these subsidiaries into USD is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using month end exchange rate for the respective periods. The gains or losses resulting from such translation are reported under ‘Accumulated other comprehensive income’, a separate component of Stockholders’ Equity.

Transactions in foreign currencies are translated into the functional currency at the rates of exchange prevailing at the date of the transaction.  Monetary assets and liabilities in foreign currencies are translated into the functional currency at the rates of exchange prevailing at the balance sheet date. The gains or losses resulting from foreign currency transactions are included in the statement of operations.

e)	Revenue Recognition

The majority of the revenue recognized for the six month periods ended September 30, 2010 and 2009 were derived from the Company’s subsidiaries and as follows:

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

f)	Accounts receivable

 Accounts receivables are recorded at the invoiced amount, taking into consideration any adjustments made by government consultants who verify and certify construction and material invoices.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables. The company did not recognize any bad debt for the six months ended September 30, 2010 and 2009 respectively.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

g)	Accounts Receivable – Long Term

 This is typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time.

h)	Inventories

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

•	Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first out basis.

i)	Investments:

Investments in marketable securities, available for sale: Marketable securities, available for sale are carried at fair value as determined by reference to prevailing market prices.  Unrealized gains and losses, net of taxes are excluded from earnings and are reported as a separate component of stockholders' equity until realized.  Realized gains and losses from the sale of securities are determined on a specific identification basis on a trade date basis and are included in statement of operations.  A decline in the fair value of any available-for-sale security, below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value.  This impairment is charged to statement of operations and a new cost basis for the security is established.

Investments in unquoted securities: Investments in unquoted securities are carried at cost and adjusted for declines in value deemed to be other than temporary.

Investments in associates: The Company's equity in the earnings/(losses) of affiliates is included in the statement of income and the Company's share of net assets of affiliates is included in the balance sheet.

j)	Property, Plant and Equipment (PP&E):

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

k)	Impairment of long – lived assets

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

l)	Earnings/(loss) per common share

The Company presents basic and diluted earnings/(loss) per share (EPS) data for its common stock. Basic EPS is calculated by dividing the profit or loss attributable to the common stockholders of the Company by the weighted average number of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common stockholders and the weighted average number of common stock outstanding adjusted for the effects of all potential dilutive common stock which comprise convertible and redeemable preference shares and share options granted to employees.

m)	Income taxes

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

n)	Cash and Cash Equivalents

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

o)	Restricted cash:

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.

p)	Fair Value of Financial Instruments

At September 30, 2010 and March 31, 2010, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

q)	Concentration of Credit Risk and Significant Customers

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

At September 30, 2010, five clients accounted for approximately 91% of gross accounts receivable. At March 31, 2010, four clients accounted for approximately 68% of gross accounts receivable.

r)	Business combinations

The Company accounts for acquired businesses by using the purchase method of accounting and accordingly the assets acquired including identifiable intangibles and liabilities assumed are recorded at the date of acquisition at their respective fair values. The cost to acquire a business comprises of cash paid, the fair value of shares issued, amounts that are contingently payable and amounts payable on the basis of earn-out arrangements, deferred consideration and transaction costs. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset.

s)	Goodwill / Impairment

Goodwill represents the excess cost of an acquisition over the fair value of the Company's share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less accumulated amortization and impairment losses, if any.

The company adopted provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others”, (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets", which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each circle.

ASC 350 also prohibits the amortization of goodwill and indefinite-life intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

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

t)	Reclassifications

Certain prior year balances have been reclassified to the presentation of the current year.

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of
	Sept 30, 2010	March 31, 2010

Prepaid expenses	$83,505	$52,087
Advances to suppliers	1,268,747	1,231,771
Discount on issuances of debt	-	414,166
Deposits and other current assets	281,229	356,438
	$1,633,481	$2,054,462

Other non-current assets consist of the following:

	As of
	Sept 30, 2010	March 31, 2010

Sundry debtors	$962,336	$268,145
Other advances	833,311	604,039
	$1,795,647	$872,184

NOTE 4 – SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

	As of
	Sept 30, 2010	March 31, 2010

Secured liabilities	$1,000,651	$1,087,775
Unsecured liabilities	-	301,266
	$1,000,651	$1,389,041

The above debt is secured by hypothecation of materials, stock of spares, Work in Progress, receivables and property & equipment in addition to personal guarantee of three India based directors & collaterally secured by mortgage of company’s land & other immovable properties of directors and their relatives. The average interest rate was 12% to 14% for the six months ended September 30, 2010.

Unsecured liabilities stated above include $261,222 due to the promoters of TBL. The Company disputes this liability and is currently negotiating with the promoters for a settlement.

NOTE 5 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of
	Sept 30, 2010	March 31, 2010

Statutory dues payable	$8,695	$35,734
Employee related liabilities	23,645	90,207
Other liabilities	441,606	24,001
	$473,946	$149,942

Other non-current liabilities consist of the following:

	As of
	Sept 30, 2010	March 31, 2010

Sundry creditors	$1,124,546	$1,107,498
Provision for expenses	148	-
	$1,124,694	$1,107,498

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 7 – GOODWILL

The movement in goodwill balance is given below:

	As of
	Sept 30, 2010	March 31, 2010

Balance at the beginning of the period	$6,146,720	$17,483,501
Elimination on deconsolidation of Sricon	-	(10,576,123)
Effect of foreign exchange translation	53,798	(760,658)
	$6,200,518	$6,146,720

NOTE 8 –NOTES PAYABLE

The Company, on October 5, 2009, consummated the exchange of an outstanding promissory note in the total principal amount of $ 2,000,000 (the “Original Note”) initially issued to Steven M. Oliveira 1998 Charitable Remainder Unitrust (”Oliveira”) for a new promissory note (the “New Note”) on substantially the same terms as the original note except that the principal amount of the New Note was $ 2,120,000 which reflected the accrued but unpaid interest on the Original Note. There is no interest payable on the New Note and the New Note is due and payable on October 4, 2010 (the “Maturity Date”). The Company can pre-pay the New Note at any time without penalty or premium, and the New Note is unsecured. The New Note is not convertible into IGC Common Stock (the “Common Stock”) or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 4, 2009, by and among the Company and Oliveira, as additional consideration for the exchange of the Original Note, the Company agreed to issue 530,000 shares of Common Stock to Oliveira.

The Company, on October 16, 2009, consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Note”) to Bricoleur Partners, L.P. (“Bricoleur”). There is no interest payable on the Note and the Note is due and payable on October 16, 2010 (the “Maturity Date”). The Company can pre-pay the Note at any time without penalty or premium and the Note is unsecured. The Note is not convertible into the Company’s Common Stock or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among the Company and Bricoleur, as additional consideration for the investment in the Note, IGC issued 530,000 shares of Common Stock to Bricoleur.

SC 835-30, “Imputation of Interest”, (previously referred to as APB 21, Interest on Receivables and Payables), and drawing inference from ASC 815-40, “Contracts in Entity’s Own Equity”, (previously referred to as EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock), allocated the proceeds based on the relative fair value of the various components of the transaction and allocated such proceeds on a pro-rata basis, based on those separately determined fair values.  Accordingly, the Company recorded $712,874 as discount on issue of debt, which will be amortized over the period of the loan. The Company amortized such discount amounting to $356,436 during the six month period ended September 30, 2010.

The Company’s total interest expense was $ 374,137 and $ 355,586 for the three months ended September 30, 2010 and September 30, 2009 respectively.  Similarly, the total interest expense for the six month period ended September 30, 2010 and September 30, 2009 was $ 767,145 and $ 767,068 respectively. No interest was capitalized by the Company for the three months ended September 30, 2010.

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

 NOTE 10 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three month period ended September 30, 2010.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of
	Sept 30, 2010	March 31, 2010

Land	$10,870	$10,870
Buildings	174,347	172,935
Plant and machinery	3,258,873	3,253,444
Furniture and fixtures	88,829	88,860
Computer equipment	209,245	209,012
Vehicles	479,443	478,749
Office equipment	163,586	161,680
Capital work-in-progress	136,440	136,440
	$4,521,633	$4,511,990
Less: Accumulated depreciation	(2,960,112)	(2,763,554)
	$1,561,521	$1,748,436

Depreciation and amortization expense for the three-month period ended September 30, 2010 and September 30, 2009 was $ 100,930 and $ 209,479 respectively. Similarly, depreciation and amortization expense for the six-month period ended September 30, 2010 and September 30, 2009 was $ 197,374 and $ 417,822 respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 12 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation”, (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of September 30, 2010, the Company granted 78,820 shares of common stock and 1,413,000 stock options, to its directors and employees.   The options vested immediately.  The exercise price of the options was $1.00 per share, and the options will expire on May 13, 2014.  The fair value of the stock was $39,410 on the date of grant and the fair value of the stock options was $90,997.  No share-based compensation was recognized for the three or six-month period ended September 30, 2010.  As of September 30, 2010, 531,795 options remain issuable under the 2008 Omnibus Plan.

NOTE 13 - DECONSOLIDATION

Effective October 1, 2009, the Company decreased our ownership in Sricon Infrastructure from 63% to 22.3%.  On March 7, 2008 the Company consummated the Sricon Acquisition by purchasing 63% for $ 28,690,266 (based on an exchange rate of 40 INR for 1 USD).   Subsequently, the Company effectively borrowed, through an intermediary company, $ 17,900,000 (based on 40 INR for 1 USD) from Sricon.  Through 2008 and 2009 the Company expanded its business offerings beyond construction to include a rapidly growing materials business. Subsequently, the Company has successfully repositioned itself as a materials and construction company; with construction activity in its TBL subsidiary and materials activity in its other subsidiaries. As a consequence, it no longer owes $ 17,900,000 and correspondingly, the ownership in Sricon is decreased from 63% to 22.3%, a minority interest.  The accounting of the decrease in ownership, or deconsolidation of Sricon from the balance sheet of IGC, resulted in the shrinking of the IGC balance sheet and a one-time charge on the P&L.

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

The Company has accounted for its remaining 22.3% interest in Sricon by the equity method. The carrying value of the investment in Sricon as of September 30, 2010 was $ 8,443,181.  The Company’s equity in the income of Sricon for the three months ended September 30, 2010 was Nil.

NOTE 14 – COMMON STOCK

The Company has three securities listed on the NYSE Amex:

•	common stock, $.0001 par value (ticker symbol: IGC),

•	redeemable warrants to purchase common stock (ticker symbol: IGC.WS) and

•	units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).

The units may be separated into common stock and warrants.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00.  The warrants expire on March 3, 2011, or earlier upon redemption.  The registration statement for initial public offering was declared effective on March 2, 2006.  The warrants are exercisable and may be exercised by contacting the Company or the transfer agent Continental Stock Transfer & Trust Company.  The Company has a right to call the warrants, provided the common stock has traded at a closing price of at least $ 8.50 per share for any 20 trading days, within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If the Company calls the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

On January 9, 2009 the Company completed an exchange of 11,943,878 public and private warrants for 1,311,064 new shares of common stock. On May 13, 2009 we granted 78,820 shares of common stock to our directors and employees.   On July 13, 2009, we issued 15,000 shares of common stock to RedChip Companies Inc. for services rendered.

On September 15, 2009, the Company entered into a securities purchase agreement (“Registered Direct”) with institutional investors for the sale and issuance of an aggregate of 1,599,000 shares of our common stock and warrants to purchase up to 319,800 shares of common stock, for a total purchase price of $ 1,998,750. The common stock and warrants were sold on a per unit basis at a purchase price of $1.25 per unit. The shares of common stock and warrants were issued separately. Each investor received one warrant representing the right to purchase, at an exercise price of $1.60 per share, a number of shares of common stock equal to 20% of the number of shares of common stock purchased by the investor in the offering. The sales were made pursuant to a shelf registration statement.   The warrants issued to the investors in the offering will be exercisable any time on or after the date of issuance for a period of three years from that date. The Black Scholes value of the warrants associated with the Registered Direct is $ 71,411.

As discussed in Note 8 above, the in October 2009, the Company raised additional funds and restructured existing loans and in consideration of this issued 1,060,000 new shares of common stock.

In October, 2009, the Company entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC.  Under the ATM Agency Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $ 4 million from time to time.  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices, or as otherwise agreed with Enclave.  For the year ended March 31, 2010 the Company sold 145,216 shares of common stock under the ATM Agency Agreement. During the six months ended September 30, 2010, the Company further issued 654,000 shares of common stock under this agreement.

On March 25, 2010 and July 20, 2010, we entered into investor relations agreements with American Capital Ventures, which each agreement providing for the issuance of 15,000 shares of our common stock to American Capital Ventures or its designees for services rendered. To date, we have issued 9,500 shares of common stock to American Capital Ventures and 5,500 shares of common stock to Maplehurst Investment Group pursuant to these agreements. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public. No underwriting discounts or commissions were paid with respect to such sale

Following the issuance of the shares in the preceding transactions, as of September 30, 2010, 13,653,207 shares of common stock are outstanding along with warrants to purchase 12,113,922 shares of common stock which are outstanding and New Warrants to purchase shares of common stock outstanding. Further as explained in Note 12 the Company has also issued 1,413,000 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as at September 30, 2010.

NOTE 15 - INCOME TAXES

The provision for income taxes resulted in a tax benefit of $ 33,331 in the three months period ended September 30, 2010 compared to tax expense of $ 51,350 for the same period in 2009.  The income tax benefit in the current quarter is attributable to the deferred taxes arising on temporary differences in respect of the Company’s Indian subsidiaries. The primary reason for the deferred tax assets of $ 4,557,036 is on account of tax attributes related to deferred interest expense, NOL’s and foreign tax credits. As stated in our 10-K for FY ended March 31, 2010, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  We believe that the newly acquired contracts will generate sufficient taxable income to utilize our tax assets recorded as of September 30, 2010.   However given that the Company has recorded a loss in the current quarter, the Company believes that it would be appropriate to create a valuation allowance for the losses of the current quarter, Refer to our 10-K for more details on utilization of tax assets.

NOTE 16 - SEGMENT INFORMATION

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

Item 2.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on Form 10-K on July 14, 2010.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K filed on July 14, 2010.

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

Company Overview

We are a materials and construction company offering services including:

1.	The export of iron ore to China.

2.	Operations and supply of rock aggregate, and

3.	civil construction of roads and highways,

Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 150 employees and contractors.  We are focused building out rock aggregate quarries, setting up relations and export hubs for the export of iron ore to China and winning construction contracts.

On January 26, 2010 Minister Kamal Nath, India’s Minister for Road Transport and Highways, told the Wall Street Journal that he plans to build 20 kilometers of road every day and raise $41 billion in private sector investment in the next three to four years.   This build out of infrastructure in India, we believe, will create a substantial demand for rock aggregate.  In addition, according to Standard and Poor’s, China’s steel production in 2009 increased 13.4% from 2008 and is expected to increase by 21% in 2010. We believe that these trends will continue to be favorable to our business.  Our model is three-fold:

1.	We supply iron ore to China.

2.	We supply rock aggregate to the construction industry in India, and

3.	We bid and execute construction and engineering contracts.

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

 Industry Overview

The CIA 2010 World Fact Book estimated the Indian GDP to be approximately $1.1 trillion in 2009.  According to the World Bank, only fourteen economies including India, Mexico and Australia generated more than $1 Trillion in GDP in 2008. According to the CIA 2010 World Fact Book, India’s growth rates ranged from 6.2% to 9.6% for the past few years.   The current global financial crisis created a liquidity crunch starting in October 2008, which has partially abated. The Financial Times noted that a recent Economic Survey of India projected growth at 8.5% in 2010 and 9% in 2011, second only to that of China.

India’s GDP growth for the fiscal year ending March 31, 2010 was estimated to be about the same as 2009’s growth rate.  The stagnant GDP growth rate was caused by the global financial crisis. However, it does indicate that India has withstood the global downturn better than many nations. The factors contributing to maintaining the relatively high growth included growth in the agriculture and service industries, favorable demographic dynamics (India has a large youth population that exceeds 550 million), the savings rate, and the spending habits of the Indian middle class. Other factors that led to growth include: changing investment patterns, increasing consumerism, healthy business confidence, inflows of foreign investment (India ranks #3 in the A.T. Kearney “FDI Confidence Index” for 2010), and improvements in the Indian banking system.

To sustain India’s fast growing economy, infrastructure investment in India is expected to increase to 9 percent of GDP by 2014, up from 5 percent in 2006-07.  This forecast is based on The Indian Planning Commission’s statement in its annual publication that for the Eleventh Plan period (2007-12), a large investment of approximately $494 billion is required for Infrastructure build-out and modernization.  This industry is one of the largest employers in the country. The construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be 16.98%.

This ambitious infrastructure development mandate by the Indian Government will require funding.  The Government of India has already raised funds from multi-lateral agencies such as the World Bank and the Asian Development Bank. The India Infrastructure Company was set up to support projects by guaranteeing up to $2.0 billion annually.  In addition, the Indian government has identified public-private partnerships (PPP) as the cornerstone of its infrastructure development policy.  The Indian government is also proactively seeking additional FDI and approval is not required for up to 100% of FDI in most infrastructure areas.  According to Indian Prime Minister, Dr. Manmohan Singh, India needs $1 trillion in Infrastructure spending between fiscal years 2011/2012 and 2016/2017.

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

Our mining and trading activity centers on the export of iron ore to China. According to International Business Times, August 6, 2010, India is the third largest producer of iron ore producing around 277 million metric tons of ore behind Brazil and Australia.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry will grow 9.1% every year until 2014. This growth will increase China’s already large demand for steel. China is expected to produce 600 million metric tons of steel in 2010, which, as the Wall Street Journal reported, is expected to be almost half of total global output. We believe that IGC is well positioned to provide Chinese steel mills with the iron ore needed to meet demand.

Construction and maintenance of high temperature plants.

We have an expertise in the civil engineering, construction and maintenance of high temperature plants. We have the specialized skills required to build and maintain high temperature chimneys and kilns.

Customers.

Our past and present customers include the National Highway Authority of India, several state highway authorities, the Indian railways and several steel mills and their traders in China. We currently have agreements to supply approximately $200,000,000 of materials over five years.

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

Growth strategy and business model.

Our growth strategy and business model are to:

•	Deepen our relationships with our existing construction customers by providing them infrastructure materials like iron ore, rock aggregate, concrete, coal and associated logistical support.
•	Expand our materials offering by expanding the number of rock aggregate quarries and other materials.
•
Leverage our expertise in the logistics and supply of iron ore by increasing the number of shipping hubs we operate from and continue to expand our offering into China and other Asian countries in order to take advantage of their expected strong infrastructure growth.

•	As part of our financing plan, aggressively pursue the collection of outstanding claims for amounts due for past projects.

Competition.

Rock aggregate is supplied to the industry through small crushing units, which supply low quality material. Frequently, high quality aggregate is unavailable, or is transported over large distances. We fill this gap by providing high quality material in large quantities.  We compete on price, quantity and quality.  Iron ore is produced in India, where our core assets are located, and exported to China.  While this is a fairly established business, we compete by aggregating ore from smaller suppliers who do not have access to customers in China.  Further, we expect to install a large iron ore crusher that can grind ore pebbles into fine ore particles, providing a value added service to the smaller mine owners.  In the construction arena there is a large gap in the supply of well qualified and financed contractors and the demand for contractors.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts worth less than $5 million. The recent capital markets crisis has made it more difficult for smaller companies to grow to mid-sized companies because their access to capital has been restrained. Our construction business is positioned in the $5 million to $50 million contract range, above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche.

Seasonality.

The road building and construction industries typically experience naturally recurring seasonal patterns throughout India.  The Northeast monsoons historically arrive on June 1, followed by the Southwest monsoons which usually continue intermittently until September.  Historically, the business in the monsoon months is slower than in other months because of the heavy rains.  The materials business including the iron ore export and the aggregate business slows down during the monsoons.  The 2010 monsoon was longer than expected.  Flooding in the quarries can slow production in the stone aggregate industry during the monsoon season.  The monsoon season has historically been used to bid and win contracts for construction and for the supply of ore and aggregate in preparation for work activity when the rains abate.

Employees and consultants.

As of September 30, 2010, we employed a work force of approximately 150 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We hope that our efforts will make our companies more attractive.  We are planning to provide vastly improved labor camps for our labor force.  We hope that our efforts will make our companies the “employers of choice”.  As of September 30, 2010 our Executive Chairman and Chief Executive Officer is Ram Mukunda and our Non-Executive Chairman is Ranga Krishna. The Head of Indian Operations is K. Parthasarathy. Our Managing Director for Materials, Mining and Trading is P. M. Shivaraman.   The General Manager of our rock aggregate and logistics business is Brigadier Kuljit Singh. Our Treasurer and Principal Accounting Officer is John Selvaraj.  Our General Manager of Accounting based in India is Santhosh Kumar.  We also utilize the services of several consultants who provide USGAAP systems, tax and other expertise.

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

The exchange rates used for translation purposes are as under:

Period	Month End Average Rate (P&L rate)	Year End Rate (Balance sheet rate)
Six months ended September 30, 2009	INR 48.42 per USD	INR 48.04 per USD
Year ended March 31, 2010	INR 47.91 per USD	INR 44.95 per USD
Six months ended Sept 30, 2010	INR 44.75 per USD	INR 44.56 per USD

Revenue Recognition

The majority of the revenue recognized for the six month period ended September 30, 2010 was derived from the Company’s subsidiaries and as accordingly:

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

During the fourth quarter of the year ending March 31, 2010, we completed the required annual test, which indicated there was no impairment since the fair value of the reporting unit was substantially in excess of its carrying value.

Income Taxes

Deferred income tax is provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company expects to realize sufficient earnings and profits to utilize deferred tax assets as it begins invoicing its subsidiaries for services and establishes iron ore sales contracts with customers in China and other countries.   Recently, the Company reported contracts for the supply of around $200 million of iron ore to customers in China, which further supports this position. However since there has been a delay in the supply relating to the above agreement, owing to some regulatory restrictions, the Company believes that the it would be prudent to create a valuation allowance for the losses of the current quarter, We continue to believe that there will be sufficient profits generated over the future periods to utilize completely the tax assets recognized as at September 30, 2010.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue - Total revenue was $ 1,682 thousand for the three months ended September 30, 2010, as compared to $ 5,362 thousand for the three months ended September 30, 2009.  The revenue reported in September 2010 does not include Sricon revenue, due to the deconsolidation of Sricon effective October 1, 2009.  The revenue reported in September 2009 however, includes revenue from Sricon.  Eliminating the Sricon revenue in order to make these comparable, the Company remained flat on the top line for the three months ended September 30, 2010 as compared to September 30, 2009.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials.  Cost of revenue for the three months ended September 30, 2010 was $1,613 thousand compared to $ 4,711 thousand for the three months ended September 30, 2009.  While the absolute decrease in the cost of revenue is due to the de-consolidation of Sricon effective October 1, 2009, as a percentage of revenue, the cost of revenue increased because the Company has contracts for rock aggregate and iron ore that it is filling before its quarries become fully operational.  This practice will continue till our quarries and ore mines are fully functional.  At that point, we will fill orders for infrastructure materials from a much-improved cost basis.   In the meantime our strategy is to gain market share, establish our brand, and expand the customer base.

Selling, General and Administrative - Selling, general and administrative expenses were $ 764 thousand for the three months ended September 30, 2010 compared to $ 666 thousand for the three months ended September 30, 2009. The increase in selling, general and administrative expenses is attributable primarily to the increased expense incurred on setting up proper infrastructure for administration and other support functions given the expected increase in business in the mineral trading business.

Operating Income (loss) - In the three months ended September 30, 2010, operating loss was $ 796 thousand compared to an operating loss of $ 224 thousand for the three months ended September 30, 2009.  The operating loss in the three months ended September 30, 2010, stems partly due to a decrease in revenue on account of de-consolidation of Sricon and largely due to increased costs incurred during the initial phases of the quarry. We expect operating income to increase as our revenue ramps up and our quarries become operational.

Early extinguishment of debt, interest expense, and amortization of debt discount –The interest expense and amortization of debt discount for the three months ended September 30, 2010 was $ 374 thousand compared to $ 356 thousand for the three months ended September 30, 2009.  The interest expense and amortization of debt discount are for approximately USD 5,120 thousand of short and long term debt made available to the Company.  The annual effective rate of interest is 34%, albeit much of it non-cash.  If the Company raises equity and pays off some of the loans, it can potentially save around $ 400 thousand per quarter, or $ 1,600 thousand a year, which would increase our bottom line substantially.

Income tax benefit/(expense) – The provision for income taxes resulted in a tax benefit of $ 33 thousand in the three months period ended September 30, 2010 compared to tax expense of $ 51 thousand for the same period in 2009.  The decrease in income expense was primarily due to timing differences and tax attributes related to deferred interest expense, NOL’s and foreign tax credits. As stated in our 10-K, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  We believe that newly acquired contracts will generate sufficient taxable income to utilize our tax assets recorded as of September 30, 2010. However since there has been a delay in the supply relating to the above agreement, owing to some regulatory restrictions, the Company believes that the it would be prudent to create a valuation allowance for the losses of the current quarter, We continue to believe that there will be sufficient profits generated over the future periods to utilize completely the tax assets recognized as at September 30, 2010.

Consolidated Net Income (loss) – Consolidated Net loss for the three months ended September 30, 2010 was $ 859 thousand compared to a consolidated net loss of $ 592 thousand for the three months ended September 30, 2009.

Cash, cash equivalents, restricted cash and working capital – As on September 30, 2010 the company had $ 2,239 thousand of cash and cash equivalents including restricted cash.  Restricted cash is cash in a fixed deposit used to secure a bank guarantee.  As of September 30, 2010, the Company had approximately $ 3,829 thousand as working capital.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Revenue - Total revenue was $ 2,810 thousand for the six months ended September 30, 2010, as compared to $ 8,085 thousand for the six months ended September 30, 2009. The revenue reported in September 2010 does not include Sricon revenue, due to the deconsolidation of Sricon effective October 1, 2009.  The revenue reported in September 2009, however, includes revenue from Sricon.  Eliminating the Sricon revenue in order to make these comparable, the Company remained flat on the top line for the three months ended September 30, 2010 as compared to September 30, 2009.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials.  Cost of revenue for the six months ended September 30, 2010 was $ 2,596 thousand compared to $ 6,503 thousand for the six months ended September 30, 2009.  While the absolute decrease in the cost of revenue is due to the de-consolidation of Sricon effective October 1, 2009, as a percentage of revenue, the cost of revenue increased because the Company has contracts for rock aggregate and iron ore that it is filling before its quarries become fully operational.  This practice will continue until our quarries and ore mines are fully functional.  At that point, we will fill orders for infrastructure materials from a much-improved cost basis.   In the meantime our strategy is to gain market share, establish our brand, and expand the customer base.

Selling, General and Administrative - Selling, general and administrative expenses were $ 1,345 thousand for the six months ended September 30, 2010 compared to $ 1,397 thousand for the six months ended September 30, 2009. While the selling, general and administrative expenses reduced in the first quarter, the increase in the second quarter is attributable primarily to the increased expense incurred on setting up proper infrastructure for administration and other support functions given the expected increase in business in the mineral trading business.

Operating Income (loss) - In the six months ended September 30, 2010, operating loss was $ 1,328 thousand compared to an operating loss of $ 232 thousand for the six months ended September 30, 2009.  The operating loss in the six months ended September 30, 2010, stem partly due to a decrease in revenue on account of de-consolidation of Sricon and largely due to increased costs incurred during the initial phases of the quarry. We expect operating income to increase as our revenue ramps up and our quarries become operational.

Early extinguishment of debt, interest expense, and amortization of debt discount –The interest expense and amortization of debt discount for the six months ended September 30, 2010 was $ 767 thousand which was the same as that for the six months ended September 30, 2009.  The interest expense and amortization of debt discount are for approximately USD 5,120 thousand of short and long term debt made available to the Company.  The annual effective rate of interest is 34%, albeit much of it non-cash.  If the Company raises equity and pays off some of the loans, it can potentially save around $ 400 thousand per quarter, or $ 1,600 thousand a year, which would increase our bottom line substantially.

Income tax benefit/(expense) – The provision for income taxes resulted in a tax benefit of $ 455 thousand in the six months period ended September 30, 2010 compared to tax expense of $ 158 thousand for the same period in 2009.  The decrease in income expense was primarily due to timing differences and tax attributes related to deferred interest expense, NOL’s and foreign tax credits. As stated in our 10-K for fiscal year 2010, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  We believe that newly acquired contracts will generate sufficient taxable income to utilize our tax assets recorded as of September 30, 2010.   Refer to our 10-K for more details on utilization of tax assets. However since there has been a delay in the supply relating to the above agreement, owing to some regulatory restrictions, the Company believes that the it would be prudent to create a valuation allowance for the losses of the current quarter, We continue to believe that there will be sufficient profits generated over the future periods to utilize completely the tax assets recognized as at September 30, 2010.

Consolidated Net Income (loss) – Consolidated net loss for the six months ended September 30, 2010 was $ 1,450 thousand compared to a consolidated net loss of $ 1,051 thousand for the six months ended September 30, 2009.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for six month period ended September 30, 2010 and 2009.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the six months ended September 30, 2010, cash used for operating activities was $ 1,811 thousand compared to cash used for operating activities of $ 134 thousand during the six months ended September 30, 2009. The uses of cash in the six months ended September 30, 2010 relate primarily to the payment of general operating expenses of our subsidiary companies.  The significant contributor to the decrease in this cash flow is the increase in accounts receivables. While the Company continues to have favorable results in arbitrations, given the nature of the industry and owing to its lengthier operating cycle, the Company takes a relatively longer time to realize these receivables.

During the six months ended September 30, 2010, investing activities from continuing operations provided $ 166 thousand of cash as compared to $ 517 thousand used during the comparable period in 2009. The inflow of cash was primarily due to release of restricted cash during the six months partially offset by investments in joint ventures during the same period.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the six months ended September 30, 2010 financing activities provided approximately $ 1,186 thousand, compared to cash provided of approximately $ 868 thousand during the comparable period in 2009.  The cash generated from financing activity during the current period is primarily on account of issuance of common stock.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India. We believe that our current cash balances and anticipated operating cash flow will be sufficient to fund our normal operating requirements for at least the next 12 months. However, we are currently seeking to secure additional capital through a public offering of our common stock to fund further growth of our business, or the repayment of debt, in the near term. There can be no assurance that the offering will be successful.

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

Customer Risk

The Company’s customers are the Indian government, state government, private companies, Indian government owned companies and Chinese steel mills and iron ore traders.   Therefore, our business requires that we continue to maintain a pre-qualified status with our clients so we are not disqualified from bidding on future work.  The loss of a significant client may have an adverse effect on the Company as at September 30, 2010, five clients accounted for approximately 91% of our gross accounts receivable.  Disqualification can occur if, for example, we run out of capital to finish contracts that we have undertaken.

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

Interest Rate Risk

The infrastructure development industry is one in which leverage plays a large role. A typical contract requires that we furnish an earnest money deposit, a performance guaranty and the ability to discount letters of credit.  Furthermore, most construction contracts demand that we reserve between 7 and 11 percent of contract value in the form of bank guaranties and/or deposits.  Finally, as interest rates rise, our cost of capital increases thus impacting our margins.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, September 30, 2010.  Based upon that evaluation, the Company’s CEO and  PAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities

On March 25, 2010 and July 20, 2010, we entered into investor relations agreements with American Capital Ventures, with each agreement providing for the issuance of 15,000 shares of our common stock to American Capital Ventures or its designees for services rendered.  In September 2010 we issued 9,500 shares of common stock to American Capital Ventures and 5,500 shares of common stock to Maplehurst Investment Group pursuant to the March 25, 2010 agreement.  We have not yet issued the 15,000 shares issuable under the July 20, 2010 agreement.  These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public.  No underwriting discounts or commissions were paid with respect to such sale.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 19, 2010	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 19, 2010	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer