Form 10-K/A
period 2010-03-31
India Globalization Capital, Inc.
filed 2011-01-28
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _______________________

FORM 10-K /A
(Amendment No. 1)

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

Explanatory Note

India Globalization Capital Inc. (“IGC”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 which was originally filed with the Securities and Exchange Commission on July 14, 2010 (the “Original 10-K) to amend the Original 10-K by substituting the Report of Independent Registered Public Accounting Firm in “Item 8 Financial Statements” for the Report of Independent Registered Public Accounting Firm contained in Item 8 in the Original 10-K and by including revised disclosures in Item 9A(T) Evaluation of Disclosure Controls and Procedures.

More specifically, this Amendment No. 1:

a) adds and includes the unqualified audit opinion of Yoganandh & Ram, Independent Auditors registered with Public Company Accounting Oversight Board, for the year ending March 31, 2010, in place of the qualified opinion filed with the Original 10-K, and, other than the filing of a revised audit opinion for the year ending March 31, 2010, there were no changes to the financial statements.

The original audit opinion was dated July 13, 2010.  The attached opinion is dated January 25, 2011 with respect to the deconsolidation.  In the report dated July 13, 2010 the Independent Auditors expressed an opinion that they were unable to complete their audit procedures with respect to the deconsolidation.  As of the date of this opinion for Note 18, the Independent Auditors were able to complete their audit procedures with respect to the deconsolidation. Except as described above, there were no changes to the July 13, 2010 audit opinion.

b) revises the disclosure in Item 9A(T).

Information disclosed herein other than the revised audit opinion and revisions to Item 9A(T) is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on July 14, 2010. Except as described in the immediately preceding sentence, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update disclosures contained in the original filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

In our report dated July 13, 2010, we had expressed an opinion on the Company’s consolidated financial statements for the year ended March 31, 2010, qualified for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to complete our audit procedures regarding the Company’s de-consolidation of one of its Indian subsidiaries. We have now been able to complete our audit procedures regarding the de-consolidation transaction and our present opinion on the consolidated financial statements for the year ended March 31, 2010, as presented herein, is different from that expressed in our previous report.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of India Globalization Capital, Inc. and its subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Yoganandh & Ram,
Chennai, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 13, 2010

(Except for Note 18, as to which the date is January 25, 2011)

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

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, March 31, 2010.  Based upon that evaluation, the Company’s CEO and  PAO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

On January 19, 2011, the Securities and Exchange Commission notified the Company that the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements as a result of a qualification in the auditor’s report with respect to the deconsolidation of Sricon.  (Such report has been filed without such qualification in this Amendment No. 1 to Form 10-K).  After a review of the circumstances, the CEO and PAO are now unable to conclude that the Company’s disclosure controls and procedures were effective as of March 31, 2010 because they failed to identify and address the issue noted by the SEC relative to the audit report.  The CEO and PAO have not conducted a full re-evaluation of the Company’s disclosure controls subsequent to the receipt of the notification from the Commission and are still reviewing the matter.  The CEO and PAO will take the matter into account as part of the evaluation of disclosure controls for the fiscal quarter ended December 31, 2010.  As described below, the Company intends to address this issue by hiring or engaging as consultants additional accounting personnel with requisite experience with SEC accounting requirements to assist in the Company’s disclosure process.

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

With the participation of our management, we concluded that in light of the notification from the SEC described above there was a significant deficiency in our internal control over financial reporting to the extent that we did not have adequate staff with sufficient experience with SEC accounting matters to be able to task our accounting staff to identify and address the issue noted by the SEC relative to the audit report. We plan to take measures to address the deficiency by hiring or engaging as consultants additional accounting personnel with requisite experience with SEC accounting requirements to assist in the Company’s disclosure process.  We believe that this step will remediate the deficiency identified above.  We note that other than the removal of the above-described qualification from the audit opinion (as filed with this Amendment No. 1 to Form 10-K), there have been no changes required to be made to the financial statements.  The Company’s CEO and PAO, and, separately, the Company’s accountants, have each expressed the view that the financial statements filed with the initial Form 10-K may continue to be relied upon.  While management has not completed a full re-evaluation of our internal controls over financial reporting, given that the deficiency now detected in our internal controls did not impact the substance of the financial statements, we do not believe that is reasonably possible that the deficiency in our internal controls would result in a material misstatement in our financial statements.  Management will take this deficiency into account in its evaluation of the internal controls over financial reporting for the fiscal year ending March 31, 2011.

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

10.44	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated as of March 8, 2008. (13)
10.45	2008 Omnibus Incentive Plan. (14)
10.46	Note and Share Purchase Agreement dated as of September 30, 2008, by and among India Globalization Capital, Inc. and Steven M. Oliveira 1998 Charitable Remainder Unitrust (15)
10.47	Registration Rights Agreement dated September 30, 2008 by and among India Globalization Capital, Inc. and the persons named as Investors therein. (15)
10.48	Note and Share Purchase Agreement dated as of October 5, 2009, by and among India Globalization Capital, Inc. and Steven M. Oliveira 1998 Charitable Remainder Unitrust (16)
10.49	Unsecured Promissory Note dated as of October 5, 2009 in the principal amount of $2,120,000 issued by the Company to the Steven M. Oliveira 1998 Charitable Remainder Unitrust. (16)
10.50	Note and Share Purchase Agreement dated as of October 16, 2009 between the Company and Bricoleur Partners, L.P. (17)
10.51	Unsecured Promissory Note dated as of October 16, 2009 in the principal amount of $2,000,000 issued by the Company to Bricoleur Partners, L.P. (17)
10.52	Registration Rights Agreement dated as of October 16, 2009 between the Company and Bricoleur Partners, L.P. (17)
10.53	Form of Securities Purchase Agreement dated as of September 14, 2009 by and among India Globalization Capital, Inc. and the investors named therein (18)
10.54	Amendment No. 1 dated as of October 30, 2009 to Securities Purchase Agreement by and among India Globalization Capital, Inc. and the investors named therein.(19)
10.55	ATM Agency Agreement, dated as of October 13, 2009, by and between India Globalization Capital, Inc. and Enclave Capital LLC (20)
23.1	Consent of Yoganandh & Ram.
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on September 22, 2006.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on February 14, 2006.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as originally filed on May 13, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on July 11, 2005.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on March 2, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on February 12, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 2, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on August 23, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 27, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on December 27, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 7, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 16, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 23, 2008.
(14)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 333-124942), as originally filed on February 8, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 6, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 8, 2009.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 21, 2009.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 17, 2009.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162857), as originally filed on December 18, 2009
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 13, 2009.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: January 28, 2011	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: January 28, 2011	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2011	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: January 28, 2011	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: January 28, 2011	By:	/s/ Ram Mukunda,
Ram Mukunda
Director

Date: January 28, 2011	By:	/s/ Richard Prins
Richard Prins
Director

Date: January 28, 2011	By:	/s/Suhail Nathani
Suhail Nathani
Director