Form 10-Q
period 2010-12-31
India Globalization Capital, Inc.
filed 2011-02-22
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2010

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
☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                                                                                 Accelerated Filer ☐
Non-Accelerated Filer☐ (Do not check if a smaller reporting company)  Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of December 31, 2010
Common Stock, $.0001 Par Value	17,132,037

India Globalization Capital, Inc. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED December 31, 2010

PART I – Financial Information

Item 1.  Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2010 (unaudited)	March 31, 2010 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,470,191	$842,923
Accounts receivable, net of allowances	5,475,428	4,783,327
Inventories	332,345	162,418
Advance taxes	41,452	119,834
Deferred income taxes	-	25,345
Dues from related parties	3,125,000	3,114,572
Prepaid expenses and other current assets	1,175,636	2,054,462
Total current assets	$11,620,052	$11,102,881
Goodwill	6,167,301	6,146,720
Property, plant and equipment, net	1,455,742	1,748,436
Investments in affiliates	-	8,443,181
Investments in unquoted equity securities	8,443,181	-
Investments-others	1,081,820	810,890
Deferred income taxes	4,575,799	4,075,461
Restricted cash	1,902,996	2,169,939
Other non-current assets	1,702,987	872,184
Total assets	$36,949,878	$35,369,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,416,196	$1,389,041
Trade payables	3,683,297	1,839,405
Accrued expenses	127,804	461,259
Notes payable	3,920,000	4,120,000
Dues to related parties	-	149,087
Other current liabilities	63,008	149,942
Total current liabilities	$9,210,305	$8,108,734
Other non-current liabilities	1,102,074	1,107,498
Total liabilities	$10,312,379	$9,216,232

Shares potentially subject to rescission rights (3,307,830 shares issued and outstanding)	$2,202,421	-

Stockholders' equity:
Common stock — $.0001 par value; 75,000,000 shares authorized; 13,824,207 issued and outstanding as of December 31, 2010 and 12,989,207 issued and outstanding as of March 31, 2010	$1,383	$1,300
Additional paid-in capital	38,260,358	36,805,724
Accumulated other comprehensive income	(2,543,631)	(2,578,405)
Retained earnings (Deficit)	(12,648,453)	(9,452,000)
Total stockholders' equity	$23,069,657	$24,776,619
Non-controlling interest	$1,365,421	$1,376,841
Total liabilities and stockholders' equity	$36,949,878	$35,369,692

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31		Nine months ended December 31,
	2010	2009	2010	2009

Revenues	$484,106	$5,909,024	$3,294,103	$13,994,503
Cost of revenues	(457,379)	(5,326,393)	(3,053,512)	(11,829,440)
Gross profit	26,727	582,631	$240,591	$2,165,063
Selling, general and administrative expenses	(1,054,894)	(3,049,603)	(2,399,503)	(4,446,137)
Depreciation	(461,627)	(101,991)	(659,002)	(519,812)
Operating income (loss)	$(1,489,794)	$(2,568,963)	$(2,817,914)	$(2,800,886)
Compensation expenses	-	(123,139)	-	(123,139)
Interest expense	(307,630)	(252,619)	(718,339)	(1,019,687)
Amortization of debt discount	-	(178,218)	(356,436)	(178,218)
Interest income	40,657	37,314	170,438	139,641
Equity in (gain)/loss of affiliates		16,446		16,446
Other income, net	(25,914)	3,570	34,558	6,836
Income before income taxes and minority interest attributable to non-controlling interest	$(1,782,681)	$(3,065,609)	$(3,687,693)	$(3,959,007)
Income taxes benefit/ (expense)	20,212	103,281	475,226	(54,486)
Extraordinary items
Loss on dilution of stake in Sricon	-	(3,205,616)	-	(3,205,616)
Net income/(loss)	$(1,762,469)	$(6,167,944)	$(3,212,467)	$(7,219,109)
Non-controlling interests in earnings of subsidiaries	13,451	(7,574)	16,014	(72,599)
Net income / (loss) attributable to common stockholders	$(1,749,018)	$(6,175,518)	$(3,196,453)	$(7,291,708)
Earnings/(loss) per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.06)	$(0.23)	$(0.11)
Weighted-average number of shares used in computing earnings per share amounts:
Basic and diluted	14,750,483	10,242,749	13,814,634	10,166,960

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Net income / (loss)	$(1,749,018)	$(6,175,518)	$(3,196,453)	$(7,291,708)
Foreign currency translation adjustments	60,941	2,167,829	34,774	3,357,114
Deconsolidation of Sricon	-	(1,148,591)	-	(1,148,591)
Comprehensive income (loss)	$(1,688,077)	$(5,156,280)	$(3,161,679)	$(5,083,185)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional	Accumulated	Accumulated Other		Total
	Common Stock		Paid in	Earnings	Comprehensive	Non-Controlling	Stockholders’
	No of Shares	Amount	Capital	(Deficit)	Income/(loss)	Interest	Equity

Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$14,262,606	$37,857,875
Stock Option for 1,413,000 grants	-	-	90,996	-	-	-	90,996
Issue of 78,820 common stock to officers and directors	78,820	8	39,402	-	-	-	39,410
Issuance of Common Stock to Red Chip Companies	15,000	2	13,198	-	-	-	13,200
Issuance of 1,599,000 common stock to institutional investors	1,599,000	160	1,638,690	-	-	-	1,638,850
Issue of 530,000 common stock to Bricoleur Capital	530,000	53	712,822	-	-	-	712,875
Issue of 530,000 common stock to Oliveira	530,000	53	586,732	-	-	-	586,785
Interest exp. towards of 530000 shares towards Bricoleur Capital loan	-	-	197,412	-	-	-	197,412
Interest exp. towards of 530000 shares towards Oliveira loan	-	-	162,408	-	-	-	162,408
Issue of 145,216 common stock under ATM agency agreement	145,216	15	179,874	-	-	(10,484)	169,405
Dividend Option	-	-	(2,340)	-	-	-	(2,340)
Loss on Translation	-	-	-	-	3,499,767	(2,219,698)	1,280,069
Impact of de-consolidation of Sricon	-	-	-	-	(1,148,591)	-	(1,148,591)
Elimination of non-controlling interest pertaining to Sricon	-	-	-	-	-	(10,637,093)	(10,637,093)
Net income for non-controlling interest	-	-	-	-	-	(18,490)	(18,490)
Net income / (loss)	-	-	-	(4,789,311)	-	-	(4,789,311)
Balance at March 31, 2010 (audited)	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460
Issuance of common stock	835,000	83	950,450	-	-	-	950,533
Amortization of interest in debt	-	-	359,820	-	-	-	359,820
Dividend Option Reversed	-	-	213,381	-	-	-	213,381
Loss on Translation	-	-	-	-	34,774	4,594	39,368
Road show expenses for share issue	-	-	(69,017)	-	-	-	(69,017)
Net income for non-controlling interest	-	-	-	-	-	(16,014)	(16,014)
Net income / (loss)	-	-	-	(3,196,453)	-	-	(3,196,453)
Balance at December 31, 2010 (unaudited)	13,824,207	$1,383	$38,260,358	$(12,648,453)	$(2,543,631)	$1,365,421	$24,435,078

The accompanying notes should be read in connection with the financial statements.

    INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(3,196,453)	$(7,291,708)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense		375,758
Deferred taxes	(449,635)	(68,699)
Depreciation	250,324	519,812
Loss/(gain) on sale of property, plant and equipment	19,503	0
Non-controlling interest	(16,014)	72,599
Amortization of debt discount	359,820	178,219
Deferred acquisition costs written-off	-	1,854,750
Loss on dilution of stake	-	3,205,616
Loss on extinguishment of loan	-	586,785
Equity and earnings of affiliates	-	(16,446)
Non cash interest and other expense	296,200	-
Unrealized exchange differences	(17,787)	-
Changes in:
Accounts receivable	(674,956)	(5,364,846)
Inventories	(169,100)	(389,904)
Prepaid expenses and other assets	(13,600)	(94,307)
Trade payables	1,834,662	3,621,690
Other liabilities	(96,177)	14,503
Due to / from related parties	-	118,344
Accrued Expenses	(333,454)	(85,935)
Net cash used in operating activities	$(2,206,667)	$(2,763,768)

Cash flow from investing activities:
Net proceeds from sale of property and equipment	$2,632	(123,450)
Deposit towards acquisitions, net of cash acquired	-	(600,024)
Investment in Joint Ventures	(267,844)	-
Restricted cash	273,750	(261,232)
Net cash provided/(used) by investing activities	$8,538	(984,706)

Cash flows from financing activities:
Net proceeds / repayment of cash credit and bank overdraft	22,468	82,097
Proceeds from other short term and long term borrowings	-	(75,879)
Repayment of long term borrowings	(200,000)	-
Interest Paid	-	(72,710)
Proceeds from notes acquired	-	2,000,000
Net proceeds from issue of equity shares	3,001,118	1,777,939
Net cash provided/(used) by financing activities	$2,823,586	$3,711,447
Effects of exchange rate changes on cash and cash equivalents	1,811	(12,632)
Net increase/(decrease) in cash and cash equivalents	627,268	(49,659)
Cash and cash equivalent at the beginning of the period	842,923	2,129,365
Cash and cash equivalent at the end of the period	$1,470,191	$2,079,706

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)	Description of the Company

India Globalization Capital, Inc. (‘IGC’ or ‘the Company’), a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, IGC completed an initial public offering of units, with each unit consisting of 1 share of common stock and 2 warrants to purchase a share of common stock. The units and the common stock and warrants included in the units are listed on the NYSE-AMEX exchange.

IGC operates in the India and China infrastructure industries.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in mining and quarrying, road building, and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.  The business offerings of the Company include construction as well as a materials business. The Company has been repositioned as a materials and construction company.

b)	List of subsidiaries with percentage holding

The operations of IGC are based in India. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Country of incorporation	Percentage of holding as at Dec 31, 2010	Percentage of holding as at March 31, 2010
IGC - Mauritius (‘IGC-M’)	Mauritius	100	100
IGC India Mining and Trading Private Limited (‘IGC-IMT’)	India	100	100
IGC Logistic Private Limited (‘IGC-L’)	India	100	100
IGC Materials Private Limited (‘IGC-MPL’)	India	100	100
Techni Bharathi Limited (“TBL”)	India	77	77

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s amended Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on January 28, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below.

b)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are more than 50% owned and controlled. The financial statements of the parent company and its majority owned or controlled subsidiaries have been combined on a line by line basis by adding together the book values of all items of assets, liabilities, incomes and expenses after eliminating all inter-company balances and transactions and resulting unrealized gain or loss. Operating results of companies acquired are included from the dates of acquisition.

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control. In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method. In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary. However, as at December 31, 2010, the Company does not have any interest in any VIE or equity method investment.

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

The consolidated financial statements are reported in United States dollars (“USD” or “$”). The functional currency of the parent Company IGC and its subsidiary IGC-M is the USD. The functional currency of IGC-IMT, IGC-L, IGC-MPL and TBL is the Indian rupee (INR). The translation of the functional currency of these subsidiaries into USD is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using month end exchange rate for the respective periods. The gains or losses resulting from such translation are reported under ‘Accumulated other comprehensive income’, a separate component of Stockholders’ Equity.

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

The exchange rates used for translation purposes are as follows:

Period	Month End Average Rate (P&L rate)	Year End Rate (Balance sheet rate)
Nine months ended December 31, 2009	INR 48.64 per USD	INR 46.40 per USD
Year ended March 31, 2010	INR 47.91 per USD	INR 44.95 per USD
Nine months ended December 31, 2010	INR 44.95 per USD	INR 44.80 per USD

e)	Revenue Recognition

The majority of the revenue recognized for the nine month periods ended December 31, 2010 and 2009 was derived from the Company’s subsidiaries as follows:

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

 Accounts receivables are recorded at the invoiced amount, taking into consideration any adjustments made by government consultants who verify and certify construction and material invoices.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables. The company did not recognize any bad debt for the nine months ended December 31, 2010 and 2009 respectively.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

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

Deferred income tax is provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.   IGC expects to realize sufficient earnings and profits to utilize deferred tax assets as it begins (1) invoicing its subsidiaries for services and (2) establishes iron ore sales contracts with customers in China and other countries. The Company has obtained contracts for the supply of around $200 million of iron ore to customers in China over a period of 5 years commencing in fiscal year 2011. However since there has been a delay in the Company’s ability to supply iron ore pursuant to the above contracts, owing to some regulatory restrictions relating to export of iron ore out of India, the Company believes that it would be prudent to create a valuation allowance for the losses of the current quarter.

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

At December 31, 2010 and March 31, 2010, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

At December 31, 2010, five clients accounted for approximately 91% of gross accounts receivable. At March 31, 2010, four clients accounted for approximately 68% of gross accounts receivable.

r)	Business combinations

The Company accounts for acquired businesses by using the purchase method of accounting and, accordingly, the assets acquired including identifiable intangibles and liabilities assumed are recorded at the date of acquisition at their respective fair values. The cost to acquire a business comprises of cash paid, the fair value of shares issued, amounts that are contingently payable and amounts payable on the basis of earn-out arrangements, deferred consideration and transaction costs. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset.

s)	Goodwill / Impairment

Goodwill represents the excess cost of an acquisition over the fair value of the Company's share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less accumulated amortization and impairment losses, if any.

The Company adopted provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others”, (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets", which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each legal entity.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of
	Dec 31, 2010	March 31, 2010

Prepaid expenses	$93,534	$52,087
Advances to suppliers	741,258	1,231,771
Security and other advances	28,374	-
Discount on issuances of debt	-	414,166
Deposits and other current assets	312,470	356,438
	$1,175,636	$2,054,462

Other non-current assets consist of the following:

	As of
	Dec 31, 2010	March 31, 2010

Trade and other sundry debtors	$957,181	$268,145
Other advances	745,806	604,039
	$1,702,987	$872,184

NOTE 4 – SHORT-TERM BORROWINGS

Short term borrowings consist of the following:

	As of
	Dec 31, 2010	March 31, 2010

Secured liabilities	$964,367	$1,087,775
Unsecured liabilities	451,829	301,266
	$1,416,196	$1,389,041

The above secured liabilities are secured by hypothecation of materials, stock of spares, Work in Progress, receivables and property and equipment and are guaranteed by personal guarantees of the Company’s Indian subsidiaries’ directors and also secured by a mortgage of company’s land and other immovable properties of the directors and their relatives. The average interest rate for these obligations was 12% to 14% for the nine months ended December 31, 2010.

Unsecured liabilities stated above include $261,222 due to the promoters of TBL. The Company disputes this liability and is currently negotiating with the promoters for a settlement.

NOTE 5 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of
	Dec 31, 2010	March 31, 2010

Statutory dues payable	$11,492	$35,734
Employee related liabilities	42,490	90,207
Other liabilities	9,026	24,001
	$63,008	$149,942

Other non-current liabilities consist of the following:

	As of
	Dec 31, 2010	March 31, 2010

Sundry creditors	$1,102,074	$1,107,498
Provision for expenses	-	-
	$1,102,074	$1,107,498

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term nature. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 7 – GOODWILL

The change in goodwill balance is given below:

	As of
	Dec 31, 2010	March 31, 2010

Balance at the beginning of the period	$6,146,720	$17,483,501
Elimination on deconsolidation of Sricon	-	(10,576,123)
Effect of foreign exchange translation	20,581	(760,658)
	$6,167,301	$6,146,720

NOTE 8 –NOTES PAYABLE

On October 5, 2009, the Company consummated the exchange of an outstanding promissory note in the total principal amount of $ 2,000,000 (the “Original Note”) initially issued to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) for a new promissory note (the “New Oliveira Note”) on substantially the same terms as the original note except that the principal amount of the New Oliveira Note was $ 2,120,000 which reflected the accrued but unpaid interest on the Original Note and the New Oliveira Note did not bear interest. The New Oliveira Note was unsecured and was due and payable on October 4, 2010 (the “Maturity Date”). Prior to the Maturity Date, the Company was permitted to pre-pay the New Oliveira Note at any time without penalty or premium. The New Oliveira Note is not convertible into IGC Common Stock (the “Common Stock”) or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Oliveira Note and Share Purchase Agreement”), effective as of October 4, 2009, by and among the Company and Oliveira, as additional consideration for the exchange of the Original Note, the Company agreed to issue 530,000 shares of Common Stock to Oliveira. The Oliveira Note remains outstanding.

On October 16, 2009, the Company consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Bricoleur Note”) to Bricoleur Partners, L.P. (‘Bricoleur’). There was no interest payable on the Note and the Note was due and payable on October 16, 2010 (the “Maturity Date”). Prior to the Maturity Date, the Company could pre-pay the Bricoleur Note at any time without penalty or premium and the Note was unsecured. The Note was not convertible into the Company’s Common Stock or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Bricoleur Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among the Company and Bricoleur, as additional consideration for the investment in the Bricoleur Note, IGC issued 530,000 shares of Common Stock to Bricoleur.  The Bricoleur Note remains outstanding.

During the three months ended December 31, 2010, the Company issued an additional 200,000 shares of Common Stock to each of Oliveira and Bricoleur specified above pursuant to the effective agreements respectively as penalties for failure to repay the promissory notes when due.  During the three months ended December 31, 2010, the Company had discussions with Oliveira and Bricoleur regarding extending the terms of the two promissory notes respectively.  Subsequent to December 31, 2010, the Company reached agreements in principle with Oliveira and Bricoleur to exchange the existing promissory notes for new promissory notes with later maturity dates as set forth in Note 18 - Subsequent Events.

The Company’s total interest expense was $ 374,137 and $ 355,586 for the three months ended December 31, 2010 and December 31, 2009 respectively.  Similarly, the total interest expense for the nine month period ended December 31, 2010 and December 31, 2009 was $ 1,410,464 and $ 767,068 respectively. No interest was capitalized by the Company for the period ended December 31, 2010.

 NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  A total of $ 12,000 and $ 36,000 was paid to IGN, LLC for the three months and nine months ended December 31, 2010.  The Company and IGN, LLC have agreed to continue the agreement on a month-to-month basis.

 NOTE 10 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three month period ended December 31, 2010.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of
	Dec 31, 2010	March 31, 2010

Land	$10,870	$10,870
Buildings	173,476	172,935
Plant and machinery	3,250,617	3,253,444
Furniture and fixtures	88,656	88,860
Computer equipment	209,360	209,012
Vehicles	480,650	478,749
Office equipment	164,333	161,680
Capital work-in-progress	136,898	136,440
	$4,514,860	$4,511,990
Less: Accumulated depreciation	(3,059,118)	(2,763,554)
	$1,455,742	$1,748,436

Depreciation and amortization expense for the three month period ended December 31, 2010 and December 31, 2009 was $ 461,627 and $ 101,991 respectively. Similarly, depreciation and amortization expense for the nine month period ended December 31, 2010 and December 31, 2009 was $ 659,002 and $ 519,812 respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 12 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation”, (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of December 31, 2010, the Company granted 78,820 shares of common stock and 1,413,000 stock options, to its directors and employees.   All of the options vested fully on the date of the grant.  The exercise price of each of the options is $1.00 per share and each of the options will expire on May 13, 2014.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant date was $90,997.  No share-based compensation was recognized for the three or nine month periods ended December 31, 2010 since no grants were made under the 2008 Omnibus Plan during those periods.  As of December 31, 2010, an aggregate of 471,045 shares of common stock remain available for future grants of options or stock awards under the 2008 Omnibus Plan.

NOTE 13 - DECONSOLIDATION

Effective October 1, 2009, the Company decreased its ownership in Sricon from 63% to 22.3%.  On March 7, 2008 the Company consummated the Sricon Acquisition by purchasing 63% for $ 28,690,266 (based on an exchange rate of 40 INR for 1 USD).   Subsequently, the Company effectively borrowed, through an intermediary company, $ 17,900,000 (based on 40 INR for 1 USD) from Sricon.  The Company repaid the $17,900,000 debt by selling a portion of its ownership in Sricon, which was thereby reduced from 63% to 22.3%, a minority interest.  The accounting of the decrease in ownership, or deconsolidation of Sricon from the balance sheet of IGC, resulted in the de-consolidation of Sricon and a one-time charge on the income statement.

The equity dilution of 40.7% resulted in a consideration of $17,900,000. Following the guidance under ASC 810-10, the parent derecognized the assets, liabilities and equity components (including the amounts previously recognized in other comprehensive income) related to Sricon.  IGC recorded a loss of $785,073 and further reclassified an accumulated AOCI loss of $2,098,492 in the income statement as a result of the dilution.  Deferred acquisition costs related to Sricon amounted to $1,854,750, which were subsequently recorded in the income statement for the fiscal year that ended March 31, 2010. The Company initially accounted for its remaining 22.3% interest in Sricon by the equity method.

During the nine months ended December 31, 2010, in spite of the efforts made by IGC to obtain Sricon’s financial statements, the management at Sricon has not provided the information required by IGC to value its interest in Sricon using the equity method of accounting. As per the guidance laid down under ASC 323-10-15-10, one of the indicators that rebut the presumption of ‘significant influence’ is when an investor needs or wants more financial information to apply the equity method than is available to the investee's other shareholders (for example, the investor wants quarterly financial information from an investee that publicly reports only annually), tries to obtain that information, and fails. Accordingly, the Company has not been able to obtain information required for applying the equity method of accounting from the management at Sricon. Therefore for the period ended December 31, 2010, the Company is valuing the investment in Sricon at cost.

NOTE 14 – COMMON STOCK

The Company has three securities listed on the NYSE Amex:

•	common stock, $.0001 par value (ticker symbol: IGC),

•	redeemable warrants to purchase common stock (ticker symbol: IGC.WS) and

•	units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).

The units may be separated into common stock and warrants.  Each warrant (an “IPO Warrant”) entitles the holder to purchase one share of common stock at an exercise price of $5.00.  The IPO Warrants expire on March 3, 2011, or earlier upon redemption.  The registration statement for the Company's initial public offering was declared effective on March 2, 2006.  The IPO Warrants are exercisable and may be exercised by contacting the Company or the transfer agent Continental Stock Transfer & Trust Company.  The Company has a right to call the IPO Warrants, provided the common stock has traded at a closing price of at least $ 8.50 per share for any 20 trading days, within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If the Company calls the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

In connection with the Company’s initial public offering, it sold the underwriter a unit purchase option (“UPO”) to purchase an aggregate of 500,000 units (“UPO Units”) at an exercise price of $7.50 per UPO Unit.  Like the units listed under the ticker symbol IGC.U, the UPO Units consist of one share of common stock and two warrants each exercisable to purchase one share of common stock. (the “UPO Warrants”).  The UPO Warrants are identical to the IPO Warrants except that the UPO Warrants have an exercise price of $6.25 per share rather than $5.00 per share. Neither the UPO Units nor the UPO Warrants are listed on any securities exchange.

On January 9, 2009 the Company completed an exchange of 11,943,878 IPO Warrants and warrants issued in private placements for 311,064 new shares of common stock.

On May 13, 2009 we granted 78,820 shares of common stock to our directors and employees.   On July 13, 2009, we issued 15,000 shares of common stock to RedChip Companies Inc. for services rendered.

On September 18, 2009, the Company sold an aggregate of 1,599,000 shares of its common stock and warrants (“the Registered Direct Warrants”) to purchase up to 319,800 shares of common stock, for a total purchase price of $ 1,998,750 pursuant to a securities purchase agreement with institutional investors. The common stock and Registered Direct Warrants were sold on a per unit basis at a purchase price of $1.25 per unit. The shares of common stock and warrants were issued separately. Each investor received one warrant representing the right to purchase, at an exercise price of $1.60 per share, a number of shares of common stock equal to 20% of the number of shares of common stock purchased by the investor in the offering. The sales were made pursuant to a shelf registration statement.   The Registered Direct Warrants issued to the investors in the offering will be exercisable any time on or after the date of issuance until they expire on September 18, 2012. The Registered Direct Warrants are not listed on any securities exchange.

As discussed in Note 8 above, in October 2009, the Company raised additional funds and restructured existing loans and in consideration of this issued 1,060,000 new shares of common stock.

In October, 2009, the Company entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC.  Under the ATM Agency Agreement, the Company could offer and sell shares of its common stock having an aggregate offering price of up to $ 4 million from time to time with sales of the shares, to be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices, or as otherwise agreed with Enclave.  For the year ended March 31, 2010 the Company sold 145,216 shares of common stock under the ATM Agency Agreement. During the nine months ended December 31, 2010, the Company issued an additional 1,127,000 shares of common stock under this agreement. As a result of the events described in Note 17 - Redeemable Securities, the Company has terminated the ATM.

During the nine months ended December 31, 2010 the Company also issued 30,000 shares of common stock to American Capital Ventures and Maplehurst Investment Group for services rendered. The Company also issued a total of 400,000 shares of common stock as a consideration for the extension of the loans under the promissory notes described in Note 8 - Notes Payable during the nine months ended December 31, 2010.

On December 8, 2010, the Company sold an aggregate of 2,575,830 shares of its common stock and warrants (the “2010 Warrants”) to purchase up to 858,610 shares of common stock, for a total purchase price of $ 1,391,260. The common stock was sold at a purchase price of $0.60 per share. Investors in the offering were entitled to receive a 2010 Warrant to purchase one share of common stock, at an exercise price of $0.90 per share for each three shares of common stock purchased in the offering. The 2010 Warrants issued to the investors in the offering are exercisable at any time on or after the date of issuance until they expire on December 8, 2017. The 2010 Warrants are not listed on any securities exchange.

Following the issuance of the shares in the preceding transactions, as of December 31, 2010, 17,132,037 shares of common stock are outstanding along with warrants to purchase an aggregate of 12,972,532 shares of common stock which are outstanding and UPOs to purchase an aggregate of 500,000 UPO Units.

Further, as set forth in Note 12, the Company has also issued 1,413,000 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as at December 31, 2010.

NOTE 15 - INCOME TAXES

The provision for income taxes resulted in a tax benefit of $ 20,212 in the three months period ended December 31, 2010 compared to a benefit of $ 103,281 for the same period in 2009.  The income tax benefit in the current quarter is attributable to the deferred taxes arising on temporary differences in respect of the Company’s Indian subsidiaries primarily due to differences in the book base and tax base of property, plant and equipment. The primary reason for the deferred tax assets of $ 4,575,799 is on account of tax attributes related to deferred interest expense, NOL’s and foreign tax credits. As stated in the Company’s amended Form 10-K for the fiscal year ended March 31, 2010, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  The Company believes that newly acquired contracts will generate sufficient taxable income to utilize the Company’s tax assets recorded as of December 31, 2010.   However given that the Company has sustained further losses in the current quarter, based on prudence, the Company believes that it would be appropriate to create a valuation allowance for the losses of the current quarter. Refer to Note 19 - Income Taxes to the audited financial statements contained in the Company’s Amended Form 10-K for more details on utilization of tax assets.

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

NOTE 17 – SHARES POTENTIALLY SUBJECT TO RESCISSION RIGHTS

On July 14, 2010 the Company filed audited financial statements on Form 10-K for the FYE March 31, 2010 that included a qualified opinion from the Company's auditors pending completion of their audit procedures in respect of the deconsolidation of one of the Company's subsidiaries. The Company subsequently filed an amended Form 10-K which includes an unqualified audit opinion.

On January 19, 2011, the Securities and Exchange Commission (the "Commission") notified the Company that the initial financial statements filed on July 14, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements because the financial statements contained a qualified opinion. As noted above, the amended 10-K filed on January 28, 2011 contains audited financial statements with an unqualified opinion that comply with Rule 2-02.  The Commission has indicated that as the initial Form 10-K filed on July 14, 2010 was deficient as a result of the inclusion of the qualified audit opinion. It was therefore deemed not to have been filed with the Commission in accordance with applicable requirements, thus making the Company delinquent in its filings with the Commission.

The Commission has informed the Company that as a result of the deemed failure to timely file a Form 10-K, it is the Staff's view that as of July 14, 2010 the Company ceased to be eligible to use SEC Form S-3 for the registration of the Company's securities. As the financial statements included in the original Form 10-K were also included in a registration statement on Form S-1 (File No. 333-163867) pursuant to which the Company offered its common stock and warrants to purchase common stock in December 2010 (the "December 2010 Offering"), the Commission has also indicated that such registration statement failed to comply with the requirements of Form S-1 due to the lack of the inclusion of unqualified audited financial statements in compliance with Commission requirements.

Since the Commission has informed the Company that it is the Commission's view that as of July 14, 2010 the Company ceased to be eligible to use Form S-3 for the registration of the Company's securities, it is possible that any sales of the Company's securities pursuant to the Company's registration statements on Form S-3 since July 14, 2010 may be deemed to be unregistered sales of its securities. Since July 14, 2010, the Company has sold an aggregate of 2,189,660 shares of its common stock for an aggregate gross price of $1,640,004 pursuant to an at-the-market offering ("ATM") of its common stock on Form S-3 (File No. 333-160993) in sales that occurred between September 7, 2010 and January 18, 2011. In addition, the Company may be deemed to have made unregistered sales of the 2,575,830 shares of common stock and warrants to purchase an aggregate of 858,610 shares of common stock at an exercise price of $0.90 per share sold for an aggregate gross purchase price of $1,545,498 sold pursuant to such registration statement with respect to the December 2010 Offering.

If it is determined that persons who purchased the Company's securities after July 14, 2010 purchased securities in an offering deemed to be unregistered, then such persons may be entitled to rescission rights. In addition, the sale of unregistered securities could subject the Company to enforcement actions or penalties and fines by federal or state regulatory authorities. We are unable to predict the likelihood of any claims or actions being brought against the Company related to these events, and there is a risk that they may have a material adverse effect on us.

The exercise of any applicable rescission rights is not within the control of the Company.  At December 31, 2010, the Company had approximately 3,307,830 shares that may be subject to rescission rights outside stockholders’ equity. These shares have been treated as outstanding for financial reporting purposes.

NOTE 18 - SUBSEQUENT EVENTS

The Company is in the process of finalizing agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) and Bricoleur Partners, L.P. (‘Bricoleur’) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates. However, there are no binding agreements in place at this point.  The Company anticipates that the 2011 Oliveira Note will be due on November 5, 2011, will bear interest at a rate of 30% per annum and will provide for monthly payments of principal and interest.  The Company also anticipates that the 2011 Bricoleur Note will be due on June 30, 2011 with no prior payments due and will not bear interest.   The Company also anticipates that it will issue additional shares of its common stock to both Oliveira and Bricoleur in connection with the exchange of the New Oliveira Note and the Bricoleur Note. The terms of the New Oliveira Note and the Bricoleur Note are described in Note 8 - Notes Payable.

Item 2.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the amended Annual Report filed on Form 10-K on January 28, 2011.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our amended Annual Report on Form 10-K filed on January 28, 2011, including the risk factors set out in Item 1A therein. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s amended Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on January 28, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

Overview

In response to the increased demand for infrastructure in India and China, our  focus is to supply construction materials in India and to China as well as execute infrastructure projects.  We do this primarily through our subsidiaries. We supply construction materials such as iron ore and rock aggregate, we construct interstate highways, rural roads, and we execute civil works in high temperature cement and steel plants.  We own and operate rock aggregate quarries, we are pursuing joint venture partnerships with mine owners, and we have applied for licenses to mine iron ore in India.  We have customers in India and China and we are exploring other regional opportunities.

Company Overview

We are a materials and construction company offering a suite of services including: 1) the export of iron ore to China, 2) operations and supply of rock aggregate and 3) the civil construction of roads and highways.   Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 150 employees and contractors. We are focused building out rock aggregate quarries, setting up relations and export hubs for the export of iron ore to China and winning construction contracts.

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

Our model is as follows:

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

India’s GDP growth for the fiscal year ending March 31, 2010 was estimated to be about the same as 2009’s GDP growth rate.  The stagnant GDP growth rate was caused by the global financial crisis. However, it does indicate that India has withstood the global downturn better than many nations. The factors contributing to maintaining the relatively high growth included growth in the agriculture and service industries, favorable demographic dynamics (India has a large youth population that exceeds 550 million), the savings rate, and the spending habits of the Indian middle class. Other factors that led to growth include: changing investment patterns, increasing consumerism, healthy business confidence, inflows of foreign investment (India ranks #3 in the A.T. Kearney “FDI Confidence Index” for 2010), and improvements in the Indian banking system.

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

Our operations are subject to certain risks and uncertainties, including among others, dependency on the Indian and Asian economy and government policies, competitively priced raw materials, dependence upon key members of the management team, and increased competition from existing and new entrants.  See the risk factors set forth in Item 1A of our amended Form 10-K for the fiscal year ended March 31, 2010 and in Part II, Item 1A of this Form 10-Q for a discussion of certain of these risks.

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

Our mining and trading activity centers on the export of iron ore to China. According to International Business Times, August 6, 2010, India is the third largest producer of iron ore producing around 277 million metric tons of ore behind Brazil and Australia.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry will grow 9.1% every year until 2014. This growth will increase China’s already large demand for steel. China is expected to produce 600 million metric tons of steel in 2010, which, as the Wall Street Journal reported, is expected to be almost half of total global output. With our processes, infrastructure and skilled people, we believe, that IGC, is well positioned to supply Chinese steel mills with iron ore.  While, we have several customers in China and in India that have approached us, completed due diligence and signed supply contracts for iron ore we have been unable to supply ore in large quantities because the government of Karnataka has banned exports of iron ore from several of the major ports where we operate.  The ban was imposed by the Government to give it time to put in processes that would curb illegal mining.  It is expected, based on court hearings, that the ports may reopen in April of 2011.  In the meantime we are revisiting our customers to work out supply schedules and funding mechanisms to fund the expected increase in working capital.

Construction and maintenance of high temperature plants.

We have an expertise in the civil engineering, construction and maintenance of high temperature plants. We have the specialized skills required to build and maintain high temperature chimneys and kilns.

Customers.

Our past and present customers include the National Highway Authority of India, several state highway authorities, the Indian railways and several steel mills in China.  In April 2010 we received a $160,000,000 contract for supplying iron ore over five years to Jiya International, a large Chinese steel mill.  This was followed by a $35,000,000 contract to supply ore to Tangshan Danyang Enterprises, another large customer in China.  We currently have a backlog of approximately $200,000,000 for the supply of iron ore to China. We have several customers to whom we supply rock aggregate in India. These customers include road builders, new power plants and general construction contractors.

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

Growth strategy and business model.

Our growth strategy and business model are to:

•	Deepen our relationships with our existing construction customers by providing them infrastructure materials such as iron ore, rock aggregate, concrete, coal and associated logistical support.
•	Expand our materials offering by expanding the number of rock aggregate quarries and other materials.
•
Leverage our expertise in the logistics and supply of iron ore by increasing the number of shipping hubs we operate from and continue to expand our offering into China and other Asian countries in order to take advantage of their expected strong infrastructure growth.

•	Expand the number of recurring contracts for infrastructure build-out to customers that can benefit from our portfolio of offerings.

Competition.

We operate in an industry that is competitive.  However, the industry is fragmented and while a number of our competitors are well qualified and better financed than we are, we believe that the demand for contractors in general will permit us to compete for projects and contracts that are appropriate for our size and capabilities.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts worth less than $5 million. We seek to compete in the gap between these two ends of the competitive spectrum. The recent capital markets crisis has made it more difficult for smaller companies to grow to mid-sized companies because their access to capital has been restrained. While we are also constrained by capital we believe that we are in a better position to secure capital than a number of small, purely local competitors. Our construction business is positioned in the $5 million to $50 million contract range, above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche assuming that we can maintain access to capital.  Rock aggregate is generally supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances. We fill this gap by providing high quality material in large quantities.  We compete on price, quantity and quality.  Iron ore is produced in India, where our core assets are located, and exported to China.  While this is a fairly established and relatively efficient market, we compete by aggregating ore from smaller suppliers who do not have direct access to customers in China.  Further, we expect to install a large iron ore crusher that can grind ore pebbles into fine ore particles, providing a value added service to the smaller mine owners.

Seasonality.

The road building and construction industries typically experience naturally recurring seasonal patterns throughout India.  The Northeast monsoons historically arrive on June 1, followed by the Southwest monsoons which usually continue intermittently until September.  Historically, the road building business in the monsoon months is slower than in other months because of the heavy rains.  Activities such as engineering and maintenance of high temperature plants are less susceptible to weather delays, while the iron ore export business slows down somewhat due to the rough seas.  Flooding in the quarries can slow production in the stone aggregate industry during the monsoon season. However, our quarries build stone reserves prior to the monsoon season.  The monsoon season has historically been used to bid and win contracts for construction and for the supply of ore and aggregate in preparation for work activity when the rains abate.

Employees and consultants.

As of December 31, 2010, we employed a work force of approximately 150 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We hope that our efforts will make our companies more attractive.

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

Current Chinese currency revaluation.

Bloomberg News reported on December 21, 2010 that U.S. senators are strongly encouraging China to hold up to their promise to re-institute a “managed floating exchange rate.”  Also, they reported that the yuan is the best performer of the BRIC countries and has appreciated 24% to the dollar in the past decade. If a similar appreciation occurs, it will increase the purchasing power of Chinese steel mills buying iron ore, which is traded in USD. Chinese firms could buy more ore, even at a higher price, and IGC would benefit from an appreciation of the yuan.

Information and timely financial reporting.

Our operations are located in India where the accepted accounting standard is the Indian GAAP, which, in many cases, is not congruent with the USGAAP.  Indian accounting standards are evolving toward IFRS (International Financial Reporting Standards). We engage an independent public accounting firm registered with the U.S. PCAOB to conduct an annual audit of our financial statements. The process of producing financial statements is at times cumbersome and places significant demands upon our existing staff.  We believe we are still six to twelve months away from having processes and adequately trained personnel in place to meet the reporting timetables set out by U.S. reporting requirements. Until then we may, on occasion, have to file for extensions to meet U.S. reporting timetables and it is possible that we may fail to meet these time tables. Failure to file our reports in a timely fashion can result in severe consequences including the potential delisting of our securities.  In addition, our access to capital may become more difficult or limited if we fail to meet reporting deadlines.  We will make our annual reports, quarterly reports, proxy statements, and up-to-date investor presentations available on our Web site, www.indiaglobalcap.com as soon as they are available. Our SEC filings are also available, free of charge, at www.sec.gov.

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

The exchange rates used for translation purposes are as follows:

Period	Month End Average Rate (P&L rate)	Year End Rate (Balance sheet rate)
Nine months ended December 31, 2009	INR 48.64 per USD	INR 46.40 per USD
Year ended March 31, 2010	INR 47.91 per USD	INR 44.95 per USD
Nine months ended December 31, 2010	INR 44.95 per USD	INR 44.80 per USD

Revenue Recognition

The majority of the revenue recognized for the nine month period ended December 31, 2010 was derived from the Company’s subsidiaries and as accordingly:

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

Income Taxes

Deferred income tax is provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company expects to realize sufficient earnings and profits to utilize deferred tax assets as it begins invoicing its subsidiaries for services and establishes iron ore sales contracts with customers in China and other countries.   Recently, the Company reported contracts for the supply of around $200 million of iron ore to customers in China which further supports this position. However since there has been a delay in the supply relating to the above agreement, owing to some regulatory restrictions, the Company believes that the it would be prudent to create a valuation allowance for the losses of the current quarter, We continue to believe that there will be sufficient profits generated over the future periods to utilize completely the tax assets recognized as at December 31, 2010.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenue - Total revenue was $ 484 thousand for the three months ended December 31, 2010, as compared to $ 5,909 thousand for the three months ended December 31, 2009. The decline in revenue for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is primarily due to certain regulatory restrictions relating to export of iron ore out of India which prevented us from fulfilling our iron ore export contracts.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials.  Cost of revenue for the three months ended December 31, 2010 was $ 457 thousand compared to $ 5,326 thousand for the three months ended December 31, 2009.  The decrease in revenue for the three months ended December 31, 2010 is in line with the decrease in revenue for the comparable period.

Selling, General and Administrative - Selling, general and administrative expenses were $ 1,055 thousand for the three months ended December 31, 2010 compared to $ 3,050 thousand for the three months ended December 31, 2009. The decrease in selling, general and administrative expenses in absolute terms is attributable primarily to the decline in revenue although the Company continues to incur these expenses on setting up proper infrastructure for administration and other support functions to take advantage of the expected spurt in the mineral trading business.

Operating Income (loss) - In the three months ended December 31, 2010, operating loss was $ 1,490 thousand compared to an operating loss of $ 2,569 thousand for the three months ended December 31, 2009.  The operating loss in the three months ended December 31, 2010, stem partly due to a decrease in revenue and largely due to increased costs incurred during the initial phases of the quarry. We expect operating income to increase as our revenue ramps up and our quarries become operational.

Early extinguishment of debt, interest expense, and amortization of debt discount –The interest expense and loss on extinguishment of debt for the three months ended December 31, 2010 was $ 308 thousand compared to $ 431 thousand of interest and amortization of debt discount for the three months ended December 31, 2009.  The interest expense are for approximately USD 5,536 thousand of short and long term debt made available to the Company.  The annual effective rate of interest is 34%, albeit much of it non-cash.  If the Company raises equity and pays off some of the loans, it can potentially save around $ 400 thousand per quarter, or $ 1,600 thousand a year, which would increase our bottom line substantially.  However, there is no guarantee that the Company will be successful in doing so.

Income tax benefit/(expense) – The provision for income taxes resulted in a tax benefit of $ 20 thousand in the three months period ended December 31, 2010 compared to benefit  of $ 103 thousand for the same period in 2009.  As stated in our recently filed 10-K, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  We believe that newly acquired contracts will generate sufficient taxable income to utilize our tax assets recorded as of December 31, 2010. However since there has been a delay in the supply relating to the above agreement, owing to some regulatory restrictions relating to export of iron ore out of India, the Company believes that the it would be prudent to create a valuation allowance for the losses of the current quarter, We continue to believe that there will be sufficient profits generated over the future periods to utilize completely the tax assets recognized as at December 31, 2010.

Consolidated Net Income (loss) – Consolidated Net loss for the three months ended December 31, 2010 was $ 1,762 thousand compared to a consolidated net loss of $ 6,168 thousand for the three months ended December 31, 2009.

Cash, cash equivalents, restricted cash and working capital – As on December 31, 2010 the company had $ 3,373 thousand of cash and cash equivalents including restricted cash.  Restricted cash is cash in a fixed deposit used to secure a bank guarantee.  As of December 31, 2010, the Company had approximately $ 5,099 thousand as working capital.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Revenue - Total revenue was $ 3,294 thousand for the nine months ended December 31, 2010, as compared to $ 13,995 thousand for the nine months ended December 31, 2009.  The revenue reported in December 2010 does not include Sricon revenue, due to the deconsolidation of Sricon effective October 1, 2009.  The revenue reported in December 2009 however, includes revenue from Sricon for a period of six months ended September 30, 2009.  Eliminating the Sricon revenue in order to make these figures comparable, the decline in revenue for the nine months ended December 31, 2010 as compared to the three months ended December 31, 2009 is primarily due to certain regulatory restrictions relating to export of iron ore out of India.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials.  Cost of revenue for the nine months ended December 31, 2010 was $ 3,054 thousand compared to $ 11,829 thousand for the nine months ended December 31, 2009.  While the absolute decrease in the cost of revenue is due to the de-consolidation of Sricon effective October 1, 2009, as a percentage of revenue, the cost of revenue increased because the Company has contracts for rock aggregate and iron ore that it is filling before its quarries become fully operational.  This practice will continue till our quarries and ore mines are fully functional.  At that point, we will fill orders for infrastructure materials from a much-improved cost basis.   In the meantime our strategy is to gain market share, establish our brand, and expand the customer base.

Selling, General and Administrative - Selling, general and administrative expenses were $ 2,400 thousand for the nine months ended December 31, 2010 compared to $ 4,446 thousand for the nine months ended December 31, 2009. The decrease in selling, general and administrative expenses in absolute terms is attributable primarily to the decline in revenue although the Company continues to incur these expenses on setting up proper infrastructure for administration and other support functions to take advantage of the expected spurt in the mineral trading business.

Operating Income (loss) - In the nine months ended December 31, 2010, operating loss was $ 2,818 thousand compared to an operating loss of $ 2,801 thousand for the nine months ended December 31, 2009.  The operating loss in the nine months ended December 31, 2010, stem partly due to a decrease in revenue on account of de-consolidation of Sricon and largely due to increased costs incurred during the initial phases of the quarry. We expect to reduce our operating losses and eventually generate operating income to increase as our revenue ramps up and our quarries become operational.

Early extinguishment of debt, interest expense, and amortization of debt discount –The interest expense and amortization of debt discount for the nine months ended December 31, 2010 was $ 1,075 thousand as compared to the nine months ended December 31, 2009 which was $ 1,198 thousand.  The interest expense and amortization of debt discount are for approximately $5,536 thousand of short and long term debt made available to the Company.  The annual effective rate of interest is 34%, albeit much of it non-cash.  If the Company raises equity and pays off some of the loans, it can potentially save around $ 400 thousand per quarter, or $ 1,600 thousand a year, which would increase our bottom line substantially.

Income tax benefit/(expense) – The provision for income taxes resulted in a tax benefit of $ 475 thousand in the nine months period ended December 31, 2010 compared to tax expense of $ 54 thousand for the same period in 2009.  The decrease in income expense was primarily due to timing differences and tax attributes related to deferred interest expense, NOL’s and foreign tax credits. As stated in our recently filed 10-K, a valuation allowance is not taken because of $200 million in new contracts over 5 years commencing in fiscal year 2011.  We believe that newly acquired contracts will generate sufficient taxable income to utilize our tax assets recorded as of December 31, 2010.   Refer to our Note-19 Income Taxes to the audited financial statements contained in our amended Form 10-K for more details on utilization of tax assets. However since there has been a delay in the supply relating to the above agreement, owing to some regulatory restrictions relating to export of iron ore out of India, the Company believes that it would be prudent to create a valuation allowance for the losses of the current period. We continue to believe that there will be sufficient profits generated over the future periods to utilize completely the tax assets recognized as at December 31, 2010.

Consolidated Net Income (loss) – Consolidated net loss for the nine months ended December 31, 2010 was $ 3,212 thousand compared to a consolidated net loss of $ 7,292 thousand for the nine months ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the nine month period ended December 31, 2010 and 2009.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the nine months ended December 31, 2010, cash used for operating activities was $ 2,207 thousand compared to cash used for operating activities of $ 2,764 thousand during the nine months ended December 31, 2009. The uses of cash in the nine months ended December 31, 2010 relate primarily to the payment of general operating expenses of our subsidiary companies.  The significant contributor to the decrease in this cash flow is the increase in accounts receivables and the losses from our operations. This is however partially offset on account of increase in our trade payables. While the Company continues to have favorable results in arbitrations, given the nature of the industry and owing to its lengthier operating cycle, the Company takes a relatively longer time to realize these receivables.

During the nine months ended December 31, 2010, investing activities from continuing operations provided $ 8 thousand of cash as compared to $ 985 thousand used during the comparable period in 2009. The inflow of cash was primarily due to release of restricted cash during the nine months partially offset by investments in joint ventures during the same period.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the nine months ended December 31, 2010 financing activities provided approximately $ 2,823 thousand, compared to cash provided of approximately $ 3,711 thousand during the comparable period in 2009.  The cash generated from financing activity during the current period is primarily on account of the sale of common stock in our at-the-market offering which did not generate significant sales in the nine months ended December 31, 2010 and the sale of common stock and warrants in December 2010.

To date, much of cash flow has come from raising additional capital. Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India. We believe that our current cash balances and anticipated operating cash flow will be sufficient to fund our normal operating requirements for at least the next 12 months. However, we may seek to secure additional capital to fund further growth of our business, or the repayment of debt, in the near term. Due to the risk factors referred to elsewhere in this report and described in detail in our amended Annual Report on Form 10-K for the year ended March 31, 2010, there can be no assurance that we will be successful in raising such additional capital on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any equity funding that we may obtain in the future may be unfavorable to us and to our current stockholders.

As further described in the risk factors set forth in Item 1A of this Form 10-Q, purchasers of common stock in our at-the-market offering after July 14, 2010 and the purchasers of our common stock and warrants in our December 2010 may have rescission rights with respect to such purchases. To the extent that such purchasers elect to exercise such rights and are ultimately successful in doing so it would reduce the cash available for our operations.

Critical Accounting Policies

See Note 2 - Significant Accounting Policies of the Notes to  Consolidated Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

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

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of raw materials including cement, asphalt, steel, rock aggregate, iron ore and fuel.    The prices and supply of raw materials and fuel depend on factors beyond the control of the Company, including general economic conditions, competition, production levels, transportation costs and import duties.  The Company typically builds contingencies into its contracts, including indexing key commodity prices into escalation clauses.  However, drastic changes in the global markets for raw material and fuel could affect our vendors, which may create disruptions in delivery schedules that could affect our ability to execute contracts in a timely manner. We do not currently hedge commodity prices on capital markets.

Labor Risk

The building boom in India and the Middle East (India, Pakistan, and Bangladesh export labor to the Middle East) has created pressure on the availability of skilled labor like welders, equipment operators, etc. This has recently changed somewhat with the shortage of financial liquidity and falling oil prices.  However, with the expected increase in infrastructure spending, we expect a shortage of skilled labor to be a prevalent condition.

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Indian governments, restrictions in China with respect to the import of iron ore and U.S. securities regulators.  Those obligations relate, among other things, to the company’s financial reporting, trading activities, capital requirements and the supervision of its employees.   For example, we file our financial statements in three countries under three different Generally Accepted Accounting Standards, (GAAP).  Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance. We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have an impact on our future earnings.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Principal Accounting Officer (“PAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, December 31, 2010.  In conducting the evaluation, the CEO and PAO took into account the fact that on January 19, 2011, the Securities and Exchange Commission notified the Company that the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements as a result of a qualification in the auditor’s report with respect to the deconsolidation of Sricon.

Based upon that evaluation, the Company’s CEO and  PAO were unable to conclude that as of December 31, 2010 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. We plan to take measures to address the deficiency by hiring or engaging as consultants additional accounting personnel with requisite experience with SEC accounting requirements to assist in the Company’s disclosure process.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.   As noted above, the Company intends to hire or engage as consultants additional accounting personnel with requisite experience with SEC accounting requirements to assist in the Company’s disclosure process.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below reflects any material changes to the risk factors affecting our business previously discussed in Part I, Item 1A “Risk Factors” of our amended Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The following risk factors supersede the description of the risk factors in our amended Annual Report on Form 10-K for the fiscal year ended March 31, 2010 bearing the corresponding headings:

A change in government policy, a downturn in the Indian or Chinese economy, or a natural disaster could adversely affect our business, financial condition, results of operations and future prospects.

Our construction business is dependent on the central government of India, as well as, the Indian state governments for contracts.  Our operations and financial results may be affected by changes in the government’s policy toward building infrastructure.  In addition, the recent slowdown in the Indian economy has caused a tightening of credit and a slowdown of companies bidding on government contracts.  We foresee no immediate changes to government policy or market conditions that would adversely affect our ability to conduct business other than limited access to credit and believe that government support for infrastructure spending will remain strong but we remain subject to possible changes in Indian government and monetary policies and regulations, which are beyond our control.

The Indian government currently bans the export of ore that has a Ferrous content of 64% or more, preferring to keep that high grade ore for the production of steel in India.   The Indian government could further curtail the export of iron ore, thereby hampering our business.  If the Government were to impose a ban on the export of lesser quality ore, we would likely be forced to service our customers from sources other than India.  In addition, the government of Karnataka state has banned the transportation and export of iron ore from 10 ports on the west coast of India due to allegations of illegal mining, storage, and transportation.  The ban was initially upheld by the Karnataka High Court until regulatory action could be implemented to reduce the illegal activity.  Iron ore exporters appealed the ban to the Indian Supreme Court which ruled on February 11, 2011 that if Karnataka state does not pass new legislation governing iron ore exports by March 31, 2011 the court will lift the ban on exports.  Currently, a significant portion of our iron ore exports, along with other companies operating from Kamataka have been halted by the ban.

The Chinese government has imposed a ban on the import of low grade iron ore by traders in China.  This ban does not extend to Chinese steel mills with licenses to import iron ore.  We have generally been in the business of exporting ore with Ferrous content between 55% and 58% (low grade).  The ban on the import of low quality ore by China has forced us to look for customers that are steel mills, which we have done, and shift the business to exporting higher quality ore, which we are now doing.  We have shifted our business to exporting ore with Ferrous content between 61% and 63.5% (high quality ore).  However, further restrictions on the import of iron ore by the Chinese government could adversely affect our business and results of operations.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business. Furthermore, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  These costs may be increased by our current inability to use a short-form registration statement on Form S-3 which will increase the costs and timing for any registered offering of our securities.  In addition, to the extent that we are unable to provide timely reporting of our financial results it may further impair our ability to raise capital.  We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as, convertible notes and warrants, which may adversely impact our financial condition.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the public warrants at the time that our warrant holders exercise their public warrants, we cannot guarantee that a registration statement will be declared effective, in which case our warrant holders may not be able to exercise our public warrants and such warrants may expire worthless.

We have issued warrants to purchase our common stock in three public offerings: our initial public offering in March 2006, a registered direct offering in September 2009 and a public offering in December 2010.  In the absence of an applicable exemption, holders of warrants issued in our public offerings will be able to exercise the warrants only if a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective. Although we have undertaken in the respective warrant agreements relating to such warrants, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the public warrants to the extent required by federal securities laws, and we intend to comply with such undertaking as soon as possible,  we do not have such a registration statement currently effective and we cannot assure the warrant holders that we will be able to do so in the future. We are currently ineligible to register the warrants on a short-form registration on Form S-3 which will likely increase the time it will take to obtain an effective registration statement for exercise of the warrants.  If we fail to comply with our contractual obligations we could be liable to the holders of the warrants. In no event shall we be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied, or (b) any net-cash settlement or other consideration in lieu of physical settlement in securities (provided that the holders of the warrants issued in our September 2009 and December 2010 offerings are entitled to cash payments if we fail to deliver shares issuable upon exercise of the warrants in a timely fashion).  The value of the public warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current. Such warrants may even expire worthless. The warrants issued in our initial public offering currently expire on March 3, 2011, but we currently intend to exercise our right to extend the terms of those warrants.   The warrants issued in our September 2009 and December 2010 offerings expire on September 18, 2012 and December 8, 2017 respectively.  The outstanding warrants issued in our September 2009 and December 2010 offerings, currently exercisable for an aggregate of 1,117,410 shares of common stock, give the holders of such warrants the right to exercise the warrants on a cashless basis if at the time of exercise there is not an effective registration statement available for the issuance of the shares issuable upon exercise of the warrants. We would not receive any proceeds from the cashless exercise of the warrants.

With respect to any warrants sold by us in private placements pursuant to an exemption from registration requirements under the federal securities laws, the holders of the warrants sold in such private placements would be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placements would not have any material restrictions with respect to the exercise of their warrants.

The following risk factor supplements the risk factors set forth in our amended Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The issuance of certain of securities by us may not have been made in compliance with the federal and state securities laws, which exposes us to potential liabilities, including potential rescission rights.

On July 14, 2010 we filed our Form 10-K for the fiscal year ended March 31, 2010. The Form 10-K contained audited financial statements included a qualified opinion from our auditors pending completion of their audit procedures in respect of the deconsolidation of one of our subsidiaries. We subsequently filed an amended Form 10-K which includes an unqualified audit opinion.

On January 19, 2011, the Securities and Exchange Commission (the "Commission") notified us that the initial financial statements filed on July 14, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements because the financial statements contained a qualified opinion. As noted above, the amended Form 10-K filed on January 28, 2011 contains audited financial statements with an unqualified opinion that comply with Rule 2-02.  The Commission has indicated that as the initial Form 10-K filed on July 14, 2010 was materially deficient as a result of the inclusion of the qualified audit opinion. It was therefore deemed not to have been filed with the Commission in accordance with applicable requirements, thus making us delinquent in its filings with the Commission.

The Commission has informed us that as a result of the deemed failure to timely file a Form 10-K, it is the Staff's view that as of July 14, 2010 we ceased to be eligible to use SEC Form S-3 for the registration of the Company's securities. As the financial statements included in the original Form 10-K were also included in a registration statement on Form S-1 (File No. 333-163867) pursuant to which we offered its common stock and warrants to purchase common stock in December 2010 (the "December 2010 Offering"), the Commission has also indicated that such registration statement failed to comply with the requirements of Form S-1 due to the lack of the inclusion of unqualified audited financial statements in compliance with Commission requirements.

Since the Commission has informed us that it is the Commission's view that as of July 14, 2010 we ceased to be eligible to use Form S-3 for the registration of our securities, it is possible that any sales of our securities pursuant to our registration statements on Form S-3 since July 14, 2010 may be deemed to be unregistered sales of its securities. Since July 14, 2010, we have sold an aggregate of 2,189,660 shares of its common stock for an aggregate gross price of $1,640,004 pursuant to an at-the-market offering ("ATM") of its common stock on Form S-3 (File No. 333-160993) in sales that occurred between September 7, 2010 and January 18, 2011.  In addition, we may be deemed to have made unregistered sales of the 2,575,830 shares of common stock and warrants to purchase an aggregate of 858,610 shares of common stock at an exercise price of $0.90 per share sold for an aggregate gross purchase price of $1,545,498 sold pursuant to such registration statement with respect to the December Offering.

If it is determined that persons who purchased our securities after July 14, 2010 purchased securities in an offering deemed to be unregistered, then such persons may be entitled to rescission rights.  In addition, the sale of unregistered securities could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. We are unable to predict the likelihood of any claims or actions being brought against us related to these events, and there is a risk that any may have a material adverse effect on us.  To date, we have not received any rescission requests.

Item 2.  Unregistered Sales of Equity Securities

On July 14, 2010 the Company filed its audited financial statements on Form 10-K for the FYE March 31, 2010 that included a qualified opinion from the Company's auditors pending completion of their audit procedures in respect of the deconsolidation of one of the Company's subsidiaries. The Company subsequently filed an amended Form 10-K which includes an unqualified audit opinion.

On January 19, 2011, the Securities and Exchange Commission (the "Commission") notified the Company that the initial financial statements filed on July 14, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements because the financial statements contained a qualified opinion. As noted above, the amended 10-K filed on January 28, 2011 contains audited financial statements with an unqualified opinion that comply with Rule 2-02.  The Commission has indicated that as the initial Form 10-K filed on July 14, 2010 was deficient as a result of the inclusion of the qualified audit opinion. It was therefore deemed not to have been filed with the Commission in accordance with applicable requirements, thus making the Company delinquent in its filings with the Commission.

The Commission has informed the Company that as a result of the deemed failure to timely file a Form 10-K, it is the Staff's view that as of July 14, 2010 the Company ceased to be eligible to use SEC Form S-3 for the registration of the Company's securities. As the financial statements included in the original Form 10-K were also included in a registration statement on Form S-1 (File No. 333-163867) pursuant to which the Company offered its common stock and warrants to purchase common stock in December 2010 (the "December 2010 Offering"), the Commission has also indicated that such registration statement failed to comply with the requirements of Form S-1 due to the lack of the inclusion of unqualified audited financial statements in compliance with Commission requirements.

Since the Commission has informed the Company that it is the Commission's view that as of July 14, 2010 the Company ceased to be eligible to use Form S-3 for the registration of the Company's securities, it is possible that any sales of the Company's securities pursuant to the Company's registration statements on Form S-3 since July 14, 2010 may be deemed to be unregistered sales of its securities. Since July 14, 2010, the Company has sold an aggregate of 2,189,660 shares of its common stock for an aggregate gross price of $1,640,004 pursuant to an at-the-market offering ("ATM") of its common stock on Form S-3 (File No. 333-160993) in sales that occurred between September 7, 2010 and January 18, 2011 including 816,900 shares sold for an aggregate gross price of $656,509 between October 1, 2010 and December 31, 2010. In addition, the Company may be deemed to have made unregistered sales of the 2,575,830 shares of common stock and warrants to purchase an aggregate of 858,610 shares of common stock at an exercise price of $0.90 per share sold for an aggregate gross purchase price of $1,545,498 sold pursuant to such registration statement with respect to the December Offering.

If it is determined that persons who purchased the Company's securities after July 14, 2010 purchased securities in an offering deemed to be unregistered, then such persons may be entitled to rescission rights. In addition, the sale of unregistered securities could subject the Company to enforcement actions or penalties and fines by federal or state regulatory authorities. We are unable to predict the likelihood of any claims or actions being brought against the Company related to these events, and there is a risk that any may have a material adverse effect on us.

In addition to the sales described above, we made the following sales of unregistered securities during the 3 months ended December 31, 2010:

During the period ended December 31, 2010 we issued 9,500 shares of common stock to American Capital Ventures and 5,500 shares of common stock to Maplehurst Investment Group pursuant to an investor relations agreement with American Capital Ventures dated July 20, 2010 providing for the issuance of 15,000 shares of our common stock to American Capital Ventures or its designees for services rendered.  These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public.  No underwriting discounts or commissions were paid with respect to such sale. As the shares were issued for services we received no cash proceeds for the issuance of the shares.

In December 2010 we issued 200,000 shares of common stock to each of the Steven M. Oliveira 1998 Charitable Remainder Unitrust and Bricoleur Partners, L.P. as consideration for the extension of the loans under promissory notes issued to the respective investors.  These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public.  No underwriting discounts or commissions were paid with respect to such sales.  We received no cash proceeds for the issuance of the shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

1.1	Co-Placement Agency Agreement between the Registrant, Source Capital Group, Inc. and Boenning & Scattergood, Inc. (1)*
4.1	Specimen Warrant Certificate, (2)*
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).**
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).**
32.1	Certificate Pursuant to 18 U.S.C. § 1350.**
32.2	Certificate Pursuant to 18 U.S.C. § 1350.**

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-163867), as amended and filed on November 10, 2010.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-163867), as amended and filed on October 27, 2010.

*	Filed as an exhibit hereto.
**	Furnished as an exhibit hereto. These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 22, 2011	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 22, 2011	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer