Form 10-K
period 2011-03-31
India Globalization Capital, Inc.
filed 2011-07-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2011

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 1-32830

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
☐Yes      ☑No

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
☐ Yes     ☑ No (the Registrant is not yet required to submit Interactive Data)

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
☐ Yes            ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,570,784.

As of June 15, 2011 there were 19,758,771 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2011 Annual Meetings of Stockholders, which is expected to be filed no later than July 29, 2011, into Part III of this Form 10-K to the extent stated herein.

Overview of Restatement

Explanatory Note

Overview of Restatement

In this Annual Report on Form 10-K, India Globalization Capital, Inc.:

(a)	Restates its consolidated statements of operations and consolidated cash flows for the year ended March 31, 2010;

(b)	Amends its management discussion and analysis as it relates to the year ended March 31, 2010; and

(c)	Restates its unaudited quarterly financial data for the quarter ended December 31, 2009

Background of the restatement:

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2011, the Company’s management, in consultation with the Company’s independent registered public accounting firm, concluded that the financial statements for the year ended March 31, 2010 (the “2010 Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year then ended, as amended (the “2010 Annual Report”) and in the quarterly Form 10-Q for the period ended December 31, 2009 should no longer be relied upon.

The changes described above are non-cash items and do not impact the Company’s operations.

The financial statements have been restated to reflect:

(i) A Reclassification in the Company’s Statement of Cash Flows:  Sricon India Private Limited (SIPL), a subsidiary of IGC Inc., had been deconsolidated effective October 1, 2009. Upon deconsolidation, the cash flows of SIPL for the six months ended September 30, 2009 were re-classified and presented as equity in earnings of affiliates. The cash flows for the year ended 31 March, 2010 have now been restated to contain transactions relating to SIPL up until the date of deconsolidation; and

(ii) Computation of diluted earnings per share: The effect of dilution was inadvertently considered while computing the Earnings Per Share (EPS) although there was a loss by IGC Inc. The restatement now rightly shows the EPS taking into consideration the loss.

Effects of Restatement

The restated items are non-cash and do not impact the Company’s operations.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review and understand the restatement adjustments, see Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the deficiencies in internal control over financial reporting identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.

The previously filed Annual Reports for the period ended March 31, 2010 filed on Form 10-K and quarterly report for the period ended December 31, 2009 filed on Form 10-Q were  affected by the restatement and have not been amended. Instead, the amended statements are presented here.  Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other previous communications relating to these periods.

All amounts in this Annual Report for the period ended March 31, 2010 are the amounts as restated.

PART I
Item 1.  Business

Background of India Globalization Capital, Inc.  (IGC)

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, we completed an initial public offering.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL). We acquired Sricon by purchasing a 63% interest for approximately $29 million (based on an exchange rate of 40 INR for $1 USD).  Subsequently, we borrowed, through an intermediary company, approximately $17.9 million (based on 40 INR for $1 USD) from Sricon. The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.  Effective October 1, 2009, we reduced our stake in Sricon from 63% to 22% in consideration for the set off of the loan owed by IGC approximating $17.9 million.

On February 19, 2009 IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (IGC-IMT) based in Chennai, India.  IGC-IMT was formed on December 16, 2008 as a privately held start-up company engaged in the business of mining and trading.  Its current activity is to operate shipping hubs and to export iron ore to China from India.  On July 4, 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (IGC-MPL based in Nagpur, India), which conducts IGC’s quarrying business, and 100% of IGC Logistics, Private Limited (IGC-LPL) based in Nagpur, India, which is involved in the transport and delivery of ore, cement, aggregate and other materials.   Each of IGC-IMT, IGC-MPL and IGC-LPL were formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries.  The purchase price paid for each of IGC-IMT, IGC-MPL, and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.   India Globalization Capital, Inc. (the Registrant, the Company, or we) and its subsidiaries are engaged in the sale of construction materials, mining, quarrying and construction.

IGC’s organizational structure is as follows:

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “IGC Inc.”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiary IGC-M, and its direct and indirect subsidiaries (TBL, IGC-IMT, IGC-MPL and IGC-LPL) and Sricon, in which we hold a non-controlling interest.

Overview

IGC Materials, Private Limited (“IGC-MPL”) and IGC Logistics, Private Limited (“IGC-LPL”) are based in Nagpur India and were incorporated in June 2009.  The two companies focus on infrastructure materials like rock aggregate, bricks, concrete and other building materials, as well as,  logistical support for the transportation of infrastructure materials.  IGC India Mining and Trading (“IGC-IMT”) was incorporated in December 2008 in Chennai, India.   IGC-IMT is focused on the export of iron ore to China as well as the sale of iron ore to customers in India. IGC-MPL, IGC-LPL and IGC-IMT are all wholly-owned subsidiaries of IGC-M.

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

Our approach is to offer integrated solutions to our customers such as construction services combined with the sale and transportation of materials.

Core business competencies

As the infrastructure in India is built out and modernized, the demand for basic raw materials like stone aggregate and iron ore (steel) is expected to increase. We offer an integrated set of services to our customers based upon several core competencies. This integrated approach provides us with an advantage over our competitors.

Our core business competencies are:

1.	A sophisticated, integrated approach to project modeling, costing, management, and monitoring.
2.	In-depth knowledge of southern and central Indian infrastructure development.
3.	Knowledge of low cost logistics for moving commodities across long distances in specific parts of India.
4.	In-depth knowledge of the licensing process for mines and quarries in southern and central India.
5.	Strong relationships with several important construction companies and mine operators in southern and central India.

Our core business areas are:

1.           Mining and trading.  Our mining and trading activity currently centers on the export of iron ore to China and the resale of iron ore to traders in India. India is the fourth largest producer of iron ore.   The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014. This growth will increase China’s already large demand for steel. China, which accounted for 648 million metric tons of steel production in 2010, is expected to produce between 690 million and 710 million metric tons in 2011. As The Wall Street Journal reported, this production is expected to be almost half of total global output. We believe that IGC is well positioned to provide some Chinese steel mills with the iron ore needed to meet their demand.  Our subsidiary IGC Mining and Trading Private Limited (IGC-IMT), based in Chennai, India, is engaged in the iron ore business.  The subsidiary has relationships and in some cases agreements with mine owners in Orissa and Karnataka, two of the largest ore mining belts in India. In addition, it operates facilities at seaports on the west coast of India and to a lesser extent on the east coast of India.  The facilities consist of an office and a plot of land within the port to store iron ore. Our staff is experienced in delivering and managing the logistics of ore transport. Our subsidiary services a customer in China by buying ore from Indian mine owners, transporting it to seaports and then subcontracting stevedores to load the ships. Our share of the export market for iron ore is less than 1%.

2.           Quarrying rock aggregate.  As Indian infrastructure modernizes, the demand for raw materials like rock aggregate, iron ore and similar resources is projected to greatly increase. In 2009, according to the Freedonia Group, India was the third largest stone aggregate market in the world. The report projected that Indian demand for crushed stone will increase to 770 million metric tons in 2013 and 1.08 billion metric tons in 2018. Our subsidiary, IGC Materials Private Limited (‘IGC-MPL’), is responsible for our rock aggregate production. The subsidiary currently has two quarrying agreements with two separate partners. The two quarries  being mined near Nagpur, a city in the state of Maharashtra, India, have approximately 10 million to 11 million metric tons of rock aggregate, or about $40,000,000 of reserves at current prices. With the production of these two quarries, our subsidiary is one of the largest suppliers in the immediate area. Our share of the overall market in India is currently less than 1%. However, IGC-MPL has a growing regional presence in the Nagpur area.

All quarrying or mining activities in India require a license. IGC and its subsidiaries do not directly hold any mining or quarrying licenses and therefore there are no licenses or expenses in connection with acquiring the same being reflected in the consolidated financial statements. However, Sricon holds licenses and we quarry under licenses held by our partners. For all quarries, the licenses are granted for two years. The licenses are automatically renewed for additional periods of two years, provided that all royalty payments and taxes to the Indian government are paid up to date. IGC-MPL has applied, on its own, for licenses for mining and quarrying. The process of obtaining a quarrying license is difficult and typically takes between 12-18 months. The process involves a competitive application process. As such, while we have applied for licenses, there is no assurance that we will be granted these licenses. IGC-MPL is also in active negotiations with other land and license owners to expand the number of producing quarries available to it.

3.           Highway and heavy construction.  The Indian government has developed a plan to build and modernize Indian infrastructure.  The Wall Street Journal reported on March 23, 2010 that the government plans to double infrastructure spending from $500 billion to $1 trillion.  It will pay for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.  A significant number of our customers are engaged in highway and heavy construction.  Our subsidiary Techni Bharathi Limited (‘TBL’), a small road building company, is engaged in highway and heavy construction activities.  TBL has constructed highways, rural roads, tunnels, dams, airport runways, and housing complexes, mostly in southern states.  TBL, because of its successful execution of contracts, is pre-qualified by the National Highway Authority of India (NHAI) and other agencies. TBL’s share of the overall Indian construction market is very small. However, TBL’s prequalification and prior track record provides a way to grow the company in highway and heavy construction.  Currently, TBL is engaged in the recovery of construction delay claims that it is pursuing against NHAI, the Airport Authority of Cochin, and the Orissa State Works. Our share of the overall market in India is significantly less than 1%.

4.           Construction and maintenance of high temperature plants.  Through our unconsolidated, minority interest in Sricon Infrastructure Private Limited (Sricon), we engage in the civil engineering, construction and maintenance of high temperature plants. Sricon also has the specialized skills required to build and maintain high temperature chimneys and kilns. Sricon’s share of this market in India is less than 1%. We currently hold equity in Sricon.

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Year ended March 31, 2011	Year ended March 31, 2010
TBL	2%	22%
Sricon*	-	17%
IGC-IMT	53%	56%
IGC-MPL	44%	3%
IGC-LPL	1%	2%
Total	100%	100%

* - De-consolidated effective October 1, 2009

According to the global market researcher eMpulse, the construction industry’s total market size in India is approximately $53 Billion. According to Reuters, India exports about 100 million tons of iron ore per year. Prices for iron ore have averaged around $140 per metric ton. The rock aggregate market is India is approximately $3 billion. As noted above, our share of these markets is less than 1%.

Customers.

Our present and past customers include the National Highway Authority of India, several state high way authorities, the Indian railways, private construction companies in India and several steel mills in China.

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

Employees and consultants.

As of March 31, 2011 we employed a work force of approximately 130 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We hope that our efforts will make our companies more attractive.

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

Our operations are located in India where the accepted accounting standard is the Indian GAAP, which, in many cases, is not congruent with the U.S. GAAP.  Indian accounting standards are evolving toward IFRS (International Financial Reporting Standards). We engage an independent public accounting firm registered with the U.S. PCAOB to conduct an annual audit of our financial statements. The process of producing financial statements is at times cumbersome and places significant demands upon our existing staff.  We believe we are still some time away from having processes and adequately trained personnel in place to meet the reporting timetables set out by U.S. reporting requirements. Until then we may, on occasion, have to file for extensions to meet U.S. reporting timetables and it is possible that we may fail to meet these time tables. Failure to file our reports in a timely fashion can result in severe consequences including the potential delisting of our securities.  In addition, our access to capital may become more difficult or limited if we fail to meet reporting deadlines.  We will make our annual reports, quarterly reports, proxy statements, and up-to-date investor presentations available on our Web site, www.indiaglobalcap.com as soon as they are available. Our SEC filings are also available, free of charge, at www.sec.gov.

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

The construction business is dependent on the central government of India, as well as the Indian state governments for contracts.  Our operations and financial results may be affected by changes in the government’s policy toward building infrastructure.  In addition, the recent slowdown in the Indian economy has caused a tightening of credit and a slowdown of companies bidding on government contracts.  We foresee no immediate changes to government policy or market conditions that would adversely affect our ability to conduct business other than limited access to credit and believe that government support for infrastructure spending will remain strong but we remain subject to possible changes in Indian government and monetary policies and regulations, which are beyond our control.

The Indian government currently bans the export of ore that has a ferrous content of 64% or more, preferring to keep that high grade ore for the production of steel in India.   The Indian government could further curtail the export of iron ore, thereby hampering our business.  If the Government were to impose a ban on the export of lesser quality ore, we would likely be forced to service our customers from sources other than India.  In addition, during 2010, the government of Karnataka state banned the transportation and export of iron ore from 10 ports on the west coast of India due to allegations of illegal mining, storage, and transportation.  The ban was initially upheld by the Karnataka High Court until regulatory action could be implemented to reduce the illegal activity.  Iron ore exporters appealed against the ban to the Indian Supreme Court. The Supreme Court passed an order lifting the ban on iron ore exports from Karnataka in April 2011. This order was again challenged by the state government citing that the government needed more time to institute checks against illegal mining and export of iron ore. The matter is again pending adjudication at the Apex court and is likely to be resolved in the next few months. A significant portion of our iron ore exports along with other companies from Karnataka continue to be impacted by this ban.

The Chinese government imposed a ban on the import of low grade iron ore by traders in China in April 2010.  This ban did not extend to Chinese steel mills with licenses to import iron ore.  We have generally been in the business of exporting ore with ferrous content between 55% and 58% (low grade).  The ban on the import of low quality ore by China, although revoked on September 2010, forced us to look for customers that are steel mills, which we did, and to shift the business to exporting higher quality ore, which we are now doing.  We have shifted our business to exporting ore with ferrous content above 60%.  However, further restrictions on the import of iron ore by the Chinese government could adversely affect our business and results of operations.

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

Since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the object of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. According to the 2010 World Factbook published by the U.S. Central Intelligence Agency, the Indian government increased the pace of privatization in its transition from government control and toward a free market economy. A significant component of the program is the promotion of foreign investment in key areas of the economy. While the Indian government’s policies have resulted in improved economic performance, there can be no assurance that the economic improvement will be sustained. Moreover, there can be no assurance that these economic reforms will continue or that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect general business and economic conditions in India, which could, in turn, adversely affect our business.

Terrorist attacks and other acts of violence or war within India or involving India and other countries could adversely affect the financial markets and our business.

Terrorist attacks and other acts of violence could have the direct effect of destroying our plants and property causing a loss and interruption of business.  According to the CIA 2011 World Factbook, religious and border disputes persist in India and remain pressing problems. For example, India has from time to time experienced civil unrest and hostilities with Pakistan and other neighboring countries. The longstanding dispute with Pakistan over the border Indian states of Jammu and Kashmir, a majority of whose populations are Muslim, remains unresolved. While India and Pakistan resumed formal peace talks, there are no guarantees that these will be successful.

In addition, India continues to struggle with insurgent attacks from Maoist- Naxalite groups. If the Indian government is unable to control the violence and disruption associated with these insurgencies, then the result could be the destabilization of the economy, and, consequently, an adverse effect on our business.

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

Our operations are primarily located in India. We receive payment in Indian rupees for the construction work and the sale of rock aggregate.  Our contracts to supply iron ore to Chinese companies are paid in U.S. dollars.  As the results of our operations are reported in U.S. dollars, to the extent that there is a decrease in the exchange rate of Indian rupees relative to U.S. dollars, such a decrease could have a material impact on our operating results or financial condition. This is unlikely because, as The Wall Street Journal reported in mid-April, the rupee in expected to appreciate another 3% against the dollar by the end of the year.

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Our investments in India will incur tax risks unique to investments in India and in developing economies in general. Income that might otherwise not be subject to the withholding of local income tax under normal international conventions may become subject to the withholding of Indian income tax.  Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as being from sources outside India in other contexts. Additionally, proof of payment for Indian income taxes may be required as part of the remittance procedure. Any Indian taxes paid by us on income from our investments in India may or may not be creditable on our U.S. income tax returns. We may also incur taxes in India on any profits that we may choose to distribute as dividends to our shareholders.

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

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently approximately 38,485,247 authorized but unissued shares of our common stock available for issuance.  This is after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and shares and options authorized for issuance under our 2008 Omnibus Incentive Plan. It is also after the reservation for conversion of all of the 1,000,000 shares of preferred stock available for issuance.

We issued an aggregate of 2,516,389 shares of our common stock in connection with a private placement of debt securities and exchange of previously issued debt securities for new debt securities and common stock in October 2009, November 2010, December 2010, February 2011 and March, 2011, and may engage in similar private placements in the future. In addition, we may from time to time sell shares at the market.  The issuance of additional shares of our common stock including the conversion of any debt securities may:

• Significantly reduce the equity interest of our existing shareholders.

• Adversely affect prevailing market prices for our common stock, warrants or units.

We may issue notes or other debt securities, which may adversely affect our leverage and financial condition.

During the 2009 and 2010 fiscal years, we sold an aggregate $4,000,000 in private placements of debt securities and may engage in similar private placements in the future. In the current year, we have modified the terms of the debt arrangement to extend the repayment under the agreements and as a consideration for this extension issued equity shares to the debt holders. The incurrence of this debt and any subsequent modifications to the terms may:

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

• hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such securities are outstanding, or to the extent our existing leverage discourages other potential investors; and

• potentially lead to a dilution of our ownership if there are any subsequent issues of equity shares as consideration for further modifications or settlements.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business. Furthermore, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  These costs may be increased because we may not currently be able to use a short-form registration statement on Form S-3 which will increase the costs and timing for any registered offering of our securities.  In addition, to the extent that we are unable to provide timely reporting of our financial results it may further impair our ability to raise capital.  We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as, convertible notes and warrants, which may adversely impact our financial condition.

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

We review our goodwill balance and investments for impairment on at least an annual basis through the application of a fair value-based test. Our estimate of fair value is based primarily on projected future results and cash flows and other assumptions. In addition, we review long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the fourth quarter of our 2011 fiscal year, we performed our annual test for goodwill and investment impairment and determined that our goodwill arising on account of the acquisition of TBL and our investment in Sricon was further impaired. Similarly, in the future, if our projected discounted cash flows or the recoverable value of the underlying assets associated with our businesses do not exceed the carrying value of their net assets, we may be required to record further write downs of the carrying value of other long-lived assets associated with our businesses.  If that is the case, then our operating results and the market price of our common stock may be adversely affected.

Our subsidiaries may become involved in litigation in the future.

Our construction and aggregate contracts are subject to the jurisdiction of the Indian courts.  Our iron ore contracts frequently are subject to the jurisdiction of other foreign countries.  Our subsidiaries may have to initiate actions in the Indian courts or in foreign courts to enforce their rights and may also be drawn into litigation.  The expenses of litigation and any judgments against us could have an adverse effect on us.

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

Depending on the onset of the monsoons, revenue recorded in the first half of our fiscal year, particularly between June and September, is traditionally lower than revenue recorded during the second half of our fiscal year.  During periods of curtailed activity due to adverse weather conditions, we may continue to incur operating expenses and build material reserves, temporarily reducing profitability.

We incur costs as a result of operating as a public company. Our management is required to devote substantial time to new compliance initiatives.  Because we report in U.S. GAAP, we may experience delays in closing our books and records in India, and delays in the preparation of financial statements and related disclosures.

As part of a public company with substantial operations, we are experiencing an increase in legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002 and new rules implemented by the SEC and the NYSE Amex have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  We have completed the testing of internal controls in all our subsidiaries.  We expect to carry out the evaluations and install improved systems and processes as required. However, we cannot be certain as to the timing or completion of the remediation actions, or their impact on our operations. Furthermore, it is difficult to hire personnel in India who are familiar with U.S. GAAP.  However, we have hired several competent consultants to help review our internal reporting and disclosures, and to train our Indian staff in SEC reporting and U.S. GAAP.  We do not foresee a risk other than the time required to adequately complete the training and to implement the improved processes.

The audit report provided by Yoganandh and Ram (Y&R) will require a review by a U.S. firm.

While our audit firm, Yoganandh & Ram, is registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), the SEC requires that the audits conducted by Yoganandh & Ram be reviewed by another PCAOB registered firm.  If the review identifies changes to an audit, we will be required to amend our annual report as filed on Form 10-K incorporating the audited financial statements.  During the year ended March 31, 2010, the PCAOB conducted an inspection of Yoganandh & Ram. One result of the inspection is an expected increase in our auditing expense.

The Company has 12,972,532 warrants outstanding, the exercise of which could dilute the number of shares outstanding.

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

We have issued warrants to purchase our common stock in three public offerings: our initial public offering in March 2006, a registered direct offering in September 2009 and a public offering in December 2010.  In the absence of an applicable exemption, holders of warrants issued in our public offerings will be able to exercise the warrants only if a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective. Although we have undertaken in the respective warrant agreements relating to such warrants, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the public warrants to the extent required by federal securities laws, and we intend to comply with such undertaking as soon as possible,  we do not have such a registration statement currently effective and we cannot assure the warrant holders that we will be able to do so in the future. We may not be currently eligible to register the warrants on a short-form registration on Form S-3 which will likely increase the time it will take to obtain an effective registration statement for exercise of the warrants.  If we fail to comply with our contractual obligations we could be liable to the holders of the warrants. In no event shall we be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied, or (b) any net-cash settlement or other consideration in lieu of physical settlement in securities (provided that the holders of the warrants issued in our September 2009 and December 2010 offerings are entitled to cash payments if we fail to deliver shares issuable upon exercise of the warrants in a timely fashion).  The value of the public warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current. Such warrants may even expire worthless. The warrants issued in our initial public offering that were to expire on March 3, 2011, now expire on March 8, 2013 since we exercised our right to extend the terms of those warrants.   The warrants issued in our September 2009 and December 2010 offerings expire on September 18, 2012 and December 8, 2017 respectively.  The outstanding warrants issued in our September 2009 and December 2010 offerings, currently exercisable for an aggregate of 1,117,410 shares of common stock, give the holders of such warrants the right to exercise the warrants on a cashless basis if at the time of exercise there is not an effective registration statement available for the issuance of the shares issuable upon exercise of the warrants. We would not receive any proceeds from the cashless exercise of the warrants.

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

Since the Commission has informed us that it is the Commission's view that as of July 14, 2010 we ceased to be eligible to use Form S-3 for the registration of our securities, it is possible that any sales of our securities pursuant to our registration statements on Form S-3 since July 14, 2010 may be deemed to be unregistered sales of its securities. Since July 14, 2010, we have sold an aggregate of 2,292,760 shares of its common stock for an aggregate price of $ 1,536,886 pursuant to an at-the-market offering ("ATM") of its common stock on Form S-3 (File No. 333-160993) in sales that occurred between September 7, 2010 and January 19, 2011.  In addition, we may be deemed to have made unregistered sales of the 2,575,830 shares of common stock and warrants to purchase an aggregate of 858,610 shares of common stock at an exercise price of $0.90 per share sold for an aggregate gross purchase price of $1,545,498 sold pursuant to such registration statement with respect to the December Offering. Alternatively, to the extent that the sales are deemed to be registered as a result of being sold pursuant to registration statements declared effective by the Commission as the registration statements in question either incorporated, in the case of the Form S-3 or included, in the case of the Form S-1, a qualified audit report the registration statements could be deemed to be materially incomplete.

If it is determined that persons who purchased our securities after July 14, 2010 purchased securities in an offering deemed to be unregistered or that the registration statements for such offerings were incomplete or inaccurate, then such persons may be entitled to rescission rights.  In addition, the sale of unregistered securities could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. We are unable to predict the likelihood of any claims or actions being brought against us related to these events, and there is a risk that any may have a material adverse effect on us.  To date, we have not received any rescission requests.

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

If we fail to comply with the NYSE Amex listing requirements, we could be delisted from the NYSE Amex equities market. Any such delisting could potentially limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

If we fail to comply with the listing requirements of the NYSE Amex we could be delisted from the NYSE Amex equities market. If at any time in the future, the NYSE Amex delists our securities from trading on its exchange, we could face significant adverse consequences, including a:

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

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814.   TBL’s headquarters are located at 34/136 A Edappally Bypass Road, Cochin 682024, Kerala, India.  In addition, we have offices in Mauritius, Nagpur, Chennai and Bangalore, India.  We have temporary facilities at each of our work centers in the states of Karnataka, Maharashtra, Tamil Nadu, and Goa.

The  Company is not involved in investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in  persons  primarily  engaged  in  real  estate activities, as all of its land rights are  used  for  production  purposes.

Item 3. Legal Proceedings

 In January 2011, one of our subsidiaries -IGC-M- initiated legal proceedings against the Sricon management requesting the Company Law Board in India to stay any transactions -such as purchase, sale or a further creation of charge on Sricon’s fixed properties including land and plant and machinery - citing mismanagement of company affairs by the present management. IGC-M has also sued for recovery of the investment in Sricon and suitable compensation thereon.
Subsequently in January 2011, the Company received a favorable order from the Company Law Board granting the requested stay. The proceedings for the recovery of investment and a suitable compensation are currently pending adjudication at the Company Law Board, Mumbai.

Item 4. [Reserved.]

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company consummated its initial public offering on March 8, 2006. In the initial public offering, the Company offered units for purchase. A unit in the Company is comprised of one share of common stock of the Company and two warrants to purchase one share of common stock. On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock which permitted separate trading of the common stock and warrants. The common stock, units and warrants trade on the NYSE Amex under the symbols “IGC,” “IGC.U,” and “IGC.WT,” respectively.

The following table shows, for the last eight fiscal quarters, the high and low closing prices per share of the Common Stock, Warrants and Units as quoted on the NYSE Amex:

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
June 30, 2009	$1.25	$1.12	$0.06	$0.06	$1.80	$1.02
September 30, 2009	$1.86	$0.88	$0.20	$0.05	$2.32	$1.00
December 31, 2009	$2.20	$1.33	$0.22	$0.04	$2.50	$1.34
March 31, 2010	$1.67	$1.17	$0.13	$0.03	$1.41	$1.20
June 30, 2010	$2.05	$0.92	$0.12	$0.03	$2.45	$1.06
September 30, 2010	$1.22	$0.58	$0.05	$0.01	$1.32	$0.85
December 31, 2010	$1.15	$0.52	$0.04	$0.00	$1.23	$0.55
March 31, 2011	$0.93	$0.30	$0.04	$0.00	$1.00	$0.62

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of March 31, 2011 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders (1)	1,413,000	$1.00	471,045
Equity compensation plans not approved by security holders	-	-	-
Total	1,413,000	$1.00	471,045

(1)	Consists of our 2008 Omnibus Incentive Plan, as amended. See Note 16—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Holders

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of July 5, 2011, we had 3,890 holders of record of our common stock, 149 holders of record of our units and 2,049 holders of record of our warrants. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the fiscal year ended March 31, 2011 not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2011, the Company made no purchases of its equity securities.

Item 6. Selected Financial Data

Item 6 does not apply to us because we are a smaller reporting company.

Item 7.  Management's Discussion and Analysis

Overview of Restatement

In this Annual Report on Form 10-K, India Globalization Capital, Inc.:

(a)	Restates its consolidated statements of operations and consolidated cash flows for the year ended March 31, 2010;

(b)	Amends its management discussion and analysis as it relates to the year ended March 31, 2010; and

(c)	Restates its unaudited quarterly financial data for the quarter ended December 31, 2009

Background of the restatement:

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2011, the Company’s management, in consultation with the Company’s independent registered public accounting firm, concluded that the financial statements for the year ended March 31, 2010 (the “2010 Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year then ended, as amended (the “2010 Annual Report”) and in the quarterly Form 10-Q for the period ended December 31, 2009 should no longer be relied upon.

The changes described above are non-cash items and do not impact the Company’s operations.

The financial statements have been restated to reflect:

(i) A Reclassification in the Company’s Statement of Cash Flows:  Sricon India Private Limited (SIPL), a subsidiary of IGC Inc., had been deconsolidated effective October 1, 2009. Upon deconsolidation, the cash flows of SIPL for the six months ended September 30, 2009 were re-classified and presented as equity in earnings of affiliates. The cash flows for the year ended 31 March 2010 have now been restated to contain transactions relating to SIPL up until the date of deconsolidation; and

(ii) Computation of diluted earnings per share: The effect of dilution was inadvertently considered while computing the Earnings Per Share (EPS) although there was a loss by IGC Inc. The restatement now rightly shows the EPS taking into consideration the loss.

Effects of Restatement

The restated items are non-cash and do not impact the Company’s operations.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review and understand the restatement adjustments, see Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the deficiencies in control over financial reporting identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.

The previously filed Annual Reports for the period ended March 31, 2010 filed on Form 10-K and quarterly report for the period ended December 31, 2009 filed on Form 10-Q were affected by the restatement and have not been amended. Instead the amended statements are presented here.  Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other previous communications relating to these periods.
All amounts in this Annual Report for the period ended March 31, 2010 are the amounts as restated.

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

The acquisitions were accounted for under the purchase method of accounting.  Under this method of accounting, for accounting and financial purposes, IGC-M, Limited was treated as the acquiring entity and Sricon and TBL as the acquired entities. However since no premium was paid for the acquisition of these entities and since these entities had no operations at the time of purchase, there was no goodwill recorded on acquisition relating to these entities.

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

Effective October 1, 2009, we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.  As explained in Note 18 (Deconsolidation) to the financial statements included herein, on or about March 7, 2008 we consummated the Sricon Acquisition by purchasing 63% for about $29 million (based on an exchange rate of 40 INR for $1 USD).  We subsequently borrowed around $17.9 million (based on 40 INR for $1 USD).  Throughout 2008 and 2009 we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the company as a materials and construction company; with construction activity in our TBL subsidiary and materials activity in our other subsidiaries.  Rather than continue to owe $17.9 million, and more importantly, continue to fund two construction companies, we decreased our ownership in Sricon from 63% to 22.3%.  The impact of this is that our corresponding ownership is a non-controlling interest.  The deconsolidation of Sricon from the balance sheet of IGC resulted in reducing the assets on our balance sheet and a one-time charge to our income statement.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiary IGC-M, and its subsidiaries and non-controlling interests (TBL, IGC-MPL, IGC-LPL, IGC IMT).

Overview

In response to the increased demand for infrastructure in India and China, our focus is to supply construction materials in India and to China as well as execute infrastructure projects.  We do this primarily through our subsidiaries. We supply construction materials such as iron ore and rock aggregate. We build interstate highways, rural roads, and execute civil works in high temperature cement and steel plants.  We own and operate rock aggregate quarries. We are pursuing joint venture partnerships with mine owners and have applied for licenses to mine iron ore in India.  We have customers in India and China and are exploring other regional opportunities.

Company Overview

We are a materials and construction company offering a suite of services including: 1) the export of iron ore to China, 2) operations and supply of rock aggregate, and 3) the civil construction of roads and highways.   Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 130 employees and contractors. We are focused building out rock aggregate quarries, setting up relations and export hubs for the export of iron ore to China and winning construction contracts.

On January 21, 2011 ex-Minister for Road Transport and Highways, Mr. Kamal Nath, current India’s Minister of Urban Development, told The Economic Times that he “had succeed in building a momentum in India's road construction […] [by leaving] more than 20,000 km of work in progress [..][and by achieving] 12 km a day of road construction.”  According to the 2010 India Infrastructure Summit, the strong level of economic growth achieved in India in recent years has led to an expansion of industry, commerce and per-capita income. This in turn has fuelled demand for infrastructure services including energy, transportation, telecom, water supply and other urban infrastructure. This build out of infrastructure in India, we believe, will create a substantial demand for rock aggregate.  In addition, and according to the April 2011 Steel Industry Executive Summary by the U.S. International Trade Administration, China’s February 2011 steel production level increased by 2.8% to 54.3 million metric tons from 52.8 million metric tons in January. The same source asserts that China’s share of total world steel production increased from 44% to 47% between January 2011 and February 2011, accounting for nearly half of monthly total world production. We believe that these trends will continue to be favorable to our business.

Our model is as follows:

1.	We supply iron ore to China and trade in steel in the Indian markets.

2.	We supply rock aggregate to the construction industry in India and trade in other construction materials in the Indian markets, and

3.	We bid and execute construction and engineering contracts.

Our expansion plans include building out 10 rock aggregate quarries to create a one-stop shop for rock aggregate (a business currently not prevalent in India); obtaining licenses for the mining of iron ore in India in order to fill customer orders from China; and winning and executing construction contracts. There is seasonality in our business as outdoor construction activity slows down during the Indian monsoons.  The heavy rains typically continue intermittently from June through September.

Industry Overview

The CIA 2011 World Fact Book estimated the Indian GDP to be approximately $1.43 trillion in 2010.  According to the World Bank, only fifteen economies including India, Mexico and Australia generated more than $1 Trillion in GDP in 2010. According to the CIA 2011 World Fact Book, “strong headline GDP growth and quarter-on-quarter results indicate that the recovery of the Indian economy is robust. Backed by strong growth of 8.9 percent y-o-y in the first half of FY2010-11, the economy is estimated to grow by 8.6 percent during the fiscal year.” The Financial Times noted that a recent Economic Survey of India projected growth at 8.5% in 2010 and 9% in 2011, second only to that of China.

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

To sustain India’s fast growing economy, infrastructure investment in India is expected to increase to 9 percent of GDP by 2014, up from 5 percent in 2006-07.  This forecast is based on The Indian Planning Commission’s statement in its annual publication that for the Eleventh Plan period (2007-12), a large investment of approximately $494 billion is required for Infrastructure build-out and modernization.  This industry is one of the largest employers in the country. The construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be approximately 17%.

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

Our operations are subject to certain risks and uncertainties, including among others, dependency on the Indian and Asian economy and government policies, competitively priced raw materials, dependence upon key members of the management team, and increased competition from existing and new entrants.  See the risk factors set forth in Item 1A of this Form 10-K for the fiscal year ended March 31, 2011 for a discussion of certain of these risks.

Results of Operations

Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2011 and 2010:

	Year ended March 31,
	2011	2010 (as restated)	Change	Percentage
Revenues	4,073,919	17,897,826	(13,823,907)	-77.24%
Cost of revenues	(3,914,655)	(15,671,840)	11,757,185	-75.02%
Revenues less cost of revenues (excluding depreciation)	159,264	2,225,986	(2,066,722)	-92.85%
Selling, General and Administrative expenses	(7,283,089)	(5,614,673)	(1,668,416)	29.72%
Depreciation	(785,066)	(603,153)	(181,913)	30.16%
Operating income (loss)	(7,908,891)	(3,991,840)	(3,917,051)	98.13%
Interest and other financial expenses	(1,587,237)	(1,577,902)	(9,335)	0.59%
Interest Income	262,826	210,097	52,729	25.10%
Other Income	301,182	281,782	19,400	6.88%
Loss on dilution of stake in Sricon	-	(2,856,088)	2,856,088	-100.00%
Impairment loss – goodwill	(5,792,849)	-	(5,792,849)	100.00%
Impairment loss – investment	(2,184,599)	-	(2,184,599)	100.00%
Equity in earnings of affiliates	-	16,446	(16,446)	-100.00%
Income before income taxes and minority interest	(16,909,568)	(7,917,505)	(8,992,063)	113.57%
Income taxes benefit/(expense)	(4,100,225)	3,109,704	7,209,929	231.85%
Income after income taxes	(21,009,793)	(4,807,801)	(16,201,992)	336.99%

Revenue - Total revenue is $ 4.07 million for the year ended March 31, 2011, as compared to $17.90 million for the year ended March 31, 2010.  The primary reasons for the decrease in revenues of $ 13.83 million include:

•
One of the former subsidiaries of the Company -Sricon- was deconsolidated due to a stake sale effective October 1, 2009. The revenue attributable to Sricon for the year ended March 31, 2010 was $3.1 million (which constituted revenues for the six months ended September 30, 2009 prior to the deconsolidation) which was not recorded in the current year.

•
Decrease in revenue from the infrastructure business amounting to $3.92 million primarily on account of claims awarded in the previous year which was recorded as revenue. There were no such claims awarded during the current year.

•
Decrease in revenue from the iron ore and mining businesses amounting to $7.84 million primarily on account of the ban on export of low grade iron ore to China and closure of ports and mines in Karnataka as explained earlier in the risk factors.

This decrease is partially offset by an increase amounting to $1.3 million on account of the trading business in rock aggregate and other construction materials.

Cost of Revenue - Cost of revenue is exclusive of depreciation and amortization. It consists primarily of compensation and related fringe benefits for project-related personnel, department management, and all other dedicated project related costs and indirect costs. Cost of revenue for the year ended March 31, 2011 decreased by $11.8 million, compared to the year ended March 31, 2010.  This decrease is substantially in line with the decrease in revenue as explained above.

Cost of revenue as a percentage of revenue has increased from 87.56% in the previous year to 96.09% in the current year. This increase is on account of the significant decline in the iron ore business in the current year.

Revenues less cost of expenses – The difference between our revenues and cost of revenues decreased by $ 2.07 million or 93% to $ 0.16 million for the year ended March 31, 2011 as compared to $2.23 million for the year ended March 31, 2010. The principal reason for the decrease in the same during the year ended March 31, 2011 as compared to the previous year was the reduction in revenue during the year as explained above. As a percentage of revenue, the difference between revenue and cost of revenue was 3.91% and 12.44% for the years ended March 31, 2011 and 2010, respectively. Even though a significant part of the costs associated with revenue also decreased in line with revenue, we had some fixed costs which did not reduce proportionately leading to a decline in our gross profit margin.

Selling, General and Administrative expenses – These consist primarily of employee-related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write-offs relating to doubtful and bad debts and advances. Selling, general and administrative expenses were $ 7.28 million for the year ended March 31, 2011 compared $5.61 million for the year ended March 31, 2010. The expenses as a proportion of revenue during the current year were 178.77% as compared to 31.37% in the previous year. The substantial increase in this proportion was primarily due to:

•
Provision relating to the receivable from one of the investee companies – Sricon. One of the subsidiaries of the Company -TBL- had advanced this loan to Sricon to fund some of the operations. However due to certain management disputes, the Company the receivable has not been recovered even though the same is due. The Company intends to pursue the collection of this receivable through appropriate legal recourse in India. However, due to the uncertainty in the timing and the quantum of collection, the Company in the current year has provided for this receivable amounting to $3.14 million.

•	Write-off of certain bad debts that were considered to be irrecoverable amounting to $1.52 million.

Excluding the impact of the above write-offs, the selling, general and administrative expenses as a proportion of revenue was 64.37% in the current year as compared to 31.37% in the previous year. The increase is due to the fixed overheads incurred for the operations that are not proportionate to the revenue generated.

Depreciation – The depreciation expense was $ 0.7 million in 2011 as compared to $0.6 million in 2010.

Income from operations - Loss from operations increased from $3.99 million for the year ended March 31, 2010 to a loss of $7.91 million for the year ended March 31, 2011, which is an increase of $3.92 million in losses.

Interest and other financial expense– The interest expense for the year ended March 31, 2011 was $ 1.59 million as compared to $1.58 million for the year ended March 31, 2010.  For the previous year ended March 31, 2010, interest expense relating to Sricon amounting to $0.29 million was recorded in the books of the Company. As explained earlier, Sricon was deconsolidated effective October 1, 2009 and therefore no such interest expense was recorded in the books during the current year. However, there is a corresponding increase of $0.28 million in the interest expense primarily due to the modification of the notes payable which were due in the current year. The Company has extended the term of repayment for these notes and the consideration for the modification was settled through the issue of equity shares.

Interest income – The interest income for the year ended March 31, 2011 was $ 0.26 million as compared to $0.21 million for the year ended March 31, 2010.

Impairment loss – investment – During the current year, the Company performed an impairment analysis relating to its investment in Sricon. As a background, the Company sold a majority part of its stake in Sricon effective October 1, 2009. Following the sale, the equity interest of the Company in Sricon was reduced from 63% to 22%. In the current year, the Company has had a dispute with the management of Sricon. IGC has therefore moved to a cost basis of accounting for the investment in Sricon given the lack of significant influence in the management of Sricon despite our 22% stake. The Company conducted an impairment test on the investment based on the information available with it and as a result has provided for $2.18 million as impairment loss.

Impairment loss – goodwill – The goodwill balance in the books of the Company is allocated to the TBL reporting unit. During the current year, in the fourth quarter, the Company performed its annual impairment test on the goodwill balance. The Company assessed the fair value of the reporting unit based on the recoverable values of the assets and the expected settlement values of its liabilities. Based on the impairment analysis, the Company has provided for a loss amounting to $5.79 million relating to the goodwill balance for the year ended March 31, 2011. Factors that influence the analysis include contracts, potential contracts, collection of claims, ability to grow the quarry and ore business, and other factors. While there is an overall liquidity constraint and we require more cash to grow, the market potential for the infrastructure business in India remains strong and unabated.

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

Other income – Other income primarily consists of foreign exchange gain arising from the restatement of the inter-company receivables, denominated in Indian rupees, regarding payables to IGC. Further during the current year, the Company has re-recorded liabilities relating to the promoters of TBL amounting to approximately $0.26 million. This liability was disputed by the Company in the previous year and in the current year, based on an internal assessment, the Company has concluded that the same is no longer payable.

Income tax expense – We had an income tax expense of $4.1 million for the year ended March 31, 2011 as compared to an income tax benefit of $3.11 million for the year ended March 31, 2010.  The income tax benefit for the previous year was primarily on account of losses incurred in the previous year, which we believed would be offset against taxable profits in the future years due to the execution of the substantial orders received from China. During the current year, considering the continued ban on import of low grade iron ore by China and the shut down on mining and exports from Karnataka, the Company believes that the timing of the execution of the orders is not estimable. Therefore, from the perspective of prudence the Company has provided a valuation on the entire deferred tax asset balance during the current year resulting in the substantial income tax expense.

We however continue to expect to perform and deliver ore to our customer and earn sufficient taxable income to utilize all the deferred tax assets that we have recorded. We have not relied on any specific tax planning strategies in the recognition of the deferred tax assets.

Net loss – The Company had a loss of $4.81 million for the year ended March 31, 2010 as compared to a loss of $21.01 million for the year ended 31 March 2011. This loss was driven primarily by the decision to impair our investment in Sricon as well as the goodwill in TBL, the creation of the valuation allowance on the deferred tax asset, and the decline in revenues during the current year.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2011 and 2010.

We have financed our operations primarily. from sales of shares of common stock. We raised about $ 3.9 Million capital during the year through sale of our common stock. We raised such capital in the current year primarily for the purpose of funding our working capital requirements and day to day operations.  Our operations did not generate sufficient cash during the current fiscal year due to a significant loss in revenues from our iron ore and mining business amounting to $7.84 million, primarily because of the ban on export of low grade iron ore to China and closure of ports and mines in Karnataka (India). Income loss on this count is majorly the reason for the net cash used in operating activities as although the though a significant part of the costs associated with revenue also decreased in line with revenue, we had some fixed costs which did not reduce proportionately leading to a decline in our operating profits .   A part of the aforementioned capital raised was also used to repay a portion of the outstanding note to Bricoleur (approximately $ 200,000) and short term borrowings (approximately $ 229,000).   During the year ended March 31, 2011, net cash used for investing activities is not material.

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

Critical Accounting policies

Estimates

While preparing financial statements we make estimates and assumptions that affect the reported amount of assets, liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses for the reporting period. Such critical accounting estimates could change from period to period and have a material impact on IGC’s results of operations, financial position and cash flows. Actual results may differ from estimates. Revisions to accounting estimates are recognized in the period in which estimates are revised and future periods affected.

Revenue

We are a materials and construction company offering services including: 1) export of iron ore to China 2) quarrying and delivery of rock aggregate, 3) transport and logistics and 4) civil construction of roads and highways,

Revenue is recognized when persuasive evidence of a transaction exists, the sales price is fixed or determinable, and collectability is reasonably assured. In the case of government contracts, we recognize revenue when a government consultant verifies and certifies an invoice for payment.

Revenue from sale of goods is recognized when substantial risks and rewards of ownership are transferred to the buyer under the terms of the contract.

For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  IGC considers the guidance provided under SAB 104 in determining revenue from sales of goods.

Considerations have been given to all four conditions for revenue recognition under that guidance. The four conditions are:

•	Contract – Persuasive evidence of our arrangement with the customers;
•	Delivery – Based on the terms of the contracts, we assess whether the underlying goods have been delivered and therefore the risks and rewards of ownership are completely transferred;
•	Fixed or determinable price – We enter into contracts where the price for the goods being sold is fixed and not contingent upon other factors.
•
Collection is deemed probable – At the time of recognition of revenue, we make an assessment of our ability to collect the receivable arising on the sale of the goods and determine that collection is probable.

Revenue for any sale is recognized only if all of the four conditions set forth above are met. These criteria are applied by us at the time of each sale.  In any of the criteria set out above is not met, we defer revenue recognition until all of the four conditions are met.

Revenue from construction/project related activity and contracts for supply/commissioning of complex plant and equipment is recognized as follows:

•	Cost plus contracts: Contract revenue is determined by adding the aggregate cost plus proportionate margin as agreed with the customer and expected to be realized.
•
Fixed price contracts: Contract revenue is recognized using the percentage of completion method and the percentage of completion is determined as a proportion of cost incurred-to-date to the total estimated contract cost.

Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable. Appropriate adjustments are made for change orders, disputes, and other factors affecting the contract. Full provision is made for any loss in the period in which it is foreseen.

Revenue from service related activities and miscellaneous other contracts are recognized when the service is rendered using the proportionate completion method or completed service contract method.

Income taxes

Deferred income tax is recorded for the difference between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized in future periods. The measurement of deferred tax assets involves judgment regarding the deductibility of costs not yet subject to taxation and estimates regarding sufficient future taxable income to enable utilization of unused tax loss carry-forwards in the applicable tax jurisdictions.

Inventories

We provide for inventory obsolescence, excess inventory and inventories with carrying values in excess of market values based on our assessment of the future demands, market conditions and our specific inventory management procedures. If market conditions and actual demands are less favorable than our estimates, additional inventory write-downs may be required. In all cases inventory is carried at the lower of historical cost or market value.

Accounts receivable

We make estimates of the collectibility of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required.

Policy for Goodwill and Impairment

Goodwill represents the excess cost of an acquisition over the fair value of our share of net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill on acquisition of subsidiaries is disclosed separately. Goodwill is stated at cost less impairment losses incurred, if any.

We adopted the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others”, (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets", which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which we define as each subsidiary. ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

As per ASC 350-20-35-4 through 35-19, the impairment testing of goodwill is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

In ASC 350.20.20 a reporting unit is defined as an operating segment or one level below the operating segment.  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.   We have determined that IGC operates in a single operating segment.  While the CEO reviews the consolidated financial information for the purposes of decisions relating to resource allocation, the CFO, on a need basis, looks at the financial statements of the individual legal entities in India for the limited purpose of consolidation. Given the existence of discrete financial statements at an individual entity level in India, we believe that each of these entities constitute a separate reporting unit.

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units. Accordingly, TBL which is one of the legal entities, is also considered to be a separate reporting unit and therefore we believe that the assessment of goodwill impairment at the subsidiary level which is also a reporting unit is appropriate.

Our analysis of fair value is based on the estimate of the recoverable value of the underlying assets. For long lived assets such as land, we obtain appraisals from independent professional appraisers to determine the recoverable value. For other assets such as receivables, the recoverable value is determined based on an assessment of the collectability and any potential losses due to default by the counter parties. Unlike goodwill, long lived assets are assessed for impairment only where there are any specific indicators for impairment.

Our methodology for conducting the impairment test has remained substantially the same as compared to the method that we used in the previous year. The impairment loss for the current year is primarily due to the fact that the revenues of TBL have not been able to match the projections that we had in the previous year and therefore, the projected cash flows that contribute to an assessment of ‘value-in-use’ has been minimal.

Impairment of investment

The impairment analysis test is done based on a similar recoverable approach as used in the impairment test for goodwill described above. The fair value of land is determined based on an independent appraisal of the land held by Sricon. The recoverability of contract claims and other receivables is based on the information available with us with respect to the contract claims awarded in favor of Sricon through arbitration orders. The estimated amount of liability is based on the information available with us with respect of bank debt and other borrowings.

Impairment of Long Lived assets

The Company reviews its long-lived assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. The company is also vigilant in monitoring for any indicators of impairment and ensures that this is done on an on-going basis. Under U.S. GAAP, long-lived depreciable and amortizable assets are tested for impairment in asset groups unless an individual asset generates identifiable cash flows that are largely independent of the cash flows from other asset groups. An asset group is the lowest level for which there are identifiable cash flows that largely are independent of the net cash flows of other groups of assets. At IGC, the impairment testing is done at the entity (subsidiary) level since there are no individual assets or asset groups generating identifiable cash flows at any level below the entity level. While computing the fair values for calculation of impairment, for long-lived assets such as land, the Company obtains independent professional appraisals of the market value of the asset.  In the case of other long-lived assets, the Company assesses the fair value based on discounted cash flows of the projected cash flows from each of the assets. Successive impairment tests carried out in the past indicate that the fair value at the entity level exceeds the book carrying value.

Recently issued and adopted accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Under these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company's disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued a new accounting standard which requires that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. This guidance is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This guidance became effective January 1, 2011. Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

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

In the analysis below, we have compared the reported revenue and expense numbers for Fiscal 2011 with the Fiscal 2010 based on the average exchange rate used for Fiscal 2010 to highlight the impact of exchange rate changes on IGC’s Indian rupee derived revenues and expenses.

	Year ended March 31,
	2011 (current exchange rate)	2011 (previous year exchange rate)	Change	Percentage
Revenues	4,073,919	3,804,790	269,129	6.61%
Total expenses before taxes	(10,912,485)	(10,191,591)	(720,894)	6.61%
	(6,838,566)	(6,386,801)	(451,765)

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

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD
2009-10	INR 47.91 per USD	INR 44.95 per USD
2010-11	INR 44.75 per USD	INR 44.54 per USD

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

i

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the Consolidated Financial Statements, the March 31, 2010 financial statements have been restated to correct errors explained therein.

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Yoganandh & Ram,
Chennai, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: 13th July, 2011

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2011	2010 (as restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,583,284	$842,923
Accounts receivable, net of allowances	3,312,051	4,783,327
Inventories	133,539	162,418
Advance taxes	41,452	119,834
Deferred income taxes	-	25,345
Dues from related parties	-	3,114,572
Prepaid expenses and other current assets	1,474,838	2,054,462
Total current assets	$6,545,164	$11,102,881
Property, plant and equipment, net	1,231,761	1,748,436
Investments in affiliates	6,428,800	8,443,181
Investments-others	877,863	810,890
Deferred income taxes	-	4,075,461
Goodwill	410,454	6,146,720
Restricted cash	1,919,404	2,169,939
Other non-current assets	748,623	872,184
Total assets	$18,162,069	$35,369,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings and current portion of long term debt	$901,343	$1,389,041
Trade payables	1,311,963	1,839,405
Accrued expenses	349,149	461,259
Notes payable	3,920,000	4,120,000
Dues to related parties	-	149,087
Other current liabilities	94,892	149,942
Total current liabilities	$6,577,347	$8,108,734
Other non-current liabilities	1,209,479	1,107,498
Total liabilities	$7,786,826	$9,216,232

Shares potentially subject to rescission rights (4,868,590 shares issued and outstanding)	3,082,384	-

Stockholders' equity:
Common stock — $0001 par value; 75,000,000 shares authorized; 14,890,181 issued and outstanding at March 31, 2011 and 12,989,207 issued and outstanding at March 31, 2010	$1,490	$1,300
Additional paid-in capital	38,860,319	36,805,724
Accumulated other comprehensive income	(2,502,596)	(2,578,405)
Retained earnings (Deficit)	(29,692,907)	(9,452,000)
Total stockholders' equity	$6,666,306	$24,776,619
Non-controlling interest	$626,553	$1,376,841
Total liabilities and stockholders' equity	$18,162,069	$35,369,692

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2011	2010 (as restated)

Revenues	$4,073,919	$17,897,826
Cost of revenues	(3,914,655)	(15,671,840)
Revenues less cost of revenues (excluding depreciation)	159,264	2,225,986
Selling, General and Administrative expenses	(7,283,089)	(5,614,673)
Depreciation	(785,066)	(603,153)
Operating income (loss)	(7,908,891)	(3,991,840)
Interest expense	(1,395,433)	(1,221,466)
Amortization of debt discount/Loss on extinguishment of debt	(191,804)	(356,436)
Interest Income	262,826	210,097
Other Income	301,182	281,782
Loss on dilution of stake in Sricon	-	(2,856,088)
Impairment loss – goodwill	(5,792,849)	-
Impairment loss – investments	(2,184,599)	-
Equity in earnings of affiliates	-	16,446
Income before income taxes and minority interest attributable to non-controlling interest	$(16,909,568)	(7,917,505)
Income taxes benefit/ (expense)	(4,100,385)	3,109,704
Net income	$(21,009,953)	(4,807,801)
Non-controlling interests in earnings of subsidiaries	769,046	18,490
Net income / (loss) attributable to common stockholders	$(20,240,907)	$(4,789,311)
Earnings per share attributable to common stockholders:
Basic	$(1.34)	$(0.42)
Diluted	$(1.34)	$(0.42)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	15,108,920	11,537,857
Diluted	15,108,920	11,537,857

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31, 2011			Year ended March 31, 2010 (As restated)
Particulars	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total
Net income / (loss)	(20,240,907)	(769,046)	(21,009,953)	(4,789,311)	(18,490)	(4,807,801)
Foreign currency translation adjustments	75,809	18,758	94,567	3,499,767	(2,230,182)	1,269,585
Deconsolidation of Sricon	-	-	-	(1,148,591)	-	(1,148,591)
Comprehensive income (loss)	(20,165,098)	(750,288)	(20,915,385)	(2,438,135)	(2,248,672)	(4,686, 807)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Additional paid in capital	Accumulated income/(deficit)	Other comprehensive income	Non-controlling interest	Total
Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$14,262,606	$37,857,875
Stock Option for 1,413,000 grants	-	-	90,996	-	-	-	90,996
Issue of 78,820 common stock to officers and directors	78,820	8	39,402	-	-	-	39,410
Issuance of Common Stock to Red Chip Companies	15,000	2	13,198	-	-	-	13,200
Issuance of 1,599,000 common stock to institutional investors	1,599,000	160	1,638,690	-	-	-	1,638,850
Issue of 530,000 common stock to Bricoleur Capital	530,000	53	712,822	-	-	-	712,875
Issue of 530,000 common stock to Oliveira	530,000	53	586,732	-	-	-	586,785
Interest exp. towards of 530000 shares towards Bricoleur Capital loan	-	-	197,412	-	-	-	197,412
Interest exp. towards of 530000 shares towards Oliveira loan	-	-	162,408	-	-	-	162,408
Issue of 145,216 common stock under ATM agency agreement	145,216	15	179,874	-	-	(10,484)	169,405
Dividend Option	-	-	(2,340)	-	-	-	(2,340)
Loss on Translation	-	-	-	-	3,499,767	(2,219,698)	1,280,069
Impact of de-consolidation of Sricon	-	-	-	-	(1,148,591)	-	(1,148,591)
Elimination of non-controlling interest pertaining to Sricon	-	-	-	-	-	(10,637,093)	(10,637,093)
Net income for non-controlling interest	-	-	-	-	-	(18,490)	(18,490)
Net income / (loss)	-	-	-	(4,789,311)	-	-	(4,789,311)
Balance at March 31, 2010	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460
Issue of equity shares	1,900,974	190	1,761,452	-		-	1,761,642
Interest expense	-	-	359,820	-		-	359,820
Dividend Option Reversed	-	-	2,340	-		-	2,340
Loss for the quarter	-	-	-	(20,240,907)	-	-	(20,240,907)
Net Income for non-controlling interest	-	-	-	-	-	(769,046)	(769,046)
Loss on Translation	-	-	-	-	75,809	18,758	94,567
Road show expense incurred towards raising capital-issue of shares	-	-	(69,017)	-	-	-	(69,017)
Balance at March 31, 2011	14,890,181	1,490	38,860,319	(29,692,907)	(2,502,596)	626,553	7,292,859

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended March 31,
	2011	2010 (as restated)
Cash flows from operating activities:
Net income (loss)	$(21,009,953)	$(4,807,801)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	-	130,399
Non-cash expense for investor relation related services	24,239	-
Deferred taxes	4,100,385	(3,254,786)
Depreciation	785,066	603,153
Profits relating to de-consolidated subsidiary	-	(34,744)
Write back of liability	(269,124)
Provision for doubtful receivables and bad debts written off	4,644,028
Loss / (gain) on sale of property, plant and equipment	-	(3,715)
Amortization of debt discount	-	356,437
Interest expense (including non-cash)	917,401	1,130,377
Loss on extinguishment of debt	191,804	586,785
Loss on dilution of stake in Sricon	-	2,856,088
Impairment loss – goodwill	5,792,849	-
Impairment loss – Sricon investment	2,184,599	-
Deferred acquisition cost written off	-	1,854,750
Equity in earnings of affiliates	-	(16,446)
Changes in:
Accounts receivable	(6,822)	(3,056,548)
Unbilled receivable	-	-
Inventories	30,235	1,775,101
Prepaid expenses and other current assets	1,348,513	(307,538)
Trade payables	(1,499,804)	1,504,339
Advance from customers	-	-
Other current liabilities	(89,898)	(1,013,403)
Other non-current liabilities	91,364	(461,709)
Interest receivable – convertible debenture	-	-
Non-current assets	130,382	231,571
Net cash used in operating activities	$(2,634,736)	$(1,927,690)

Cash flow from investing activities:
Purchase of property and equipment	(285,441)	(1,264,245)
Proceeds from sale of property and equipment	30,705	463,825
Proceeds from sale of short term investments	-	-
Redemption of convertible debentures	-	-
Proceeds from/ (Investment in) non-current investments (joint ventures etc.)	(59,235)	(698,174)
Deposits towards acquisitions (net of cash acquired)	-	-
Restricted cash	269,270	(582,081)
Net cash movement relating to de-consolidation of subsidiary	-	(102,045)
Net cash provided/(used) in investing activities	$(44,701)	$(2,182,720)

Cash flows from financing activities:
Proceeds from/ (Repayment of) short term borrowings	(229,068)	61,585
Proceeds from long-term borrowings	-	-
Repayment of long term borrowings	-	(687,956)
Expenses for issuance of stock	(66,677)
Issuance of equity shares	3,910,575	1,833,780
Due to related parties	-	-
Proceeds from/notes payable	-	2,000,000
Repayment of notes payable	(200,000)	-
Interest paid	-	(287,883)
Net cash provided/(used) by financing activities	$3,414,830	$2,919,526
Effects of exchange rate changes on cash and cash equivalents	4,968	(95,558)

Net increase/(decrease) in cash and cash equivalents	740,361	(1,286,442)
Cash and cash equivalent at the beginning of the period	842,923	2,129,365
Cash and cash equivalent at the end of the period	$1,583,284	$842,923

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The operations of IGC are based in India. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (IGC-M).  This company in turn operates through four subsidiaries, and one investment in India.   The Company has an investment ownership of approximately twenty two percent (22%) of Sricon Infrastructure Private Limited (“Sricon”), seventy seven percent (77%) of Techni Bharathi, Limited (“TBL”) and one hundred percent (100%) of each IGC India Mining and Trading Private Limited (IGC-IMT), IGC Logistic Private Limited (IGC-L), and IGC Materials Private Limited (IGC-MPL). Through our subsidiaries the Company operates in the India and China infrastructure industries.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.

The Company’s operations are subject to certain risks and uncertainties, including among others, dependency on India’s economy and government policies, seasonal business factors, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP). The financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.

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

IGC India Mining and Trading Private Limited (IGC-IMT), IGC Materials Private Limited (IGC-MPL), and IGC Logistics Private Limited (IGC-LPL) were incorporated for IGC by three different Indian citizens, who acted as the initial directors of these companies as our nominees. This is as per the regulatory requirements for incorporation of companies. Once the companies were incorporated, IGC purchased the shares from the individuals. No premium was paid. None of these companies were operational at the time of purchase and therefore no revenues and earnings were recorded. The individuals were reimbursed for the amounts they paid to incorporate the companies. Please see the below table for further details:

Acquired Company	Initial Capitalization	Purchase Price
IGC – IMT	INR 100,000 ($2,100)	INR 100,000
IGC – MPL	INR 100,000 ($2,100)	INR 100,000
IGC – LPL	INR 100,000 ($2,100)	INR 100,000

In order to comply with regulatory requirements, the above companies were incorporated on behalf of IGC, and IGC subsequently purchased these companies at book value. Therefore, effectively, these are not acquisitions but incorporations by IGC.

Effective October 1, 2009, we have reduced our stake in Sricon from 63% to 22% in consideration for the set off of the loan owed by IGC approximating $17.9 million.

b)  Merger and Accounting Treatment

Most of the shares of Sricon and TBL acquired by IGC were purchased directly from the companies.

The ownership interest of the founders and management of TBL are reflected in our financial statements as “Non-Controlling Interest”.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “IGC Inc.”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiary IGC-M, and its direct and indirect subsidiaries (TBL, IGC-IMT, IGC-LPL, and IGC-MPL).

IGC’s organizational structure is as follows:

c) Our Securities

We have three securities listed on the NYSE Amex: (1) common stock, $.0001 par value (ticker symbol: IGC), (2) redeemable warrants to purchase common stock(ticker symbol: IGC.WT) and (3) units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U). The units may be separated into common stock and warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00. The warrants issued in our initial public offering that were to expire on March 3, 2011, are to expire on March 8, 2013 since we exercised our right to extend the terms of those warrants.   The registration statement for the initial public offering was declared effective on March 2, 2006. The warrants are exercisable and may be exercised by contacting IGC or the transfer agent, Continental Stock Transfer & Trust Company. We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to exercise the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.

On January 9, 2009, we completed a tender offer with respect to warrants issued in our initial public offering and certain other warrants issued in private placements. An aggregate of 11,943,878 warrants were exercised pursuant to the terms of the tender offer in exchange for an aggregate of 1,311,064 shares of common stock, of which 2,706,350 warrants were exercised with an aggregate cash payment of $297,698.50 in exchange for an aggregate of 541,270 shares of Common Stock and 9,237,528 warrants were exercised by exchange of warrants in exchange for an aggregate of 769,794 shares of Common Stock.

On July 13, 2009, we issued 15,000 shares of common stock to RedChip Companies Inc. for investor relations services rendered. The value of these services was $13,200 and the per-share value was $0.88. The cost of the common shares was expensed in the quarter.

On September 15, 2009, we entered into a securities purchase agreement (“Registered Direct”) with institutional investors for the sale and issuance of an aggregate of 1,599,000 shares of our common stock and warrants to purchase up to 319,800 shares of our common stock, for a total purchase price of $1,998,750. The common stock and warrants were sold on a per unit basis at a purchase price of $1.25 per unit. The shares of common stock and warrants were issued separately. Each investor received one warrant representing the right to purchase, at an exercise price of $1.60 per share, a number of shares of common stock equal to 20% of the number of shares of common stock purchased by the investor in the offering. The sales were made pursuant to a shelf registration statement. The warrants issued to the investors in the offering are exercisable any time on or after the date of issuance for a period of three years from that date. The Black Scholes value of the warrants associated with the Registered Direct is $71,411. The Black Scholes price of the warrants was expensed in the quarter.

On October 5, 2009, IGC issued 530,000 new shares of common stock to Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) as partial consideration for the exchange of an outstanding promissory note for a new interest-free note of $2.1 million with an extended due date of October 10, 2010. The value of the shares was $911,600 or $1.72 per share. IGC consummated this transaction in order to maintain its working capital and to extend the note by one year. The value of the shares was amortized over the life of the loan.

On October 13, 2009, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices, or as otherwise agreed with Enclave. We estimate that the net proceeds from the sale of the shares of common stock we are offering will be approximately $3.73 million. We intend to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness, and other general corporate purposes. For the year ended March 31, 2010, we sold 145,216 shares of our common stock. During the twelve months ended March 31, 2011, the Company issued an additional 2,292,760 shares of common stock under this agreement.

On October 16, 2009, IGC issued 530,000 new shares of common stock in a private placement. The consideration for the shares was the $2,000,000 proceeds from an IGC promissory note payable made for one year with no interest to Bricoleur Partners, L.P. (‘Bricoleur’). IGC consummated this transaction in order to supplement its working capital and to expand its ore and quarry businesses. The shares were valued at $1,107,700 and $2.09 per share. The value of the shares was amortized over the life of the loan.

During the twelve months ended March 31, 2011 the Company also issued 30,000 shares of common stock to American Capital Ventures and Maplehurst Investment Group for services rendered and 9,135 shares to Red chip companies valued at $ 8,039 for investor relation related services rendered.

The Company also issued a total of 400,000 shares of common stock as a consideration for the extension of the loans under the promissory notes described in Note 8 - Notes Payable during the twelve months ended March 31, 2011.

In February 2011, the Company consummated another transaction with Bricoleur to exchange the promissory note held by Bricoleur for a new note with an extended repayment term. The Company issued 688,500 shares of common stock valued at approximately $ 419,985 as consideration for the exchange.

In March 2011, the Company agreed with Oliveira to exchange the promissory note held by Oliveira for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through issue of equity shares at a stated value over a specific term. As of March 31, 2011, the Company has issued 368,339 shares of common stock valued at $ 216,042 to this debt holder.

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

Following the issuance of the shares in the preceding transactions, as of March 31, 2011, 19,758,771 shares of common stock are outstanding along with warrants to purchase an aggregate of 12,972,532 shares of common stock which are outstanding.

Further, as set forth in Note 12, the Company has also issued 1,413,000 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as at March 31, 2011.

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

The non-controlling interest disclosed in the accompanying financial statements represents the non-controlling interest in Techni Bharathi Limited (TBL) and the profits or losses associated with the non-controlling interest in those operations.

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

d)           Revenue Recognition

The majority of the revenue recognized for the year ended March 31, 2011 was derived from the Company’s subsidiaries and as follows:

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
•
Fixed price contracts: Contract revenue is recognized using the percentage completion method and the percentage of completion is determined as a proportion of cost incurred-to-date to the total estimated contract cost. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable.

•
In many of the fixed price contracts entered into by the Company, significant expenses are incurred in the mobilization stage in the early stages of the contract. The expenses include those that are incurred in the transportation of machinery, erection of heavy machinery, clearing of the campsite, workshop ground cost, overheads, etc. All such costs are booked to deferred expenses and written off over the period in proportion to revenues earned.

•
Where the modifications of the original contract are such that they effectively add to the existing scope of the contract, the same are treated as a change orders. On the other hand, where the modifications are such that they change or add an altogether new scope, these are accounted for as a separate new contract. The company adjusts contract revenue and costs in connection with change orders only when they are approved by both, the customer and the company with respect to both the scope and invoicing and payment terms.

•
In the event of claims in our percentage of completion contracts, the additional contract revenue relating to claims is only accounted after the proper award of the claim by the competent authority. The contract claims are considered in the percentage of completion only after the proper award of the claim by the competent authority.

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

o)           Fair Value of Financial Instruments

As of March 31, 2011 and 2010, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

As of March 31, 2011, eleven clients accounted for approximately 95% of gross accounts receivable. At March 31, 2010, four clients accounted for 68% of gross accounts receivable. During the fiscal year ended March 31, 2011, sales to twenty four clients accounted for 70% of the Company's revenue.

q)            Accounting for goodwill and related impairment

Goodwill represents the excess cost of an acquisition over the fair value of the group's share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less accumulated amortization and impairment losses, if any.

The company adopted provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others”, (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets", which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Group defines as each individual legal entity at a subsidiary level.

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

s)           Recently issued and adopted accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Under these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company's disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued a new accounting standard which requires that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. This guidance is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This guidance became effective January 1, 2011. Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, India Globalization Capital, Inc. has:

(a)	Restated its consolidated statements of operations and consolidated cash flows as for the year ended March 31, 2010;

(b)	Amended its management discussion and analysis as it relates to the year ended March 31, 2010; and

(c)	Restated its unaudited quarterly financial data for the quarter ended December 31, 2009.

The restatements reflect adjustments to correct errors identified by the SEC through its original and follow up comment letters dated February 25, 2011 and May 9, 2011. The restatement adjustments reflect a reclassification in the consolidated cash flow and a correct computation of the diluted EPS of the Company.

The changes described above are non-cash items and do not impact the Company’s operations.

Reclassification in the Company’s Consolidated Statement of Cash Flows

Sricon India Private Limited (SIPL), a subsidiary of IGC Inc., had been deconsolidated effective October 1, 2009. Upon deconsolidation, the cash flows of SIPL for the six months ended September 30, 2009 were re-classified and presented as equity in earnings of affiliates. The cash flows for the year ended 31 March, 2010 have now been restated to contain transactions relating to SIPL up until the date of deconsolidation; and

Computation of diluted earnings per share

The effect of dilution was inadvertently considered while computing the Earnings Per Share (EPS) in the event of loss by IGC Inc. The restatement now rightly shows the EPS in the event of loss without considering dilution.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

The restated consolidated statement of operations and consolidated cash flows for the year ended 31 March 2010 are presented below:

	Year ended March 31,
	2010 (as originally filed)	2010 (as restated)

Revenues	$17,897,826	$17,897,826
Cost of revenues	(15,671,840)	(15,671,840)
Revenues less cost of revenues (excluding depreciation)	2,225,986	2,225,986
Selling, General and Administrative expenses	(5,614,673)	(5,614,673)
Depreciation	(603,153)	(603,153)
Operating income (loss)	(3,991,840)	(3,991,840)
Legal and formation, travel and other startup costs	-	-
Interest expense	(1,221,466)	(1,221,466)
Amortization of debt discount/Loss on extinguishment of debt	(356,436)	(356,436)
Interest Income	210,097	210,097
Other Income	281,782	281,782
Loss on dilution of stake in Sricon	(2,856,088)	(2,856,088)
Equity in earnings of affiliates	16,446	16,446
Income before income taxes and minority interest attributable to non-controlling interest	(7,917,505)	(7,917,505)
Income taxes benefit/ (expense)	3,109,704	3,109,704
Net income	(4,807,801)	(4,807,801)
Non-controlling interests in earnings of subsidiaries	18,490	18,490
Net income / (loss) attributable to common stockholders	$(4,789,311)	$(4,789,311)
Earnings per share attributable to common stockholders:
Basic	$(0.42)	$(0.42)
Diluted	$(0.40)	$(0.42)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	11,537,857	11,537,857
Diluted	11,958,348	11,537,857

* The effect of restatement on the diluted EPS has been shown in italics in the table above.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2010 (as originally filed)	Adjustments	2010 (as restated)
Cash flows from operating activities:
Net income (loss)	$(4,807,801)	-	$(4,807,801)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	130,399	-	130,399
Deferred taxes	(3,283,423)	28,637	(3,254,786)
Depreciation	385,803	217,350	603,153
Profits relating to de-consolidated subsidiary	(34,744)	-	(34,744)
Loss / (gain) on sale of property, plant and equipment	(3,715)	-	(3,715)
Amortization of debt discount	356,437	-	356,437
Interest expense (including non-cash)	842,494	287,883	1,130,377
Loss on extinguishment of debt	586,785	-	586,785
Loss on dilution of stake in Sricon	2,856,088	-	2,856,088
Deferred acquisition cost written off	1,854,750	-	1,854,750
Equity in earnings of affiliates	(16,446)	-	(16,446)
Changes in:		-
Accounts receivable	(4,522,214)	1,465,666	(3,056,548)
Inventories	1,757,399	17,702	1,775,101
Prepaid expenses and other current assets	(556,303)	248,765	(307,538)
Trade payables	1,508,359	(4,020)	1,504,339
Other current liabilities	89,396	(1,102,799)	(1,013,403)
Other non-current liabilities	(350,540)	(111,169)	(461,709)
Non-current assets	251,815	(20,244)	231,571
Net cash used in operating activities	$(2,955,461)	$1,027,771	$(1,927,690)

Cash flow from investing activities:
Purchase of property and equipment	$(1,198,880)	$(65,365)	(1,264,245)
Proceeds from sale of property and equipment	463,825	-	463,825
Investment in non-current investments (joint ventures etc.)	(698,174)	-	(698,174)
Restricted cash	(567,012)	(15,069)	(582,081)
Net cash movement relating to de-consolidation of subsidiary	-	(102,045)	(102,045)
Net cash provided/(used) in investing activities	$(2,000,241)	$(182,479)	$(2,182,720)

Cash flows from financing activities:
Net movement in other short-term borrowings	$347,185	$(285,600)	$61,585
Proceeds / (repayment) from long-term borrowings	-	(687,956)	(687,956)
Issuance of equity shares	1,833,780	-	1,833,780
Proceeds from notes payable	2,000,000	-	2,000,000
Interest paid	-	(287,883)	(287,883)
Net cash provided/(used) by financing activities	$4,180,965	$(1,261,439)	$2,919,526
Effects of exchange rate changes on cash and cash equivalents	(234,966)	139,408	(95,558)
Net increase/(decrease) in cash and cash equivalents	(1,009,703)	(276,739)	(1,286,442)
Cash and cash equivalent at the beginning of the period	1,852,626	276,739	2,129,365
Cash and cash equivalent at the end of the period	842,924	-	$842,923

NOTE 4 – SHARES POTENTIALLY SUBJECT TO RESCISSION RIGHTS

On July 14, 2010 the Company filed audited financial statements on Form 10-K for the year ended March 31, 2010 that included a qualified opinion from the Company's auditors pending completion of their audit procedures in respect of the deconsolidation of one of the Company's subsidiaries. The Company subsequently filed an amended Form 10-K which includes an unqualified audit opinion.

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

Since the Commission has informed the Company that it is the Commission's view that as of July 14, 2010 the Company ceased to be eligible to use Form S-3 for the registration of the Company's securities, it is possible that any sales of the Company's securities pursuant to the Company's registration statements on Form S-3 since July 14, 2010 may be deemed to be unregistered sales of its securities. Since July 14, 2010, the Company has sold an aggregate of 2,292,760 shares of its common stock for an aggregate gross price of $1,690,866 pursuant to an at-the-market offering ("ATM") of its common stock on Form S-3 (File No. 333-160993) in sales that occurred between September 7, 2010 and January 19, 2011. In addition, the Company may be deemed to have made unregistered sales of the 2,575,830 shares of common stock and warrants to purchase an aggregate of 858,610 shares of common stock at an exercise price of $0.90 per share sold for an aggregate gross purchase price of $1,545,498 sold pursuant to such registration statement with respect to the December 2010 Offering. Alternatively, to the extent that the sales are deemed be registered as a result of being sold pursuant to registration statements declared effective by the Commission as the registration statements in question either incorporated, in the case of the Form S-3 or included, in the case of the Form S-1, a qualified audit report the registration statements could be deemed to be materially incomplete.

If it is determined that persons who purchased the Company's securities after July 14, 2010 purchased securities in an offering deemed to be unregistered, or that the registration statements for such offerings were incomplete or inaccurate then such persons may be entitled to rescission rights. In addition, the sale of unregistered securities could subject the Company to enforcement actions or penalties and fines by federal or state regulatory authorities. We are unable to predict the likelihood of any claims or actions being brought against the Company related to these events, and there is a risk that any may have a material adverse effect on us.

The exercise of any applicable rescission rights is not within the control of the Company.  At March 31, 2011, the Company had approximately 4,868,590 shares that may be subject to the rescission rights outside stockholders’ equity. These shares have always been treated as outstanding for financial reporting purposes.

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2011	2010

Prepaid expenses	$103,841	$52,087
Advances to suppliers	1,024,399	1,231,771
Prepaid interest	159,825	-
Security and other Deposits	85,277	414,166
Others	101,496	356,438
	$1,474,838	$2,054,462
Other Non-current assets consist of the following	As of March 31,
	2011	2010

Sundry debtors	$396,275	$268,145
Other advances	352,348	604,039
	$748,623	$872,184

NOTE 6 – SHORT-TERM BORROWINGS

Short term borrowings consist of the following. There is no current portion of long term debt that is classified as short term borrowings.

	As of March 31,
	2011	2010

Secured liabilities	$901,343	$1,087,775
Unsecured liabilities	-	301,266
	$901,343	$1,389,041

The above debt is secured by hypothecation of materials, stock of spares, Work in Progress, receivables and property and equipment, in addition to personal guarantee of three India based directors, and collaterally secured by mortgage of company’s land and other fixed properties of directors and their relatives. The average interest rate was 12% to 14% for the year ended March 31, 2011.

NOTE 7 – NOTES PAYABLE

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

In March 2011, the Company finalized agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) and Bricoleur Partners, L.P. (‘Bricoleur’) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates. The Oliveira Note will be due on March 24, 2012, will bear interest at a rate of 30% per annum and will provide for monthly payments of principal and interest, which the Company may choose to settle through the issue of equity shares at an equivalent value.  The Bricoleur Note will be due on June 30, 2011 with no prior payments due and will not bear interest.   The Company issued additional 688,500 shares of its common stock to Bricoleur in connection with the extension of the term regarding the Bricoleur note.

The Company’s total interest expense was $ 1,395,433 and $ 1,221,466 for the year ended March 31, 2011 and 2010, respectively.  No interest was capitalized by the Company for the year ended March 31, 2011 and March 31, 2010.

NOTE 8 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of March 31,
	2011	2010

Statutory dues payable	$17,745	$35,734
Employee related liabilities	77,147	90,207
Other liabilities	-	24,001
	$94,892	$149,942

Other non-current liabilities consist of the following:

	As of March 31,
	2011	2010

Sundry creditors	$1,209,479	$1,107,498
Provision for expenses	-	-
	$1,209,479	$1,107,498

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 9 – OTHER INCOME

Other income in the current year consists primarily of the backer-recording of liabilities relating to the promoters of TBL, one of the subsidiaries of the Company. IGC had in the previous year disputed the payment of this liability and accordingly in the current year, it has been determined that the liability is no longer payable.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 11 – GOODWILL

The movement in goodwill balance is given below:

	As of March 31,
	2011	2010

Balance at the beginning of the period	$6,146,720	$17,483,501
Elimination on deconsolidation of Sricon	-	(10,576,123)
Effect of foreign exchange translation	56,583	(760,658)
Impairment loss	(5,792,849)	-
	$410,454	$6,146,720

During the year ended March 31, 2011, the Company conducted the impairment analysis regarding the goodwill in its consolidated financial statements. The goodwill balance of $ 6.2 million was completely allocated to the reporting unit which has been determined to be TBL. The Company, based on the impairment analysis, concluded that the fair value of the reporting unit, established on the basis of its recoverable value, was substantially lower than the carrying value. Therefore the goodwill balance allocated to the reporting unit was impaired. The Company recorded an impairment loss regarding the goodwill balance amounting to $ 5,792,849. For this impairment test, the Company considered all the recorded assets and liabilities of TBL at its respective fair values. In relation to the fixed assets, the Company considered the fair values on the basis of independent valuations obtained while for the other current assets, the carrying values were determined  by the Company and these were found to approximate their fair values.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with SJS Associates subsequent to the stockholder’s approval of the acquisitions of Sricon and TBL.   For the year ended March 31, 2011, $ 40,160 was paid to SJS Associates for Mr. Selvaraj’s services, which included compensation expenses. There was no balance receivable or payable to/from this party as of March 31, 2011.

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. For the year ended March 31, 2011, a total of $ 48,000 was accrued as rent payable to IGN LLC out of which $ 8,000 was outstanding as of March 31, 2011.

The Company uses the services of Economic Law Practice (ELP), a law firm in India. A member of our Board of Directors, prior to his resignation on March 15, 2011, was a Partner of ELP.  Since inception to March 31, 2010, the Company has incurred $186,303. There were no accruals or payments regarding ELP during the year ended March 31, 2011. Accordingly, there was no balance receivable or payable to/from this party as of March 31, 2011.

The Company, specifically one of the subsidiaries of the Company, TBL, has a receivable from Sricon, an affiliate of the Company, amounting to $3,114,572. This amount was advanced by TBL to Sricon to fund a bid on a new contract and provide the working capital requirement for the contract. Subsequently, due to certain disputes that have arisen between Sricon and IGC, the receivable of $3.1 million is still outstanding. Sricon is unwilling to pay the amount as it seeks to offset the amount as an equity payment from IGC.  However the amount was advanced from TBL, not from IGC, and TBL has no equity in Sricon. Further, the two entities, IGC and TBL, are legally different companies and therefore TBL has legal remedies under Indian law.  The Company has engaged Indian counsel who is in the process of preparing the case to pursue the recovery of this receivable.  From an accounting perspective, the Company has created a full provision in respect of this receivable due to the dispute although it intends to pursue collection of this receivable through an appropriate legal process in India. The said provision is contained in the selling, general and administrative expenses of the Company.

NOTE 13 -COMMITMENTS AND CONTINGENCIES

No significant commitments and contingencies were made or existed during the years ended March 31, 2011 and 2010.

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of March 31,
	2011	2010

Land	$10,870	$10,870
Buildings	351,147	172,935
Plant and machinery	3,335,065	3,253,444
Furniture and fixtures	87,768	88,860
Computer equipment	213,178	209,012
Vehicles	479,478	478,749
Office equipment	167,563	161,680
Capital work-in-progress	137,696	136,440
	4,782,765	4,511,990
Less: Accumulated depreciation	(3,551,004)	(2,763,554)
	$1,231,761	$1,748,436

Depreciation and amortization expense for the fiscal years ended March 31, 2011 and March 31, 2010 was $785,066 and $603,153, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 15 - INVESTMENT ACTIVITIES

No significant investment activities occurred during the years ended March 31, 2011 and March 31, 2010.

NOTE 16 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the current year, the Company has created a full provision on the amount receivable from one of its investee companies –Sricon- amounting to $ 3,143,242. Please refer Note 12 of the consolidated financial statements for further information relating to this write off.

Further during the current year, the Company recorded an expense amounting to $ 1,515,186 relating to bad debts on its accounts receivable and certain loans and advances.

NOTE 17 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation”, (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of March 31, 2010, the Company granted 78,820 shares of common stock and 1,413,000 stock options, to its directors and employees, all of which were granted during the year ended March 31, 2010. No options were granted during the year ended March 31, 2011.   The options vested immediately.  The exercise price of the options was $1.00 per share, and the options will expire on May 13, 2014.  The fair value of the stock was $39,410 on the date of grant and the fair value of the stock options was $90,997.  Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the year ended March 31, 2010 is $130,407. As of March 31, 2011 under the 2008 Omnibus Plan, 471,045 options remain issuable under the plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded during the year ended March 31, 2010:

Expected life of options	5 years
Vested options	100%
Risk free interest rate	1.98%
Expected volatility	35.35%
Expected dividend yield	Nil

The volatility estimate was derived using historical data for the IGC stock and for public companies in the infrastructure industry.

NOTE 18 – EMPLOYEE BENEFITS

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

	As of March 31,
	2011	2010
Change in the benefit obligation
Projected Benefit Obligation (PBO) at the beginning of the year	(22,383)	-
Service cost	(1,510)	22,383
Interest cost	(1,967)	-
Benefits paid	3,578	-
Actuarial loss/(gain)	(6,498)	-
PBO at the end of the year	(28,780)	(22,383)
	-	-
Funded status	(28,780)	(22,383)

Net gratuity cost for the years ended March 31, 2011 and 2010 included:

	Year ended March 31,
	2011	2010
Service cost	1,510	22,383
Interest cost	1,967	-
Actuarial loss/(gain)	6,498
Net gratuity cost	9,975	22,383

 The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31,
	2011	2010
Discount rate	9.10%	8.65%
Rate of increase in compensation levels	8.00%	8.00%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31,
	2011	2010
Expected contribution during the year ending Year 1	$2,739	$3,582
Expected benefit payments for the years ending March 31:
Year 2	1,302	1,023
Year 3	1,347	1,046
Year 4	1,819	1,468
Year 5	9,048	8,164
Thereafter	15,806	13,135

Provident fund. In addition to the above benefits, all employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

The Company recognized an expense of $ 6,819 and $16,446 towards contribution to various defined contribution and benefit plans during the years ended March 31, 2011 and March 31, 2010 respectively.

NOTE 19 – DECONSOLIDATION

Effective October 1, 2009, we decreased our ownership in Sricon Infrastructure from 63% to 22.3%.  On March 7, 2008 we consummated the Sricon Acquisition by purchasing 63% for $28,690,266 (based on an exchange rate of 40 INR for 1 USD).   Subsequently, we effectively borrowed, through an intermediary company, $17,900,000 (based on 40 INR for 1 USD) from Sricon.  Through 2008 and 2009 we expanded our business offerings beyond construction to include a rapidly growing materials business. We have successfully repositioned the company as a materials and construction company with construction activity in our TBL subsidiary and materials activity in our other subsidiaries. As a consequence, we no longer owe $17,900,000 and our corresponding ownership in Sricon had decreased from 63% to 22.3%, a minority interest.  The accounting of the decrease in ownership, or deconsolidation of Sricon from the balance sheet of IGC, results in the shrinking of IGC’s balance sheet and a one-time charge on the income statement.

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

The Company accounted for its remaining 22.3% interest in Sricon by the equity method. The carrying value of the investment in Sricon as of March 31, 2010 was $8,443,181.  The Company’s equity in the income of Sricon for the period ended March 31, 2010 was $16,446. In the current year, due to certain disputes with the management of Sricon, the Company was not able to obtain the financial statements of Sricon. It has been determined that the Company no longer has significant influence in the operations of Sricon. Accordingly, the investment in Sricon is currently valued at cost less provision for impairment losses, if any. Please refer Note 25 for discussion on impairment loss relating to the investment in Sricon.

NOTE 20 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2011		2010

Current:
Federal	$		$0
Foreign		(100,226)	92,310
State			0
Net Current		(100,226)	92,310

Deferred:
Federal		4,242,001	(2,947,845)
Foreign		$(422,823)	113,464
State		381,433	(367,633)
Net Deferred		4,200,611	(3,202,014)
Total tax provision		$4,100,385	$(3,109,704)

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	March 31,
	2011	2010
Deferred tax expense (benefit)	$1,652,984	$(550,254)
Net operating loss carry forward	2,003,420	(1,999,512)
Foreign Tax Credits	544,207	(544,207)
Interest income deferred for reporting purposes
Difference between accrual accounting for reporting purposes and cash accounting for tax purposes
Less: Valuation Allowance	(4,200,611)	(108,041)
Net deferred tax asset	$0	$(3,202,014)

The total tax provision for income taxes for year ended March 31, 2011 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	March 31,
	2011	2010
Statutory Federal income tax rate	34%	34%
State tax benefit net of federal tax	1.5%	5.4%
Change in valuation allowance	8.2%	%
Loss on extinguishment of debt	-0.4%
Impairment loss on goodwill	-11.7%
Impairment loss on investments	-4.4%
Capitalized interest costs	-2.8%
Loss on dilution of stake in Sricon	0%	43.6%
Effective income tax rate	24%	83.0%

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2011	2010
Current deferred tax liabilities (assets):
Vacation Pay	0	(25,345)
Valuation allowance		-
Net current deferred tax liabilities (assets)	0	(25,345)

Noncurrent deferred tax assets (liabilities):
Startup Costs	921,378	(921,378)
Deferred Acquisition Costs	731,606	(731,606)
Property, plant and equipment		(121,242)
Foreign Tax Credits	544,207	(544,207)
Net Operating Losses	2,003,420	(1,999,512)
Valuation allowance	(4,200,611)	-
Non-Current net deferred tax assets	0	(4,075,461)

Deferred income tax assets, net of valuation allowances are expected to be realized through future taxable income.  The valuation allowance increased in 2011 by $4.1 million, primarily related net operating loss carry forwards and acquisition costs.  The company intends to maintain valuation allowances for those deferred tax assets unit sufficient evidence to support the reversal of the valuation allowance.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carry forwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carry forwards and certain recognized built-in losses. As of December 31, does not appear to have had an ownership change for Section 382 purposes.

NOTE 21 – SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are component of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker ("CODM") to decide how to allocate resources and evaluate performance. The Company's CODM is considered to be the Company's chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

NOTE 22 – RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2011 and 2010, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.  The historical weighted average per share for our shares through March 31, 2011, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as at March 31, 2011 used for the computation of basic EPS is 15,108,920. Due to the loss incurred during the year ended March 31, 2011, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 23 – SUBSEQUENT EVENTS

The Company, through its subsidiary, IGC Materials, Private Limited ("IGC-MPL"), previously created a partnership for operation of a rock quarry, in which IGC-MPL owns a 49% stake, with the owner of the land on which the quarry was located.  In order to promote investments in certain industries including quarrying, the government of Maharashtra, where the quarry is located, instituted a tax rebate. The tax rebate allows the quarry operators to recover their entire investment through the collection of taxes by retaining taxes that would otherwise be payable to the government. In July 2011, the Company’s application for the rebate was approved by the government of Maharashtra, and the partnership was accordingly granted the right to retain up to $2.68 million in sales taxes and royalty taxes collected through the sale of rock aggregate from the quarries. This figure amounts to the investment made by the Company to develop the rock quarry including infrastructure and machinery.  The Company expects that it may take a few years to fully realize the benefits of the tax rebate.

NOTE 24 – INVESTMENTS – OTHERS

Investments – others for each of the years ended March 31, 2011 and 2010 consists of the following:

	As of March 31,
	2011	2010

Investment in equity shares of an unlisted company	$67,355	$66,741
Investment in partnership (SIIPL-IGC)	810,508	744,149
	$877,863	$810,890

NOTE 25 – IMPAIRMENT

For the year ended March 31, 2011 the Company conducted an impairment test on the investment in Sricon. Effective October 1, 2009, the Company reduced its investment in Sricon from 63% to 22%. After this event, the Company continued to account for the investment in Sricon based on the equity method of accounting. However the Company entered into a management dispute with Sricon after the Company was not able to obtain the financial statements of Sricon after March 31, 2010. The Company has conducted the impairment test based on the information available to it and the recoverable value of assets that it can ascertain. Based on such impairment test, the Company has concluded that the investment in Sricon needs to be impaired by $2,184,599.

NOTE 26 – UNAUDITED QUARTERLY FINANCIAL DATA

The information for the quarter ending December 31, 2009 has been restated as stated in Note 3 – Restatement of Previously Issued Financial Statements.

The restated Statement of Operations for the quarter ending 31 December 2009 is presented below:

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	3 months ended 31 Dec 2009 – As reported in 10Q	As restated	9 months ended 31 Dec 2009 – As reported in 10Q	As restated

Revenues	$5,909,024	$5,909,024	$13,994,503	$13,994,503
Cost of revenues	(5,326,393)	(5,326,393)	(11,829,440)	(11,829,440)
Gross profit	582,631	582,631	$2,165,063	$2,165,063
Selling, general and administrative expenses	(3,049,603)	(3,049,603)	(4,446,137)	(4,446,137)
Depreciation	(101,991)	(101,991)	(519,812)	(519,812)
Operating income (loss)	$(2,568,963)	$(2,568,963)	$(2,800,886)	$(2,800,886)
Compensation expenses	(123,139)	(123,139)	(123,139)	(123,139)
Interest expense	(252,619)	(252,619)	(1,019,687)	(1,019,687)
Amortization of debt discount	(178,218)	(178,218)	(178,218)	(178,218)
Interest income	37,314	37,314	139,641	139,641
Equity in (gain)/loss of affiliates	16,446	16,446	16,446	16,446
Other income, net	3,570	3,570	6,836	6,836
Income before income taxes and minority interest attributable to non-controlling interest	$(3,065,609)	$(3,065,609)	$(3,959,007)	$(3,959,007)
Income taxes benefit/ (expense)	103,281	103,281	(54,486)	(54,486)
Extraordinary items
Loss on dilution of stake in Sricon	(3,205,616)	(3,205,616)	(3,205,616)	(3,205,616)
Net income/(loss)	$(6,167,944)	$(6,167,944)	$(7,219,109)	$(7,219,109)
Non-controlling interests in earnings of subsidiaries	(7,574)	(7,574)	(72,599)	(72,599)
Net income / (loss) attributable to common stockholders	$(6,175,518)	$(6,175,518)	$(7,291,708)	$(7,291,708)
Weighted-average number of shares outstanding:
Basic	12,898,291	12,898,291	12,898,291	12,898,291
Diluted	13,559,184	12,898,291	13,559,184	12,898,291
Net Income per share
Basic	$(0.48)	$(0.48)	$(0.56)	$(0.56)
Diluted	$(0.45)	$(0.48)	$(0.54)	$(0.56)

* The effect of restatement on the diluted EPS has been shown in Italics in the table above.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended December 31,
	2009 (as originally filed)	Adjustments	2009 (as restated)
Cash flows from operating activities:
Net income (loss)	$(7,219,109)	-	$(7,219,109)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	(68,699)	28,637	(40,062)
Depreciation	519,812	-	519,812
Amortization of debt discount	178,219	-	178,219
Interest expense (including non-cash)	375,758	767,068	1,142,826
Loss on extinguishment of debt	586,785	-	586,785
Loss on dilution of stake in Sricon	3,205,616	-	3,205,616
Deferred acquisition cost written off	1,854,750	-	1,854,750
Equity in earnings of affiliates	(16,446)	-	(16,446)
Changes in:		-
Accounts receivable	(5,364,846)	1,465,666	(3,899,180)
Inventories	(389,904)	17,702	(372,202)
Prepaid expenses and other current assets	(168,549)	248,765	80,216
Trade payables	3,621,690	(4,020)	3,617,670
Other current liabilities	96,813	(1,102,799)	(1,005,986)
Other non-current liabilities	(49,901)	(111,169)	(161,070)
Non-current assets	74,242	(20,244)	53,998
Net cash used in operating activities	(2,763,769)	1,289,606	$(1,474,163)

Cash flow from investing activities:
Purchase of property and equipment	(123,450)	(65,365)	(188,815)
Investment in non-current investments (joint ventures etc.)	(600,024)	-	(600,024)
Restricted cash	(261,232)	(15,069)	(276,301)
Net cash movement relating to de-consolidation of subsidiary	-	(102,045)	(102,045)
Net cash provided/(used) in investing activities	(984,706)	(182,479)	$(1,167,185)

Cash flows from financing activities:
Proceeds from/ (repayment of) in other short-term borrowings	148,091	(687,956)	(539,865)
Proceeds from/ (repayment of) from long-term borrowings	(141,873)	(285,600)	(427,473)
Issuance of equity shares	1,777,939	-	1,777,939
Proceeds from notes payable	2,000,000	-	2,000,000
Interest paid	(72,710)	(287,883)	(360,593)
Net cash provided/(used) by financing activities	3,711,447	(1,261,439)	$2,450,008
Effects of exchange rate changes on cash and cash equivalents	(12,632)	154,312	141,680
Net increase/(decrease) in cash and cash equivalents	(49,390)	-	(49,660)
Cash and cash equivalent at the beginning of the period	2,129,365	-	2,129,635
Cash and cash equivalent at the end of the period	2,079,705	-	$2,079,705

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

Item 9A. Controls and Procedures

Disclosure controls and procedures are processes and procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the year ended March 31, 2011, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.

A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

On January 19, 2011, the Securities and Exchange Commission notified the Company that the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements as a result of a qualification in the auditor’s report with respect to the deconsolidation of Sricon.  (Such report has been filed without such qualification in Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010).  After a review of the circumstances, the CEO and PAO are now unable to conclude that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  The Company’s disclosure controls and procedures failed to identify and address the issue noted by the SEC regarding the audit report. In response, the Company’s management has heightened its diligence in addressing the Company’s disclosure controls and, throughout the period subsequent to the identification of such material weakness, the management has added and is in the process of adding measures to improve and evaluate the effectiveness of its controls over financial reporting. These measures include the completion of checklists with respect to the accounting and reporting standards, engaging external experts in U.S. GAAP to assist in the preparation and review of financial statements, and getting a subscription to an online knowledge base to provide the latest updates on U.S. GAAP and other accounting and disclosure matters.  We have also planned to get U.S. GAAP and reporting training for our India based internal accounting staff.  We currently continue to rely on manual steps for the consolidation of our financial statements and expect to address the systems aspects in the future as part of our continued effort to eliminate errors and significantly remediate deficiencies in our internal controls over financial reporting.

Further as previously reported in the Company’s Current Report on Form 8-K filed in June 2011, the Board of Directors of the Company, based on the recommendation of the Audit Committee and in consultation with the independent accountants, concluded that the Company’s previously issued financial statements for the fiscal years ended March 31, 2010 and the fiscal quarter of December 2009 should be restated in order to correct certain identified errors. Accordingly, the Company has restated its previously issued financial statements for those periods. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 3, Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control over Financial Reporting

With the participation of our management, based on the evaluation and in light of the notification from the SEC and the restatement discussed above, we concluded that there was a material weakness in our internal control over financial reporting. This to the extent that we did not have adequate staff with sufficient experience regarding SEC accounting matters to be able to direct our accounting staff to identify and address the issue noted by the SEC regarding the audit report or which resulted in the restatement of the prior financial statements described above. Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2011 because of this material weakness which result in the restatements described above and which was not remediated prior to March 31, 2011. We have taken some measures to address this weakness by engaging, as consultants, additional accounting personnel with the appropriate experience in SEC accounting requirements to assist in IGC’s disclosure process, and by subscribing to an online knowledge database. We also plan on getting additional training in U.S. GAAP and reporting for our key India based accounting staff.  We believe that this step will remediate the deficiencies identified above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.  Management will evaluate the effectiveness of these measures as part of its evaluation of the internal controls over financial reporting for the fiscal year ending March 31, 2012.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’ report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

No  change  in  the Company's internal control over financial reporting occurred during the year ended March 31, 2011, that materially affected, or is reasonably likely  to  materially  affect,  the  Company's  internal control over financial reporting except for the corrective measures stated above for correcting some of the deficiencies identified in the internal control system.

Limitations on the Effectiveness of Disclosure Controls and Procedures

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2011.

Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2011.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2011.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a) Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	Amended and Restated Articles of Incorporation. (1)
3.2	By-laws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Specimen Warrant Certificate for warrants issued in the December 2010 public offering. (4)
4.6	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(4)
10.1	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ram Mukunda. (5)
10.2	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and John Cherin. (5)
10.3	Amended and Restated Letter Agreement between the Registrant, Ferris, Baker Watts, Inc. and Ranga Krishna. (5)
10.4	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders. (3)
10.5	Form of Unit Purchase Agreement among Ferris, Baker Watts, Inc. and one or more of the Initial Stockholders. (6)
10.6	Form of Office Service Agreement between the Registrant and Integrated Global Networks, LLC. (6)
10.7	Form of Letter Agreement between Ferris, Baker Watts, Inc. and certain officers and directors of the Registrant. (5)
10.8	Form of Letter Agreement between Ferris, Baker Watts, Inc. and each of the Special Advisors of the Registrant. (5)
10.9	Form of Letter Agreement between the Registrant and certain officers and directors of the Registrant. (5)
10.10	Form of Letter Agreement between the Registrant and each of the Special Advisors of the Registrant. (5)
10.11	Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons “named as Promoters therein”. (7)
10.12	Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (7)
10.13
First Amendment to Share Subscription Cum Purchase Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (8)

10.14
First Amendment to the Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein. (8)

10.15	Contract Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL. (8)
10.16	First Amendment dated August 20, 2007 to Agreement dated April 29, 2007 between IGC, CWEL, AMTL and MAIL. (9)
10.17	Share Subscription Cum Purchase Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein. (10)
10.18	Shareholders Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein. (10)
10.19	Share Purchase Agreement dated September 21, 2007 by and between India Globalization Capital, Inc. and Odeon Limited. (10)
10.20
Share Subscription Cum Purchase Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (10)

10.21	Shareholders Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (10)
10.22
Form of Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on December 19, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (11)

10.23
Form of Amendment to the Share Subscription Agreement Dated September 16, 2007, entered into on December 21, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein. (11)

1024	Form of Letter Agreement, dated December 24, 2007, with Dr. Ranga Krishna. (11)
10.25	Form of Letter Agreement, dated December 24, 2007, with Oliveira Capital, LLC. (11)
10.26	Form of Warrant Clarification Agreement, dated January 4, 2008, by and between the Company and Continental Stock Transfer & Trust Company. (12)
10.27
Second Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on January 14, 2008 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein. (13)

10.28
Letter Agreement dated January 8, 2008 by and among India Globalization Capital, Inc., Odeon Limited, and Techni Bharathi Limited with respect to the Share Purchase Agreement dated September 21, 2007 by and among India Globalization Capital, Inc. and Odeon Limited. (13)

10.29	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated as of March 8, 2008. (14)
10.30	2008 Omnibus Incentive Plan. (15)
10.31	Registration Rights Agreement dated as of October 16, 2009 between the Company and Bricoleur Partners, L.P. (16)
10.32	Form of Securities Purchase Agreement dated as of September 14, 2009 by and among India Globalization Capital, Inc. and the investors named therein. (17)
10.33	Amendment No. 1 dated as of October 30, 2009 to Securities Purchase Agreement by and among India Globalization Capital, Inc. and the investors named therein. (18)
10.34	ATM Agency Agreement, dated as of October 13, 2009, by and between India Globalization Capital, Inc. and Enclave Capital LLC. (19)
10.35	Co-Placement Agency Agreement between the Registrant, Source Capital Group, Inc. and Boenning & Scattergood, Inc. (20)
10.36	Note and Share Purchase Agreement dated as of February 25, 2011 between the Company and Bricoleur Partners, L.P. (21)
10.37	Unsecured Promissory Note dated as of February 25, 2011 in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. (21)
10.38	Note and Share Purchase Agreement dated as of March 24, 2011 between the Company and the Steven M. Oliveira 1998 Charitable Remainder Unitrust. (22)
10.39	Unsecured Promissory Note dated as of March 24, 2011 in the principal amount of $2,120,000 issued by the Company to the Steven M. Oliveira 1998 Charitable Remainder Unitrust. (22)
21	Subsidiaries.
23.1	Consent of Yoganandh & Ram.
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on September 22, 2006.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on February 14, 2006.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as originally filed on May 13, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-163867), as amended and filed on October 27, 2010.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on July 11, 2005.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on March 2, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on February 12, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 2, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on August 23, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 27, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on December 27, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 7, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on January 16, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on May 23, 2008.
(15)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 333-124942), as originally filed on February 8, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 21, 2009.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on September 17, 2009.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162857), as originally filed on December 18, 2009
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 333-124942), as originally filed on October 13, 2009.
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-163867), as amended and filed on November 10, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 001-32830), as originally filed on February 25, 2011.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 001-32830), as originally filed on March 25, 2011.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 14, 2011	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 14, 2011	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2011	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: July 14, 2011	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 14, 2011	By:	/s/ Ram Mukunda,
Ram Mukunda
Director

Date: July 14, 2011	By:	/s/ Richard Prins
Richard Prins
Director