Form 10-K/A
period 2011-03-31
India Globalization Capital, Inc.
filed 2011-07-27
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2011.

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 1-32830

INDIA GLOBALIZATION CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

4336 Montgomery Ave. Bethesda, Maryland 20814
(Address of principal executive offices) (Zip Code)

(301) 983-0998
(Registrant’s telephone number, including area code)

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

As of June 15, 2011, there were 19,758,771 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 of India Globalization Capital, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on July 14, 2011 (the “Form 10-K”).  We are filing this Amendment to amend Part III of the Form 10-K to include the information required by and not included in Part III of the Form 10-K because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended of March 31, 2011.  We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as set forth above, no other changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-K.  Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-K.  This Amendment No. 1 should be read in conjunction with the Form 10-K and our other filings made with the SEC on or subsequent to July 14, 2011.  In this Amendment No. 1, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to India Globalization Capital, Inc.

PART III

Item 10.  Directors and Executive Officers of the Company and Corporate Governance

DIRECTORS

Board of Directors; Independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the Class A directors, consisting of Mr. Shenoy, will expire at this 2011 Annual Meeting of stockholders.  The term of office of the Class B directors, currently consisting of Mr. Prins and Dr. Krishna, will expire at the 2012 Annual Meeting of stockholders.  The term of office of the Class C director, currently consisting of Mr. Mukunda, will expire at the 2013 Annual Meeting of stockholders.  These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

The NYSE Amex, upon which the Company is listed, has rules mandating that the majority of the Board be independent.  Our Board of Directors will consult with counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities laws and regulations regarding the independence of directors.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer or an employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Consistent with these standards, the Board of Directors has determined that Messrs. Krishna, Prins and Shenoy are independent directors.

The following table sets forth information regarding our directors as of July 12, 2011:

Name	Age	Director Since	Term Will Expire
Sudhakar Shenoy, Director (Class A)	64	2005	2011
Dr. Ranga Krishna, Chairman of the Board, Director (Class B)	47	2005	2012
Mr. Ram Mukunda, Chief Exec. Officer, Exec. Chairman, President, Director (Class C)	52	2005	2013
Mr. Richard Prins, Director (Class B)	54	2007	2012

Mr. Sudhakar Shenoy has served as our Director since inception (May 25, 2005).  Since January 1981, Mr. Shenoy has been the Founder, Chairman and CEO of Information Management Consulting, Inc., a business solutions and technology provider with operations in the U.S. and in India.  Mr. Shenoy is a member of the Non Resident Indian Advisory Group that advises the Prime Minister of India on strategies for attracting foreign direct investment.  Mr. Shenoy was selected for the United States Presidential Trade and Development Mission to India in 1995.  In 1996, Mr. Shenoy was inducted into the University of Connecticut School of Business Alumni Hall of Fame and was recognized as a Distinguished Alumnus of the Indian Institute of Technology (IIT) in Bombay, India in 1997.  Mr. Shenoy’s extensive business contacts in India and his experience serving on the boards of public companies in the U.S. make him a highly effective board member.  Mr. Shenoy holds a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology and an M.S. in electrical engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.

Dr. Ranga Krishna has served as a non-executive Chairman of the Board since December 15, 2005 and as a director since May 25, 2005.  As of June 30, 2010, he was the largest IGC shareholder.  Since 1998, Dr. Krishna has served as the founder and CEO of Rising Sun Holding, LLC, a $120 million construction and land banking company located in New Jersey.  In September 1999, Dr. Krishna co-founded Fastscribe, Inc., an Internet-based medical and legal transcription company with its operations in India with more than 200 employees.   He has served as a director of Fastscribe since September 1999.  He is currently the Managing Partner.  In February 2003, Dr. Krishna founded International Pharma Trials, Inc., a company with operations in India and more than 150 employees, which assists U.S. pharmaceutical companies performing Phase II clinical trials in India.  He is currently the Chairman and CEO of that company.  In April 2004, Dr. Krishna founded Global Medical Staffing Solutions, Inc., a company that recruits nurses and other medical professionals from India and places them in U.S. hospitals.  Dr. Krishna is currently serving as the Chairman and CEO of that company.  On November 7, 2008, he joined the board of TransTech Service Partners, a SPAC, which initiated liquidation on May 23, 2009.  Dr. Krishna is a member of several organizations, including the American Academy of Neurology and the Medical Society of the State of New York.  He is also a member of the Medical Arbitration panel for the New York State Worker's Compensation Board.  Dr. Krishna was trained at New York's Mount Sinai Medical Center (1991-1994) and New York University (1994-1996).  As shown above, Dr. Krishna has founded several other companies that conduct business in India and has developed relationships, over the years, with Indian government officials and Indian business leaders.  Dr. Krishna’s in-depth knowledge and long experience in both U.S. and Indian business make him an effective board member.

Mr. Ram Mukunda, IGC’s Founder, has served as our Executive Chairman, Chief Executive Officer and President since our inception on April 29, 2005 and was Chairman of the Board from April 29, 2005 through December 15, 2005.  Since July 2010, Mr. Mukunda has been on the board of directors of the BLA Power Private Limited Board, in Mumbai, India.  From September 2004 through 2010, Mr. Mukunda served as Chief Executive Officer of Integrated Global Networks, LLC (“IGC”), a communications contractor in the U.S. Government.  From January 1990 to May 2004, Mr. Mukunda served as Founder, Chairman and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to the emerging economies.  Startec was among the first carriers to have a direct operating agreement with India for the provision of telecom services.  Mr. Mukunda was responsible for the organizing, structuring and integrating a number of companies owned by Startec.  Many of these companies provided strategic investments in India-based operations or provided services to India-based companies.  Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 and conducted a public high-yield debt offering in 1998.  From June 1987 to January 1990, Mr. Mukunda served as Strategic Planning Advisor at INTELSAT, a provider of satellite capacity.  Mr. Mukunda serves on the Board of Visitors at the University of Maryland, School of Engineering.  From 2001-2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs.  Mr. Mukunda is the recipient of several awards, including the University of Maryland’s 2001 Distinguished Engineering Alumnus Award and the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award.  He holds B.S. degrees in electrical engineering and mathematics and a M.S. in Engineering from the University of Maryland.  Mr. Mukunda has traveled extensively through India and has conducted business in India and China for more than 15 years.  He has more than 11 years of experience managing a publicly held company, has acquired and integrated more than 15 companies, and is an engineer by training.  His in-depth business experience in India, his knowledge of U.S. capital markets and his engineering background make him a highly effective board member.

Mr. Richard Prins has served as our Director since May 2007.  Mr. Prins has more than 26 years of experience in private equity investing and investment banking.  From March 1996, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW).  FBW was the lead underwriter for our IPO.  FBW was sold to Royal Bank of Canada (RBC) in 2008.  Mr. Prins served in a consulting role to RBC until January 2009.  Today Mr. Prins serves on several boards, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor.  Prior to FBW, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Banks).  From 1993 to 1998, he was with the leveraged buy-out firm of Tuscarora Corporation.  Mr. Prins has experience serving on the boards of other publicly held companies.  Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. and since March 2010, he has been on the board of Hilbert Technologies.  Mr. Richard Prins holds a B.A. degree from Colgate University (1980) and an M.B.A. from Oral Roberts University (1983).  Mr. Prins has excellent knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of Boards, has extensive experience in finance, accounting, and internal controls over financial reporting.  He brings particularly important experience to the board, especially if IGC seeks additional financing in the U.S. capital markets.  Mr. Prins has traveled in India and China.  His knowledge of India and China, as well as, his in-depth experience with U.S. capital markets makes him a highly effective board member.

All directors hold office until the annual meeting of the stockholders in the year set forth above in the table and until their successors have been duly elected or qualified.  There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 12, 2011.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

Name	Age	Position
Mr. Ram Mukunda	52	Chief Executive Officer, Executive Chairman, President and Director
Mr. John Selvaraj	67	Treasurer and Principal Financial and Accounting Officer

There are no family relationships between any of our executive officers and our directors.

For information on Mr. Mukunda’s background, please see “Directors” above.

Mr. John B. Selvaraj has served as our Treasurer and Principal Financial and Accounting Officer since November 27, 2006.  From November 15, 1997 to August 10, 2007, Mr. Selvaraj served in various capacities with Startec, Inc., including from January 2001 to April 2006 as Vice President of Finance and Accounting where he was responsible for SEC reporting and international subsidiary consolidation.  Prior to joining Startec, from July 1984 to December 1994, Mr. Selvaraj served as the Chief Financial and Administration Officer for the US office of the European Union.  In 1969, Mr. Selvaraj received a BBA in Accounting from Spicer Memorial College India, and an Executive MBA, in 1993, from Averette University, Virginia.  Mr. Selvaraj is a Charted Accountant (CA, 1971).

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Audit Committee

Our Board of Directors has established an Audit Committee currently composed of three independent directors who report to the Board of Directors.  Messrs. Krishna, Prins and Shenoy, each of whom is an independent director under the NYSE Amex listing standards, serve as members of our Audit Committee.  In addition, we have determined that Messrs. Krishna, Prins and Shenoy are “audit committee financial experts” as that term is defined under Item 407 of Regulation S-B of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.

Compensation Committee

Our Board of Directors has established a Compensation Committee composed of three independent directors, Messrs. Krishna, Shenoy and Prins.  The compensation committee’s purpose is to review and approve compensation paid to our officers and directors and to administer the Company’s Stock Plan.

Compensation Committee Interlocks and Insider Participation

A Compensation Committee comprised of three independent members of the Board of Directors, Ranga Krishna, Richard Prins and Sudhakar Shenoy.  No executive officer of the Company served as a director or member of the compensation committee of any other entity.

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

We do not have any formal process for stockholders to nominate a director for election to our Board of Directors.  Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804(a) of the NYSE Amex Company Guide.  Any stockholder wishing to recommend an individual to be considered by our Board of Directors as a nominee for election as a director should send a signed letter of recommendation to the following address: India Globalization Capital, Inc. c/o Corporate Secretary, 4336 Montgomery Avenue, Bethesda, MD 20814.  Recommendation letters must state the reasons for the recommendation and contain the full name and address of each proposed nominee as well as a brief biographical history setting forth past and present directorships, employments, occupations and civic activities.  A written statement should accompany any such recommendation from the proposed nominee consenting to be named as a candidate and, if nominated and elected, consenting to serve as a director.  We may also require a candidate to furnish additional information regarding his or her eligibility and qualifications.  The Board of Directors does not intend to evaluate candidates proposed by stockholders differently than it evaluates candidates that are suggested by our board members, execution officers or other sources.

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE Amex listing standards.  The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.  In addition, we must certify to the NYSE Amex that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The Board of Directors has determined that Messrs. Krishna, Prins and Shenoy satisfy the NYSE Amex’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the Securities and Exchange Commission.

Board and Committee Meetings

During the fiscal year ended March 31, 2011, our Board of Directors held six meetings.  Although we do not have any formal policy regarding director attendance at our Annual Meetings, we attempt to schedule our Annual Meetings so that all of our directors can attend.  During the fiscal year ended March 31, 2011, all of our directors attended 100% of the meetings of the Board of Directors.  During the fiscal year ended March 31, 2011, there were two meetings of the audit committee, all of which were attended by all of the members of the committee.  There were no compensation committee meetings held during the fiscal year ended March 31, 2011.

Communications with Directors

Any director may be contacted by writing to him or her c/o the Secretary of the Company at the address set forth above.  Communications to the non-management directors as a group may be sent to the Independent Directors c/o the Secretary of the Company at the same address.  We promptly forward, without screening other than normal security procedures for all our mail, all correspondence to the indicated director or directors.

Indemnification Agreements

We intend to enter into indemnification agreements with our officers and directors   Under the terms of the anticipated indemnification agreements, we intend to agree to indemnify our officers and directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the officer or director acted in good faith and did not derive an improper personal benefit from the transaction or occurrence that is the basis of the proceeding.

Annual Meeting Attendance

We do not have a formal policy requiring directors to attend stockholder meetings but we encourage members of the Board of Directors to attend the Annual Meeting of Stockholders.

CODE OF CONDUCT AND ETHICS

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code.  The Company has adopted a written code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Principal Accounting Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”) in accordance with applicable federal securities laws and the rules of the NYSE Amex.  Investors may view our Senior Financial Officer Code of Ethics on the corporate governance subsection of the investor relations portion of our website at www.indiaglobalcap.com.  The Company has established separate audit and compensation committees that are described below.  The Company does not have a separate nominating committee.  Accordingly, Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2011 were filed in a timely manner.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Policy

The Company’s Compensation Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors the annual compensation for the executive officers of the Company.  This Committee has the responsibility for establishing, implementing and monitoring the Company’s compensation strategy and policy.  Among its principal duties, the Committee ensures that the total compensation of the executive officers is fair, reasonable and competitive.

Objectives and Philosophies of Compensation

The primary objective of the Company’s compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic managers who are enthusiastic about the Company’s mission and products.  The policy is designed to reward the achievement of specific annual and long-term strategic goals aligning executive performance with company growth and stockholder value.  In addition, the Board of Directors strives to promote an ownership mentality among key leaders and the Board of Directors.

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

Performance-Based Incentive Compensation

The management incentive plan gives the Committee the latitude to design cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of the Company.  So that stock-based compensation may continue to be a viable part of the Company’s compensation strategy, management is currently seeking stockholder approval of a proposal to increase the number of shares of Company common stock reserved for issuance pursuant to the Company’s Stock Plan.

Ownership Guidelines

To align the interests of the Board of Directors directly with the interests of the stockholders, the Committee recommends that each Board member maintain a minimum ownership interest in the Company.  Currently, the Compensation Committee recommends that each Board member own a minimum of 5,000 shares of the Company’s common stock with such stock to be acquired within a reasonable time following election to the Board.

Stock Option Program

The Stock Option Program assists the Company to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the Company and are granted at the Committee’s regularly scheduled meeting.  As of March 31, 2011, we had granted 78,820 shares of common stock and 1,413,000 stock options under our Stock Plan.  All of these grants occurred during or before the fiscal year ended March 31, 2010.  No options were granted during the fiscal year ended March 31, 2011.  The exercise price of the options, which vest immediately, was $1.00 per share; the options will expire on May 18, 2014.  As of March 31, 2011, under the 2008 Omnibus Plan, 471,045 options remain issuable under the plan.

Perquisites and Other Personal Benefits

The Company provides some executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions.  The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.  Some executive officers are provided use of a company automobiles and an assistant.  .  Each employee of the Company is entitled to term life insurance, premiums for which are paid by the Company.  In addition, each employee is entitled to receive certain medical and dental benefits and part of the cost is funded by the employee.

Accounting and Tax Considerations

The Company’s stock option grant policy will be impacted by the implementation of FASB ASC 718 (Previously referred to as SFAS No. 123R), which was adopted in the first quarter of fiscal year 2006.  Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to the adoption of FASB ASC 718 under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

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

Compensation for Executive Officers of the Company

As described above in “Compensation of Directors,” we pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services, an amount which is not intended as compensation for Mr. Mukunda.  Around November 27, 2006, we engaged SJS Associates, an affiliate of Mr. Selvaraj, which provides the services of Mr. John Selvaraj as our Treasurer and Principal Financial and Accounting Officer.  We have agreed to pay SJS Associates $5,000 per month for these services.  Mr. Selvaraj is the Chief Executive Officer of SJS Associates.  Effective November 1, 2007 the Company and SJS Associates terminated the agreement.  We subsequently entered into a new agreement with SJS Associates on identical terms subsequent to the acquisition of Sricon and TBL.

On May 22, 2008, the Company and its subsidiary India Globalization Capital Mauritius (“IGC-M”) entered into an employment agreement (the “Employment Agreement”) with Ram Mukunda, pursuant to which he will receive a salary of $300,000 per year for services to IGC and IGC-M as Chief Executive Officer.  The Employment Agreement was approved in May 2008 and made effective as of March 8, 2008.  For fiscal year 2010, Mr. Mukunda was paid $300,000 plus $40,894 in stock options for total compensation of $340,894.  For fiscal year 2011, Mr. Mukunda was paid $300,000.  The annual executive compensation for the Chief Executive Officer and Principal Accounting Officer of the Company is set out below.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last two completed fiscal years (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total
Compensation
Ram Mukunda, Chief Executive Officer and President	2011	$300,000	$-	$-	$300,000
	2010	$300,000	$-	$40,894	$340,894
John Selvaraj, Principal Accounting Officer	2011	$93,160	$-	$-	$93,160
	2010	$69,000	$-	$-	$69,000

(1)	The amounts reported in this column represent the fair value of option awards to the named executive officer as computed on the date of the option grant using the Black-Scholes option-pricing model.

There were no equity and non-equity awards granted to the Named Executive Officers in the fiscal year ended March 31, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding stock options held by the Company’s Named Executive Officers as of March 31, 2011.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Ram Mukunda	635,000	-	$1.00	5/13/14

Compensation of Directors

No compensation was awarded to, earned by or paid to the directors in the fiscal year ended March 31, 2011 for service as directors.  All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above.  The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Assumptions used in the calculation of these amounts for the fiscal year ended March 31, 2011 are included in Footnote 17 “Stock-Based Compensation” to the Company’s audited financial statements for the fiscal year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2011.  The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

We pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services.  We believe, based on rents and fees for similar services in the Washington, DC metropolitan area that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by the Board of Directors without notice.

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of the Company since its inception.  The Company, IGC-M and Mr. Mukunda entered into an Employment Agreement on May 22, 2008, which agreement was made effective as of March 8, 2008, the date on which the Company completed its acquisition of Sricon and TBL.  Pursuant to the agreement, the Company pays Mr. Mukunda a base salary of $300,000 per year.  Mr. Mukunda was also entitled to receive bonuses of at least $225,000 for meeting certain targets for net income (before one-time charges including charges for employee options, warrants and other items) for fiscal year 2009 and is entitled to receive $150,000 for meeting targets with respect to obtaining new contracts.  The Agreement further provides that the Board of Directors of the Company may review and update the targets and amounts for the net revenue and contract bonuses on an annual basis.  The Agreement also provides for benefits, including insurance, 20 days of paid vacation, a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car) and reimbursement of business expenses.  The term of the Employment Agreement is five years, after which employment will become at-will.  The Employment Agreement is terminable by the Company and IGC-M for death, disability and cause.  In the event of a termination without cause, the Company would be required to pay Mr. Mukunda his full compensation for 18 months or until the term of the Employment Agreement was set to expire, whichever is earlier.

 Compensation Risk Assessment

In setting compensation, the Compensation Committee considers the risks to the Company’s stockholders and to achievement of its goals that may be inherent in its compensation programs.  The Compensation Committee reviewed and discussed its assessment with management and outside legal counsel and concluded that the Company’s compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incent employees to take unnecessary or excessive risks.  Although a portion of our executives and employees’ compensation is performance-based and “at risk,” we believe that our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2011, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan	1,413,000	$1.00	471,045

(1)           Consists of our 2008 Omnibus Incentive Plan, as amended.  See Note 17—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 11, 2011 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; each of our executive officers, directors and our special advisors; and all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon 20,960,433 shares of common stock outstanding as of July 11, 2011, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.  The table below sets forth as of July 11, 2011, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director and director-nominee of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

		Shares Owned
	Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
	Wells Fargo & Company (2) 420 Montgomery Street San Francisco, CA 94104	1,934,424	9.22%
	Sage Master Investments Ltd. (3) 500 Fifth Avenue, Suite 930 New York, New York 10110	1,570,797	7.49%
	Ram Mukunda (4)	2,024,914	9.66%
	Ranga Krishna (5)	2,224,424	10.61%
	Richard Prins (6)	350,000	1.67%
	Sudhakar Shenoy (7)	350,000	1.67%
	All Executive Officers and Directors as a group (4 Persons) (8)	4,949,338	23.61%

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.
(2)
Based on an amended Schedule 13G filed with the SEC on March 11, 2011 by Wells Fargo Company on behalf of its subsidiary Wachovia Bank, National Association that is the direct holder of the shares.  Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares.

(3)
Based on an amended Schedule 13G filed with the SEC on February 14, 2011 by Sage Master Investments Ltd., a Cayman Islands exempted company (“Sage Master”), Sage Opportunity Fund (QP), L.P., a Delaware limited partnership (“QP Fund”), Sage Asset Management, L.P., a Delaware limited partnership (“SAM”), Sage Asset Inc., a Delaware corporation (“Sage Inc.”), Barry G. Haimes and Katherine R. Hensel (collectively, the “Reporting Persons”).  As disclosed in the Schedule 13G, each of the Reporting Persons’ beneficial ownership of 1,570,797 shares of common stock constitutes 9.6% of all of the outstanding shares of common stock.  The address for each of the foregoing parties is c/o 500 Fifth Avenue, Suite 930, New York, New York 10110.

(4)
Includes (i) 245,175 shares of common stock directly owned by Mr. Mukunda, (ii) 425,000 shares of common stock owned by Mr. Mukunda’s wife Parveen Mukunda, (iii) options to purchase 1,210,000 shares of common stock which are exercisable within sixty (60) days of July 11, 2011, all of which are currently exercisable and (iv) warrants to purchase 144,739 shares of common stock, of which warrants to purchase 28,571 shares of common stock are owned by Mr. Mukunda’s wife Parveen Mukunda and all which are exercisable within sixty (60) days of July 11, 2011, all of which are currently exercisable.

(5)
Includes warrants to purchase 290,000 shares of common stock, which are exercisable within sixty (60) days of July 11, 2011, all of which are currently exercisable.  In addition, see footnote (2) for reference to the 1,934,424 shares beneficially owned by Wells Fargo & Company, which has sole voting and dispositive control over the shares.  Dr. Krishna is entitled to 100% of the economic benefits of the shares.

(6)	Includes options to purchase 350,000 shares of common, which are both exercisable within sixty (60) days of July 11, 2011 and currently exercisable.
(7)	Includes options to purchase 300,000 shares of common stock, which are both exercisable within sixty (60) days of July 11, 2011 and currently exercisable.
(8)
Includes: (i) 2,604,599 shares of common stock, (ii) warrants to purchase 434,739 shares of common stock, (iii) options to purchase 1,910,000 shares of common stock and  The warrants and options are both exercisable within sixty (60) days of July 11, 2011 and currently exercisable.  Includes 1,934,424 shares beneficially owned by Wells Fargo & Company, which has sole voting and dispositive control over the shares.

Messrs. Mukunda and Krishna may be deemed our “parent,” “founder” and “promoter,” as these terms are defined under the Federal securities laws.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with IGN, an affiliate of Ram Mukunda, and SJS Associates, an affiliate of John Selvaraj, described above and as set forth below.

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

Item 14.  Principal Accountant Fees and Services

Yoganandh & Ram, Chartered Accountants (“Y & R”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal years ended March 31, 2011 and 2010.  During the Company’s most two recent fiscal years ended March 31, 2011 and 2010 and through June 30, 2011, the Company did not consult with Y & R on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Y & R has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Related and Other Fees

The following table shows the fees that we paid or accrued for the audit and other services provided by Y &R for the fiscal years ended March 31, 2011 and 2010.  Except as specified otherwise in the table, we paid the fees to Y & R.

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with engagements for those fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

Tax Fees

This category consists of professional services rendered for tax compliance, tax planning and tax advice.  These services include tax return preparation and advice on state and local tax issues.

All Other Fees

This category consists of fees for other miscellaneous items.

	March 31, 2011	March 31, 2010

Audit Fees - Yoganandh & Ram	56,300	55,000
Audit-Related Fees	0	0
Tax Fees	0	0
All other Fees	4,200	13,758
Total	$60,500	$68,758

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the audit committee of our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.  Prior to engagement of the independent auditor for the next year’s audit, management may submit, if necessary, an aggregate of services expected to be rendered during that year for each of the following four categories of services to our Board of Directors for approval.

1
Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2
Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3
Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning and tax advice.

4	Other Fees are those associated with services not captured in the other categories.

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2011.  The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

Audit Committee Report

The Audit Committee of the Board is composed of three directors, each of whom meets the current NYSE Amex test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2011 (the “Audited Financial Statements”):

•         The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•         The Audit Committee discussed with Yoganandh & Ram, Chartered Accountants (“Y & R”), the Company’s independent auditors for fiscal year 2011, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•         The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Y & R its independence from the Company and its management, and considered whether Y & R’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

•         Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:
Ranga Krishna Sudhakar Shenoy Richard Prins

PART IV

Item  15.  Exhibits and Financial Statement Schedules

Documents filed as part of this Amendment No. 1 include:

Exhibit No.	Description of Document

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 27, 2011	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)