Form 10-Q
period 2011-06-30
India Globalization Capital, Inc.
filed 2011-08-18
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2011

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.

Commission file number 1-32830

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of August 8, 2011
Common Stock, $.0001 Par Value	20,960,433

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – Financial Information

Item 1.  Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	1,177,452	1,583,284
Accounts receivable, net of allowances	2,927,621	3,312,051
Inventories	182,567	133,539
Advance taxes	41,452	41,452
Prepaid expenses and other current assets	2,201,886	1,474,838
Total current assets	6,530,978	6,545,164
Goodwill	403,498	410,454
Property, plant and equipment, net	1,182,380	1,231,761
Investments in affiliates	6,271,815	6,428,800
Investments-others	913,098	877,863
Restricted cash	1,893,839	1,919,404
Other non-current assets	291,873	748,623
Total assets	17,487,481	18,162,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	900,333	901,343
Trade payables	1,583,610	1,311,963
Accrued expenses	273,212	349,149
Notes payable	3,485,254	3,920,000
Other current liabilities	120,703	94,892
Total current liabilities	6,363,112	6,577,347
Other non-current liabilities	792,703	1,209,479
Total liabilities	7,155,815	7,786,826

Shares potentially subject to rescission rights (4,868,590 shares issued and outstanding)	3,082,384	3,082,384

Stockholders' equity:
Common stock — $.0001 par value; 75,000,000 shares authorized; 16,091,843 issued and outstanding as of June 30, 2011 and 14,890,181 issued and outstanding as of March 31, 2011	1,610	1,490
Additional paid-in capital	39,677,590	38,860,319
Accumulated other comprehensive income	(2,491,903)	(2,502,596)
Retained earnings (Deficit)	(30,562,110)	(29,692,907)
Non-controlling interest	624,095	626,553
Total stockholders' equity	7,249,282	7,292,859
Total liabilities and stockholders' equity	17,487,481	18,162,069

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data
	Three months ended June 30,
	2011	2010

Revenues	1,060,247	1,128,411
Cost of revenues (excluding depreciation)	(974,309)	(983,380)
Selling, general and administrative expenses	(733,141)	(580,896)
Depreciation	(51,244)	(96,444)
Operating income (loss)	(698,447)	(532,309)
Interest expense	(300,768)	(213,098)
Amortization of debt discount	-	(179,910)
Interest income	67,348	62,887
Equity in (gain)/loss of joint venture	36,219	-
Other income, net	24,694	(150,467)
Income before income taxes and minority interest attributable to non-controlling interest	(870,954)	(1,012,897)
Income taxes benefit/ (expense)	-	421,683
Net income/(loss)	(870,954)	(591,214)
Non-controlling interests in earnings of subsidiaries	1,751	40
Net income / (loss) attributable to common stockholders	(869,203)	(591,174)
Earnings/(loss) per share attributable to common stockholders:
Basic	(0.04)	(0.05)
Diluted	(0.04)	(0.05)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	20,359,602	13,256,427
Diluted	20,359,602	13,256,427

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

All amounts in USD except share data
	Three months ended June 30,
	2011			2010
	IGC	Non-Controlling Interest	Total	IGC	Non-Controlling Interest	Total
Net income / (loss)	(869,203)	(1,751)	(870,954)	(591,174)	(40)	(591,214)
Foreign currency translation adjustments	10,693	(707)	9,986	(350,598)	(43,784)	(394,382)
Comprehensive income (loss)	(858,510)	(2,458)	(860,968)	(941,772)	(43,824)	(985,596)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

All amounts in USD except share data
	Common Stock
	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders Equity

Balance at March 31, 2010	12,989,207	1,300	36,805,724	(9,452,000)	(2,578,405)	1,376,841	26,153,460

Issue of equity shares	1,900,974	190	1,761,452	-	-		1,761,642
Interest expense	-	-	359,820	-	-		359,820
Dividend Option Reversed	-		2,340	-	-		2,340
Loss for the quarter	-	-	-	(20,240,907)	-		(20,240,907)

Net Income for non-controlling interest	-	-	-	-	-	(769,046)	(769,046)
Loss on Translation	-	-	-	-	75,809	18,758	94,567
Road show expense incurred towards raising capital-issue of shares	-	-	(69,017)	-	-	-	(69,017)

Balance at March 31, 2011 (audited)	14,890,181	1,490	38,860,319	(29,692,907)	(2,502,596)	626,553	7,292,859

Issuance of common stock	1,201,662	120	582,004	-	-	-	582,124
Loss on Translation	-	-	-	-	10,693	(707)	9,986
Stock options issued	-	-	235,267	-	-	-	235,267
Net income for non-controlling interest	-	-	-	-		(1,751)	(1,751)
Net income / (loss)	-	-	-	(869,203)	-	-	(869,203)
Balance at June 30, 2011 (unaudited)	16,091,843	1,610	39,677,590	(30,562,110)	(2,491,903)	624,095	7,249,282

The accompanying notes should be read in connection with the financial statements.

    INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

All amounts in USD except share data
	Three month ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	(870,954)	(591,214)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	235,267	-
Deferred taxes	-	(474,871)
Depreciation	51,244	96,444
Non-cash financial expense (including amortization of debt discount)	307,514	179,990
Share in profits of joint venture	(36,219)	-
Unrealized exchange losses/(gains)	(24,163)	150,836
Changes in:
Accounts receivable	380,930	(1,027,077)
Inventories	(49,206)	(28,140)
Prepaid expenses and other assets	(683,382)	1,260,845
Trade payables	(601,646)	(347,725)
Other current liabilities	900,849	219,623
Other non – current liabilities	(418,218)	75,054
Non-current assets	459,280	(203,761)
Accrued Expenses	(76,635)	(52,289)
Net cash used in operating activities	(425,339)	(742,285)

Cash flow from investing activities:
Purchase of short term investment	(3,235)	(164,223)
Restricted cash	23,426	230,200
Net cash provided/(used) by investing activities	20,191	65,977

Cash flows from financing activities:
Net movement in other short-term borrowings	-	(374,614)
Issuance of equity shares	-	828,991
Net cash provided/(used) by financing activities	-	454,377
Effects of exchange rate changes on cash and cash equivalents	(684)	(18,735)
Net increase/(decrease) in cash and cash equivalents	(405,832)	(240,666)
Cash and cash equivalent at the beginning of the period	1,583,284	842,923
Cash and cash equivalent at the end of the period	1,177,452	602,257

Supplementary information:

Cash paid for interest	Nil	16,513
Cash paid for taxes	Nil	Nil

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

IGC operates in India and China geographies specializing in the infrastructure sector.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in mining and quarrying, road building, and the construction of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.  The business offerings of the Company include construction as well as a materials business. The Company’s core businesses are its operations as a materials and construction company.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Country of Incorporation	Percentage of holding as of June 30, 2011	Percentage of holding as of March 31, 2011
IGC - Mauritius (“IGC-M”)	Mauritius	100	100
IGC India Mining and Trading Private Limited (“IGC-IMT”)	India	100	100
IGC Logistic Private Limited (“IGC-LPL”)	India	100	100
IGC Materials Private Limited (“IGC-MPL”)	India	100	100
Techni Bharathi Limited (“TBL”)	India	77	77

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on July 14, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below.

b)  Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries that are more than 50% owned and controlled. The financial statements of the parent company and its majority owned or controlled subsidiaries have been combined on a line by line basis by adding together the book values of all items of assets, liabilities, incomes and expenses after eliminating all inter-company balances and transactions and resulting unrealized gain or loss. Operating results of companies acquired are included from the dates of acquisition.

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control. In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method. In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary. However, as of June 30, 2011, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the non-controlling interest of the former promoters in Techni Bharathi (TBL) and the profits or losses associated with the non-controlling interest in those operations.

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

c)  Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the period reported.

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable.  Significant estimates and assumptions are used for, but not limited to: allowance for uncollectible accounts receivable; future obligations under employee benefit plans; the useful lives of property, plant, equipment; intangible assets; the valuation of assets and liabilities acquired in a business combination; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances.  Actual results could differ from those estimates.  Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position and cash flows.

Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

d)  Foreign currency translation

The functional currency of the Company's Indian subsidiaries is the Indian rupee.  Our financial statements reporting currency is the United States dollar.  Operating and capital expenditures of the Company's subsidiaries located in India are denominated in their local currency, which is the currency most compatible with their expected economic results.

All transactions and account balances are recorded in the local currency.  The Company translates the value of these local currency denominated assets and liabilities into U.S. dollars at the rates in effect at the balance sheet date.  Resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss).  The local currency denominated statement of income amounts are translated into U.S. dollars using the average exchange rates in effect during the period.  Realized foreign currency transaction gains and losses are included in the consolidated statements of income. The Company's Indian subsidiaries do not operate in “highly inflationary” countries.

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended June 30, 2010	INR 45.68 per USD	INR 46.41 per USD
Year ended March 31, 2011	INR 44.75 per USD	INR 44.54 per USD
Three months ended June 30, 2011	INR 44.56 per USD	INR 44.59 per USD

e)  Revenue recognition

The majority of the revenue recognized for the three months ended June 30, 2011 and 2010 was derived from the Company’s subsidiaries, which derive revenue from the following sources.

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. In government contracting, the Company recognizes revenue when a government consultant verifies and certifies an invoice for payment.

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

For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  IGC considers the guidance provided under SAB 104 in determining revenue from sales of goods. Considerations have been given to all four conditions for revenue recognition under that guidance. The four conditions are:

•	Contract – Persuasive evidence of our arrangement with the customers;
•	Delivery – Based on the terms of the contracts, the Company assesses whether the underlying goods have been delivered and therefore the risks and rewards of ownership are completely transferred;
•	Fixed or determinable price – The Company enters into contracts where the price for the goods being sold is fixed and not contingent upon other factors.
•
Collection is deemed probable – At the time of recognition of revenue, the Company makes an assessment of its ability to collect the receivable arising on the sale of the goods and determines that collection is probable.

Revenue for any sale is recognized only if all of the four conditions set forth above are met. These criteria are assessed by the Company at the time of each sale.  In the absence of meeting any of the criteria set out above, the Company defers revenue recognition until all of the four conditions are met.

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

f)  Accounts receivable

Accounts receivable is recorded at the invoiced amount, taking into consideration any adjustments made by government consultants who verify and certify construction and material invoices.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables. The Company did not recognize any bad debt for the three months ended June 30, 2011 and 2010.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

Long-term accounts receivables are typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the Company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time.

g) Inventories

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

h)  Investments

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs.  The Company's equity in the earnings/(losses) of affiliates is included in the statement of income and the Company's share of net assets of affiliates is included in the balance sheet. Where the Company’s ownership interest in spite of being in excess of 20% is not sufficient to exercise significant influence, the Company has accounted for the investment based on the cost method.

i)  Property, Plant and Equipment (PP&E)

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of assets are as follows:

Buildings	25 years
Plant and machinery	20 years
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Vehicles	5 years

Upon disposition, cost and related accumulated depreciation of the property and equipment are de-recognized from the books of accounts and the gain or loss is reflected in the results of operation.  Cost of additions and substantial improvements to property and equipment are capitalized in the books of accounts.  The cost of maintenance and repairs of the property and equipment are charged to operating expenses.

j)  Impairment of long – lived assets

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

k)  Earnings per common share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock warrants and options.

l)  Income taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period that includes the enactment date. A valuation allowance is recorded when management determines that some or all of the deferred tax assets are not likely to be realized.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of June 30, 2011 and 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

m) Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the United States of America, Mauritius and India, which at times may exceed applicable insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The Company does not invest its cash in securities that have an exposure to U.S. mortgages.

n)  Restricted cash:

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.

o)  Fair value of financial instruments

As of June 30, 2011 and March 31, 2011, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

p)  Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, derivatives, accounts receivable and unbilled accounts receivable.  The Company places its cash, investments and derivatives in highly-rated financial institutions.  The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral.

A significant portion of the Company’s sales is to key customers.  Ten such customers accounted for approximately 77% of gross accounts receivable as of June 30, 2011.  At June 30, 2010, seven clients accounted for approximately 93% of gross accounts receivable.

q)  Accounting for goodwill and related impairment

Goodwill represents the excess cost of an acquisition over the fair value of our share of net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill on acquisition of subsidiaries is disclosed separately. Goodwill is stated at cost less impairment losses incurred, if any.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others” (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets", which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition. ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each subsidiary. ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

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

In ASC 350.20.20 a reporting unit is defined as an operating segment or one level below the operating segment.  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.   The Company has determined that IGC operates in a single operating segment.  While the CEO reviews the consolidated financial information for the purposes of decisions relating to resource allocation, the CFO, on a need basis, looks at the financial statements of the individual legal entities in India for the limited purpose of consolidation. Given the existence of discrete financial statements at an individual entity level in India, the Company believes that each of these entities constitute a separate reporting unit under a single operating segment.

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units. Accordingly, TBL, which is one of the legal entities is also considered a separate reporting unit and therefore the Company believes that the assessment of goodwill impairment at the subsidiary level, which is also a reporting unit, is appropriate.

The analysis of fair value is based on the estimate of the recoverable value of the underlying assets. For long lived assets such as land, the Company obtains appraisals from independent professional appraisers to determine the recoverable value. For other assets such as receivables, the recoverable value is determined based on an assessment of the collectability and any potential losses due to default by the counter parties. Unlike goodwill, long lived assets are assessed for impairment only where there are any specific indicators for impairment.

r)  Reclassifications

Certain prior period balances have been reclassified to the presentation of the current period.

s)  Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates ("ASU"s) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

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

In December 2010, the FASB issued a new accounting standard, which requires that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative.  This guidance is effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis.  Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only.  Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings.  This guidance became effective January 1, 2011.  Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results.  However, it may result in additional disclosures in the event that we enter into a business combination that is material on either an individual or a consolidated basis.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This update defines fair value, clarifies a framework to measure fair value and requires specific disclosures of fair value measurements. The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is now part of ASC 220: “Presentation of Comprehensive Income". The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items, which must be reported in other comprehensive income. These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011

Prepaid expenses	80,950	103,841
Advances to suppliers	1,710,070	1,024,399
Security and other deposits	70,553	85,277
Prepaid Interest	-	159,825
Other current assets	340,313	101,496
	2,201,886	1,474,838

Other non-current assets consist of the following:

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011

Trade and other sundry debtors	142,969	396,275
Other advances	148,904	352,348
	291,873	748,623

NOTE 4 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings. Short term borrowings consist of the following:

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011

Secured liabilities	900,333	901,343
Unsecured liabilities	-	-
	900,333	901,343

The above debt is secured by hypothecation of materials, stock of spares, work in progress, receivables and property and equipment, in addition to a personal guarantee of three India-based directors, and collaterally secured by mortgage of the relevant subsidiary’s land and other fixed properties of directors and their relatives.

NOTE 5 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011

Statutory dues payable	18,158	17,745
Employee related liabilities	102,545	77,147
	120,703	94,892

Other non-current liabilities consist of the following:

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011

Sundry creditors	792,703	$1,209,479
Provision for expenses	-
	792,703	$1,209,479

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 7 – GOODWILL

The movement in goodwill balance is given below.

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011
Balance at the beginning of the period	410,454	6,146,720
Impairment loss	-	(5,792,849)
Effect of foreign exchange translation	(6,956)	56,583
	403,498	410,454

During the year ended March 31, 2011, the Company conducted the impairment analysis regarding the goodwill in its consolidated financial statements. The goodwill balance of $6.2 million was completely allocated to the reporting unit, which has been determined to be TBL. The Company, based on the impairment analysis, concluded that the fair value of the reporting unit, established on the basis of its recoverable value, was substantially lower than the carrying value. Therefore, the goodwill balance allocated to the reporting unit was impaired. The Company recorded an impairment loss relating to the goodwill balance amounting to $5,792,849. For this impairment test, the Company considered all the recorded assets and liabilities of TBL at its respective fair values. In relation to the fixed assets, the Company considered the fair values on the basis of independent valuations obtained while for the other current assets, the carrying values were determined by the Company and these were found to approximate their fair values. There have been no further indicators in the current quarter and therefore the Company has not performed any specific impairment tests for the goodwill balance in books.

NOTE 8 –NOTES PAYABLE

On October 5, 2009, the Company consummated the exchange of an outstanding promissory note in the total principal amount of $2,000,000 (the “Original Note”) initially issued to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) for a new promissory note (the “New Oliveira Note”) on substantially the same terms as the original note except that the principal amount of the New Oliveira Note was $2,120,000 which reflected the accrued but unpaid interest on the Original Note and the New Oliveira Note did not bear interest. The New Oliveira Note was unsecured and was due and payable on October 4, 2010 (the “Maturity Date”).  Prior to the Maturity Date, the Company was permitted to pre-pay the New Oliveira Note at any time without penalty or premium.  The New Oliveira Note is not convertible into IGC Common Stock (the “Common Stock”) or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Oliveira Note and Share Purchase Agreement”), effective as of October 4, 2009, by and among the Company and Oliveira, as additional consideration for the exchange of the Original Note, the Company agreed to issue 530,000 shares of Common Stock to Oliveira.  The Oliveira Note remains outstanding.

On October 16, 2009, the Company consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Bricoleur Note”) to Bricoleur Partners, L.P. (“Bricoleur”).  There was no interest payable on the Note and the Note was due and payable on October 16, 2010 (the “Maturity Date”).  Prior to the Maturity Date, the Company could pre-pay the Bricoleur Note at any time without penalty or premium and the Note was unsecured.  The Note was not convertible into the Company’s Common Stock or other securities of the Company.  However, under the Note and Share Purchase Agreement (the “Bricoleur Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among the Company and Bricoleur, as additional consideration for the investment in the Bricoleur Note, IGC issued 530,000 shares of Common Stock to Bricoleur.  The Bricoleur Note remains outstanding.

During the three months ended December 31, 2010, the Company issued an additional 200,000 shares of Common Stock to each of Oliveira and Bricoleur specified above pursuant to the effective agreements respectively as penalties for failure to repay the promissory notes when due.

In March 2011, the Company finalized agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) and Bricoleur Partners, L.P. (“Bricoleur”) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates. The Oliveira Note will be due on March 24, 2012, will bear interest at a rate of 30% per annum and will provide for monthly payments of principal and interest, which the Company may choose to settle through the issuance of equity shares at an equivalent value.  The Bricoleur Note will be due on June 30, 2011 with no prior payments due and will not bear interest.   However as at the date of filing of this report, the Company is negotiating a further restructuring of this payable but the same is not yet consummated. The Company issued additional 688,500 shares of its common stock to Bricoleur in connection with the extension of the term regarding the Bricoleur note.

The Company’s total interest expense was $ 300,768 and $ 213,098 for the three months ended June 30, 2011 and June 30, 2010 respectively.  No interest was capitalized by the Company for the three months ended June 30, 2011 and June 30, 2010.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination.  For the three months ended June 30, 2011, a total of $12,000 was accrued as rent payable to IGN LLC out of which $12,000 was outstanding as of June 30, 2011.

The Company uses the services of Economic Law Practice (ELP), a law firm in India.  A member of our Board of Directors, prior to his resignation on March 15, 2011, was a Partner of ELP.  From inception till March 15, 2011, the Company has incurred $186,303 in fees to ELP.  After the resignation of the director, ELP is no longer considered to be a related party of the Company

One of the Company’s subsidiaries, TBL, has an accounts receivable due from Sricon, an affiliate of the Company, amounting to $3,114,572. This amount was advanced by TBL to Sricon to fund a bid on a new contract and provide the working capital requirement for the contract. Subsequently, due to certain disputes that have arisen between Sricon and IGC, the receivable of $3.1 million remains outstanding.  Sricon is unwilling to pay the amount as it seeks to offset the amount as an equity payment from IGC.  However, the amount was advanced from TBL, not from IGC, and TBL has no equity in Sricon.  Further, the two entities, IGC and TBL, are legally different companies and therefore TBL has legal remedies under Indian law.  The Company has engaged Indian counsel who is in the process of preparing the case to pursue the recovery of this receivable.   From an accounting perspective, the Company has fully provided for this receivable due to the dispute although it intends to pursue collection of this receivable through an appropriate legal process in India. The said provision is contained in the selling, general and administrative expenses of the Company for the year ended March 31, 2011.

 NOTE 10 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended June 30, 2011.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011

Land	10,967	10,870
Buildings	351,343	351,147
Plant and machinery	3,328,753	3,335,065
Furniture and fixtures	88,595	87,768
Computer equipment	213,640	213,178
Vehicles	483,319	479,478
Office equipment	170,505	167,563
Capital work-in-progress	137,546	137,696
	4,784,668	4,782,765
Less: Accumulated depreciation	(3,602,288)	(3,551,004)
	1,182,380	1,231,761

Depreciation and amortization expense for the three months ended June 30, 2011 and June 30, 2010 was $51,244 and $96,444 respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 12 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of June 30, 2011, the Company granted 78,820 shares of common stock and a total of 2,786,450 stock options (1,413,000 granted in 2009 and 1,370,450 stock options granted during the three months ended June 30, 2011) to its directors and employees.   All of the options vested fully on the date of the grant.  The exercise price of each of the options is $1.00 and $0.56 per share, respectively, and each of the options will expire on May 13, 2014 and June 27, 2016, respectively.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively. As of June 30, 2011, an aggregate of 116,030 shares of common stock remain available for future grants of options or stock awards under the 2008 Omnibus Plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of June 30, 2011:

Expected life of options	Granted in 2009 5 years	Granted in the current quarter 5 years
Vested options	100%	100%
Risk free interest rate	1.98%	4.10%
Expected volatility	35.35%	83.37%
Expected dividend yield	Nil	Nil

The volatility estimate was derived using historical data for the IGC stock.

NOTE 13 – COMMON STOCK

The Company has three securities listed on the NYSE Amex: (1) common stock, $.0001 par value (ticker symbol: IGC), (2) redeemable warrants to purchase common stock (ticker symbol: IGC.WT), and (3) units consisting of one share of common stock and two redeemable warrants to purchase common stock (ticker symbol: IGC.U).  The units may be separated into common stock and warrants.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00. The warrants issued in our initial public offering that were to expire on March 3, 2011, are now to expire on March 8, 2013 since the Company exercised its right to extend the terms of those warrants.

The registration statement for the initial public offering was declared effective on March 2, 2006. The warrants are exercisable and may be exercised by contacting IGC or the transfer agent, Continental Stock Transfer & Trust Company.  The Company has a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  If the Company calls the warrants, either the holder will have to exercise the warrants by purchasing the common stock from the Company for $5.00 or the warrants will expire.

On January 9, 2009, the Company completed a tender offer with respect to warrants issued in its initial public offering and certain other warrants issued in private placements.  An aggregate of 11,943,878 warrants were exercised pursuant to the terms of the tender offer in exchange for an aggregate of 1,311,064 shares of common stock, of which 2,706,350 warrants were exercised with an aggregate cash payment of $297,698.50 in exchange for an aggregate of 541,270 shares of Common Stock and 9,237,528 warrants were exercised by exchange of warrants in exchange for an aggregate of 769,794 shares of Common Stock.

On July 13, 2009, the Company issued 15,000 shares of common stock to RedChip Companies Inc. for investor relations services rendered. The value of these services was $13,200 and the per-share value was $0.88.  The cost of the common shares was expensed in the quarter.

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

On October 5, 2009, IGC issued 530,000 new shares of common stock to Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) as partial consideration for the exchange of an outstanding promissory note for a new interest-free note of $2.1 million with an extended due date of October 10, 2010. The value of the shares was $911,600 or $1.72 per share. IGC consummated this transaction in order to maintain its working capital and to extend the note by one year. The value of the shares was amortized over the life of the loan.

On October 13, 2009, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC.  Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time.  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices, or as otherwise agreed with Enclave.  The Company estimates that the net proceeds from the sale of the shares of common stock that are being offered will be approximately $3.73 million.  IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness, and other general corporate purposes. For the year ended March 31, 2010, the Company sold 145,216 shares of our common stock. During the twelve months ended March 31, 2011, the Company issued an additional 2,292,760 shares of common stock under this agreement.

On October 16, 2009, IGC issued 530,000 new shares of common stock in a private placement. The consideration for the shares was the $2,000,000 proceeds from an IGC promissory note payable made for one year with no interest to Bricoleur Partners, L.P. (“Bricoleur”).  IGC consummated this transaction in order to supplement its working capital and to expand its ore and quarry businesses.  The shares were valued at $1,107,700 and $2.09 per share.  The value of the shares was amortized over the life of the loan.

On December 8, 2010, the Company sold an aggregate of 2,575,830 shares of its common stock and warrants (the “2010 Warrants”) to purchase up to 858,610 shares of common stock, for a total purchase price of $1,391,260.  The common stock was sold at a purchase price of $0.60 per share. Investors in the offering were entitled to receive a 2010 Warrant to purchase one share of common stock, at an exercise price of $0.90 per share for each three shares of common stock purchased in the offering.  The 2010 Warrants issued to the investors in the offering are exercisable at any time on or after the date of issuance until they expire on December 8, 2017.   The 2010 Warrants are not listed on any securities exchange.

During the twelve months ended March 31, 2011, the Company also issued 30,000 shares of common stock to American Capital Ventures and Maplehurst Investment Group for services rendered and 9,135 shares to Red Chip Companies valued at $ 8,039 for investor relation related services rendered.

The Company also issued a total of 400,000 shares of common stock as a consideration for the extension of the loans under the promissory notes described in Note 8 - Notes Payable during the twelve months ended March 31, 2011.

In February 2011, the Company consummated another transaction with Bricoleur to exchange the promissory note held by Bricoleur for a new note with an extended repayment term. The Company issued 688,500 shares of common stock valued at approximately $419,985 as consideration for the exchange.

On March 2011, the Company and Oliveira agreed to exchange the promissory note held by Oliveira for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares at a stated value over a specific term. As of June 30, 2011, the Company has issued 1,570,001 shares of common stock valued at $ 798,176 to this debt holder, which constituted an element of repayment of principal as well as the interest in equated installments.

Following the issuance of the shares in the preceding transactions, as of June 30, 2011, 20,960,433 shares of common stock are outstanding along with warrants to purchase an aggregate of 12,972,532 shares of common stock, which are outstanding.

Further, as set forth in Note 12, the Company has also issued 2,786,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as at June 30, 2011.

NOTE 14 - INCOME TAXES

The Company did not record any income tax benefit (net of valuation allowance) or expense for the three months ended June 30, 2011. The operations of the Company have continued to sustain losses during the current quarter. As a result, there are no taxable profits that would entail an income tax expense. Further, in March 2011, the Company created a valuation allowance for the entire balance of deferred tax assets due to the continued losses sustained by the Company. Given that the Company continues to sustain losses during the current quarter, the Company believes that it is appropriate to not record any income tax benefit in the form of deferred taxes (net of valuation allowance). Refer to Note 20 - Income Taxes to the audited financial statements contained in the Company’s Form 10-K for more details on utilization of tax assets.

The Company recorded a corresponding income tax benefit amounting to $421,863 in respect of the quarter ended June 30, 2010.

NOTE 15 - SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are component of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker (“CODM”) to decide how to allocate resources and evaluate performance. The Company's CODM is considered to be the Company's chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

NOTE 16 – SHARES POTENTIALLY SUBJECT TO RESCISSION RIGHTS

On July 14, 2010, the Company filed audited financial statements on Form 10-K for the year ended March 31, 2010, that included a qualified opinion from the Company's auditors pending completion of their audit procedures in respect of the deconsolidation of one of the Company's subsidiaries.  The Company subsequently filed an amended Form 10-K, which includes an unqualified audit opinion.

On January 19, 2011, the SEC notified the Company that the initial financial statements filed on July 14, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements because the financial statements contained a qualified opinion. As noted above, the amended Form 10-K filed on January 28, 2011 contains audited financial statements with an unqualified opinion that comply with Rule 2-02.  The SEC indicated that as the initial Form 10-K filed on July 14, 2010 was deficient as a result of the inclusion of the qualified audit opinion.  It was therefore deemed not to have been filed with the SEC in accordance with applicable requirements, thus making the Company delinquent in its filings with the SEC.

The SEC informed the Company that as a result of the deemed failure to timely file a Form 10-K, it is the SEC Staff's view that as of July 14, 2010 the Company ceased to be eligible to use SEC Form S-3 for the registration of the Company's securities.  As the financial statements included in the original Form 10-K were also included in a registration statement on Form S-1 (File No. 333-163867) pursuant to which the Company offered its common stock and warrants to purchase common stock in December 2010 (the “December 2010 Offering”), the SEC has also indicated that such registration statement failed to comply with the requirements of Form S-1 due to the lack of the inclusion of unqualified audited financial statements in compliance with SEC requirements.

In view of the foregoing, it is possible that any sales of the Company's securities pursuant to the Company's registration statements on Form S-3 since July 14, 2010 may be deemed to be unregistered sales of its securities.  Since July 14, 2010, the Company has sold an aggregate of 2,292,760 shares of its common stock for an aggregate gross price of $1,690,866 pursuant to an at-the-market offering (“ATM”) of its common stock on Form S-3 (File No. 333-160993) in sales that occurred between September 7, 2010 and January 19, 2011.  In addition, the Company may be deemed to have made unregistered sales of the 2,575,830 shares of common stock and warrants to purchase an aggregate of 858,610 shares of common stock at an exercise price of $0.90 per share sold for an aggregate gross purchase price of $1,545,498 sold pursuant to such registration statement with respect to the December 2010 Offering. Alternatively, to the extent that the sales are deemed be registered as a result of being sold pursuant to registration statements declared effective by the SEC as the registration statements in question either incorporated, in the case of the Form S-3 or included, in the case of the Form S-1, a qualified audit report the registration statements could be deemed to be materially incomplete.

If it is determined that persons who purchased the Company's securities after July 14, 2010 purchased securities in an offering deemed to be unregistered, or that the registration statements for such offerings were incomplete or inaccurate then such persons may be entitled to rescission rights. In addition, the sale of unregistered securities could subject the Company to enforcement actions or penalties and fines by federal or state regulatory authorities.  The Company is unable to predict the likelihood of any claims or actions being brought against the Company related to these events, and there is a risk that any may have a material adverse effect on us.

The exercise of any applicable rescission rights is not within the control of the Company.  As of June 30, 2011, the Company had 4,868,590 shares that may be subject to the rescission rights outside stockholders’ equity.  These shares have always been treated as outstanding for financial reporting purposes.

NOTE 17 –INVESTMENTS – OTHERS

Investments – others for each of the periods ended June 30, 2011 and March 31, 2011 consist of the following:

	All amounts in USD except share data
	As of
	June 30, 2011	March 31, 2011

Investment in equity shares of an unlisted company	67,280	67,355
Investment in partnership (SIIPL-IGC)	845,818	810,508
	913,098	877,863

NOTE 18 – OTHER INCOME

Other income for the three months ended June 30, 2011 and June 30, 2010 consist primarily of the income relating to the translation of the foreign currency denominated balances primarily consisting of inter-company receivable due to the parent company.

NOTE 19 - IMPAIRMENT

For the year ended March 31, 2011, the Company conducted an impairment test on the investment in Sricon. Effective October 1, 2009, the Company diluted its investment in Sricon from 63% to 22%. Post dilution, the Company continued to account for the investment in Sricon based on the equity method of accounting. However, the Company entered into a management dispute with Sricon after the Company was not able to obtain the financial statements of Sricon after March 31, 2010. The Company has conducted the impairment test based on the information available with it and the recoverable value of assets that it can ascertain. Based on such an impairment test, the Company has concluded that the investment in Sricon needs to be impaired by $2,184,599. There have been no further indicators for impairment in the current quarter and accordingly, the Company has not conducted an impairment test for the three months ended June 30, 2011.

NOTE 20 – RECONCILIATION OF EPS

For the three months ended June 30, 2011 and 2010, the basic shares include: founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, and shares issued in connection with debt and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct, and employee options.   The UPO issued to the underwriters (1,500,000 shares) is not considered as the strike price for the UPO is “out of the money” at $6.50 per share.  The historical weighted average per share, for our shares, through June 30, 2011, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as at June 30, 2011 used for the computation of basic EPS is 20,359,602. Owing to the loss incurred during the three months ended June 30, 2011, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – SUBSEQUENT EVENTS

In August 2011, the Company entered into a strategic partnership agreement with H&F Ironman Limited (‘H&F’) in connection with a share exchange. The strategic partnership agreement also envisages supply of iron ore sourced from India to Chinese steel mills for serving the customers of H&F in China. It also requires H&F to purchase common stock of the Company and the Company to buy common stock for the same value in H&F.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on Form 10-K on July 14, 2011.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K filed on July 14, 2011, including the risk factors set out in Item 1A therein. Therefore, the financial statements included in the Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on July 14, 2011.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.  The Company’s 2011 Form 10-K filed on July 14, 2011 restates the Company’s consolidated statements of operations and consolidated cash flows for the year ended March 31, 2010, amend its management discussion and analysis as it relates to the year ended March 31, 2010, and restates its unaudited quarterly financial date for the quarter ended December 31, 2009.  As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2011, the Company’s management, in consultation with the Company’s independent registered public accounting firm, concluded that the financial statements for the year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K for the year then ended, as amended and in the quarterly Form 10-Q for the period ended December 31, 2009 should no longer be relied upon.

Explanatory Note

Overview of Restatement

In the Annual Report on Form 10-K for the year ended March 31, 2011 filed on July 14, 2011, the Company:

a)	Restated its consolidated statements of operations and consolidated cash flows for the year ended March 31, 2010;
b)	Amended its management discussion and analysis as it relates to the year ended March 31, 2010; and
c)	Restated its unaudited quarterly financial data for the quarter ended December 31, 2009.

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

The changes described above were non-cash items and did not impact the Company’s operations.

The financial statements were restated to reflect:

i.
A Reclassification in the Company’s Statement of Cash Flows:  Sricon India Private Limited (SIPL), a subsidiary of IGC Inc., had been deconsolidated effective October 1, 2009. Upon deconsolidation, the cash flows of SIPL for the six months ended September 30, 2009 were re-classified and presented as equity in earnings of affiliates. The cash flows for the year ended March 31, 2010 have now been restated to contain transactions relating to SIPL up until the date of deconsolidation; and

ii.
Computation of diluted earnings per share: The effect of dilution was inadvertently considered while computing the Earnings Per Share (EPS) although there was a loss by IGC Inc. The restatement now rightly shows the EPS taking into consideration the loss.

Effects of Restatement

The restated items are non-cash and do not impact the Company’s operations.

The previously filed Annual Reports for the period ended March 31, 2010 filed on Form 10-K and quarterly report for the period ended December 31, 2009 filed on Form 10-Q were affected by the restatement and have not been amended. Instead, the amended statements are presented in the Annual Report for the year ended March 31, 2011 filed on July 14, 2011.  Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other previous communications relating to these periods.

Overview

In response to the increased demand for infrastructure in India and China, our focus is to supply construction materials in India and to China as well as execute infrastructure projects.  We do this entirely through our subsidiaries. We supply construction materials such as iron ore and rock aggregate to the construction industry. We build interstate highways, rural roads, and execute civil works in high temperature cement and steel plants.  We own and operate rock aggregate quarries. We are pursuing joint venture partnerships with mine owners and have applied for licenses to mine iron ore in India.  We have customers in India and China and are exploring other regional opportunities. We also actively continue to pursue joint venture partnerships with mine owners for acquisition of mines and mining rights.

Company Overview

We are a materials and construction company offering a suite of services including: 1) the export of iron ore to China and supply of ore to the Indian markets, 2) operations and supply of rock aggregate, and 3) the civil construction of roads and highways.   Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 130 employees and contractors. We are focused building out rock aggregate quarries, setting up relations and export hubs for the export of iron ore to China and winning construction contracts.

Our business model is as follows:

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

2.           Quarrying rock aggregate.  As Indian infrastructure modernizes, the demand for raw materials like rock aggregate, iron ore and similar resources is projected to greatly increase. In 2009, according to the Freedonia Group, India was the third largest stone aggregate market in the world. The report projected that Indian demand for crushed stone will increase to 770 million metric tons in 2013 and 1.08 billion metric tons in 2018. Our subsidiary, IGC Materials Private Limited (“IGC-MPL”), is responsible for our rock aggregate production. The subsidiary currently has two quarrying agreements with two separate partners. The two quarries mined near Nagpur, a city in the state of Maharashtra, India, have approximately 10-11 million metric tons of rock aggregate or about $40,000,000 of reserves at current prices. With the production of these two quarries, our subsidiary is one of the largest suppliers in the immediate area. Our share of the overall market in India is currently less than 1%. However, IGC-MPL has a growing regional presence in the Nagpur area.

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

3.           Highway and heavy construction.  The Indian government has developed a plan to build and modernize Indian infrastructure.  The Wall Street Journal reported on March 23, 2010 that the government plans to double infrastructure spending from $500 billion to $1 trillion.  It will pay for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.  A significant number of our customers are engaged in highway and heavy construction.  Our subsidiary Techni Bharathi Limited (“TBL”), a small road building company, is engaged in highway and heavy construction activities.  TBL has constructed highways, rural roads, tunnels, dams, airport runways, and housing complexes, mostly in southern states.  TBL, because of its successful execution of contracts, is pre-qualified by the National Highway Authority of India (NHAI) and other agencies. TBL’s share of the overall Indian construction market is very small. However, TBL’s prequalification and prior track record provides a way to grow the Company in highway and heavy construction.  Currently, TBL is engaged in the recovery of construction delay claims that it is pursuing against NHAI, the Airport Authority of Cochin, and the Orissa State Works. Our share of the overall market in India is significantly less than 1%.

4.           Construction and maintenance of high temperature plants.  Through our unconsolidated, minority interest in Sricon Infrastructure Private Limited (Sricon), we engage in the civil engineering, construction and maintenance of high temperature plants. Sricon also has the specialized skills required to build and maintain high temperature chimneys and kilns. Sricon’s share of this market in India is less than 1%. We currently hold equity in Sricon.  According to the global market researcher eMpulse, the construction industry’s total market size in India is approximately $53 Billion. According to Reuters, India exports about 100 million tons of iron ore per year. Prices for iron ore have averaged around $140 per metric ton. The rock aggregate market is India is approximately $3 billion. As noted above, Sricon’s share of these markets is less than 1%.

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Three months ended June 30, 2011	Three months ended June 30, 2010
TBL	1%	88%
IGC-IMT	70%	-%
IGC-MPL	29%	10%
IGC-LPL	-%	2%
Total	100%	100%

Customers.

Our present and past customers include the National Highway Authority of India, several state high way authorities, the Indian railways, private construction companies in India, and several steel mills in China.

Construction contract bidding process.

In order to create transparency, the Indian government has centralized the contract awarding process for building interstate roads.  The new process is as follows: At the “federal” level, NHAI publishes a Statement of Work for an interstate highway construction project.  The Statement of Work has a detailed description of the work to be performed, as well as, the completion time frame. The bidder prepares two proposals in response to the Statement of Work. The first proposal demonstrates technical capabilities, prior work experience, specialized machinery, manpower required, and other qualifications required to complete the project.  The second proposal includes a financial bid.  NHAI evaluates the technical bids and short-lists technically qualified companies. Next, the short list of technically qualified companies are invited to place a detailed financial bid and show adequate financial strength in terms of  revenue, net worth, credit lines,  and balance sheets.  Generally, the lowest bid wins the contract. Additionally, contract bidders must meet several requirements to demonstrate an adequate level of capital reserves:

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

Competition.

We operate in an industry that is competitive.  However, the industry is fragmented and while a number of our competitors are well qualified and better financed than we are, we believe that the demand for contractors in general will permit us to compete for projects and contracts that are appropriate for our size and capabilities.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts worth less than $5 million. We seek to compete in the gap between these two ends of the competitive spectrum. The recent capital markets crisis has made it more difficult for smaller companies to grow to mid-sized companies because their access to capital has been restrained. While we are also constrained by capital, we believe that we are in a better position to secure capital than a number of small, purely local competitors. Our construction business is positioned in the $5 million to $50 million contract range, above locally based contractors and below the large firms, creating a distinct technical and financial advantage in this market niche assuming that we can maintain access to capital.  Rock aggregate is generally supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances. We fill this gap by providing high quality material in large quantities.  We compete on price, quantity and quality.  Iron ore is produced in India, where our core assets are located, and exported to China.  While this is a fairly established and relatively efficient market, we compete by aggregating ore from smaller suppliers who do not have direct access to customers in China.  Further, we expect to install a large iron ore crusher that can grind ore pebbles into fine ore particles, providing a value added service to the smaller mine owners.

Seasonality.

The road building and construction industries typically experience naturally recurring seasonal patterns throughout India.  The Northeast monsoons historically arrive on June 1 annually, followed by the southwest monsoons, which usually continue intermittently until September.  Historically, the business in the monsoon months is slower than in other months because of the heavy rains.  Activities such as engineering and maintenance of high temperature plants are less susceptible to weather delays, while the iron ore export business slows down somewhat due to the rough seas.  Flooding in the quarries can slow production in the stone aggregate industry during the monsoon season. However, our quarries build stone reserves prior to the monsoon season.  The monsoon season has historically been used to bid and win contracts for construction and for the supply of ore and aggregate in preparation for work activity when the rains abate.

Employees and consultants.

As of June 30, 2011, we employed a work force of approximately 130 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We hope that our efforts will make our companies more attractive.

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

Current Chinese currency revaluation.

Bloomberg News reported on December 21, 2010 that U.S. senators are strongly encouraging China to hold up to their promise to re-institute a “managed floating exchange rate.”  China may continue to institute a managed floating exchange rate regime that is tied to a basket of foreign currencies for the next eight or nine years, the China Securities Journal announced August 4, 2011.  However, the RMB (the official currency of the People's Republic of China) is unlikely to be floated freely in the near term as the country's economy faces internal difficulties during its reform drive and external uncertainties of the global economy according to experts.  Generally, the RMB is the best performer of the BRIC countries and has appreciated 24% to the dollar in the past decade. If a similar appreciation occurs, it will increase the purchasing power of Chinese steel mills buying iron ore, which is traded in US dollars.  Chinese firms could buy more ore, even at a higher price, and IGC would benefit from an appreciation of the RMB.

Information and timely financial reporting.

Our operations are located in India where the accepted accounting standard is the Indian GAAP, which, in many cases, is not congruent with the U.S. GAAP.  Indian accounting standards are evolving toward IFRS (International Financial Reporting Standards).  We engage an independent public accounting firm registered with the U.S. PCAOB to conduct an annual audit of our financial statements.  The process of producing financial statements is at times cumbersome and places significant demands upon our existing staff.  We believe we are still some time away from having processes and adequately trained personnel in place to meet the reporting timetables set out by U.S. reporting requirements. Until then we may, on occasion, have to file for extensions to meet U.S. reporting timetables and it is possible that we may fail to meet these time tables.  Failure to file our reports in a timely fashion can result in severe consequences including the potential delisting of our securities.  In addition, our access to capital may become more difficult or limited if we fail to meet reporting deadlines.  We will make our annual reports, quarterly reports, proxy statements, and up-to-date investor presentations available on our website, www.indiaglobalcap.com, as soon as they are available.  Our SEC filings are also available, free of charge, at www.sec.gov.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue - Total revenue was $1,060 thousand for the three months ended June 30, 2011, as compared to $1,128 thousand for the three months ended June 30, 2010.  The primary reasons for the decrease in revenues of $68 thousand include:

●
Decline in revenue from the infrastructure business of $976 thousand primarily due to certain contract claims that were awarded in the three months ended June 30, 2010, which were recognized as revenue. No such contract claims were awarded in the current quarter.

●
The above decline is offset by an increase in revenue amounting to $738 thousand from the iron ore trading and mining business that started producing operational results only after June 30, 2010. Accordingly, while there is revenue reflected against this business in the current quarter, there is no corresponding revenue for the three months ended June 30, 2010.

●	The decline is further offset due to an increase in revenue from the trading related to rock aggregate and other construction materials amounting to $170 thousand.

Cost of Revenue (excluding depreciation) – Cost of revenue is exclusive of depreciation and amortization. Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials for the two primary revenue generating activities of the Company during the current quarter – trading of iron ore and rock aggregates.  Cost of revenue for the three months ended June 30, 2011 was $974 thousand as compared to $983 thousand for the three months ended June 30, 2010.

Cost of revenue as a percentage of revenue has increased from 87.15% for the three months ended June 30, 2010 to 91.89% for the current quarter. This increase was primarily due to the decline in revenue from the infrastructure business, which historically contributes higher margins as compared to the trading business (of both iron ore and rock aggregate).

Selling, General and Administrative - Selling, general and administrative expenses were $733 thousand for the three months ended June 30, 2011 compared to $581 thousand for the three months ended June 30, 2010.  The increase in selling, general and administrative expenses for the current quarter is attributable to the compensation cost arising from the issue of stock options to the directors and employees of the Company during the three months ended June 30, 2011. These stock options were fully vested on the date of grant and therefore we have accounted for the entire compensation cost of $235 thousand arising out of the grant of these stock options in the current quarter. No such grants were made in the three months ended June 30, 2010. Other selling, general and administrative expenses include travel, rent, consultancy charges, insurance and legal and professional fees. These have declined by $83 thousand primarily due to the reduction in insurance charges and consultancy fees during the three months ended June 30, 2011.

Depreciation – The depreciation expense was $51 thousand in the three months ended June 30, 2011 as compared to $96 thousand in the three months ended June 30, 2010.

Interest and other financial expense – The interest expense and other financial expense for the three months ended June 30, 2011 were $301 thousand compared to $393 thousand for the three months ended June 30, 2010.  The interest expense for the two periods primarily relates to the interest recorded on the long term debt that has been taken by the parent company. Most of the interest expense continues to be non-cash. If the Company raises additional equity capital and uses the proceeds to repay the existing long term debt, we expect a significant reduction in this interest expense. However, there is currently no guarantee that the Company would do so.

Income tax benefit/(expense) – For the three months ended June 30, 2011, the Company has not recorded any income tax benefit or expense. The Company continues to incur losses on its operations, which have resulted in taxable losses. Therefore, in the absence of any taxable gain, the Company has not recorded an income tax expense. Further, given that the Company has significant carry forward losses, as a matter of prudence, the Company has created a full valuation allowance on all the deductible differences including carry forward losses. However, the Company continues to believe that these would be recoverable in the future. For the three months ended June 30, 2010, the Company recorded a net income tax benefit of $422 thousand, which primarily related to the tax assets created for the carry forward losses incurred during the particular quarter.

Other income – Other income primarily consists of foreign exchange gain arising from the restatement of the inter-company receivables denominated in Indian rupees in relation to payables to the U.S. entity.

Share in profit of joint venture – For the three months ended June 30, 2011, the Company has recorded an income amounting to $ 36 thousand resulting from its share in the joint venture that is reflected as another investment in the balance sheet. The joint venture primarily operates in the rock aggregate crushing and trading business. We are also entitled to an interest on the capital that is invested in this joint venture. During the three months ended June 30, 2011, we have earned interest amounting to $32 thousand, which has been recorded separately from the share in profit as interest income. The joint venture operates one crusher and for the three months ended June 30, 2011, has generated revenue approximating $642 thousand.

Consolidated Net Income (loss) – Consolidated net loss for the three months ended June 30, 2011 was $869 thousand compared to a consolidated net loss of $591 thousand for the three months ended June 30, 2010.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the three-month period ended June 30, 2011 and 2010.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities.  During the three months ended June 30, 2011, cash used for operating activities was $425 thousand compared to cash used for operating activities of $744 thousand during the three months ended June 30, 2010.  The uses of cash in the three months ended June 30, 2011 relate primarily to the payment of general operating expenses of our subsidiary companies.  The significant contributor to the decrease in this cash flow is the increase in prepaid and other current assets and the repayment of certain trade creditors. Further, the losses from our operations have also contributed to this utilization of cash for our operations. This is partially offset on account of increase in our other current liabilities, which have also arisen in the normal course of business. While the Company continues to have favorable results in arbitrations, given the nature of the industry and owing to its lengthier operating cycle, the Company takes a relatively longer time to realize these receivables.

During the three months ended June 30, 2011, investing activities from continuing operations provided $20 thousand of cash as compared to $66 thousand provided during the same period in 2010.  The inflow of cash was primarily due to release of restricted cash during the three months mentioned above.

Financing cash flows from continuing operations generally consist of transactions related to our debt and equity structure. However, there have not been transactions that are to be classified as cash flows from financing activities in the three months ended June 30, 2011.

To date, much of cash flow has come from raising additional capital. Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India. We may seek to secure additional capital or debt financing to fund further growth of our business or the repayment of existing debt, in the near term. Due to the risk factors referred to elsewhere in this report and described in detail in our Annual Report on Form 10-K for the year ended March 31, 2011, there can be no assurance that we will be successful in raising such additional capital on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any equity or debt financing that we may obtain in the future may be unfavorable to us and to our current stockholders.

Purchasers of our common stock in our At-The-Market offering after July 14, 2010 and the purchasers of our common stock and warrants in our December 2010 offering may have rescission rights with respect to such purchases. To the extent that such purchasers elect to exercise such rights and are ultimately successful in doing so, it would reduce the cash available for our operations.

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

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Indian government and U.S. securities regulators.  Those obligations relate, among other things, to the Company’s financial reporting, trading activities, capital requirements and the supervision of its employees.   For example, we file our financial statements in three countries under three different Generally Accepted Accounting Standards (GAAP).  Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance. We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have a negative impact on our future earnings.

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

Exchange Rate Sensitivity

Our Indian subsidiaries conduct all business in Indian rupees with the exception of foreign equipment that is purchased from the U.S. or Europe.  Exchange rates have an insignificant impact on our financial results.  However, as we convert from Indian rupees to U.S. dollars and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings.  Essentially, a stronger U.S. dollars decreases our reported earnings and a weakening U.S. dollars increases our reported earnings.

In the analysis below, we have compared the reported revenue and expense numbers for the three months ended June 30, 2011 with the three months ended June 30, 3010 based on the average exchange rate used for the three months ended June 30, 2010 to highlight the impact of exchange rate changes on IGC’s Indian rupee derived revenues and expenses.

	Three months ended June 30,
	2011 (current exchange rate)	2011 (previous year exchange rate)	Change	Percentage
Revenues	1,060,247	1,034,251	25,996	2.51%
Total expenses before taxes	(1,128,582)	(1,100,911)	(27,671)	2.51%
	(68,335)	(66,660)	(1,675)

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended June 30, 2010	INR 45.68 per USD	INR 46.41 per USD
Year ended March 31, 2011	INR 44.75 per USD	INR 44.54 per USD
Three months ended June 30, 2011	INR 44.56 per USD	INR 44.59 per USD

Item 4.  Controls and Procedures

Disclosure controls and procedures are processes and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2011, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

On January 19, 2011, the SEC notified the Company of a material weakness with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010 because it did not comply with Rule 2-02 under Regulation S-X for audited financial statements, as a result of a qualification in the auditor’s report with respect to the deconsolidation of Sricon.  Such report has been filed without such qualification in Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010.  After a review of the circumstances, the Chief Executive Officer and Principal Accounting Officer are now unable to conclude that the Company’s disclosure controls and procedures were effective as of June 30, 2011.  The Company’s disclosure controls and procedures failed to identify and address the issue noted by the SEC regarding the audit report.

Further, as previously reported in the Company’s Current Report on Form 8-K filed on June 15, 2011, the Board of Directors of the Company, based on the recommendation of the Audit Committee and in consultation with the independent accountants, concluded that the Company’s previously issued financial statements for the fiscal years ended March 31, 2010 and the fiscal quarter of December 2009 should be restated to correct certain identified errors. Accordingly, the Company has restated its previously issued financial statements for the fiscal years ended March 31, 2010 and the fiscal quarter of December 2009.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  However, the Company has taken steps to rectify the material weaknesses with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010.  The Company’s management has heightened its diligence in addressing the Company’s disclosure controls and, throughout the period subsequent to the identification of such material weakness, management has added and is in the process of adding additional measures to improve and evaluate the effectiveness of its controls over financial reporting.  These measures include the completion of checklists by the Company, its securities counsel and its independent auditors with respect to the accounting and reporting standards, engaging external experts of U.S. GAAP to assist in the preparation and review of financial statements, and getting a subscription to an online knowledge base to provide the latest updates on U.S. GAAP and other accounting and disclosure matters.  The Company also intends to provide U.S. GAAP and reporting training for our India-based internal accounting staff.  Currently, we continue to rely on manual steps for the consolidation of our financial statements and expect to address the systems aspects in the future as part of our continued effort to eliminate errors and significantly remediate deficiencies in our internal controls over financial reporting.   The Company intends to hire or engage as consultants additional accounting personnel with requisite experience with SEC accounting requirements to assist in the Company’s disclosure process.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2011, one of our subsidiaries, IGC-M, initiated legal proceedings against the Sricon management requesting the Company Law Board in India to stay any transactions, such as purchase, sale or a further creation of charge on Sricon’s fixed properties including land and plant and machinery, citing mismanagement of company affairs by the present management. IGC-M has also sued for recovery of the investment in Sricon and suitable compensation thereon.  Subsequently, in January 2011, the Company received a favorable order from the Company Law Board granting the requested stay. The proceedings for the recovery of investment and a suitable compensation are currently pending adjudication at the Company Law Board, Mumbai.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2011 Annual Report.

Item 2.  Unregistered Sales of Equity Securities

During the three-month period ended June 30, 2011, we issued a total of 1,201,662 shares of common stock to Steven M. Oliveira 1998 Charitable Remainder Unitrust as payment of a total of $582,134 as interest and principal for the loan under the promissory note issued to the investor. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public. No underwriting discounts or commissions were paid with respect to such sales. We received no cash proceeds for the issuance of the shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Warrant Certificate (3)*

4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, (ii) Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive income (loss) for the three months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders Equity (Deficit) for the three months ended June 30, 2011, (v) Consolidated Statements of Cash Flow for the three months ended June 30, 2011 and 2010, and (vi)  Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on September 22, 2006.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on February 14, 2006.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124942), as amended and filed on May 13, 2005.

*	Filed as an exhibit hereto.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 18, 2011	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 18, 2011	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer