Form 10-K/A
period 2011-03-31
India Globalization Capital, Inc.
filed 2011-11-03
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 2

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

Explanatory Note to Amendment No. 2

This Amendment No. 2 to the Annual Report on Form 10-K/A ("Form 10-K/A") amends our Annual Report on Form 10-K for the year ended March 31, 2011, which was filed with the Securities and Exchange Commission ("SEC") on July 14, 2011, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A, which was filed with the SEC on July 27, 2011 ("Form 10-K").
This Form 10-K/A is being filed to supplement the following sections of the Form 10-K for the purpose of providing additional disclosure in response to comments received from the Staff of the SEC in connection with a review of our Form 10-K:

Part I – Item 1A. Risk Factors

We included a new risk factor regarding the lack of availability of timely and sufficient financial information on Sricon India Private Limited (“Sricon”), a company in which we own a 22% stake.

Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative expenses: we revised our disclosure to indicate how a $1.52 million bad debt write-off that was considered to be irrecoverable arose, and the facts and circumstances that resulted in our determination that such amounts are irrecoverable.

Impairment loss – goodwill: we revised our disclosure to delete a reference to the market potential for the infrastructure business in India.

Liquidity and capital resources: we revised our disclosure to discuss the impact on liquidity if either (1) the NHAI or Cochin Airport receivables were classified as long term assets or (2) the receivables were not collected in the 2012 fiscal year.

Part II - Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets: we amended the financial statements to present non-controlling interest as part of the stockholders’ equity on the balance sheets, such that the total on the balance sheet is the same as the statement of stockholders’ equity.  It was previously presented as a separate line item after stockholders’ equity.  We also added a line to show the equity of the parent company. These changes do not change the aggregate of total liabilities and stockholders’ equity.

Consolidated Statements of Operations: we removed the subtotal revenue less cost of revenues (excluding depreciation) for all periods presented and included impairment loss - goodwill as a component of operating income (loss).

Note 11 - Goodwill: we expanded our disclosure to present the facts and circumstances that led to the impairment of our goodwill.

Note 20 - Income Taxes: we restated our rate reconciliation as of March 31, 2010 so that the effective tax rate in our financial statements is in line with the effective tax rate computed in our statement of operations.

Note 25 – Impairment: we expanded our disclosures to: (a) describe the nature of the available information about Sricon that we used when recording an impairment of $2.2 million related to our investment in Sricon, (b) to include a detailed explanation of the methodology as well as an explanation of the information available to us at the time the impairment tests were carried out, (c) to identify the Sricon financial information we relied on, and (d) to disclose the methodology used to determine the recoverability of our receivable and investment in Sricon.

Note 27 – Certain Aged Receivables: we added a new Note 27 to the financial statements explaining why the accounts receivable due from the National Highway Authority of India (“NHAI”) and the Cochin International Airport are booked as current as of March 31, 2011 and 2010. We also added a discussion of the arbitration process and specified when the receivables were first booked.

Note 28 - Re-Classifications to Consolidated Balance Sheets and Consolidated Statements of Operations: we added a new Note 28 to address the re-classifications made to the Consolidated Balance Sheets and Consolidated Statement of Operations, changes that do not affect the total assets and liabilities or net income/loss attributable to common stock holders, respectively.

Effects of Restatement

The restated items are re-classifications that do not impact the Company’s operations.

Except as stated herein, this Form 10-K/A does not change our previously reported financial statements or the other financial disclosures contained in the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K.

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

Substantial portions of our assets are invested in Sricon. We currently do not have sufficient financial information about Sricon and the lack of such financial statements may impact our ability to accurately value our investment in Sricon.

We own 22% of the outstanding stock of Sricon Infrastructure Private Limited (“Sricon”). Despite our efforts to obtain current audited financial statements and other information from Sricon, they have refused to voluntarily supply such information. We have initiated legal actions, petitioning the Company Law Board (“CLB”) in India to compel Sricon to supply the relevant information for the financial years ended March 31, 2011 and 2010. While we expect the CLB to ultimately grant us relief and while we have been able to obtain some information, including Sricon’s unaudited balance sheet as of December 31, 2009, contract claims Sricon is pursuing in the courts and independent valuations of Sricon’s real estate plant and machinery, all of which we have used in testing the impairment of the our receivable and investment in Sricon, the absence of other current financial information makes it difficult to accurately assess the value of our investment in Sricon. Further, we did not have the audited financial statements of Sricon for the year ended March 31, 2010 when we prepared our financial statements for that period.

In order to protect our investment in Sricon the Company has taken the following additional steps. In November 2010 the Company petitioned the high Court of Nagpur, India, for relief on its receivable and informed the court that it had a claim on Sricon’s assets. In January 2011 the Company received an order from the Company Law Board in India, a quasi-court that has jurisdiction over Indian companies, freezing all assets and stopping Sricon from incurring additional liability. The CLB also ordered Sricon to allow the Company to inspect its books. The January order notwithstanding, we further petitioned the CLB to compel Sricon to provide financial information and grant access to review and inspect the book of records, including financials, bank data, board meetings, property, plant and equipment register, and other relevant information as required. Pursuant to the CLB order, the Company has visited Sricon to conduct inspections in January 2011, February 2011, April 2011 and June 2011. While we have been able to obtain some information, we are not able to monitor Sricon on a day-to-day basis nor do we yet have complete financial information for Sricon. This makes it difficult to accurately monitor the value of our investment in Sricon. As of March 31, 2011 we carry the Sricon investment on our books at $6.4 million and this value may be reduced in the future.

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

(iii) Tax rate reconciliation: Our tax rate reconciliation as of March 31, 2010 is restated so that the effective tax rate in our financial statements is in line with the effective tax rate computed in our statement of operations.

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

Results of Operations

Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2011 and 2010:

	Year ended March 31,
	2011 (as restated)	2010 (as restated)	Change	Percentage
Revenues	$4,073,919	$17,897,826	$(13,823,907)	-77.24%
Cost of revenues	(3,914,655)	(15,671,840)	11,757,185	-75.02%
Selling, General and Administrative expenses	(7,283,089)	(5,614,673)	(1,668,416)	29.72%
Depreciation	(785,066)	(603,153)	(181,913)	30.16%
Impairment loss – goodwill	(5,792,849)	-	(5,792,849)	100.00%
Impairment loss – investment	(2,184,599)	-	(2,184,599)	100.00%
Operating income (loss)	(15,886,339)	(3,991,840)	(11,894,499)	297.97%
Interest and other financial expenses	(1,587,237)	(1,577,902)	(9,335)	0.59%
Interest Income	262,826	210,097	52,729	25.10%
Other Income	301,182	281,782	19,400	6.88%
Loss on dilution of stake in Sricon	-	(2,856,088)	2,856,088	-100.00%
Equity in earnings of affiliates	-	16,446	(16,446)	-100.00%
Income before income taxes and minority interest	(16,909,568)	(7,917,505)	(8,992,063)	113.57%
Income taxes benefit/(expense)	(4,100,225)	3,109,704	7,209,929	231.85%
Income after income taxes	$(21,009,793)	$(4,807,801)	$(16,201,992)	336.99%

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

Out of the total write off for the year ended March 31, 2011 amounting to $1.52 million, $1.26 million relates to the sale of ore. The receivable arose when we shipped ore to a Chinese company.  With almost no warning the Chinese government banned the import of ore below 60% Fe content, except by a few licensed ore dealers.  Our dealer was not one of them.  Given the sudden unanticipated change in the rules, we were forced to sell the ore to another dealer. The new dealer took possession of the iron ore and the receivable was supposed to be collected within 90 days.  After several months of discussion with the dealer failed to resolve the issue, we decided to write off the amount. The remaining write-off amounting to $0.26 million relates to sales in the normal course of business arising from the sale of rock aggregate and iron ore.
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

We have financed our operations primarily from sales of shares of common stock. We raised about $ 3.9 Million capital during the year through sale of our common stock. We raised such capital in the current year primarily for the purpose of funding our working capital requirements and day to day operations.  Our operations did not generate sufficient cash during the current fiscal year due to a significant loss in revenues from our iron ore and mining business amounting to $7.84 million, primarily because of the ban on export of low grade iron ore to China and closure of ports and mines in Karnataka (India). Income loss on this count is majorly the reason for the net cash used in operating activities as although the though a significant part of the costs associated with revenue also decreased in line with revenue, we had some fixed costs which did not reduce proportionately leading to a decline in our operating profits .   A part of the aforementioned capital raised was also used to repay a portion of the outstanding note to Bricoleur (approximately $ 200,000) and short term borrowings (approximately $ 229,000).   During the year ended March 31, 2011, net cash used for investing activities is not material.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India.  As of March 31, 2011, we have about $1.9 million in restricted cash. $1.6 million of this amount is a cash deposit that we made as a performance guarantee for a large road-building contract. However, this contract has been curtailed and we are seeking the release of this restricted cash. This has not been referred to arbitration but is being negotiated between the client and TBL.  We are hopeful in resolving this issue in the financial year ending March 31, 2012.  However, there can be no guarantee that we will be successful in winning the release of some or all of the restricted cash. In addition, we have about $2.37 million in receivables from claims. Although these claims were awarded in arbitration and the amounts are contractually due to us, we have not yet received payment from the clients. The amounts have been due for over one year.  In the event we were to classify these receivables as long term, or we fail to collect the amounts, or we fail to win the release of all or some of the restricted cash in the financial year ending March 31, 2012, we will have a working capital deficit and may be required to raise additional capital through debt or equity financing. There can be no assurance that we would be able to do so. We believe that our current cash balances, anticipated operating cash flow, and potential release of restricted cash or the collection of the claim receivable are adequate to sustain the Company, but not to fuel rapid growth commensurate with the opportunities before us.   We have and continue to take measures to constrain growth until we have visibility into increased liquidity.  As of now our bank lines in India have been reduced to amounts borrowed and outstanding.  We continue to explore funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, convertible debentures, and debt. However, there can be no assurance that we will be able to access additional credit facilities.  Our strategy is to develop businesses that have a very short receivable cycle like the export of ore to China and the sale of rock aggregate and to aggressively collect our outstanding receivables, claims and seek a resolution to the release of restricted cash.
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

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income , cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Date: 13th July, 2011, except for Notes 11 (Goodwill), 20 (Income Taxes), 25 (Impairment), 27 (Certain Aged Receivables), and 28 (Re-classifications in the Consolidated Balance Sheets and Consolidated Statements of Operations), to which the date is October 31, 2011.

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2011 (as restated)	2010 (as restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,583,284	$842,923
Accounts receivable, net of allowances	3,312,051	4,783,327
Inventories	133,539	162,418
Advance taxes	41,452	119,834
Deferred income taxes	-	25,345
Dues from related parties	-	3,114,572
Prepaid expenses and other current assets	1,474,838	2,054,462
Total current assets	$6,545,164	$11,102,881
Property, plant and equipment, net	1,231,761	1,748,436
Investments in affiliates	6,428,800	8,443,181
Investments-others	877,863	810,890
Deferred income taxes	-	4,075,461
Goodwill	410,454	6,146,720
Restricted cash	1,919,404	2,169,939
Other non-current assets	748,623	872,184
Total assets	$18,162,069	$35,369,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings and current portion of long term debt	$901,343	$1,389,041
Trade payables	1,311,963	1,839,405
Accrued expenses	349,149	461,259
Notes payable	3,920,000	4,120,000
Dues to related parties	-	149,087
Other current liabilities	94,892	149,942
Total current liabilities	$6,577,347	$8,108,734
Other non-current liabilities	1,209,479	1,107,498
Total liabilities	$7,786,826	$9,216,232

Shares potentially subject to rescission rights (4,868,590 shares issued and outstanding)	3,082,384	-

Stockholders' equity:
Common stock — $0001 par value; 75,000,000 shares authorized; 14,890,181 issued and outstanding at March 31, 2011 and 12,989,207 issued and outstanding at March 31, 2010	$1,490	$1,300
Additional paid-in capital	38,860,319	36,805,724
Accumulated other comprehensive income	(2,502,596)	(2,578,405)
Retained earnings (Deficit)	(29,692,907)	(9,452,000)
Total equity attributable to the parent	$6,666,306	$24,776,419
Non-controlling interest	$626,553	$1,376,841
Total stockholders’ equity	$7,292,859	$26,153,460
Total liabilities and stockholders' equity	$18,162,069	$35,369,692

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2011 (as restated)	2010 (as restated)

Revenues	$4,073,919	$17,897,826
Cost of revenues	(3,914,655)	(15,671,840)
Selling, General and Administrative expenses	(7,283,089)	(5,614,673)
Depreciation	(785,066)	(603,153)
Impairment loss – goodwill	(5,792,849)	-
Impairment loss – investments	(2,184,599)	-
Operating income (loss)	(7,908,891)	(3,991,840)
Interest expense	(1,395,433)	(1,221,466)
Amortization of debt discount/Loss on extinguishment of debt	(191,804)	(356,436)
Interest Income	262,826	210,097
Other Income	301,182	281,782
Loss on dilution of stake in Sricon	-	(2,856,088)
Equity in earnings of affiliates	-	16,446
Income before income taxes and minority interest attributable to non-controlling interest	$(16,909,568)	$(7,917,505)
Income taxes benefit/ (expense)	(4,100,385)	3,109,704
Net income	$(21,009,953)	$(4,807,801)
Non-controlling interests in earnings of subsidiaries	769,046	18,490
Net income / (loss) attributable to common stockholders	$(20,240,907)	$(4,789,311)
Earnings per share attributable to common stockholders:
Basic	$(1.34)	$(0.42)
Diluted	$(1.34)	$(0.42)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	15,108,920	11,537,857
Diluted	15,108,920	11,537,857

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31, 2011			Year ended March 31, 2010 (As restated)
Particulars	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total
Net income / (loss)	$(20,240,907)	(769,046)	(21,009,953)	(4,789,311)	(18,490)	(4,807,801)
Foreign currency translation adjustments	75,809	18,758	94,567	3,499,767	(2,230,182)	1,269,585
Deconsolidation of Sricon	$-	-	-	(1,148,591)	-	(1,148,591)
Comprehensive income (loss)	(20,165,098)	(750,288)	(20,915,385)	(2,438,135)	(2,248,672)	(4,686, 807)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Additional paid in capital	Accumulated income/(deficit)	Other comprehensive income	Non-controlling interest	Total
Balance at March 31, 2009	10,091,171	$1,009	$33,186,530	$(4,662,689)	$(4,929,581)	$14,262,606	$37,857,875
Stock Option for 1,413,000 grants	-	-	90,996	-	-	-	90,996
Issue of 78,820 common stock to officers and directors	78,820	8	39,402	-	-	-	39,410
Issuance of Common Stock to Red Chip Companies	15,000	2	13,198	-	-	-	13,200
Issuance of 1,599,000 common stock to institutional investors	1,599,000	160	1,638,690	-	-	-	1,638,850
Issue of 530,000 common stock to Bricoleur Capital	530,000	53	712,822	-	-	-	712,875
Issue of 530,000 common stock to Oliveira	530,000	53	586,732	-	-	-	586,785
Interest exp. towards of 530000 shares towards Bricoleur Capital loan	-	-	197,412	-	-	-	197,412
Interest exp. towards of 530000 shares towards Oliveira loan	-	-	162,408	-	-	-	162,408
Issue of 145,216 common stock under ATM agency agreement	145,216	15	179,874	-	-	(10,484)	169,405
Dividend Option	-	-	(2,340)	-	-	-	(2,340)
Loss on Translation	-	-	-	-	3,499,767	(2,219,698)	1,280,069
Impact of de-consolidation of Sricon	-	-	-	-	(1,148,591)	-	(1,148,591)
Elimination of non-controlling interest pertaining to Sricon	-	-	-	-	-	(10,637,093)	(10,637,093)
Net income for non-controlling interest	-	-	-	-	-	(18,490)	(18,490)
Net income / (loss)	-	-	-	(4,789,311)	-	-	(4,789,311)
Balance at March 31, 2010	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460
Issue of equity shares	1,900,974	190	1,761,452	-		-	1,761,642
Interest expense	-	-	359,820	-		-	359,820
Dividend Option Reversed	-	-	2,340	-		-	2,340
Loss for the quarter	-	-	-	(20,240,907)	-	-	(20,240,907)
Net Income for non-controlling interest	-	-	-	-	-	(769,046)	(769,046)
Loss on Translation	-	-	-	-	75,809	18,758	94,567
Road show expense incurred towards raising capital-issue of shares	-	-	(69,017)	-	-	-	(69,017)
Balance at March 31, 2011	14,890,181	1,490	38,860,319	(29,692,907)	(2,502,596)	626,553	7,292,859

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

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2010 (as originally filed)	Adjustments	2010 (as restated)
Cash flows from operating activities:
Net income (loss)	$(4,807,801)	-	$(4,807,801)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	130,399	-	130,399
Deferred taxes	(3,283,423)	28,637	(3,254,786)
Depreciation	385,803	217,350	603,153
Profits relating to de-consolidated subsidiary	(34,744)	-	(34,744)
Loss / (gain) on sale of property, plant and equipment	(3,715)	-	(3,715)
Amortization of debt discount	356,437	-	356,437
Interest expense (including non-cash)	842,494	287,883	1,130,377
Loss on extinguishment of debt	586,785	-	586,785
Loss on dilution of stake in Sricon	2,856,088	-	2,856,088
Deferred acquisition cost written off	1,854,750	-	1,854,750
Equity in earnings of affiliates	(16,446)	-	(16,446)
Changes in:		-
Accounts receivable	(4,522,214)	1,465,666	(3,056,548)
Inventories	1,757,399	17,702	1,775,101
Prepaid expenses and other current assets	(556,303)	248,765	(307,538)
Trade payables	1,508,359	(4,020)	1,504,339
Other current liabilities	89,396	(1,102,799)	(1,013,403)
Other non-current liabilities	(350,540)	(111,169)	(461,709)
Non-current assets	251,815	(20,244)	231,571
Net cash used in operating activities	$(2,955,461)	$1,027,771	$(1,927,690)

Cash flow from investing activities:
Purchase of property and equipment	$(1,198,880)	$(65,365)	$(1,264,245)
Proceeds from sale of property and equipment	463,825	-	463,825
Investment in non-current investments (joint ventures etc.)	(698,174)	-	(698,174)
Restricted cash	(567,012)	(15,069)	(582,081)
Net cash movement relating to de-consolidation of subsidiary	-	(102,045)	(102,045)
Net cash provided/(used) in investing activities	$(2,000,241)	$(182,479)	$(2,182,720)

Cash flows from financing activities:
Net movement in other short-term borrowings	$347,185	$(285,600)	$61,585
Proceeds / (repayment) from long-term borrowings	-	(687,956)	(687,956)
Issuance of equity shares	1,833,780	-	1,833,780
Proceeds from notes payable	2,000,000	-	2,000,000
Interest paid	-	(287,883)	(287,883)
Net cash provided/(used) by financing activities	$4,180,965	$(1,261,439)	$2,919,526
Effects of exchange rate changes on cash and cash equivalents	(234,966)	139,408	(95,558)
Net increase/(decrease) in cash and cash equivalents	(1,009,703)	(276,739)	(1,286,442)
Cash and cash equivalent at the beginning of the period	1,852,626	276,739	2,129,365
Cash and cash equivalent at the end of the period	$842,924	-	$842,923

Tax rate reconciliation

	2010 (as originally filed)	Adjustments	2010 (as restated)
Statutory Federal income tax rate	34.0%	-	34.0%
State tax benefit net of federal tax	5.4%	(10.8%)	-5.4%
Loss on dilution of Sricon	43.6%	(55.9%)	-12.3%
Capitalized interest costs	-	(5.2%)	-5.2%
Tax benefits from US taxes	-	(48.9%)	-48.9%
Amortization of debt discount	-	(1.5%)	-1.5%
Effective income tax rate	83.0%	(122.3%)	-39.3%

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

During the year ended March 31, 2011, the Company conducted an impairment analysis regarding the goodwill in its consolidated financial statements. The goodwill balance of $6,146,720 at the beginning of 2011 was allocated to our subsidiary Techni Bharathi Limited (‘TBL’). The Company assessed the recoverable value of TBL and concluded that it was lower than $6.2 million. Therefore the goodwill balance allocated to TBL was impaired by $ 5,792,849. The methodology used in the impairment test is described below.

TBL, a small road building company, is engaged in highway and heavy construction activities. TBL has constructed highways, rural roads, tunnels, dams, airport runways, and housing complexes, mostly in southern states. TBL, because of its successful execution of contracts, is pre-qualified by the National Highway Authority of India (NHAI) and other agencies.  We own 77% of TBL.

TBL’s share of the overall Indian construction market is very small. However, TBL’s prequalification and prior track record provides a way to grow the company in highway and heavy construction. Currently, TBL is engaged in the recovery of construction delay claims that it is pursuing against NHAI and the Cochin International Airport in the aggregate amount of $2.3 million.  TBL has received binding judgments in arbitration against and is in the process of collecting those judgments, which can typically take two to three years.

For the year ended March 31, 2011, TBL was not able to meet its cash flow projections, because it has not been able to win any new significant contracts. As a result, TBL does not have a sufficient pipeline that would enable it to project cash flows. Therefore, the impairment test for TBL is based on the recoverable values of its assets less the expected settlement of its liabilities.

For the purpose of the impairment test, we considered all the assets and liabilities of TBL. With respect to all the monetary assets and liabilities, the carrying values of the assets and the liabilities are considered to approximate the fair value of TBL since these are the expected recovery values and the expected values for settling liabilities. With respect to non-monetary assets such as fixed assets, we estimated the recoverable values based on a valuation certificate obtained from an approved independent appraiser. Further, the recoverability of claims is based on actual awards received in arbitration.

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

	As of March 31,
	2011	2010
Change in the benefit obligation
Projected Benefit Obligation (PBO) at the beginning of the year	(22,383)	-
Service cost	(1,510)	22,383
Interest cost	(1,967)	-
Benefits paid	3,578	-
Actuarial loss/(gain)	(6,498)	-
PBO at the end of the year	(28,780)	(22,383)
	-	-
Funded status	$(28,780)	$(22,383)

Net gratuity cost for the years ended March 31, 2011 and 2010 included:

	Year ended March 31,
	2011	2010
Service cost	1,510	22,383
Interest cost	1,967	-
Actuarial loss/(gain)	6,498
Net gratuity cost	$9,975	$22,383

 The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31,
	2011	2010
Discount rate	9.10%	8.65%
Rate of increase in compensation levels	8.00%	8.00%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31,
	2011	2010
Expected contribution during the year ending Year 1	$2,739	$3,582
Expected benefit payments for the years ending March 31:
Year 2	1,302	1,023
Year 3	1,347	1,046
Year 4	1,819	1,468
Year 5	9,048	8,164
Thereafter	15,806	13,135

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

NOTE 20 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2011		2010

Current:
Federal	$		$0
Foreign		(100,226)	92,310
State			0
Net Current		(100,226)	92,310

Deferred:
Federal		4,242,001	(2,947,845)
Foreign		(422,823)	113,464
State		381,433	(367,633)
Net Deferred		4,200,611	(3,202,014)
Total tax provision		$4,100,385	$(3,109,704)

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

The total tax provision for income taxes for year ended March 31, 2011 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:
	March 31,
	2011	2010
Statutory Federal income tax rate	34.0%	34.0%
State tax benefit net of federal tax	1.5%	-5.4%
Change in valuation allowance	8.2%	-
Loss on extinguishment of debt	-0.4%	-
Loss on dilution of Sricon	-	-12.3%
Impairment loss on goodwill	-11.9%	-
Impairment loss on investments	-4.4%	-
Capitalized interest costs	-2.8%	-5.2%
Tax benefits from US taxes	-	-48.9%
Amortization of debt discount	-	-1.5%
Effective income tax rate	24.2%	-39.3%

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2011	2010
Current deferred tax liabilities (assets):
Vacation Pay	$0	$(25,345)
Valuation allowance		-
Net current deferred tax liabilities (assets)	0	(25,345)

Noncurrent deferred tax assets (liabilities):
Startup Costs	921,378	(921,378)
Deferred Acquisition Costs	731,606	(731,606)
Property, plant and equipment		(121,242)
Foreign Tax Credits	544,207	(544,207)
Net Operating Losses	2,003,420	(1,999,512)
Valuation allowance	(4,200,611)	-
Non-Current net deferred tax assets	$0	$(4,075,461)

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

NOTE 25 – IMPAIRMENT

Effective October 1, 2009, the Company reduced its investment in Sricon from 63% to 22%. For the financial year ended March 31, 2010 the Company conducted an impairment test on the 22% investment in Sricon using the discounted cash flow methodology. The Company had access to the unaudited balance sheet of Sricon as of December 31, 2009, but did not have audited financial statements of Sricon for the year ended March 31, 2010. The Company used information from the unaudited December 31, 2009 balance sheet, recoverable values of property, plant and equipment not used in the operations of the Company based on independent third party valuations and Sricon’s history of winning and renewing contracts in determining the discounted cash flow. Based on the impairment test applied at the end of March 31, 2010, the Company concluded that the recoverable value of its investment in Sricon exceeded the total of the value of its receivable in Sricon and its investment in Sricon. Therefore no impairment was provided with respect to the receivable and investment in Sricon.

In January 2011, the Company Law Board in India (CLB), a body that has jurisdiction over companies in India, granted the Company’s petition to stay any transactions, such as purchases, sales or a further creation of liability on Sricon’s fixed properties including land and plant and machinery. Further, based on CLB orders representatives of the Company visited Sricon for an inspection in January 2011, February 2011, April 2011 and June 2011.

Based on the CLB order freezing the sale of assets and creation of liability and allowing inspections by the Company, the Company believes that it has sufficient information on the existing assets and liabilities in Sricon to perform an impairment test. Further, as Sricon can no longer alienate the assets or create further liabilities, the Company believes that this forms an appropriate basis for the assessment of the recoverable value of the investment. The nature of information available to the Company includes assets (plant, machinery, land, building,) and significant liabilities.

For the year ended March 31, 2011 the Company again conducted an impairment test on its 22% investment in Sricon. However, the methodology for assessing the value of our investment and the recoverability of our receivable in Sricon, for the financial year ended March 31, 2011 was based on an assessment of recoverable values of property, plant and equipment as certified by independent government approved appraisers and not on a discounted cash flow methodology. The Company currently does not have sufficient financial information on Sricon and the lack of such financial statements may impact our ability to accurately value the investment. The methodology used in determining the fair value of assets included the current market value of real estate owned by Sricon, the recoverable value for equipment and an estimate for the timing of collection on awarded arbitration claims discounted to its present value using a discount rate of 12%. Based on this, the Company concluded that as of March 31, 2011 a liquidation of Sricon including a sale of assets and settlement of liabilities would result in the Company’s ability to recover $6.4 million. The Company therefore impaired 100% of its $3.1 million receivable in Sricon, and impaired $2.2 million of its investment. The carrying value of the investment in Sricon for the year ended March 31, 2011 is $6.4 million, which is equal to the recoverable assessed value.

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

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended December 31,
	2009 (as originally filed)	Adjustments	2009 (as restated)
Cash flows from operating activities:
Net income (loss)	$(7,219,109)	-	$(7,219,109)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	(68,699)	28,637	(40,062)
Depreciation	519,812	-	519,812
Amortization of debt discount	178,219	-	178,219
Interest expense (including non-cash)	375,758	767,068	1,142,826
Loss on extinguishment of debt	586,785	-	586,785
Loss on dilution of stake in Sricon	3,205,616	-	3,205,616
Deferred acquisition cost written off	1,854,750	-	1,854,750
Equity in earnings of affiliates	(16,446)	-	(16,446)
Changes in:		-
Accounts receivable	(5,364,846)	1,465,666	(3,899,180)
Inventories	(389,904)	17,702	(372,202)
Prepaid expenses and other current assets	(168,549)	248,765	80,216
Trade payables	3,621,690	(4,020)	3,617,670
Other current liabilities	96,813	(1,102,799)	(1,005,986)
Other non-current liabilities	(49,901)	(111,169)	(161,070)
Non-current assets	74,242	(20,244)	53,998
Net cash used in operating activities	$(2,763,769)	1,289,606	$(1,474,163)

Cash flow from investing activities:
Purchase of property and equipment	(123,450)	(65,365)	(188,815)
Investment in non-current investments (joint ventures etc.)	(600,024)	-	(600,024)
Restricted cash	(261,232)	(15,069)	(276,301)
Net cash movement relating to de-consolidation of subsidiary	-	(102,045)	(102,045)
Net cash provided/(used) in investing activities	$(984,706)	(182,479)	$(1,167,185)

Cash flows from financing activities:
Proceeds from/ (repayment of) in other short-term borrowings	148,091	(687,956)	(539,865)
Proceeds from/ (repayment of) from long-term borrowings	(141,873)	(285,600)	(427,473)
Issuance of equity shares	1,777,939	-	1,777,939
Proceeds from notes payable	2,000,000	-	2,000,000
Interest paid	(72,710)	(287,883)	(360,593)
Net cash provided/(used) by financing activities	$3,711,447	(1,261,439)	$2,450,008
Effects of exchange rate changes on cash and cash equivalents	(12,632)	154,312	141,680
Net increase/(decrease) in cash and cash equivalents	(49,390)	-	(49,660)
Cash and cash equivalent at the beginning of the period	2,129,365	-	2,129,635
Cash and cash equivalent at the end of the period	$2,079,705	-	$2,079,705

NOTE 27 – CERTAIN AGED RECEIVABLES

The accounts receivable as of March 31, 2011 and March 31, 2010 include certain aged receivables in the amount of $2.37 million and $2.30 million respectively.  These receivables are due from the National Highway Authority of India (NHAI) and the Cochin International Airport.  The Government of India owns NHAI and the Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2011.  These receivables have been classified as current for the following reasons:

Our subsidiary in India, TBL, worked on the building of an airport runway at the Cochin International Airport and a road and associated bridges on a highway for the NHAI. During the execution of these projects the clients of the Company requested several changes to the engineering drawings.  The claims of the Company against each of the clients involve reimbursement of expenses associated with the change orders and variances as well as compensation for delays caused by the client.  The delay part of the claim involves equipment that is idle on the job, including interest or lease charges for the equipment while it is idle, and workers that are idle, among others.  The expense reimbursement involves cost of new material including any escalation in the cost of materials, usage of equipment, personnel and other charges that were incurred as a result of the delays caused by the change orders.  These invoices were disputed by the clients and referred to arbitration. The process of arbitration involves each party choosing an arbitrator and the arbitrators appointing a third chief arbitrator. Each party then presents its case over several months and the arbitrator makes an award.

The receivables occurred and became due when TBL won two separate arbitration awards against each of these organizations. The arbitration awards were first reported on our Form 10-K for the fiscal year ended March 31, 2010 and reflected in our March 31, 2010 financial statements filed as part of the Form 10-K. The arbitration awards stipulate that interest be accrued for the period of non-payment.  However, the receivables do not have an interest component as we will try and use the accrued interest as negotiating leverage for an earlier payment.  Although the receivables are contractually due, and hence its classification as current, it may take the Company  anywhere from the next 30 days to two years to actually realize the funds, depending on how long these organizations want to delay paying.  The Company continues to carry the full value of the receivables, without interest and without any impairment, because the Company believes that there is minimal risk that these organizations will become insolvent and unable to make payment.

NOTE 28 - RE-CLASSIFICATIONS to CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENTS OF OPERATIONS

Subsequent to the filing of the Form 10-K for the fiscal year ended March 31, 2011, the Company has re-classified the following figures, in both 2011 and 2010, to conform to the standards required by the SEC:

1.	Reclassified the non-controlling interest on the face of the consolidated balance sheet and included the same as a part of the total stockholders’ equity.

2.	Added a line on the stockholders’ equity to provide the total equity related to the Parent company or IGC.

3.	The impairment losses on goodwill and investments have been included as a part of the operating income/(loss) in the consolidated statements of income.

4.	Removed the sub-total titled ‘Revenue less cost of revenue (excluding depreciation)’ in the consolidated statements of income.

There are no changes in the Consolidated Statement of Operations with respect to net income/loss attributable to common stock holders and in the case of the Consolidated Balance Sheets, the total liabilities and stockholders’ equity, remains the same.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 2, 2011	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2011	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 2, 2011	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director

Date: November 2, 2011	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: November 2, 2011	By:	/s/ Ram Mukunda,
Ram Mukunda
Director

Date: November 2, 2011	By:	/s/ Richard Prins
Richard Prins
Director