Form 10-Q
period 2011-09-30
India Globalization Capital, Inc.
filed 2011-11-18
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of November 14, 2011
Common Stock, $.0001 Par Value	20,960,433

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – Financial Information

Item 1.  Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

All amounts in USD except share data

	As of
	Sept 30, 2011	March 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$766,829	$1,583,284
Accounts receivable, net of allowances	2,381,247	3,312,051
Inventories	103,729	133,539
Advance taxes	41,452	41,452
Prepaid expenses and other current assets	2,486,594	1,474,838
Total current assets	$5,779,851	$6,545,164
Goodwill	334,723	410,454
Property, plant and equipment, net	996,704	1,231,761
Investments in affiliates	6,271,815	6,428,800
Investments-others	859,197	877,863
Restricted cash	1,705,734	1,919,404
Other non-current assets	145,716	748,623
Total assets	$16,093,740	$18,162,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$818,468	$901,343
Trade payables	1,174,104	1,311,963
Accrued expenses	390,344	349,149
Notes payable	3,485,254	3,920,000
Other current liabilities	116,627	94,892
Total current liabilities	$5,984,797	$6,577,347
Other non-current liabilities	730,596	1,209,479
Total liabilities	$6,715,393	$7,786,826

Shares potentially subject to rescission rights (4,868,590 shares issued and outstanding)	3,082,384	3,082,384

Stockholders' equity:
Common stock — $.0001 par value; 75,000,000 shares authorized; 16,091,843 issued and outstanding as of September 30, 2011 and 14,890,181 issued and outstanding as of March 31, 2011	1,610	1,490
Additional paid-in capital	39,677,590	38,860,319
Accumulated other comprehensive income	(2,647,007)	(2,502,596)
Retained earnings (Deficit)	(31,351,362)	(29,692,907)
Total equity attributable to the parent	$5,680,831	$6,666,306
Non-controlling interest	615,132	626,553
Total stockholders' equity	$6,295,963	$7,292,859
Total liabilities and stockholders' equity	$16,093,740	$18,162,069

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

All amounts in USD except share data

	Three months ended September		Six months ended September 30,
	2011	2010	2011	2010

Revenues	$912,121	$1,681,586	$1,972,368	$2,809,997
Cost of revenues (excluding depreciation and amortization)	(903,523)	(1,612,753)	(1,877,832)	(2,596,133)
Selling, general and administrative expenses	(652,375)	(763,713)	(1,385,515)	(1,344,609)
Depreciation	(75,621)	(100,930)	(126,865)	(197,374)
Operating income (loss)	$(719,398)	$(795,810)	$(1,417,844)	$(1,328,119)
Interest expense	(148,965)	(197,611)	(449,733)	(410,709)
Amortization of debt discount	-	(176,526)	-	(356,436)
Interest income	59,085	66,894	126,433	129,781
Other income, net	(14,770)	210,939	9,924	60,472
Income before income taxes and minority interest attributable to non-controlling interest	$(824,048)	$(892,114)	$(1,731,220)	$(1,905,011)
Earnings in Income from Affiliates	25,832	-	62,051	-
Income taxes benefit/ (expense)	-	33,331	-	455,014
Net income/(loss)	$(798,216)	$(858,783)	$(1,669,169)	$(1,449,997)
Non-controlling interests in earnings of subsidiaries	8,963	2,523	10,714	2,563
Net income / (loss) attributable to common stockholders	$(789,253)	$(856,260)	$(1,658,455)	$(1,447,434)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.04)	$(0.06)	$(0.08)	$(0.11)
Diluted	$(0.04)	$(0.06)	$(0.08)	$(0.11)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	20,960,433	13,427,020	20,699,660	13,343,949
Diluted	20,960,433	13,427,020	20,699,660	13,343,949

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
All amounts in USD except share data

	Three months ended September						Six Months ended September
	2011			2010			2011			2010
Particulars	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total
Net income / (loss)	$(789,253)	$(8,963)	$(798,216)	$(856,260)	$(2,523)	$(858,783)	$(1,658,455)	$(10,714)	$(1,669,169)	$(1,447,434)	$(2,563)	$(1,449,997)
Foreign currency translation adjustments	(155,104)	(223)	(155,327)	446,313	55,955	502,268	(144,411)	(707)	(145,118)	95,715	12,170	107,885
Comprehensive income (loss)	$(944,357)	$(9,186)	$(953,543)	$(409,947)	$53,432	$(356,515)	$(1,802,866)	$(11,421)	$(1,814,287)	$(1,351,719)	$9,607	$(1,342,112)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

All amounts in USD except share data

	Common Stock
	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders’ Equity

Balance as of March 31, 2010	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460

Issuance of equity shares	1,900,974	190	1,761,452	-	-		1,761,642
Interest expense	-	-	359,820	-	-		359,820
Dividend Option Reversed	-		2,340	-	-		2,340
Loss for the quarter	-	-	-	(20,240,907)	-		(20,240,907)

Net Income for non-controlling interest	-	-	-	-	-	(769,046)	(769,046)
Loss on Translation	-	-	-	-	75,809	18,758	94,567
Road show expense incurred towards raising capital-issuance of shares	-	-	(69,017)	-	-	-	(69,017)

Balance as of March 31, 2011 (audited)	14,890,181	$1,490	$38,860,319	$(29,692,907)	$(2,502,596)	$626,553	$7,292,859

Issuance of common stock	1,201,662	120	582,004	-	-	-	582,124
Loss on Translation	-	-	-	-	(144,411)	(707)	(145,118)
Stock options issued	-	-	235,267	-	-	-	235,267
Net income for non-controlling interest	-	-	-	-		(10,714)	(10,714)
Net income / (loss)	-	-	-	(1,658,455)	-	-	(1,658,455)
Balance as of September 30, 2011 (unaudited)	16,091,843	$1,610	$39,677,590	$(31,351,362)	$(2,647,007)	$615,132	$6,295,963

The accompanying notes should be read in connection with the financial statements.

    INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
All amounts in USD except share data

	Six months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,669,169)	$(1,449,997)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	235,267	-
Deferred taxes	-	(456,920)
Depreciation	126,865	197,374
Accrued unrealized share in the profit of the joint venture	(62,051)
Non-cash interest expense	418,886
Unrealized exchange differences	-	(43,773)
Changes in:
Accounts receivable	656,451	(1,180,490)
Inventories	18,376	(49,157)
Prepaid expenses and other assets	(656,310)	809,223
Trade payables	(18,058)	1,576,674
Other current liabilities	31,928	(264,627)
Other non – current liabilities	(390,902)	7,469
Non-current assets	565,391	(912,988)
Accrued Expenses	(70,487)	(44,007)
Net cash used in operating activities	$(813,813)	$(1,811,219)

Cash flow from investing activities:
Proceeds from sale of property and equipment	(630)	3,962
Investment in Joint Ventures	-	(174,312)
Restricted cash	38,979	336,756
Net cash provided/(used) by investing activities	$38,349	$166,406

Cash flows from financing activities:
Net movement in other short-term borrowings	-	(398,803)
Due to related parties, net	-	140,320
Issuance of equity shares	-	1,444,152
Net cash provided/(used) by financing activities	$-	$1,185,669
Effects of exchange rate changes on cash and cash equivalents	(40,991)	4,399
Net increase/(decrease) in cash and cash equivalents	(816,455)	(454,745)
Cash and cash equivalent at the beginning of the period	1,583,284	842,923
Cash and cash equivalent at the end of the period	$766,829	$388,178

Supplementary information:

Cash paid for interest	Nil	$45,189
Cash paid for taxes	Nil	$6,478

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – OVERVIEW

a)  Description of the Company

India Globalization Capital, Inc. (‘IGC’ or ‘the Company’), a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, IGC completed an initial public offering of units, with each unit consisting of 1 share of common stock and 2 warrants to purchase a share of common stock. The units and the common stock and warrants included in the units are listed on the NYSE Amex exchange.

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

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Country of Incorporation	Percentage of holding as of September 30, 2011	Percentage of holding as of March 31, 2011
IGC - Mauritius (“IGC-M”)	Mauritius	100	100
IGC India Mining and Trading Private Limited (“IGC-IMT”)	India	100	100
IGC Logistic Private Limited (“IGC-LPL”)	India	100	100
IGC Materials Private Limited (“IGC-MPL”)	India	100	100
Techni Bharathi Limited (“TBL”)	India	77	77

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended March 31, 2011 filed with the SEC on November 2, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control. In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method. In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary. However, as of September 30, 2011, the Company does not have any interest in any VIE or equity method investment.

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended September 30, 2010	INR 44.75 per USD	INR 44.56 per USD
Year ended March 31, 2011	INR 44.75 per USD	INR 44.54 per USD
Three months ended September 30, 2011	INR 46.80 per USD	INR 49.05 per USD

e)  Revenue recognition

The majority of the revenue recognized for the three months ended September 30, 2011 and 2010 was derived from the Company’s subsidiaries, which derive revenue from the following sources.

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

For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  IGC considers the guidance provided under SAB 104 in determining revenue from sales of goods. Considerations have been given to all four conditions for revenue recognition under that guidance. The four conditions are:

·	Contract – Persuasive evidence of our arrangement with the customers;
·	Delivery – Based on the terms of the contracts, the Company assesses whether the underlying goods have been delivered and therefore the risks and rewards of ownership are completely transferred;
·	Fixed or determinable price – The Company enters into contracts where the price for the goods being sold is fixed and not contingent upon other factors.
·
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

·
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

·
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

·
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

f)  Accounts receivable

Accounts receivable is recorded at the invoiced amount, taking into consideration any adjustments made by government consultants who verify and certify construction and material invoices.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables. The Company did not recognize any bad debt for the three months ended September 30, 2011 and 2010.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

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

g) Inventories

Inventories primarily comprise finished goods, raw materials, work in progress, stock at customer site, stock in transit, components and accessories, stores and spares, scrap and residue.  Inventories are stated at the lower of cost or estimated net realizable value.  The cost of various categories of inventories is determined on the following basis:

·	Raw material is valued at weighed average of landed cost (purchase price, freight inward and transit insurance charges).
·	Work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and production overheads.
·	Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first out basis.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of September 30, 2011 and 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

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

o)  Fair value of financial instruments

As of September 30, 2011 and March 31, 2011, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

A significant portion of the Company’s sales is to key customers.  Thirteen such customers accounted for approximately 89% of gross accounts receivable as of September 30, 2011.  As of September 30, 2010, five clients accounted for approximately 91% of gross accounts receivable.

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

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units. Accordingly, TBL, which is one of the legal entities, is also considered a separate reporting unit and therefore the Company believes that the assessment of goodwill impairment at the subsidiary level, which is also a reporting unit, is appropriate.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	All amounts in USD except share data
	As of
	Sept 30, 2011	March 31, 2011

Prepaid expenses	$402,312	$103,841
Advances to suppliers	1,192,840	1,024,399
Security and other deposits	83,120	85,277
Prepaid Interest	224	159,825
Other current assets	808,098	101,496
	$2,486,594	$1,474,838

Other non-current assets consist of the following:

	All amounts in USD except share data
	As of
	Sept 30, 2011	March 31, 2011

Trade and other sundry debtors	$-	$396,275
Other advances	145,716	352,348
	$145,716	$748,623

NOTE 4 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings. Short term borrowings consist of the following:

	All amounts in USD except share data
	As of
	Sept 30, 2011	March 31, 2011

Secured liabilities	$818,468	$901,343
	$818,468	$901,343

The above debt is secured by hypothecation of materials, stock of spares, work in progress, receivables and property and equipment, in addition to a personal guarantee of three India-based directors, and collaterally secured by mortgage of the relevant subsidiary’s land and other fixed properties of directors and their relatives.

NOTE 5 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	All amounts in USD except share data
	As of
	Sept 30, 2011	March 31, 2011

Statutory dues payable	$19,563	$17,745
Employee related liabilities	97,064	77,147
	$116,627	$94,892

Other non-current liabilities consist of the following:

	All amounts in USD except share data
	As of
	Sept 30, 2011	March 31, 2011

Sundry creditors	$730,596	$1,209,479
	$730,596	$1,209,479

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

NOTE 7 – GOODWILL

The movement in goodwill balance is given below.

	All amounts in USD except share data
	As of
	Sept 30, 2011	March 31, 2011
Balance at the beginning of the period	$410,454	$6,146,720
Impairment loss	-	(5,792,849)
Effect of foreign exchange translation	(75,731)	56,583
	$334,723	$410,454

During the year ended March 31, 2011, the Company conducted the impairment analysis regarding the goodwill in its consolidated financial statements. The goodwill balance of $6.2 million was completely allocated to the reporting unit, which has been determined to be TBL.

TBL, a small road building company, is engaged in highway and heavy construction activities. TBL has constructed highways, rural roads, tunnels, dams, airport runways, and housing complexes, mostly in southern states. TBL, because of its successful execution of contracts, is pre-qualified by the National Highway Authority of India (NHAI) and other agencies.  The Company owns 77% of TBL. For the year ended March 31, 2011, TBL was not able to meet its cash flow projections, because it has not been able to win any new significant contracts. As a result, TBL does not have a sufficient pipeline that would enable it to project cash flows. Therefore, the impairment test for TBL is based on the recoverable values of its assets less the expected settlement of its liabilities.

The Company, based on the impairment analysis, concluded that the fair value of the reporting unit, established on the basis of its recoverable value, was substantially lower than the carrying value. Therefore, the goodwill balance allocated to the reporting unit was impaired. The Company recorded an impairment loss relating to the goodwill balance amounting to $5,792,849. For this impairment test, the Company considered all the recorded assets and liabilities of TBL at its respective fair values. In relation to the fixed assets, the Company considered the fair values on the basis of independent valuations obtained while for the other current assets, the carrying values were determined by the Company and these were found to approximate their fair values. There have been no further indicators in the three months and six months ended September 30, 2011 and therefore the Company has not performed any specific impairment tests for the goodwill balance in books.

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

In March 2011, the Company finalized agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) and Bricoleur Partners, L.P. (“Bricoleur”) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates. The Oliveira Note will be due on March 24, 2012, will bear interest at a rate of 30% per annum and will provide for monthly payments of principal and interest, which the Company may choose to settle through the issuance of equity shares at an equivalent value. During the three months ended June 30, 2010 the Company made payments to Oliveira through the issuance of its common stock. In its proxy dated July 31, the Company petitioned the shareholders to vote on the issuance of up to 5,000,000 shares in lieu of cash to settle the liability. As of September 30, 2011, the Company had not received shareholder approval for the issuance of shares. Interest for the three months ended September 30, 2011 has been accrued and the accrued interest has been classified as ‘accrued expenses’.

The Bricoleur Note was due on June 30, 2011 with no prior payments due and did not bear interest.   However as at the date of filing of this report, the Company is negotiating a further restructuring of this payable, but the same is not yet consummated. The Company issued additional 688,500 shares of its common stock to Bricoleur in connection with the extension of the term regarding the Bricoleur note.

The Company’s total interest expense was $148,965 and $197,611 for the three months ended September 30, 2011 and September 30, 2010 respectively.  No interest was capitalized by the Company for the three months ended September 30, 2011 and September 30, 2010.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination.  For the six months ended September 30, 2011, a total of $24,000 was accrued as rent payable to IGN LLC out of which $20,000 was outstanding as of September 30, 2011.

The Company uses the services of Economic Law Practice (ELP), a law firm in India.  A member of our Board of Directors, prior to his resignation on March 15, 2011, was a Partner of ELP.  From inception till March 15, 2011, the Company has incurred $186,303 in fees to ELP.  After the resignation of the director, ELP is no longer considered to be a related party of the Company.

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

 NOTE 10 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended September 30, 2011.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	All amounts in USD except share data
	As of
	September 30, 2011	March 31, 2011

Land	$11,226	$10,870
Buildings	320,746	351,147
Plant and machinery	3,287,839	3,335,065
Furniture and fixtures	82,040	87,768
Computer equipment	217,462	213,178
Vehicles	448,781	479,478
Office equipment	171,708	167,563
Capital work-in-progress	125,036	137,696
	$4,664,838	$4,782,765
Less: Accumulated depreciation	(3,668,134)	(3,551,004)
	$996,704	$1,231,761

Depreciation and amortization expense for the six months ended September 30, 2011 and September 30, 2010 was $126,865 and $197,374 respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 12 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of September 30, 2011, the Company had granted 78,820 shares of common stock and a total of 2,786,450 stock options (1,413,000 granted in 2009 and 1,370,450 stock options granted during the three months ended June 30, 2011) to its directors and employees.   All of the options vested fully on the date of the grant.  The exercise price of each of the options is $1.00 and $0.56 per share, respectively, and each of the options will expire on May 13, 2014 and June 27, 2016, respectively.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively. As of September 30, 2011, an aggregate of 116,030 shares of common stock remain available for future grants of options or stock awards under the 2008 Omnibus Plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of September 30, 2011:

Expected life of options	Granted in 2009	Granted in June 2011 quarter
	5 years	5 years
Vested options	100%	100%
Risk free interest rate	1.98%	4.10%
Expected volatility	35.35%	83.37%
Expected dividend yield	Nil	Nil

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

On March 2011, the Company and Oliveira agreed to exchange the promissory note held by Oliveira for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares at a stated value over a specific term. As of September 30, 2011, the Company has issued 1,570,001 shares of common stock valued at $798,176 to this debt holder, which constituted an element of repayment of principal as well as the interest in equated installments.

Following the issuance of the shares in the preceding transactions, as of September 30, 2011, 20,960,433 shares of common stock are outstanding along with warrants to purchase an aggregate of 12,972,532 shares of common stock, which are outstanding.

Further, as set forth in Note 12, the Company has also issued 2,786,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as at September 30, 2011.

NOTE 14 - INCOME TAXES

The Company did not record any income tax benefit (net of valuation allowance) or expense for the three months ended September 30, 2011. The operations of the Company have continued to sustain losses during the current quarter. As a result, there are no taxable profits that would entail an income tax expense. Further, in March 2011, the Company created a valuation allowance for the entire balance of deferred tax assets due to the continued losses sustained by the Company. Given that the Company continues to sustain losses during the current quarter, the Company believes that it is appropriate to not record any income tax benefit in the form of deferred taxes (net of valuation allowance). Refer to Note 20 - Income Taxes to the audited financial statements contained in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for more details on utilization of tax assets.

The Company recorded a corresponding income tax benefit amounting to $33,331 and $455,014 for the three months and six months ended September 30, 2010.

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

As of now, the reports that are available to the CEO do not contain account information for the separate entities used for the purposes of consolidation. We are in the process of revising our CODM reports to include the information that will allow us to begin segment reporting.  We hope to implement these changes and begin segment reporting in the future, as soon as practically possible.

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

The exercise of any applicable rescission rights is not within the control of the Company.  As of September 30, 2011, the Company had 4,868,590 shares that may be subject to the rescission rights outside stockholders’ equity.  These shares have always been treated as outstanding for financial reporting purposes.

NOTE 17 –INVESTMENTS – OTHERS

Investments – others for each of the periods ended September 30, 2011 and March 31, 2011 consist of the following:

	All amounts in USD except share data
	As of
	Sept 30, 2011	March 31, 2011

Investment in equity shares of an unlisted company	$61,162	$67,355
Investment in partnership (SIIPL-IGC)	798,035	810,508
	$859,197	$877,863

NOTE 18 – OTHER INCOME

Other income for the three months ended September 30, 2011 and September 30, 2010 consist primarily of the income relating to the translation of the foreign currency denominated balances primarily consisting of inter-company receivable due to the parent company.

NOTE 19 - IMPAIRMENT

For the year ended March 31, 2011, the Company conducted an impairment test on the investment in Sricon. Effective October 1, 2009, the Company diluted its investment in Sricon from 63% to 22%. Post dilution, the Company continued to account for the investment in Sricon based on the equity method of accounting. However, the Company entered into a management dispute with Sricon after the Company was not able to obtain the financial statements of Sricon after March 31, 2010. The Company has conducted the impairment test based on the information available with it and the recoverable value of assets that it can ascertain. Based on such an impairment test, the Company has concluded that the investment in Sricon needs to be impaired by $2,184,599. There have been no further indicators for impairment in the current quarter and accordingly, the Company has not conducted an impairment test for the three months ended September 30, 2011.

NOTE 20 – RECONCILIATION OF EPS

For the three months ended September 30, 2011 and 2010, the basic shares include: founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, and shares issued in connection with debt and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct, and employee options.   The UPO issued to the underwriters (1,500,000 shares) is not considered as the strike price for the UPO is “out of the money” at $6.50 per share.  The historical weighted average per share, for our shares, through September 30, 2011, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding used for the computation of basic EPS is 20,960,433 and 20,699,660 for the three months and six months ended September 30, 2011. Owing to the loss incurred during the three months and six months ended September 30, 2011, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – SUBSEQUENT EVENTS

On October 14, 2011 the Company entered into a definitive agreement to acquire 100% of H&F Ironman Limited (“HK Ironman”) located in Hong Kong, China, which owns 95% of the operating entity Linxi HeFei Economic and Trade Co. (“PRC Ironman”), an iron ore processing company located in Chifeng, China. For more information about Ironman, please visit the company's Web site at www.hfironman.net.

On October 28, 2011 the Company obtained approval from its shareholders for the issuance of up to 5,000,000 shares, in lieu of cash, to settle the liability with Oliveira.

On November 2, 2011 the Company filed Amendment No. 2 to its Annual Report on Form 10-K/A with the SEC.

NOTE 22 – CERTAIN AGED RECEIVABLES

The accounts receivable as of September 30, 2011 and March 31, 2011 include certain aged receivables in the amount of $2.21 million and $2.37 million respectively. These receivables are due from the National Highway Authority of India (NHAI) and the Cochin International Airport. The Government of India owns NHAI and the Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of September 30, 2011 and March 31, 2011. These receivables have been classified as current for the following reasons:

TBL worked on the building of an airport runway at the Cochin International Airport and a road and associated bridges on a highway for the NHAI. During the execution of these projects the clients of the Company requested several changes to the engineering drawings.  The claims of the Company against each of the clients involve reimbursement of expenses associated with the change orders and variances as well as compensation for delays caused by the client.  The delay part of the claim involves equipment that is idle on the job, including interest or lease charges for the equipment while it is idle, workers that are idle, among others.  The expense reimbursement involves cost of material including the escalation in the cost of materials, and other charges.  These invoices were disputed by the clients and referred to arbitration. The process of arbitration involves each party choosing an arbitrator and the arbitrators appointing a third chief arbitrator. Each party then presents its case over several months and the arbitrator makes an award.

The receivables occurred and became due when TBL, won two separate arbitration awards against each of these organizations. The arbitration awards were first reported and booked in the year ended March 31, 2010. The arbitration awards stipulate that interest be accrued for the period of non-payment. However, the receivables do not have an interest component as the Company will try and use the accrued interest as negotiating leverage for an earlier payment. Although the receivables are contractually due, and hence its classification as current, it may take the Company anywhere from the next 30 days to two years to actually realize the funds, depending on how long these organizations want to delay paying. The Company continues to carry the full value of the receivables, without interest and without any impairment, because the Company believes that there is minimal risk that these organizations will become insolvent and will be unable to make payment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on Form 10-K/A Amendment No. 2 on November 2, 2011.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K/A Amendment No. 2 filed on November 2, 2011, including the risk factors set out in Item 1A therein. Therefore, the financial statements included in the Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended March 31, 2011 filed with the SEC on November 2, 2011.

This Amendment No. 2 to the Annual Report on Form 10-K/A ("Form 10-K/A") amends our Annual Report on Form 10-K for the year ended March 31, 2011, which was filed with the Securities and Exchange Commission ("SEC") on July 14, 2011, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A, which was filed with the SEC on July 27, 2011 ("Form 10-K").  This Form 10-K/A Amendment No. 2 was filed to supplement certain sections of the Form 10-K for the purpose of providing additional disclosure in response to comments received from the Staff of the SEC in connection with a review of our Form 10-K.

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

Company Overview

We are a materials and construction company offering a suite of services including: 1) the export of iron ore to China and supply of ore to the Indian markets, 2) operations and supply of rock aggregate, and 3) the civil construction of roads and highways.   Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 131 employees and contractors. We are focused building out rock aggregate quarries, setting up relations and export hubs for the export of iron ore to China and winning construction contracts.

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

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Six months ended September 30, 2011	Six months ended September 30, 2010
TBL	1%	37%
IGC-IMT	83%	57%
IGC-MPL	16%	5%
IGC-LPL	-%	1%
Total	100%	100%

Customers.

Our present and past customers include the National Highway Authority of India, several state high way authorities, the Indian railways, private construction companies in India, and several steel mills in China, including PRC Ironman.

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

Employees and consultants.

As of September 30, 2011, we employed a work force of approximately 131 employees and contract workers worldwide.  Employees are typically skilled workers including executives, welders, drivers, and other specialized experts. Contract workers require less specialized skills. We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits. We hope that our efforts will make our companies more attractive.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue - Total revenue was $912 thousand for the three months ended September 30, 2011, as compared to $1,682 thousand for the three months ended September 30, 2010.  The primary reasons for the decrease in revenues of $770 thousand is due to the continued ban on mining and export of iron ore from the state of Karnataka in India. This has created major disruptions in the sourcing and transportation as most mines in the region have been shut down pending an investigation into illegal mining.

Cost of Revenue (excluding depreciation and amortization) – Cost of revenue is exclusive of depreciation and amortization. Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials for the two primary revenue generating activities of the Company during the current quarter – trading of iron ore and rock aggregates.  Cost of revenue for the three months ended September 30, 2011 was about $903 thousand as compared to $1,613 thousand for the three months ended September 30, 2010. The increase in cost of revenue as a percentage of revenue from 95.90% to 99.01% is primarily due to the existence of fixed costs, which are continued to be incurred in the current quarter.

Selling, General and Administrative - Selling, general and administrative expenses was $652 thousand for the three months ended September 30, 2011 compared to $764 thousand for the three months ended September 30, 2010. The selling, general and administrative expenses are generally fixed in nature and include travel, rent, consultancy charges, insurance and legal and professional fees.

Depreciation – The depreciation expense was $76 thousand in the three months ended September 30, 2011 as compared to $101 thousand in the three months ended September 30, 2010.

Interest and other financial expense – The interest expense and other financial expense for the three months ended September 30, 2011 were $149 thousand compared to $374 thousand for the three months ended September 30, 2010.  The interest expense for the two periods primarily relates to the interest recorded on the debt that has been incurred by the parent company. The decrease in interest payments is because of a decrease in the outstanding debt. Most of the interest expense continues to be non-cash. If the Company raises additional equity capital and uses the proceeds to repay the existing long term debt, we expect a significant reduction in this interest expense. However, there is currently no guarantee that the Company would be in a position to do this.

Income tax benefit/(expense) – For the three months ended September 30, 2011, the Company has not recorded any income tax benefit or expense. The Company continues to incur losses on its operations, which have resulted in taxable losses. Therefore, in the absence of any taxable gain, the Company has not recorded an income tax expense. Further, given that the Company has significant carry forward losses, as a matter of prudence, the Company has created a full valuation allowance on all the deductible differences including carry forward losses. However, the Company continues to believe that these would be recoverable in the future. For the three months ended September 30, 2010, the Company recorded a net income tax benefit of $33 thousand, which primarily related to the tax assets created for the carry forward losses incurred during the particular quarter.

Other income – Other income primarily consists of foreign exchange gain arising from the restatement of the inter-company receivables denominated in Indian rupees in relation to payables to the U.S. entity.

Share in profit of joint venture – For the three months ended September 30, 2011, the Company has recorded an income amounting to $26 thousand resulting from its share in the joint venture that is reflected as another investment in the balance sheet. The joint venture primarily operates in the rock aggregate crushing and trading business. We are also entitled to an interest on the capital that is invested in this joint venture. During the three months ended September 30, 2011, we have earned interest amounting to $26 thousand, which has been recorded separately from the share in profit as interest income. The joint venture operates one crusher and for the three months ended September 30, 2011, has generated revenue approximating $642 thousand which is not reflected in the consolidated revenue.

Consolidated Net Income (loss) – Consolidated net loss for the three months ended September 30, 2011 was $798 thousand compared to a consolidated net loss of $859 thousand for the three months ended September 30, 2010.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

Revenue - Total revenue was $1,972 thousand for the six months ended September 30, 2011, as compared to $2,810 thousand for the six months ended September 30, 2010. The lower revenue in 2011 is from curtailed operations in the iron ore business because of a ban of exports from the state of Karnataka, India.

Cost of Revenue - Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs. It also includes the cost associated with buying raw materials. Cost of revenue for the six months ended September 30, 2011 was $1,877 thousand compared to $2,596 thousand for the six months ended September 30, 2010.

Selling, General and Administrative - Selling, general and administrative expenses were $1,386 thousand for the six months ended September 30, 2011 compared to $1,345 thousand for the six months ended September 30, 2010. The primary reason for the increase in these expenses is due to the issue of stock options to some of the employees of the Company for which we incurred a cost approximating $235 thousand. Further some of these expenses increased in 2011 because of increased legal and accounting expenses associated with the restatements on Form 10K/A. These increases are partially offset by a marginal decline in some of the variable expenses such as travel in line with the decline in revenue.

Operating Income (loss) - In the six months ended September 30, 2011, operating loss was $1,417 thousand compared to an operating loss of $1,328 thousand for the six months ended September 30, 2010.

Interest and other financial expenses –The interest expense and other financial expenses for the six months ended September 30, 2011 were $450 thousand as compared to $767 thousand for the six months ended September 30, 2010.

Income tax benefit/(expense) – There was no  provision for income taxes in the six months period ended September 30, 2011 compared to tax benefit of $455 thousand for the same period in 2010.

Consolidated Net Income (loss) – Consolidated net loss for the six months ended September 30, 2011 was $1,669 thousand compared to a consolidated net loss of $1,450 thousand for the six months ended September 30, 2010.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the six- month period ended September 30, 2011 and 2010.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities.  During the six months ended September 30, 2011, cash used for operating activities was $813 thousand compared to cash used for operating activities of $1,811 thousand during the six months ended September 30, 2010.  The uses of cash in the six months ended September 30, 2011 relate primarily to the payment of general operating expenses of our subsidiary companies.  The losses from our operations have primarily contributed to this utilization of cash for our operations. The significant contributor to the reduced cash out flow during the current six months is the realization of some of the accounts receivables and other long term deposits.

During the six months ended September 30, 2011, investing activities from continuing operations provided $38 thousand of cash as compared to $166 thousand provided during the same period in 2010.  The inflow of cash was primarily due to release of restricted cash during the six months mentioned above.

Financing cash flows from continuing operations generally consist of transactions related to our debt and equity structure. However, there have not been transactions that are to be classified as cash flows from financing activities during the six months ended September 30, 2011. In the six months ended 30 September 2010, financing activities provided approximately $1,185 thousand.

We have financed our operations primarily from sales of shares of common stock. We raised about $3.9 million capital during the year through sale of our common stock during the year ended March 31, 2011. We raised such capital in the current year primarily for the purpose of funding our working capital requirements and day-to-day operations. Our operations have not generated sufficient cash during the six months ended September 30, 2011 due to a significant loss in revenues from our iron ore and mining business primarily because of the ban on export of low grade iron ore to China and closure of ports and mines in Karnataka (India). Income loss on this count is majorly the reason for the net cash used in operating activities as although a significant part of the costs associated with revenue also decreased in line with revenue, we had some fixed costs which did not reduce proportionately leading to a decline in our operating profits. During the six months ended September 30, 2011, net cash used for investing activities is not material.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India. We believe that our current cash balances, anticipated operating cash flow, and potential cash from claims are adequate to sustain the Company, but not to fuel rapid growth commensurate with the opportunities before us. In addition to the existing cash balances, we have about $1.71 million in restricted cash and about $2.38 million in receivables from claims. Although these claims were awarded in arbitration and the amounts are contractually due to us, we have not yet received payment from the clients. The amounts have been due for over one year. In the event we were to classify these receivables as long term, or we fail to collect the amounts, or we fail to win the release of restricted cash in the financial year ending March 31, 2012, we will have a working capital deficit. We have and continue to take measures to constrain growth until we have visibility into increased liquidity. As of now our bank lines in India have been reduced to amounts borrowed and outstanding. We continue to explore funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, convertible debentures, and debt. However, there can be no assurance that we will be able to access additional credit facilities. Our strategy is to develop businesses that have a very short receivable cycle like the export of ore to China and the sale of rock aggregate and to aggressively collect our outstanding receivables and claims.

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

Forward-Looking Statements

Some of the statements contained in this report that are not historical facts constitute forward-looking statements under the federal securities laws. Forward-looking statements can be identified by the use of the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "proposed," or "continue" or the negative of those terms. These statements reflect management's current views and are subject to risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in these statements. Factors that could cause actual results to differ, relate to: (i) ability of the Company to successfully execute on contracts and business plans, (ii) ability to raise capital and the structure of such capital including the exercise of warrants, (iii) exchange rate changes between the U.S. dollar and the Indian rupee, (iv) weather conditions in India and (v) the ability of the Company to access ports on the west coast of India. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. Other factors and risks that could cause or contribute to actual results differing materially from such forward looking statements have been discussed in greater detail in the Company's Annual Report on Form 10-K/A Amendment No. 2 for the year ended March 31, 2011 filed with the Securities and Exchange Commission on November 2, 2011 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 19, 2011.

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

In the analysis below, we have compared the reported revenue and expense numbers for the three months ended September 30, 2011 with the three months ended September 30, 2010 based on the average exchange rate used for the three months ended September 30, 2010 to highlight the impact of exchange rate changes on IGC’s Indian rupee derived revenues and expenses.

	Three months ended September 30, 2011
	2011 (current exchange rate)	2011 (previous year exchange rate)	Change	Percentage
Revenues	$912,121	$953,697	$41,576	4.56%
Total expenses before taxes	(1,221,619)	(1,277,302)	(55,683)	4.56%
	$(309,498)	$(323,606)	$(14,107)

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (Income Statement rate)	Period End Rate (Balance sheet rate)
Three months ended September 30, 2010	INR 44.75 per USD	INR 44.56 per USD
Year ended March 31, 2011	INR 44.75 per USD	INR 44.54 per USD
Three months ended September 30, 2011	INR 46.80 per USD	INR 49.05 per USD

Item 4.  Controls and Procedures

Disclosure controls and procedures are processes and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2011, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

On January 19, 2011, the SEC notified the Company of a material weakness with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010 because it did not comply with Rule 2-02 under Regulation S-X for audited financial statements, as a result of a qualification in the auditor’s report with respect to the deconsolidation of Sricon.  Such report has been filed without such qualification in Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010.  After a review of the circumstances, the Chief Executive Officer and Principal Accounting Officer are now unable to conclude that the Company’s disclosure controls and procedures were effective as of September 30, 2011.  The Company’s disclosure controls and procedures failed to identify and address the issue noted by the SEC regarding the audit report.

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

Item 1A.   Risk Factors

The following is a new addition to the risk factors previously disclosed in the Company’s 2011 Annual Report in the Form 10-K/A Amendment No. 2 as filed on November 2, 2011.

Our pending Acquisition could have an adverse impact if not completed.

Our pending acquisition of H&F Ironman, Limited (“HK Ironman”) has created an inordinate strain on our recourses, including monetary and personnel, and may cause disruption in our business and, if the pending acquisition does not occur, we will have incurred significant expenses and our stock price may decline. The completion of the pending acquisition is subject to certain conditions, including, among others the approval of a proxy statement by the SEC and a vote approving the acquisition by our shareholders. We cannot predict whether all of the closing conditions for the pending Acquisition set forth in the Acquisition Agreement will be satisfied. As a result, we cannot assure you that the pending acquisition will be completed. If the closing conditions for the pending acquisition set forth in the Acquisition Agreement are not satisfied or waived pursuant to the Acquisition Agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. These matters, alone or in combination, could have a material adverse effect on our business and financial results.

Item 2.      Unregistered Sales of Equity Securities

None.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive income (loss) for the three and six months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders Equity (Deficit) for the six months ended September 30, 2011, (v) Consolidated Statements of Cash Flow for the six months ended September 30, 2011 and 2010, and (vi)  Notes to Condensed Consolidated Financial Statements for the six months ended September 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 18, 2011	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 18, 2011	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer