Form 10-Q
period 2011-12-31
India Globalization Capital, Inc.
filed 2012-02-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of February 15, 2012
Common Stock, $.0001 Par Value	52,460,433

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I – Financial Information

Item 1.  Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
All amounts in USD except share data

	As of
	December 31, 2011	March 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,444,972	$1,583,284
Accounts receivable, net of allowances	5,971,786	3,312,051
Inventories	767,432	133,539
Advance taxes	41,452	41,452
Dues from related parties	239,947	-
Prepaid expenses and other current assets	3,097,845	1,474,838
Total current assets	$14,563,434	$6,545,164
Goodwill	952,836	410,454
Property, plant and equipment, net	8,021,606	1,231,761
Intangible assets	3,880,957
Investments in affiliates	6,303,315	6,428,800
Investments-others	766,060	877,863
Deferred income taxes	180,929	-
Restricted cash	182,619	1,919,404
Other non-current assets	246,863	748,623
Total assets	$35,098,619	$18,162,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$764,871	$901,343
Trade payables	998,560	1,311,963
Accrued expenses	1,316,012	349,149
Notes payable	3,485,254	3,920,000
Taxes payable	3,085,107	-
Other taxes payable	1,764,816	-
Dues to related parties	310,643	-
Deferred tax liabilities	135,980
Other current liabilities	1,091,603	94,892
Total current liabilities	$12,952,846	$6,577,347
Deferred income taxes	713,897	-
Other non-current liabilities	4,270,023	1,209,479
Total liabilities	$17,936,766	$7,786,826

Shares potentially subject to rescission rights (4,868,590 shares issued and outstanding)	3,082,384	3,082,384

Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 47,591,843 issued and outstanding as of December 31, 2011 and 14,890,181 issued and outstanding as of March 31, 2011	4,760	1,490
Additional paid-in capital	48,887,101	38,860,319
Accumulated other comprehensive income	(2,625,115)	(2,502,596)
Retained earnings (Deficit)	(33,252,738)	(29,692,907)
Total equity attributable to the parent	$13,014,008	$6,666,306
Non-controlling interest	1,065,461	626,553
Total stockholders' equity	$14,079,469	$7,292,859
Total liabilities and stockholders' equity	$35,098,619	$18,162,069

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
All amounts in USD except share data

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Revenues	$986,799	$484,106	$2,959,167	$3,294,103
Cost of revenues (excluding depreciation and amortization)	(1,024,817)	(457,379)	(2,902,650)	(3,053,512)
Selling, general and administrative expenses	(968,890)	(1,054,894)	(2,354,405)	(2,399,503)
Depreciation	(42,360)	(461,627)	(169,225)	(659,002)
Operating income (loss)	$(1,049,268)	$(1,489,794)	$(2,467,113)	$(2,817,914)
Interest expense	(174,353)	(307,630)	(624,086)	(718,339)
Amortization of debt discount	-	-	-	(356,436)
Interest income	59,629	40,657	186,061	170,438
Other income, net	(716,364)	(25,914)	(706,440)	34,558
Income before income taxes and minority interest attributable to non-controlling interest	$(1,880,356)	$(1,782,681)	$(3,611,578)	$(3,687,693)
Earnings in Income from Affiliates	(33,588)	-	28,463	-
Income taxes benefit/ (expense)	-	20,212	-	475,226
Net income/(loss)	$(1,913,944)	$(1,762,469)	$(3,583,115)	$(3,212,467)
Non-controlling interests in earnings of subsidiaries	12,569	13,451	23,284	16,014
Net income / (loss) attributable to common stockholders	$(1,901,375)	$(1,749,018)	$(3,559,831)	$(3,196,453)
Earnings/(loss) per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.12)	$(0.17)	$(0.23)
Weighted-average number of shares used in computing earnings per share amounts:
Basic and diluted	21,301,092	14,750,483	20,880,604	13,814,634

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
All amounts in USD except share data

	Three months ended December 31,						Nine Months ended December 31,
	2011			2010			2011			2010
Particulars	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total
Net income / (loss)	$(1,901,375)	(12,569)	(1,913,944)	(1,749,018)	(13,451)	(1,762,469)	(3,559,831)	(23,284)	(3,583,115)	(3,196,453)	(16,014)	(3,212,467)
Foreign currency translation adjustments	21,892	(100,167)	(78,275)	60,941	(7,576)	53,365	(122,519)	(99,123)	(221,642)	34,774	4,594	39,368
Comprehensive income (loss)	$(1,879,483)	(112,736)	(1,992,219)	(1,688,077)	(21,027)	(1,709,104)	(3,682,350)	(122,407)	(3,804,757)	(3,161,679)	(11,420)	(3,173,099)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
All amounts in USD except share data

	Common Stock
	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders’ Equity

Balance as of March 31, 2010	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460

Issuance of equity shares	1,900,974	190	1,761,452	-	-		1,761,642
Interest expense	-	-	359,820	-	-		359,820
Dividend Option Reversed	-		2,340	-	-		2,340
Loss for the quarter	-	-	-	(20,240,907)	-		(20,240,907)

Net Income for non-controlling interest	-	-	-	-	-	(769,046)	(769,046)
Loss on Translation	-	-	-	-	75,809	18,758	94,567
Road show expense incurred towards raising capital-issuance of shares	-	-	(69,017)	-	-	-	(69,017)

Balance as of March 31, 2011 (audited)	14,890,181	$1,490	$38,860,319	$(29,692,907)	$(2,502,596)	$626,553	$7,292,859

Issuance of common stock	1,201,662	120	582,004	-	-	-	582,124
Loss on Translation	-	-	-	-	(122,519)	(99,122)	(221,641)
Purchase consideration on acquisition of Ironman	31,500,000	3,150	9,209,511	-	-	-	9,212,661
Stock options issued	-	-	235,267	-	-	-	235,267
Net income for non-controlling interest	-	-	-	-		(23,284)	(23,284)
Net income / (loss)	-	-	-	(3,559,831)	-	-	(3,559,831)
Non-controlling interest on acquisition of Ironman						561,314	561,314
Balance as of December 31, 2011 (unaudited)	47,591,843	$4,760	$48,887,101	$(33,252,738)	$(2,625,115)	$1,065,461	$14,079,469

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
All amounts in USD except share data

	Nine months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,583,115)	$(3,212,467)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	235,267	-
Deferred taxes	-	(449,635)
Depreciation	169,225	659,002
Loss/(gain) on sale of property, plant and equipment	-	19,503
Amortization of debt discount	-	359,820
Accrued unrealized share in the profit of the joint venture	(28,463)
Non-cash interest expense	491,147	296,200
Unrealized exchange differences	818,876	(17,787)
Changes in:
Accounts receivable	748,522	(674,956)
Inventories	54,309	(169,100)
Prepaid expenses and other assets	(523,045)	(13,600)
Trade payables	(112,787)	1,425,924
Other current liabilities	12,909	(96,117)
Other non – current liabilities	(369,679)
Non-current assets	415,324	-
Accrued Expenses	472,892	(333,454)
Net cash used in operating activities	$(1,198,618)	$(2,206,667)

Cash flow from investing activities:
Proceeds from sale of/ (towards purchase of) property, plant and equipment	(2,853)	2,632

Investment in acquisitions net of cash acquired	2,678,119	-
Investment in Joint Ventures	-	(267,844)

Restricted cash	1,554,272	273,750
Net cash provided/(used) by investing activities	$4,229,538	$8,538

Cash flows from financing activities:
Repayment of long term borrowings	-	(200,000)
Net proceeds from issue of equity shares	-	3,001,118
Proceeds from/(repayment of) short term borrowings	8,201	22,468
Net cash provided/(used) by financing activities	$8,201	$2,823,586
Effects of exchange rate changes on cash and cash equivalents	(177,433)	1,811
Net increase/(decrease) in cash and cash equivalents	2,861,688	627,268
Cash and cash equivalent at the beginning of the period	1,583,284	842,923
Cash and cash equivalent at the end of the period	$4,444,972	$1,470,191

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)	Description of the Company

India Globalization Capital, Inc. ("IGC" or the "Company"), a Maryland corporation, was organized on April 29, 2005, as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition.  On March 8, 2006, IGC completed an initial public offering of units, with each unit consisting of one share of common stock and two warrants to purchase a share of common stock.  The units and the common stock and warrants included in the units are listed on the NYSE Amex exchange.

On December 30, 2011, IGC acquired a 95% equity interest in Linxi He Fei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman") by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company ("HK Ironman").  Collectively, PRC Ironman and HK Ironman are referred to as "Ironman."

IGC operates in India and China geographies specializing in the infrastructure sector.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in mining and quarrying, road building, and the construction of high-temperature plants.  The Company’s medium-term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.  The Company’s core businesses are its operations as a materials and construction company.

b)	List of subsidiaries with percentage holding

The operations of IGC are based in India and China.  The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of December 31, 2011	Percentage of holding as of March 31, 2011
IGC – Mauritius ("IGC-M")	IGC	Mauritius	100	100
IGC India Mining and Trading Private Limited ("IGC-IMT")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL")	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	100	-
Linxi H&F Economic and Trade Co. ("PRC Ironman")	HK Ironman	Peoples’ Republic of China	95	-
Techni Bharathi Limited (“TBL”)	IGC-M	India	77	77

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended March 31, 2011 filed with the SEC on November 2, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.  The significant accounting policies adopted by the Company, regarding these consolidated financial statements, are set out below.  The Company’s current fiscal year ends on March 31, 2012.

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

c)	Non-controlling interests

Non-controlling interests in the Company’s consolidated financial statements result from the accounting for non-controlling interests in its subsidiaries.  Non-controlling interests represent the subsidiaries’ earnings and components of other comprehensive income that are attributed to the non-controlling parties’ equity interests.  The Company consolidates the subsidiaries into its consolidated financial statements.  Transactions between the Company and its subsidiaries have been eliminated in the consolidated financial statements.

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of December 31, 2011, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the non-controlling interest of the former promoters in Techni Bharathi Limited (TBL) and the non-controlling interest of the former promoters of PRC Ironman.

The adoption of Accounting Standards Codification (ASC) 810-10-65 "Consolidation — Transition and Open Effective Date Information" (previously referred to as SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"), has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as non-controlling interest) to a separate component of shareholders’ equity on the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity and comprehensive income (loss).  Additionally, net income attributable to non-controlling interest is shown separately from net income in the consolidated statements of income.  This reclassification had no effect on our previously reported financial position or results of operations.

d)	Use of estimates

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

e)	Foreign currency translation

The functional currency is the currency in which the Company’s subsidiaries operate and it largely reflects the economic substance of the underlying events and circumstance of the Company’s subsidiaries.  The functional currencies of the Company's Indian and Chinese subsidiaries are the Indian rupee (INR) and the renminbi (RMB), respectively.  Our financial statements reporting currency is the United States dollar (USD or $).  Operating and capital expenditures of the Company's subsidiaries located in India and China are denominated in their local currencies, which are the currencies most compatible with their expected economic results.

In accordance with ASC 830, “Foreign Currency Matters,” all transactions and account balances are recorded in the local Company’s subsidiaries’ currencies.  The Company translates the value of these local currencies denominated assets and liabilities into USD at the rates in effect at the balance sheet date.  Resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss).  The local currencies denominated statement of income amounts are translated into U.S. dollars using the average exchange rates in effect during the period.  Realized foreign currency transaction gains and losses are included in the consolidated statements of income.  The Company's Indian and Chinese subsidiaries do not operate in “highly inflationary” countries.

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended December 31, 2010	INR 48.64 per USD	INR 46.40 per USD
Year ended March 31, 2011	INR 44.75 per USD	INR 44.54 per USD
Three months ended December 31, 2011	INR 48.77 per USD	INR 53.01 per USD

f)	Revenue recognition

The majority of the revenue recognized for the three months ended December 31, 2011 and 2010 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  IGC considers the guidance provided under Staff Accounting Bulletin (“SAB”) 104 in determining revenue from sales of goods.  Considerations have been given to all four conditions for revenue recognition under that guidance.  The four conditions are:

▪	Contract – Persuasive evidence of our arrangement with the customers;
▪	Delivery – Based on the terms of the contracts, the Company assesses whether the underlying goods have been delivered and therefore the risks and rewards of ownership are completely transferred;
▪	Fixed or determinable price – The Company enters into contracts where the price for the goods being sold is fixed and not contingent upon other factors.
▪
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

▪
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

▪
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

▪
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

g)	Accounts receivable

Accounts receivable is recorded at the invoiced amount, taking into consideration any adjustments made by the Indian government consultants who verify and certify construction and material invoices.  Also, the Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses.  For all other accounts, the Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments.  The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.  If circumstances related to customers change, estimates of recoverability would be further adjusted.

Long-term accounts receivables are typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the Company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time.

The Company did not recognize any bad debt expense for the three months ended December 31, 2011 and 2010.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

h)	Inventories

Inventories primarily comprise finished goods, raw materials, work in progress, stock at customer site, stock in transit, components and accessories, stores and spares, scrap and residue.  Inventory is valued at the lower of cost (weighted average) or estimated net realizable value and includes the cost of materials, labor and manufacturing overhead.

The cost of various categories of inventories is determined on the following basis:

▪	Raw material is valued at weighed average of landed cost (purchase price, freight inward and transit insurance charges).
▪	Work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and production overheads.
▪	Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first-out basis.

The Company periodically reviews inventory for evidence of slow-moving or obsolete parts, and the estimated reserve is based on management’s reviews of inventories on hand, compared to estimated future usage and sales and the likelihood of obsolescence.

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

j)	Property, Plant and Equipment (PP&E)

Property and equipment are recorded at cost net of accumulated depreciation and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of assets are as follows:

Buildings	5-25 years
Plant and machinery	10-20 years
Computer equipment	3-5 years
Office equipment	3-5 years
Furniture and fixtures	5-10 years
Vehicles	5-10 years

Upon retirement or disposition, cost and related accumulated depreciation of the property and equipment are de-recognized from the books of accounts and the gain or loss is reflected in the results of operation.  Cost of additions and substantial improvements to property and equipment are capitalized in the books of accounts.  The cost of maintenance and repairs of the property and equipment are charged to operating expenses as incurred.

k)	Impairment of long – lived assets

The Company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable.  Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings, future anticipated cash flows, business plans and material adverse changes in the economic climate, such as changes in operating environment, competitive information, impact of change in government policies, etc.  For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.  For assets the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets.  Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows.

l)	Earnings per common share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock warrants and options.

m)	Income taxes

The Company accounts for income taxes under the asset and liability method, in accordance with ASC 740, Income Taxes, which requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.  A valuation allowance is established and recorded when management determines that some or all of the deferred tax assets are not likely to be realized and therefore, it is necessary to reduce deferred tax assets to the amount expected to be realized.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of December 31, 2011 and 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by IGC of its common stock to HK Ironman stockholders in exchange for HK Ironman stock, as contemplated by the stock purchase agreement (“Stock Purchase Agreement”) between the Company, HK Ironman, PRC Ironman and their stockholders, generally will not be a taxable transaction to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss because of the approval of the Share Issuance Proposal for U.S. federal income tax purposes.

n)	Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents.  The Company maintains its cash in bank accounts in the United States of America, Mauritius, India and China, which at times may exceed applicable insurance limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The Company does not invest its cash in securities that have an exposure to U.S. mortgages.

o)	Restricted cash

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.

p)	Fair value of financial instruments

As of December 31, 2011 and March 31, 2011, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses and liabilities, approximate their fair values due to the nature of the items.

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

PRC Ironman’s customers include local traders and steel mills near the port of Tianjin.  A large portion of Ironman’s revenue is derived from five major customers.  Five of Ironman’s major customers accounted for 92% of its total revenue for the fiscal year ended December 31, 2011 and 83% of its total revenue for the fiscal year ended December 31, 2010.

A significant portion of the Company’s sales in India is also to key customers.  Twelve of such customers accounted for approximately 45% of gross accounts receivable as of December 31, 2011.  As of December 31, 2010, five clients accounted for approximately 91% of gross accounts receivable.

Non-renewal or/and termination of such relationships may have a material adverse effect on the Company’s revenue.

r)	Leased Mineral Rights

In China, costs to obtain leased mineral rights are capitalized and amortized to operations as depletion expense within the leased periods, using the straight-line method.  Depletion expenses are included in depreciation and amortization on the accompanying statement of operations.

s)	Business combinations

In accordance with ASC Topic 805, Business Combinations, the Company uses the purchase method of accounting for all business combinations consummated after June 30, 2001.  Intangible assets acquired in a business combination are recognized and reported apart from goodwill if they meet the criteria specified in ASC Topic 805.  Any purchase price allocated to an assembled workforce is not accounted separately.

t)	Employee Benefits Plan

In accordance with applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees.  The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company.  In addition, all employees receive benefits from a provident fund, a defined contribution plan.  The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary.  The contribution is made to the Government’s provident fund.

At this time the Company doesn’t participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because most of our workers are contractors employed through agencies or other companies.

u)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

v)	Accounting for goodwill and related impairment

Goodwill represents the excess cost of an acquisition over the fair value of our share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less impairment losses incurred, if any.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others” (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets," which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition.  ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each subsidiary.  ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

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

In ASC 350.20.20, a reporting unit is defined as an operating segment or one level below the operating segment.  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  The Company has determined that IGC operates in a single operating segment.  While the CEO reviews the consolidated financial information for the purposes of decisions relating to resource allocation, the CFO, on a need basis, looks at the financial statements of the individual legal entities in India for the limited purpose of consolidation.  Given the existence of discrete financial statements at an individual entity level in India, the Company believes that each of these entities constitute a separate reporting unit under a single operating segment.

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

The analysis of fair value is based on the estimate of the recoverable value of the underlying assets.  For long-lived assets such as land, the Company obtains appraisals from independent professional appraisers to determine the recoverable value.  For other assets such as receivables, the recoverable value is determined based on an assessment of the collectability and any potential losses due to default by the counter parties.  Unlike goodwill, long-lived assets are assessed for impairment only where there are any specific indicators for impairment.

w)	Reclassifications

Certain prior period balances have been reclassified to the presentation of the current period.

x)	Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates ("ASUs”) to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  Newly issued ASUs not listed below are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

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

NOTE 3 – ACQUISITIONS

HK Ironman

On December 31, 2011, the Company acquired 100% of the issued and outstanding shares of capital stock of H&F Ironman Limited (“HK Ironman”), a Hong Kong company.  HK Ironman owns 95% equity in H&F Venture Trade Ltd. aka Linxi He Fei Economic and Trade Co. (“PRC Ironman”).  One of IGC’s areas of focus is the export of iron ore to China.  HK Ironman through its subsidiary, PRC Ironman, operates a beneficiation plant in China, which converts low-grade ore to high-grade ore through a dry and wet separation processes.  This Acquisition is intended to provide IGC with a platform in China to expand its business and ship low-grade iron ore, which is available for export in India, to China and convert the ore to a higher-grade ore before selling it to customers in China.

The date of Acquisition, December 31, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman.  The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.”  The total purchase price has been allocated to Ironman’s net tangible and intangible assets based on their estimated fair values at the date of Acquisition.  The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the Acquisition date).  The Company generally does not expect the goodwill recognized to be deductible for income tax purposes.  The results of operations of Ironman will be included in the Company’s consolidated results for the three and twelve months ended March 31, 2012 since the date of Acquisition is December 31, 2011.  The assets and liabilities of Ironman have been recorded in the consolidated balance sheets of the Company as of December 31, 2011.

The total purchase consideration for the Acquisition was USD 13,103,500.  The consideration will be discharged in the form of shares and cash as follows:

All amounts in USD
Fair value

IGC Stock consideration	9,103,500
Cash consideration	1,000,000
Estimated earn-out payment (in the form of cash)	3,000,000
Total purchase consideration	$13,103,500

The purchase price has been preliminarily allocated to the acquired assets and liabilities, as follows:

All amounts in USD
Fair value

Cash and cash equivalents	2,678,119
Property, plant and equipment	7,142,118
Other assets	6,313,200
Intangible assets	3,880,957
Goodwill	643,117
Income and other taxes payable	4,849,922
Other liabilities	1,292,898
Deferred income tax liabilities	849,877
Non-controlling interest	561,314
$13,103,500

The above purchase price allocation includes provisional amounts for certain assets and liabilities.  The purchase price allocation will continue to be refined primarily in the areas of land usage rights, income taxes payable, other taxes payable, other contingencies and goodwill.  During the measurement period, the Company expects to receive additional detailed information to refine the provisional allocation presented above, including final third party valuation reports and pre-acquisition period tax returns.  The related depreciation and amortization from the acquired assets is also subject to revision based on the final allocation.  Non-controlling interests are valued based on the proportional interest in the fair value of the net assets of the acquired entity.

PRC Ironman is subject to the legal and regulatory requirements, including but not limited to those related to environmental matters and taxation, in the Chinese jurisdictions in which it operates.  The Company has conducted a preliminary assessment of liabilities arising from these matters and has recognized provisional amounts in its initial accounting for the Acquisition for all identified liabilities in accordance with the requirements ASC Topic 805.  However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the Acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the Acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The following unaudited pro forma results of operations of the Company for the three and nine months ended December 31, 2011 and 2010 assume that the Ironman Acquisition occurred at the beginning of the comparable period.  The Company allocated the total purchase price to Ironman’s net tangible and intangible assets based on their estimated fair values at the date of Acquisition.  The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the Acquisition date).  The pro forma amounts include certain adjustments, including depreciation and amortization expense and income taxes.

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Pro forma revenues	$1,140,060	$4,992,736	$6,150,872	$15,766,702
Pro forma other income	$2,392,649	(25,914)	$2,402,573	34,558
Pro forma net income attributable to the IGC common shareholders	$952,752	$63,656	$(72,033)	$8,731,378
Pro forma earnings per share
Basic	$0.04	$0.004	$(0.003)	$0.63
Diluted	$0.04	$0.004	$(0.003)	$0.63

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011

Prepaid expenses	$61,781	$103,841
Advances to suppliers	2,241,319	1,024,399
Security and other deposits	77,377	85,277
Advances to employees	554,916
Prepaid Interest	290	159,825
Other current assets	162,162	101,496
	$3,097,845	$1,474,838

Other non-current assets consist of the following:

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011

Trade and other sundry debtors	$120,738	$396,275
Other advances	126,125	352,348
	$246,863	$748,623

NOTE 5 – ACCOUNTS RECEIVABLES

The accounts receivable, net of allowances, amounted to $5,971,786 and $3,312,051, as of December 31, 2011 and March 31, 2011, respectively.  The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and the inherent credit risk.  Accounts receivable are not collateralized.

NOTE 6 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings.  Short-term borrowings consist of the following:

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011

Secured liabilities	$764,871	$901,343
	$764,871	$901,343

The above debt is secured by hypothecation of materials, stock of spares, work in progress, receivables and property and equipment, in addition to a personal guarantee of three India-based directors, and collaterally secured by mortgage of the relevant subsidiary’s land and other fixed properties of directors and their relatives.

NOTE 7 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011

Acquisition related payables	$1,000,000	$-
Other statutory dues payable	21,493	17,745
Employee related liabilities	70,110	77,147
	$1,091,603	$94,892

Other non-current liabilities consist of the following:

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011

Acquisition related payables	$3,000,000	$-
Special reserve	593,938	-
Sundry creditors	676,085	$1,209,479
	$4,270,023	$1,209,479

Acquisition related payables represent the estimated cash consideration payable in connection with the Acquisition of HK Ironman.  The current portion of the consideration represents the amount payable on the fulfillment of certain post-closing conditions.  The balance consideration represents the amount payable on the achievement of certain earnings related targets for the year ended March 31, 2012 or 2013.  The management believes that the classification of this amount as non-current is appropriate since the earn-out targets are not expected to be met in the year ended March 31, 2012 and are most likely to be met only in the year ended March 31, 2013.  Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

Pursuant to PRC laws and regulations, PRC Ironman is required to accrue a special reserve for safety of production.  The reserve is based on the volume of production of the mine times the defined ratios set by the government.  This special reserve should be used to improve safety of the manufacturing condition of the Subsidiary and is prohibited for the declaration of dividends.  As of December 31, 2011, the special reserve was $593,938 included as part of other non-current liabilities.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 9 – GOODWILL

The movement in goodwill balance is given below.

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011
Balance at the beginning of the period	$410,454	$6,146,720
Acquisition related goodwill (Refer Note 3)	643,117	-
Impairment loss	-	(5,792,849)
Effect of foreign exchange translation	(100,735)	56,583
	$952,836	$410,454

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

The Company, based on the impairment analysis, concluded that the fair value of the reporting unit, established on the basis of its recoverable value, was substantially lower than the carrying value.  Therefore, the goodwill balance allocated to the reporting unit was impaired.  The Company recorded an impairment loss relating to the goodwill balance amounting to $5,792,849.  For this impairment test, the Company considered all the recorded assets and liabilities of TBL at its respective fair values.  In relation to the fixed assets, the Company considered the fair values on the basis of independent valuations obtained while for the other current assets, the carrying values were determined by the Company and these were found to approximate their fair values.  There have been no further indicators in the three months and nine months ended December 31, 2011, and therefore the Company has not performed any specific impairment tests for the goodwill balance in books.

NOTE 10 – NOTES PAYABLE

During the three months ended December 31, 2010, the Company issued an additional 200,000 shares of Common Stock to each of Oliveira and Bricoleur (as defined below) pursuant to the effective agreements respectively as penalties for failure to repay the promissory notes when due.

In March 2011, the Company finalized agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”) and Bricoleur Partners, L.P. (“Bricoleur”) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates.  The Oliveira Note will be due on March 24, 2012, will bear interest at a rate of 30% per annum and will provide for monthly payments of principal and interest, which the Company may choose to settle through the issuance of equity shares at an equivalent value.  During the three months ended June 30, 2010, the Company made payments to Oliveira through the issuance of its common stock.  In its proxy dated July 31, 2011, the Company petitioned the shareholders to vote on the issuance of up to 5,000,000 shares in lieu of cash to settle the liability.  On October 28, 2011, the Company received shareholder approval for the issuance of up to 5,000,000 shares.  As of the date of this report, the Company has not issued more shares to Oliveira.  Interest for the three months ended December 31, 2011 has been accrued and the accrued interest has been classified as “accrued expenses”.

The Bricoleur Note was due on June 30, 2011 with no prior payments due and did not bear interest.  However, as of the date of this report, the Company is negotiating a further restructuring of this payable, but the same is not yet consummated.  The Company issued additional 688,500 shares of its common stock to Bricoleur on February 25, 2011, in connection with the extension of the term regarding the Bricoleur note.

The Company’s total interest expense was $174,353 and $307,630 for the three months ended December 31, 2011 and December 31, 2010 respectively.  No interest was capitalized by the Company for the three months ended December 31, 2011 and December 31, 2010.

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company had agreed to pay Integrated Global Network, LLC (“IGN LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination.  For the nine months ended December 31, 2011, a total of $36,000 was accrued as rent payable to IGN LLC out of which nil was outstanding as of December 31, 2011.

One of the Company’s subsidiaries, TBL, has an accounts receivable due from Sricon, an affiliate of the Company, amounting to $3,114,572.  This amount was advanced by TBL to Sricon to fund a bid on a new contract and provide the working capital requirement for the contract.  Subsequently, due to certain disputes that have arisen between Sricon and IGC, the receivable of $3.1 million remains outstanding.  Sricon is unwilling to pay the amount, as it seeks to offset the amount as an equity payment from IGC.  However, the amount was advanced from TBL, not from IGC, and TBL has no equity in Sricon.  Further, IGC and TBL are legally different companies and therefore TBL has legal remedies under Indian law.  The Company has engaged Indian counsel who is in the process of preparing the case to pursue the recovery of this receivable.  As of this date, the Company is continuing to pursue the recovery of the funds and has engaged in settlement talks with Sricon.  From an accounting perspective, the Company has fully provided for this receivable due to the dispute although it intends to pursue collection of this receivable through an appropriate legal process in India.  The said provision is contained in the selling, general and administrative expenses of the Company for the year ended March 31, 2011.

The Company has certain related party balances towards the Chairman of the subsidiary company – PRC Ironman.  As of December 31, 2011, the amount due and amount payable from/to the related party amounted to $239,947 and $310,643, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCY

During the three months ended December 31, 2011, the Company assumed Ironman’s lease agreement with the local village neighborhood committee to mine the hills.  According to this agreement, the Company needs to pay about $967,000 by November 2012.

As of the date of this report, the Company had no material contingent liabilities.

NOTE 13 – PROPERTY, PLANT AND EQUIPMENT

A summary of property and equipment is as follows:

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011
Plant and machinery	$9,192,169	$3,335,065
Vehicles	521,400	479,478
Building	297,687	351,147
Computer and other equipment	218,732	213,178
Office equipment	196,610	167,567
Land	11,226	10,870
Furniture and fixtures	87,803	87,768
Capital work-in-progress	2,833,264	137,696
Total Cost	13,358,891	4,782,769
Accumulated depreciation	5,337,285	3,551,008
Total, net	$8,021,606	$1,231,761

Depreciation expense for the nine months period ended December 31, 2011 and December 31, 2010 amounts to $169,225 and $659,002, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of December 31, 2011, the Company had granted 78,820 shares of common stock and a total of 2,786,450 stock options (1,413,000 granted in 2009 and 1,370,450 stock options granted during the three months ended June 30, 2011) to its directors and employees.  All of the options vested fully on the date of the grant.  The exercise price of each of the options is $1.00 and $0.56 per share, respectively, and each of the options will expire on May 13, 2014 and June 27, 2016, respectively.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively.  As of December 31, 2011, an aggregate of 116,030 shares of common stock remain available for future grants of options or stock awards under the 2008 Omnibus Plan.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of December 31, 2011:

Expected life of options	Granted in 2009	Granted in June 2011 quarter
	5 years	5 years
Vested options	100%	100%
Risk free interest rate	1.98%	4.10%
Expected volatility	35.35%	83.37%
Expected dividend yield	Nil	Nil

The volatility estimate was derived using historical data for the IGC stock.

NOTE 15 – COMMON STOCK

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

The registration statement for the initial public offering was declared effective on March 2, 2006.  The Company’s outstanding warrants are exercisable and may be exercised by contacting IGC or the transfer agent, Continental Stock Transfer & Trust Company.  The Company has a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.  If the Company calls the warrants, either the holder will have to exercise the warrants by purchasing the common stock from the Company for $5.00 or the warrants will expire.

The Company had 12,989,207 shares of common stock issued and outstanding as of March 31, 2010.  During the twelve months ended March 31, 2011, the Company also issued 30,000 shares of common stock to American Capital Ventures and Maplehurst Investment Group for services rendered and 9,135 shares to Red Chip Companies valued at $8,039 for investor relations related services rendered.

The Company also issued a total of 400,000 shares of common stock, as consideration for the extension of the loans under the promissory notes described in Note 10 - Notes Payable during the twelve months ended March 31, 2011.

In February 2011, the Company consummated another transaction with Bricoleur to exchange the promissory note held by Bricoleur for a new note with an extended repayment term.  The Company issued 688,500 shares of common stock valued at approximately $419,985 as consideration for the exchange, as discussed in Note 10 above.

In March 2011, the Company and Oliveira agreed to exchange the promissory note held by Oliveira for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares at a stated value over a specific term.  As of December 31, 2011, the Company has issued 1,570,001 shares of common stock valued at $798,176 to this debt holder, which constituted an element of repayment of principal as well as the interest in equated installments.

During the quarter ended December 31, 2011, the shareholders of the Company approved a transaction for the issuance of 31,500,000 equity shares to the owners of HK Ironman in exchange for 100% of the equity of the Company (refer to Note 3).  These shares were issued on December 31, 2011 and have been considered as outstanding as of this date.

Further, as set forth in Note 14, the Company has also issued 2,786,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as of December 31, 2011.

NOTE 16 – INCOME TAXES

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes.  In assessing the recoverability of its deferred tax assets, the management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  The management considers historical and projected future taxable income, and tax planning strategies in making this assessment.

The Company did not record any income tax benefit (net of valuation allowance) or expense for the three months ended December 31, 2011.  The operations of the Company have continued to sustain losses during the current quarter.  As a result, there are no taxable profits that would entail an income tax expense.  Further, in March 2011, the Company created a valuation allowance for the entire balance of deferred tax assets due to the continued losses sustained by the Company.  Given that the Company continues to sustain losses during the current quarter, the Company believes that it is appropriate to not record any income tax benefit in the form of deferred taxes (net of valuation allowance).  Refer to Note 20 - Income Taxes to the audited financial statements contained in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for more details on utilization of tax assets.

The Company recorded a corresponding income tax benefit amounting to $20,212 and $475,226 for the three months and nine months ended December 31, 2010 respectively.

As of December 31, 2011, the Company has a deferred tax asset amounting to $180,929 and deferred tax liabilities amounting to $849,877.  These deferred tax assets and liabilities relate to the Acquisition of HK Ironman as of December 31, 2011 and, accordingly, have been recorded as an adjustment to the purchase price.  The management of the Company believes that the acquired entity will continue to make profits in the future and hence the recognition of the deferred tax asset is appropriate.  The deferred tax assets relate to the differences between the tax base and book base of certain liabilities, which are tax deductible on payment as per the applicable tax laws in China.  The deferred tax liability relates to the fair value adjustment in relation to the intangible asset in the form of land-use rights.

The Company reinvests all the accumulated undistributed earnings of foreign subsidiaries indefinitely.  Accordingly, the Company has not recorded any deferred taxes in relation to such undistributed earnings of its foreign subsidiaries.  It is impracticable to determine the undistributed earnings and the additional taxes payable when these earnings are remitted.

NOTE 17 – SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  Operating segments are components of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker (“CODM”) to decide how to allocate resources and evaluate performance.  The Company's CODM is considered to be the Company's chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance.  Therefore, the Company has determined that it operates in a single operating and reportable segment.

As of now, the reports that are available to the CEO do not contain account information for the separate entities in India and China used for the purposes of consolidation.  After the Acquisition of Ironman, the Company is in the process of revising its CODM reports to capture details relating to the Acquisition separately.  Accordingly, the Company expects to review and ultimately revise the segments that would be reported for the quarter and year ended March 31, 2012.

NOTE 18 – SHARES POTENTIALLY SUBJECT TO RESCISSION RIGHTS

On July 14, 2010, the Company filed audited financial statements on Form 10-K for the year ended March 31, 2010, that included a qualified opinion from the Company's auditors pending completion of their audit procedures in respect of the deconsolidation of one of the Company's subsidiaries.  The Company subsequently filed an amended Form 10-K, which included an unqualified audit opinion.

On January 19, 2011, the SEC notified the Company that the financial statements filed on July 14, 2010 did not comply with the requirements of Rule 2-02 under Regulation S-X for audited financial statements because the financial statements contained a qualified opinion.  As noted above, the amended Form 10-K filed on January 28, 2011 contains audited financial statements with an unqualified opinion that comply with Rule 2-02.  The SEC indicated that, as the initial Form 10-K filed on July 14, 2010 was deficient as a result of the inclusion of the qualified audit opinion, it was deemed not to have been filed with the SEC in accordance with applicable requirements, thus making the Company delinquent in its filings with the SEC.

The SEC informed the Company that as a result of the deemed failure to timely file a Form 10-K, it was the SEC Staff's view that as of July 14, 2010 the Company ceased to be eligible to use SEC Form S-3 for the registration of the Company's securities.  As the financial statements included in the original Form 10-K were also included in a registration statement on Form S-1 (File No. 333-163867), pursuant to which the Company offered its common stock and warrants to purchase common stock in December 2010 (the “December 2010 Offering”), the SEC also indicated that such registration statement failed to comply with the requirements of Form S-1 due to the lack of the inclusion of unqualified audited financial statements.

In view of the foregoing, it is possible that any sale of the Company's securities pursuant to the Company's registration statements on Form S-3 since July 14, 2010 will be deemed an unregistered sale of securities.  Since July 14, 2010, the Company has sold an aggregate of 2,292,760 shares of its common stock for an aggregate gross price of $1,690,866 pursuant to an at-the-market offering (“ATM”) of its common stock on Form S-3 (File No. 333-160993) between September 7, 2010 and January 19, 2011.  In addition, the Company may be deemed to have made unregistered sales of the 2,575,830 shares of common stock and warrants to purchase an aggregate of 858,610 shares of common stock at an exercise price of $0.90 per share sold for an aggregate gross purchase price of $1,545,498 sold pursuant to such registration statement with respect to the December 2010 Offering.  Alternatively, to the extent that the sales are deemed be registered, as a result of being sold pursuant to registration statements declared effective by the SEC as the registration statements in question either incorporated, in the case of the Form S-3 or included, in the case of the Form S-1, a qualified audit report the registration statements could be deemed to be materially incomplete.

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

The exercise of any applicable rescission rights is not within the control of the Company.  As of December 31, 2011, the Company had 4,868,590 shares that may be subject to the rescission rights outside stockholders’ equity.  These shares have always been treated as outstanding for financial reporting purposes.  As of the date of this report, the Company has not received any claims of rescission.

NOTE 19 – INVESTMENTS-OTHERS

Investments – others for each of the periods ended December 31, 2011 and March 31, 2011 consist of the following:

	All amounts in USD
	As of
	Dec 31, 2011	March 31, 2011

Investment in equity shares of an unlisted company	$57,188	$67,355
Investment in partnership (SIIPL-IGC)	708,872	810,508
	$766,060	$877,863

NOTE 20 – OTHER INCOME

Other income for the three months ended December 31, 2011 and December 31, 2010 consists primarily of the income/(loss) relating to the translation of the foreign currency denominated balances primarily consisting of inter-company receivable due to the parent company.  The significant depreciation of the Indian rupee against the U.S. dollar has resulted in an unrealized loss arising from the rupee denominated receivable in the books of the parent company.

NOTE 21 – IMPAIRMENT

For the year ended March 31, 2011, the Company conducted an impairment test on the investment in Sricon.  Effective October 1, 2009, the Company diluted its investment in Sricon from 63% to 22%.  Post-dilution, the Company continued to account for the investment in Sricon based on the equity method of accounting.  However, the Company entered into a management dispute with Sricon after the Company was not able to obtain the financial statements of Sricon after March 31, 2010.  The Company conducted an impairment test based on the information available with it and the recoverable value of assets that it could ascertain.  Based on such an impairment test, the Company had concluded that the investment in Sricon needed to be impaired by $2,184,599.  There have been no further indicators for impairment in the current quarter and accordingly, the Company has not conducted an impairment test for the three months ended December 31, 2011.

NOTE 22 – RECONCILIATION OF EPS

For the three months ended December 31, 2011 and 2010, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, and shares issued in connection with debt and shares issued to employees, directors and vendors.  The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct, and employee options.  The UPO issued to the underwriters (1,500,000 shares) is not considered as the strike price for the UPO is “out of the money” at $6.50 per share.  The historical weighted average per share, for our shares, through December 31, 2011, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding used for the computation of basic EPS is 21,301,092 and 20,880,604 for the three months and nine months ended December 31, 2011.  Owing to the loss incurred during the three months and nine months ended December 31, 2011, all of the potential equity shares are anti-dilutive and, accordingly, the diluted EPS is equal to the basic EPS.

NOTE 23 – CERTAIN AGED RECEIVABLES

The accounts receivable as of December 31, 2011 and March 31, 2011 include certain aged receivables in the amount of $1.95 million and $2.37 million respectively.  These receivables are due from the National Highway Authority of India (NHAI) and the Cochin International Airport.  The Government of India owns NHAI and the Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of December 31, 2011 and March 31, 2011.  These receivables have been classified as current for the following reasons:

TBL worked on the building of an airport runway at the Cochin International Airport and a road and associated bridges on a highway for the NHAI.  During the execution of these projects, the clients of the Company requested several changes to the engineering drawings.  The claims of the Company against each of the clients involve reimbursement of expenses associated with the change orders and variances as well as compensation for delays caused by the client.  The delay part of the claim involves equipment that is idle on the job, including interest or lease charges for the equipment while it is idle, workers that are idle, among others.  The expense reimbursement involves cost of material including the escalation in the cost of materials, and other charges.  These invoices were disputed by the clients and referred to arbitration.  The process of arbitration involves each party choosing an arbitrator and the arbitrators appointing a third chief arbitrator.  Each party then presents its case over several months and the arbitrator makes an award.

The receivables occurred and became due when TBL won two separate arbitration awards against each of these organizations.  The arbitration awards were first reported and booked in the year ended March 31, 2010.  The arbitration awards stipulate that interest be accrued for the period of non-payment.  However, the receivables do not have an interest component, as the Company will try to use the accrued interest as negotiating leverage for an earlier payment.  Although the receivables are contractually due, and hence its classification as current, it may take the Company anywhere from the next 30 days to two years to actually realize the funds, depending on how long these organizations want to delay payment.  The Company continues to carry the full value of the receivables, without interest and without any impairment, because the Company believes that there is minimal risk that these organizations will become insolvent and be unable to make payment.

NOTE 24 – SUBSEQUENT EVENTS

As of December 31, 2011, the Company had 4,868,590 shares that may be subject to the rescission rights outside stockholders’ equity.  (Please refer to Note 18).  These rescission rights resulted from the deficiency in the filing of the Form 10-K for the year ended March 31, 2010.  These rescission rights expire after a period of one year from the date on which the deficiency is subsequently rectified.  The Company filed a revised Form 10-K for the year ended March 31, 2010 on January 28, 2011 and thereby rectified the deficiency.  Consequently, the rescission rights on the shares issued during this period of deficiency lapsed on January 28, 2012.  These shares will be included as common stock issued and outstanding in the financial statements for the year ended March 31, 2012. The Company expects to reverse the rescission reserve in its balance sheet as of March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on Form 10-K/A (Amendment No. 2) on November 2, 2011.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K/A (Amendment No. 2) filed on November 2, 2011, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in the Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended March 31, 2011 filed with the SEC on November 2, 2011.

Amendment No. 2 to the Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended March 31, 2011, which was filed with the SEC on July 14, 2011 (the "Form 10-K"), as amended by Amendment No. 1 to the Annual Report on Form 10-K/A, which was filed with the SEC on July 27, 2011.  This Form 10-K/A (Amendment No. 2) was filed to supplement certain sections of the Form 10-K for the purpose of providing additional disclosure in response to comments received from the Staff of the SEC in connection with a review of our Form 10-K.

Were appropriate in the following discussion, we refer to HK Ironman and its subsidiary PRC Ironman collectively as Ironman.

Overview

In response to the increased demand for infrastructure-related construction in India and China, IGC’s focus is to supply construction materials in India and to China as well as execute infrastructure projects.  We do this entirely through our subsidiaries.  We supply construction materials such as iron ore and rock aggregate to the construction industry.  We build interstate highways, rural roads, and execute civil works in high temperature cement and steel plants.  We own and operate rock aggregate quarries.  We are pursuing joint venture partnerships with mine owners and have applied for licenses to mine iron ore in India.  We have customers in India and China and are exploring other regional opportunities.  We also actively continue to pursue joint venture partnerships with mine owners for Acquisition of mines and mining rights and have started materializing our efforts by acquiring PRC Ironman thru HK Ironman in China.

India Globalization Capital, Inc. (IGC)

India Globalization Capital, Inc. (“IGC” or the “Company”), organized under the laws of the State of Maryland on April 29, 2005, was originally formed as a publicly traded “blank check” vehicle for the acquisition of one or more operating businesses through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2008, IGC completed the acquisition of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Both companies are focused on the infrastructure industry.  Currently, IGC owns 77% of TBL and 22% of Sricon.  IGC operates rock aggregate quarries and exports iron ore to China.  IGC has identified the infrastructure materials business as a high growth business in both India and China as this is fundamental to the long-term development of Chinese and Indian infrastructure.

Based on the past several years of purchasing and projected need in the near future for infrastructure projects, IGC’s management believes that strong demand for iron ore in India and in China will continue over the medium and long term, as both countries become leading global economies.  IGC’s management believes that though China’s appetite for iron ore will continue to be strong, other countries, including countries that have iron ore to export, especially India will eventually restrict the export of high-grade iron ore, as it will be required for internal use.  However, IGC believes that this restriction will not likely be made on low-grade iron ore, as restricting both would mean a substantial curtailment of much needed foreign exchange and export revenue.  The Acquisition would allow IGC to adopt an aggressive strategy of shipping low-grade ore to China and processing it there into high-grade ore.  IGC’s management believes this Acquisition will add substantial synergies to IGC’s iron ore business, as well as develop a strong base in China.  The mailing address of our principal executive office is 4336 Montgomery Avenue, Bethesda, MD 20814 and our telephone number is 301-983-0998.

HK Ironman

HK Ironman was incorporated as H&F Ironman Limited, a private limited company, on December 20, 2010 in Hong Kong with a registered office at Room 17 6/F Shun on Commercial Building 112-114, Des Voeux Road Central, Hong Kong.  HK Ironman’s sole asset is its ownership of a 95% equity interest in Linxi He Fei Economic and Trade Co., Ltd. (“PRC Ironman”), which was incorporated in China on January 8, 2008.  HK Ironman was formed for the express purpose of acquiring and owning PRC Ironman.  HK Ironman acquired PRC Ironman in January 2011.  As a result of that Acquisition, PRC Ironman is now considered an equity joint venture (“EJV”) because of its foreign ownership through HK Ironman.

PRC Ironman

PRC Ironman is engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plant on 2.2 square kilometers of hills, with iron ore deposits of more than three million tons in southwest LinXi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, which is located 250 miles from Beijing, 185 miles from Tianjin Port and 125 miles from Jinzhou Port and well connected by roads, planes and railroad.  PRC Ironman is a Sino-foreign equity joint venture (“EJV”) established by both foreign and Chinese investors (i.e., Sino means “China” herein).  HK Ironman, a Hong Kong based company owns 95% of PRC Ironman, and Mr. Zhang Hua, a Chinese citizen owns the remaining 5%.  An EJV is a joint venture between a Chinese and a foreign company within the territory of China.

PRC Ironman’s technique for extracting ore consists of two processes.  First, naturally occurring sand mixed with sparse amounts of iron ore is processed through a magnetic separator where magnets attracts the iron dust; the separation of iron from the sand is called a dry separation process.  This is followed by mixing the material with water and processing the slurry through a wet magnetic separator, further purifying the material until it extracts ore that is 65-67% iron content.  PRC Ironman currently mines the ore from the surrounding hills or buys sand and low-grade ore from Mongolia, processes the material to produce 66% Fe ore, and then sells the high-grade ore to steel mills and other traders in China.  Its customers are mostly traders and steel mills located mostly around the port of Tianjin, China.

PRC Ironman has received a license to operate the beneficiation plant on a specific acreage of land in Inner Mongolia through August 2018.  In addition, PRC Ironman has a business license, which was amended on November 28, 2011, to reflect HK Ironman’s new ownership of PRC Ironman, effective January 2011.  PRC Ironman’s business objective is to operate and grow an environmentally friendly company that extracts and processes ore from barren hills and leaves in its place green acreage.  PRC Ironman is located in southwest LinXi in the autonomous region of Inner Mongolia.  PRC Ironman’s office is in the capital city of Chifeng.  It has access via highways to Tianjin port, which gives us access to steel mills in the northeastern part of China.  PRC Ironman customers come to its site to pick up the refined and processed high-grade ore.

Company Overview

We are a materials and construction company offering a suite of services including: 1) the export of iron ore to China and supply of ore to the Indian markets, 2) operations and supply of rock aggregate, and 3) the civil construction of roads and highways.   Our present and past clients include various Indian government organizations and steel mills in China.   Including our subsidiaries, we have approximately 251 employees and contractors. We are focused on building out rock aggregate quarries, setting up relations and export hubs for the export of iron ore to China and winning construction contracts.

Our business model is as follows:

1.	We beneficiate and supply iron ore to China and trade in ore in the Indian markets.

2.	We supply rock aggregate to the construction industry in India and trade in other construction materials in the Indian markets, and

3.	We bid and execute construction and engineering contracts.

Our expansion plans include building out 10 rock aggregate quarries to create a one-stop shop for rock aggregate (a business currently not prevalent in India); obtaining licenses for the mining of iron ore in India and acquiring other mines and beneficiation plants in order to fill customer orders from China; and winning and executing construction contracts.

Prices of ore have moved from a high of $180 per ton at the end of 2010 to about $110 per ton at the end of 2011 and appear to be moving back up to the $125-$140 per ton range.

We now operate a beneficiation plant through our subsidiary in China, Ironman. We mine, extract and process high-grade iron ore from the sand located in the hills of Inner Mongolia.  We currently operate on an area of 2.2 square kilometers. In addition, we recently acquired 1.33 square kilometers of mining land. At $127 per ton, our total estimated reserves of iron ore is about $550 million.

We currently operate one beneficiation plant and we are in the process of building a second more advanced plant on the newly acquired site.

Ironman’s plant extracts iron ore from the sand by using two processes. The first process is a dry separation process. Trucks of sand are poured into a separator that employs 19 magnets. The magnets separate the sand from the iron ore. In one day, Ironman may process as much as 30,000 tons of sand through the dry separators. The second process is a wet process, which involves mixing the processed sand and ore with water and then using magnets to separate the ore from the slurry. About 70 trucks of sand are ultimately beneficiated into one truck of high-grade ore. The entire process is continuous and runs during daylight. The sand that is separated from the ore is redistributed to the hills. The water is filtered and reused up to three times before pumping it to grass, plants and shrubs that are planted in the hills to create a sustainable environment. Ironman maintains an English language web site at www.hfironman.net.

Core Business Competencies

As the infrastructure in India and China is built out and modernized, the demand for basic raw materials like stone aggregate but especially iron ore (steel) is very high and expected to increase.

We offer an integrated set of services to our customers based upon several core competencies. This integrated approach provides us with an advantage over our competitors.  Our core business competencies are:

1.	A sophisticated, integrated approach to project modeling, costing, management, and monitoring.
2.	In-depth knowledge of southern and central Indian infrastructure development as well as knowledge, history and ability to work in Inner Mongolia and Mongolia.
3.	Knowledge of low cost logistics for moving commodities across long distances in specific parts of India as well as knowledge of logistics in the autonomous region of Inner Mongolia.
4.	In-depth knowledge of the licensing process for mines in Inner Mongolia and southern and central India and for quarries in southern and central India.
5.
 Strong relationships with several important construction companies and mine operators in southern and central India and strong relationships at the appropriate levels of government in the autonomous region of Inner Mongolia.

6.	Great access to the sand ore in the hills of Inner Mongolia

Our core business areas are:

1.
Mining and trading.  Our mining and trading activity currently centers on the export of iron ore to China and the resale of iron ore to traders in India.  India is the fourth largest producer of iron ore.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014.  This growth will increase China’s already large demand for steel.  China, which accounted for 648 million metric tons of steel production in 2010, is expected to produce between 690 million and 710 million metric tons in 2011.  As The Wall Street Journal reported, this production is expected to be almost half of total global output.  China is also a net importer of iron ore from Australia, Brazil, India and other countries.  China is the largest mineral trader in the world accounting for 25% of the trading in 2010.  The iron ore and steel global trade in 2010 was about $395 billion and China accounted for $83 billion or 21.1 % of the global trade.

Global prices for iron ore are set through negotiations between China Steel and the large suppliers Rio Tinto, BHP Billiton, and Vale.  Once prices are set, the rest of the global markets follow that pricing.  Prices for iron ore have increased about seven fold from 2003 to a high of $180 per metric ton at the end of 2010.  In 2011, iron ore prices have been between $130 and $150 per metric ton.  We believe that IGC is well positioned to provide some Chinese steel mills with the iron ore needed to meet their demand.  Our subsidiary IGC Mining and Trading Private Limited (IGC-IMT), based in Chennai, India, and our subsidiary Ironman are engaged in the iron ore business.  The IGC-IMT has relationships and in some cases agreements with mine owners in Orissa and Karnataka, two of the largest ore mining belts in India.  In addition, it operates facilities at seaports on the west coast of India and to a lesser extent on the east coast of India.  The facilities consist of an office and a plot of land within the port to store iron ore.  IGC-IMP services a customer in China by buying ore from Indian mine owners, transporting it to seaports and then subcontracting stevedores to load the ships.

Ironman is engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plant on 2.2 square kilometers of hills, with iron ore deposits of well over 3 million tons.  The beneficiation process, which converts low-grade ore to high-grade ore through a dry and wet separation process, provides IGC with a platform in China to expand its business, which includes to ship low-grade iron ore, which is available for export in India, to China and convert the ore to higher-grade ore before selling it to customers in China.  Ironman’s customers include local traders and steel mills near the port of Tianjin and steel mills located there.  This area has excellent access roads consisting of multi-lane highways.  Our staff is experienced in delivering and managing the logistics of ore transport.  Even with the acquisition of Ironman, our share of the iron ore market is less than 1%.  However, we have an opportunity to consolidate and grow our market share in a specific geographic area.

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

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Nine months ended December 31, 2011	Nine months ended December 31, 2010
TBL	1%	32%
IGC-IMT	86%	62%
IGC-MPL	13%	5%
IGC-LPL	0%	1%
PRC Ironman	-%	-%
Total	100%	100%

Customers

Our present and past customers include the National Highway Authority of India, several state high way authorities, the Indian railways, private construction companies in India, and several steel mills in China, including local traders and steel mills near the port of Tianjin.

Construction contract bidding process

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

Growth strategy and business model

The world’s most commonly used metal is steel.  The key ingredient in steel is iron ore representing almost 95% of all metals used per year worldwide.  Iron ore is the most abundant rock-forming element and composes about 5% of the earth’s crust.  Iron ore is the primary material from which iron and steel products are made.  These products are widely used around the world for structural engineering applications and in maritime purposes, automobiles and general industrial applications.  Consumption of iron ore is constantly growing.  China is currently the largest consumer of iron ore, which translates to be the world's largest steel producing country, and is the largest importer of iron ore and steel.  China imports almost half of the iron ore mined worldwide.  Supply of iron ore comes from China, India, Australia, Brazil and several other parts of the world.  Iron ore is mined from the earth and is the raw material used to make pig iron, which is one of the main raw materials to make steel.  According to an October 26, 2009, Financial Times article, iron ore is “more integral to the global economy than any other commodity, except perhaps oil.”

Industry reports indicate that Chinese steel consumption has continued to grow even through the global economic downturn, as China’s economy only modestly decelerated from its previous multi-year growth trajectory.  Industry experts predict that growth in Chinese consumption is expected to remain a key driver for the global steel industry for a number of years to come.  According to the World Steel Association, world crude steel production was 119 million metric tons (mmt) in January 2011, an increase of 5.3% from January 2010.  In 2010, world crude steel production reached a record 1,414 mmt, up 15% year over year.  China’s crude steel production for January 2011 was 52.8 mmt, up 0.5% year over year.

In China, the iron ore industry is broadly divided into mining and processing.  The companies that hold mining licenses mine ore and sell it to steel mills directly or to processing plants.  The processing plants convert ore into high-grade ore, like Ironman, or into pellets that are then sold to steel mills.  Typically, low-grade ore is ore that has an iron (Fe) content of less than 52% and high-grade ore is ore with a Fe content of over 52%.  The processing involves the extraction of iron ore from sand and dirt at beneficiation plants.  The beneficiation process involves crushing and separating ore into valuable substances or waste by any of a variety of techniques.  Ironman’s beneficiation plant extracts iron ore from a dry magnetic separation process followed by a wet separation process.  PRC Ironman currently either mines ore from the hills of Inner Mongolia in their designated acreage or it buys sand and low-grade ore from Mongolia, processes the material to produce 66% Fe ore, and then sells the high-grade ore to steel mills and other traders in China.  Its customers are mostly traders and steel mills located mostly around the port of Tianjin, China.

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

4)	Consummate strategic acquisitions that would enable us to expand operations and markets in our identified areas of expertise.
5)	Expand the number of recurring contracts for infrastructure build-out to customers that can benefit from our portfolio of offerings.

Competition

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

Rock aggregate is generally supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances.  We fill this gap by providing high quality material in large quantities.  Further, we expect to install a large iron ore crusher that can grind ore pebbles into fine ore particles, providing a value added service to the smaller mine owners.  We compete on price, quantity and quality.  Iron ore is produced in India, where our core assets are located, and exported to China.  While this is a fairly established and relatively efficient market, we compete by aggregating ore from smaller suppliers who do not have direct access to customers in China.  As mentioned before, Ironman’s beneficiation plant is located 185 miles from the port of Tianjin.  Other than about 10 kilometers of dirt road leading over a bridge and over the hills, the access to Tianjin port and steel mills located there is excellent consisting of multi-lane highways.  The competition in the immediate area consists of three other operators and is fairly limited mainly because demand for ore within China is high and market can absorb almost any amount of ore that is produced.

Seasonality

There is seasonality in our business as outdoor construction activity in India slows down during the Indian monsoons typically experiencing naturally recurring seasonal patterns throughout India.  The northeast monsoons historically arrive on June 1 annually, followed by the southwest monsoons, which usually continue intermittently until September.  Historically, the business in the monsoon months is slower than in other months because of the heavy rains.  Activities such as engineering and maintenance of high temperature plants are less susceptible to weather delays, while the iron ore export business slows down somewhat due to the rough seas.  Flooding in the quarries can slow production in the stone aggregate industry during the monsoon season.  However, our quarries build stone reserves prior to the monsoon season.  The monsoon season has historically been used to bid and win contracts for construction and for the supply of ore and aggregate in preparation for work activity when the rains abate.

In 2011, the area of Chifeng and Inner Mongolia was subject to inclement weather.  Typically, the months of May through September are rainy.  On average, the rainfall is between 1.1 inches per month to a high of 4.7 inches per month, typically in July.  This level of rainfall is not disruptive to the production of ore and in most cases, the plant is operational.  However, in 2011, the area received very heavy rainfall that caused flooding through the region.  It had a serious impact on PRC Ironman’s operations, as PRC Ironman could not operate the mines and the plant for over four months.  The heavy rains and flooding destroyed over 16,000 houses and over 6,000 hectares of farmland.  It also destroyed the bridge connecting our production facilities to the main highways.  No damage was sustained to the plant because the plant is located high in the hills.  However, during that time PRC Ironman was unable to produce ore.  The rains have since stopped, the floodwaters have receded and PRC Ironman is back in operation.

Employees and consultants

As of December 31, 2011, we employed a work force of approximately 251 employees and contract workers in the US, India, China, Hong Kong and Mauritius.  Employees are typically skilled workers including executives, engineers, accountants, sales personnel, welders, truck drivers, and other specialized experts.  Contract workers require less specialized skills.  The truck drivers tend to be contract workers.  We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions, and provided United States work assignments, technology training, and other fringe benefits.  Ironman tends to be the employer of choice as there are very few industries in the area it operates.  We hope that our efforts will make our other companies more attractive.

Environmental regulations

India and China have strict environmental, occupational, health and safety regulations.  In most instances, the contracting agency regulates and enforces all regulatory requirements.  As part of the mandate in the area, Ironman has undertaken a conservation effort as well as an effort to create a sustainable environment.  Ironman actively plants grass and shrubs in the hills after they are excavated and uses the water from the processing plant to irrigate the grass and shrubs.  We internally monitor and manage regulatory issues on a continuous basis.  We believe that we are in compliance with all the regulatory requirements of the jurisdictions in which we operate.  Furthermore, we do not believe that compliance will have a material adverse effect on our business activities.

Current Chinese currency revaluation

Bloomberg News reported on December 21, 2010 that U.S. Senators are strongly encouraging China to hold up to their promise to re-institute a “managed floating exchange rate.”  China may continue to institute a managed floating exchange rate regime that is tied to a basket of foreign currencies for the next eight or nine years, the China Securities Journal announced August 4, 2011.  However, the RMB (the official currency of the People's Republic of China) is unlikely to be floated freely in the near term as the country's economy faces internal difficulties during its reform drive and external uncertainties of the global economy according to experts.  Generally, the RMB is the best performer of the BRIC countries and has appreciated 24% to the dollar in the past decade.  If a similar appreciation occurs, it will increase the purchasing power of Chinese steel mills buying iron ore, which is traded in U.S. dollars.  Chinese firms could buy more ore, even at a higher price, and IGC would benefit from an appreciation of the RMB.

Information and timely financial reporting

Our operations are located in India and now China where the respective accepted accounting standards are the Indian GAAP and the Chinese GAAP.  In many cases, the Indian GAAP and the Chinese GAAP are not congruent with the U.S. GAAP.  Indian and Chinese accounting standards are evolving toward IFRS (International Financial Reporting Standards).  We engage independent public accounting firms registered with the U.S. PCAOB to conduct an annual audit of our financial statements.  The process of producing financial statements is at times cumbersome and places significant demands upon our existing staff.  We believe we are still some time away from having processes and adequately trained personnel in place to meet the reporting timetables set out by U.S. reporting requirements.  Until then we may, on occasion, have to file for extensions to meet U.S. reporting timetables and it is possible that we may fail to meet these time tables.  Failure to file our reports in a timely fashion can result in severe consequences including the potential delisting of our securities.  In addition, our access to capital may become more difficult or limited if we fail to meet reporting deadlines.  We will make our annual reports, quarterly reports, proxy statements, and up-to-date investor presentations available on our website, www.indiaglobalcap.com, as soon as they are available.  Our SEC filings are also available, free of charge, at www.sec.gov.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenue - Total revenue was $987 thousand for the three months ended December 31, 2011, as compared to $484 thousand for the three months ended December 31, 2010.  The primary reason for the increase in revenues of $503 thousand is the increased focus in the domestic trading of steel in the current quarter.  The corresponding period in the previous year was impacted by the ban imposed on the export of iron ore from the state of Karnataka, India.  While the regulatory restrictions continue, we have, in the current quarter, focused our attention to other avenues of revenue generation.

Cost of Revenue (excluding depreciation and amortization) – Cost of revenue is exclusive of depreciation and amortization.  Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials for the two primary revenue generating activities of the Company during the current quarter – trading of steel and rock aggregates.  Cost of revenue for the three months ended December 31, 2011 was about $1,024 thousand as compared to $457 thousand for the three months ended December 31, 2010.  The increase in cost of revenue as a percentage of revenue from 94.48% to 103.85% is primarily due to the focus on the trading of steel at slightly lower margins and the existence of fixed costs, which continue to be incurred irrespective of the volumes.

Selling, General and Administrative - Selling, general and administrative expenses were $969 thousand for the three months ended December 31, 2011 compared to $1,055 thousand for the three months ended December 31, 2010. In this quarter, we included $400 thousand of one-time charges related to the Acquisition of Ironman. The selling, general and administrative expenses are generally fixed in nature and include travel, rent, consultancy charges, insurance and legal and professional fees.

Depreciation – The depreciation expense was $42 thousand in the three months ended December 31, 2011 as compared to $462 thousand in the three months ended December 31, 2010.

Interest and other financial expense – The interest expense and other financial expense for the three months ended December 31, 2011 were $174 thousand compared to $308 thousand for the three months ended December 31, 2010.  The interest expense for the two periods primarily relates to the interest recorded on the debt that has been incurred by the parent company.  The decrease in interest payments is due to a decrease in the outstanding debt.  Most of the interest expense continues to be non-cash.  If the Company raises additional equity capital and uses the proceeds to repay the existing long term debt, we expect a significant reduction in this interest expense.  However, there is currently no guarantee that the Company would be in a position to do this.

Other income – Other income primarily consists of foreign exchange gain arising from the restatement of the inter-company receivables denominated in Indian rupees in relation to payables to the U.S. entity.  The significant loss of $716 thousand incurred in the current quarter is primarily attributable to the unrealized exchange losses arising from the restatement of the rupee denominated receivables from the subsidiary companies in the books of the parent company (IGC), whose functional currency is the USD.

Share in profit of joint venture – For the three months ended December 31, 2011, the Company has recorded a loss amounting to $34 thousand resulting from its share in the joint venture that is reflected as another investment in the balance sheet.  The joint venture primarily operates in the rock aggregate crushing and trading business.  We are also entitled to an interest on the capital that is invested in this joint venture.  During the three months ended December 31, 2011, we have earned interest amounting to $25 thousand, which has been recorded separately from the share in profit as interest income.  The joint venture operates one crusher and for the three months ended December 31, 2011, it has generated revenue approximating to $879 thousand, which is not reflected in the consolidated revenue.

Income tax benefit/(expense) – For the three months ended December 31, 2011, the Company has not recorded any income tax benefit or expense.  The Company continues to incur losses on its operations, which have resulted in taxable losses.  Therefore, in the absence of any taxable gain, the Company has not recorded an income tax expense.  Further, given that the Company has significant carry forward losses, as a matter of prudence, the Company has created a full valuation allowance on all the deductible differences including carry forward losses.  However, the Company continues to believe that these would be recoverable in the future.  For the three months ended December 31, 2010, the Company recorded a net income tax benefit of $20 thousand, which primarily related to the tax assets created in respect of the Indian subsidiaries for the differences between the book base and tax base of assets and liabilities.

Consolidated Net Income (loss) – Consolidated net loss for the three months ended December 31, 2011 was $1,914 thousand compared to a consolidated net loss of $1,762 thousand for the three months ended December 31, 2010. The consolidated net loss of $1,914 thousand for the three months ended December 31, 2011 includes a total loss of $1,218 thousand of which $400 thousand was related to the Acquisition of Ironman and $818 thousand relates to foreign exchange translation losses.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

Revenue - Total revenue was $2,959 thousand for the nine months ended December 31, 2011, as compared to $3,294 thousand for the nine months ended December 31, 2010.  The lower revenue in 2011 is due to curtailed operations in the iron ore business because of an export ban imposed by the state of Karnataka, India.

Cost of Revenue (excluding depreciation and amortization) – Cost of revenue is exclusive of depreciation and amortization.  Cost of revenue consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs.  It also includes the cost associated with buying raw materials. Cost of revenue for the nine months ended December 31, 2011 was $2,903 thousand compared to $3,054 thousand for the nine months ended December 31, 2010.

Selling, General and Administrative – Selling, general and administrative expenses were $2,354 thousand for the nine months ended December 31, 2011 compared to $2,399 thousand for the nine months ended December 31, 2010. In the quarter ended December 31, 2011, we included $400 thousand of one-time charges related to the Acquisition of Ironman. The decrease in selling, general and administrative expenses during the current period is primarily due to the reduction of many variable expenses, such as travel, in line with the reduction in the revenue.  The decrease is however offset by an increase due to the issuance of stock options to certain managerial employees, amounting to $235 thousand, and to an increase in certain legal and accounting expenses arising from the Acquisition of Ironman.
Interest and other financial expenses – The interest expense and other financial expenses for the nine months ended December 31, 2011 were $624 thousand as compared to $1,075 thousand for the nine months ended December 31, 2010.  The corresponding period in the previous year included a cost amounting to $356 thousand on account of restructuring of certain notes payable, which was not incurred in the current year.  The balance interest expense for the two periods primarily relates to the interest recorded on the debt that has been incurred by the parent company.  The decrease in interest payments is due to a decrease in the outstanding debt.  Most of the interest expense continues to be non-cash.  If the Company raises additional equity capital and uses the proceeds to repay the existing long term debt, we expect a significant reduction in this interest expense.  However, there is currently no guarantee that the Company would be in a position to do this.

Income tax benefit/(expense) – There was no  provision for income taxes in the nine months period ended December 31, 2011 compared to a tax benefit of $475 thousand for the same period in 2010.

Consolidated Net Income (loss) – Consolidated net loss for the nine months ended December 31, 2011 was $3,583 thousand compared to a consolidated net loss of $3,212 thousand for the nine months ended December 31, 2010.  The consolidated net loss of $3,583 thousand for the nine months ended December 31, 2011 includes a total loss of $1,453 thousand of which $400 thousand was related to the Acquisition of Ironman, $818 thousand relates to foreign exchange translation losses and $235 thousand relates employee stock options.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the nine-month period ended December 31, 2011 and 2010.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities.  During the nine months ended December 31, 2011, cash used for operating activities was $1,198 thousand compared to cash used for operating activities of $2,207 thousand during the nine months ended December 31, 2010.  The uses of cash in the nine months ended December 31, 2011 relate primarily to the payment of general operating expenses of our subsidiary companies.  The losses from our operations have primarily contributed to this utilization of cash for our operations.  The significant contributor to the reduced cash out flow during the current nine months is the realization of some of the accounts receivables and other long term deposits.

During the nine months ended December 31, 2011, investing activities from continuing operations provided $4,230 thousand of cash as compared to $8 thousand provided during the same period in 2010.  The cash from investing activity comes primarily from the cash inflow arising from the Acquisition.  The entire settlement of purchase consideration till date has been done through the issuance of IGC’s common stock.  The inflow of cash was primarily due to release of restricted cash during the nine months mentioned above, amounting to $1,554 thousand.

Financing cash flows from continuing operations generally consist of transactions related to our debt and equity structure.  The cash inflow from financing activities for the nine months ended December 31, 2011 amounted to $8 thousand.  In the nine months ended December 31, 2010, financing activities provided approximately $2,823 thousand.

We have financed our operations primarily through sales of IGC’s shares of common stock.  We raised about $3.9 million capital through sale of our common stock during the year ended March 31, 2011.  We raised such capital primarily for funding our working capital requirements and day-to-day operations.  Our operations have not generated sufficient cash during the nine months ended December 31, 2011 due to a significant loss in revenues from our iron ore and mining business.  Such loss in revenues happened mainly because of the ban on export of low grade iron ore to China and the closure of ports and mines in Karnataka, India.  Income loss on this count is the main reason for the net cash used in operating activities.  While a significant part of the costs associated with revenue also decreased in line with revenue, we had some fixed costs, which did not reduce proportionately leading to a decline in our operating profits.  During the nine months ended December 31, 2011, net cash used for investing activities is not material.  The Acquisition in the current quarter is expected to generate positive cash inflow from operations in the subsequent periods.

Our future liquidity needs will depend on, among other factors, stability of construction costs, interest rates, and a continued increase in infrastructure contracts in India and China.  We believe that our current cash balances, anticipated operating cash flow, and potential cash from claims are adequate to sustain the Company, but not to fuel rapid growth commensurate with the opportunities before us.  In addition to the existing cash balances, we have about $182 thousand in restricted cash and about $5.97 million in receivables and claims.  Although some of these claims were awarded in arbitration and the amounts are contractually due to us, we have not yet received payment from the clients.  The amounts have been due for over one year.  In the event we were to classify these receivables as long term, or we fail to collect the amounts, or we fail to win the release of restricted cash in the next few months, we will have a working capital deficit.  We have and continue to take measures to constrain growth until we have visibility into increased liquidity.  As of now our bank lines in India have been reduced to amounts borrowed and outstanding.  We continue to explore funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, convertible debentures, and debt.  However, there can be no assurance that we will be able to access additional credit facilities.  Our strategy is to develop businesses that have a very short receivable cycle like the export of ore to China and the sale of rock aggregate and to aggressively collect our outstanding receivables and claims.

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

Forward-Looking Statements

We believe that some of the information in this report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “may,” “will,” “should”, “believes,” “expects,” “intends,” “anticipates,” “thinks,” “plans,” “estimates,” “seeks,” “predicts,” “potential” or similar words or the negative of these words or other variations on these words or comparable terminology.  You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial conditions or state or other forward-looking information.  Forward-looking statements are based on certain assumptions and expectations of future events.  IGC cannot guarantee that these assumptions and expectations are accurate or will be realized.  These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions.

Many factors, including those discussed more fully in documents filed with the Securities and Exchange Commission, which we refer to as the SEC, by IGC, particularly under the heading “Risk Factors” in Part 1, Item 1A of IGC’s Annual Report on Form 10-K, for the year ended March 31, 2011, Form 10-Q for the quarterly periods ended June 30, 2011 and September 30, 2011, and any amendments thereto for IGC, could cause results to differ materially from those stated.  While we believe it is important to communicate our expectations to our stockholders, there may be events in the future that we are not able to predict or over which we have no control.  The risk factors and cautionary language discussed in this proxy statement provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

▪	The growth in global and specifically Asian GDP and more specifically infrastructure and the overall demand for steel;
▪	Competition in the iron ore sector;
▪	Legislation by the government of India and the government of China;
▪	Labor, trucking, and other logistic issues;
▪	Unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;
▪	The loss of key management or scientific personnel;
▪	The activities of our competitors in the industry;
▪	The effect of volatility of currency exchange rates;
▪	Enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests;
▪	The effect of the Stock Purchase Agreement on our business relationships (including with employees, customers and suppliers), operating results and business generally;
▪	The amount of the costs, fees, expenses and charges related to the Stock Purchase Agreement;
▪	Risks that the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the Stock Purchase Agreement; and
▪	The timing of the completion of the Acquisition and the impact of the Acquisition on our indebtedness, capital resources, cash requirements, profitability, management resources and liquidity.

You should be aware that the occurrence of the events described in the “Risk Factors” section above and elsewhere in this report, could have a material adverse effect on our business, financial condition and results of operations.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included herein attributable to us or any person acting on either party’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Any forward-looking statement made by us in this report speaks only as of the date on which we make it.

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

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Indian and Chinese governments and U.S. securities regulators.  Those obligations relate, among other things, to the Company’s financial reporting, trading activities, capital requirements and the supervision of its employees.  For example, we file our financial statements in four countries under three different Generally Accepted Accounting Standards (GAAP).  Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance.  We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have a negative impact on our future earnings.

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

Exchange Rate Sensitivity

Our Indian subsidiaries conduct all business in Indian rupees with the exception of foreign equipment that is purchased from the U.S. or Europe.  Our Chinese subsidiary, PRC Ironman, conducts all business in renminbi.  Prices for ore are set in USD and then converted to RMB.  PRC Ironman has no currency risk.  However, PRC Ironman is subject to price volatility.  Exchange rates have an insignificant impact on our financial results.  However, as we convert from Indian rupees and renminbi to U.S. dollars and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings.  Essentially, a stronger U.S. dollars decreases our reported earnings and a weakening U.S. dollars increases our reported earnings.

In the analysis below, we have compared the reported revenue and expense numbers for the nine months ended December 31, 2011 with the nine months ended December 31, 2010 based on the average exchange rate used for the nine months ended December 31, 2010 to highlight the impact of exchange rate changes on IGC’s Indian rupee derived revenues and expenses.

	Nine months ended December 31, 2011
	2011 (current exchange rate)	2011 (previous year exchange rate)	Change	Percentage
Revenues	$2,959,167	$3,210,976	$(251,809)	8.51%
Total expenses before taxes	(3,386,241)	(3,674,392)	(288,151)	8.51%
	$(427,074)	$(463,416)	$36,342

Foreign Currency Translation

IGC mainly operates in India and China and a substantial portion of the Company’s sales are denominated in the Indian rupee and the renminbi.  As a result, changes in the relative values of the U.S. dollar and Indian rupee or the renminbi affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

The accompanying financial statements are reported in U.S. dollars.  The Indian rupee and the renminbi are the functional currencies for the Company.  The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods.  Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (Income Statement rate)	Period End Rate (Balance sheet rate)
Three months ended December 31, 2010	INR 44.95 per USD	INR 44.80 per USD
Year ended March 31, 2011	INR 44.75 per USD	INR 44.54 per USD
Three months ended December 31, 2011	INR 48.78 per USD	INR 53.01 per USD
	N/A	RMB 6.29 per USD

Item 4.  Controls and Procedures

Disclosure controls and procedures are processes and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of December 31, 2011, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

On January 19, 2011, the SEC notified the Company of a material weakness with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010 because it did not comply with Rule 2-02 under Regulation S-X for audited financial statements, as a result of a qualification in the auditor’s report with respect to the deconsolidation of Sricon.  Such report has been filed without such qualification in Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010.  After a review of the circumstances, the Chief Executive Officer and Principal Accounting Officer are now unable to conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2011.  The Company’s disclosure controls and procedures failed to identify and address the issue noted by the SEC regarding the audit report.

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

Item 1A.    Risk Factors

The following are additions, made on the Proxy Statement filed on December 9, 2011, to the risk factors previously disclosed under the caption, “Risk Factors” in Part I, Item 1A of IGC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and any amendments thereto for IGC, filed with the SEC on July 14, 2011.  For purposes of these “Risk Factors” additions, we refer from time-to-time, to HK Ironman and its subsidiary PRC Ironman, collectively, as “Ironman.”

Risks Related to the Acquisition of Ironman.

PRC Ironman has a significant underpayment of taxes.

PRC Ironman is currently delinquent in its regulatory compliance in the People’s Republic of China due to its unpaid taxes for previous years stemming from underreported income.  The taxes shown in the financial statements of PRC Ironman reflect what has been calculated as per U.S. GAAP rules, which for the financial year ended March 31, 2011, out of a total current liability of $7,300,917 was is a total of $6,763,485 in taxes payable.  As of December 31, 2011, PRC Ironman had access to $2,678,119 in cash and $3,877,660 in receivables.  In addition, PRC Ironman is due up to $4 million in contingent payments from IGC as part of the Stock Purchase Agreement, with which it could pay its tax deficiencies if needed.  Therefore, PRC Ironman has resources from which to pay these amounts in the event a favorable agreement is not reached with the tax authorities.  IGC believes that PRC Ironman will be successful in negotiating a settlement or a concession based on oral representations made by the authorities though the resolution of this deficiency is not free from doubt.  The authorities have offered concessions as part of an incentive to attract investment into a geographic area in China that needs trade, commerce, jobs and a sustainable environment.  All taxes and penalties due prior to the Company’s acquisition of Ironman are the responsibility of Ironman and its stockholders before the closing of the acquisition.  An unfavorable outcome could significantly reduce PRC Ironman’s cash reserves and even cause it to pay any shortfall from its current year income.

IGC may experience difficulty transferring money from China to the U.S.

Chinese currency is not freely convertible into other currencies in part because of its undervalued status.  Therefore, profits made in China may have to be reinvested in China.  While well reported in the news that China is seeking to make its currency convertible by 2015, there is no certainty that this problem will be corrected in the short-term.  IGC has engaged legal counsel in China to advise on paths to move money between China and the U.S. or India, which include the sale of PRC Ironman stock back to HK Ironman without dilution, a dividend payment or transfer pricing that involves USA overhead expenses paid out of the Chinese company.

Iron Ore Exports from India may be reduced by one-third in 2012 and beyond.

Iron ore exports from India, usually the world's third biggest supplier of the ingredient for steel, could fall a third into 2012.  India's iron ore exports were already down 25 percent in April to October 2011 because of stalled shipments arising from a legal dispute in Karnataka, India and because of high transport costs.  Karnataka, India normally accounts for a quarter of India’s exports.  Most of India's iron ore exports go to China, which has the world's largest steel industry.  India exported about half of China’s annual production until Karnataka introduced a ban on shipments in July 2010.  IGC is aware of the export issues in Karnataka, India, which could cause (a) logistics pricing, (b) export bans similar to the Karnataka ban on exports elsewhere in India, and (c) increased in the export duty.  If one or more of these risks materialize, IGC’s revenues could be adversely affected.  IGC believes that low-grade ore remains readily available in other parts of India including both Orissa and Goa.  Further, IGC’s established presence in China and India will facilitate its ability to export ore from India.

The failure to integrate Ironman’s business and operations successfully in the expected timeframe may adversely affect the combined company’s future results.

IGC believes that its acquisition of Ironman will result in certain benefits, synergies and operational efficiencies.  However, to realize these anticipated benefits, the businesses of IGC and Ironman must be successfully combined.  The success of the acquisition will depend on the combined company’s ability to realize these anticipated benefits from combining the businesses of IGC and Ironman.  The combined company may fail to realize the anticipated benefits of the Acquisition for a variety of reasons, including:

•                      failure to successfully manage relationships with customers, distributors and suppliers;

•                      revenue attrition in excess of anticipated levels;

•                      failure to leverage the increased scale of the combined company quickly and effectively;

•                      potential difficulties integrating and harmonizing financial reporting systems;

•                      the loss of key employees;

•                      failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

•                      failure to combine product and services offerings quickly and effectively.

The acquisition of Ironman has closed however the actual integration may result in additional and unforeseen expenses or delays.  If the combined company is not able to successfully integrate Ironman’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The integration of IGC and Ironman may result in significant accounting charges that adversely affect the announced results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination.  These expenses have been preliminarily estimated to be approximately $500,000, which includes legal, accounting, due diligence and filing fee to date.  In addition, under the Stock Purchase Agreement, IGC has agreed to file a registration statement to register the shares of Common Stock issued to the Ironman stockholders for resale within 60 days of the closing of the acquisition on December 31, 2011, which will cause IGC to incur additional legal fees.  The price of the combined company’s common stock could decline to the extent the combined company’s financial results are materially affected by the foregoing charges or if the foregoing charges are larger than anticipated.

IGC’s management lack’s experience in the iron ore industry.

IGC’s current officers and directors do not have experience operating a business in China and lack direct experience in the iron ore industry.  IGC believes that the officers and directors of HK Ironman and PRC Ironman will remain with the companies at least one year following the closing of the Acquisition to facilitate the transition, though there is no guaranty of this result.  The success of the Acquisition of HK Ironman will depend in part on the ability of the combined company following the completion of the Acquisition to realize the anticipated benefits, including annual net operating synergies.  Following the Acquisition, the size of the combined company’s business will be significantly larger than the current business of IGC.  The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose challenges for the combined company’s management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  IGC cannot assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated resulting from the Acquisition.  The failure to manage successfully the challenges presented after an Acquisition may result in the combined company’s failure to achieve some of all of the anticipated benefits of the Acquisition.  Consequently, our operations, earnings and ultimate financial success may suffer harm as a result.

Ironman has limited business insurance coverage.

Insurance companies in China currently do not offer as extensive array of insurance products as insurance companies do in the U.S.  We do not have any business liability or disruption insurance to cover our operations.  Any uninsured occurrence of business disruption may result in our incurring substantial costs, which could have an adverse effect on our results of operations and financial condition.

Our ability to operate effectively could be impaired if we lose key personnel or if we fail to attract qualified personnel.

Following the closing of the Acquisition, we will manage our business through a number of key personnel, including Mr. Danny Chang, Ironman’s managing director, Mr. Jianqun Dou, its deputy chairman and Mr. Wei Dong Qu, its general manager and chief operating officer.  The loss of any of these key officers could have a material adverse effect on our operations.  In addition, as business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.  No assurance can be given that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future.  Accordingly, if we are not able to retain these officers and/or personnel, or effectively fill vacancies created by departing key persons, our business may be impaired.  The lack of key man insurance on any of these important personnel will also have an adverse effect on our financial conditions in case of the death of any of these important key personnel.

Material weaknesses in our internal controls and financial reporting, and our lack of a CFO at Ironman with sufficient U.S. GAAP experience may limit our ability to prevent or detect financial misstatements or omissions.  As a result, our financial reports may not comply with U.S. GAAP and the Accounting Standards Codification.  Any material weakness, misstatement or omission in our financial statements will negatively affect the market, and price of our stock which could result in significant loss to our investors.

None of the members of Ironman has experience managing and operating a public company and they rely in many instances on the professional experience and advice of third parties.  While we are obligated to hire a qualified chief financial officer to enable us to meet our ongoing reporting obligations, we do not have a CFO with any significant U.S. GAAP experience for now with Ironman.  Although we are actively seeking a new CFO, qualified individuals are often difficult to find, or the individual may not have all of the qualifications that we require.  Therefore, we may experience “weakness” and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act.  This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a weakness relating to the Company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. generally accepted accounting principles.  Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock.  To the extent that the market place perceives that, we do not have a strong financial staff and financial controls, the market for and price of, our stock may be impaired.

This may result in significant deficiencies or material weaknesses in our internal controls, which could affect the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock.  To the extent that the market place perceives that, we do not have a strong financial staff and financial controls, the market for and price of, our stock may be impaired.

Risks Related to the Share Issuance and the Share Compensation Contemplated in the Acquisition Agreement.

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

We incur costs as a result of operating as a public company.  Our management is required to devote substantial time to new compliance initiatives.  Because we report in U.S. GAAP, we may experience delays in closing our books and records in India and China, and delays in the preparation of financial statements and related disclosures.

As part of a public company with substantial operations, we are experiencing an increase in legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”) and new rules implemented by the SEC and the NYSE Amex have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  We have completed the testing of internal controls in all our subsidiaries in India.  We expect to carry out the evaluations and install improved systems and processes as required in both India and China.  However, we cannot be certain as to the timing or completion of the remediation actions, or their impact on our operations.  Furthermore, it is difficult to hire personnel in India and China who are familiar with U.S. GAAP.  We have hired several competent consultants to help review our internal reporting and disclosures, and to train our Indian and Chinese staff in SEC reporting and U.S. GAAP.  We do not foresee a problem other than the time required to complete the training adequately and to implement the improved processes.

Ironman has not operated as a U.S. public company.  Fulfilling our obligations incident to being a U.S. public company after completing the Share Issuance will be expensive and time consuming.

Under the Sarbanes-Oxley Act and the related rules and regulations of the SEC, we will need to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules.  Compliance with these obligations will require increased management and could result in delays if we cannot recruit individuals with the requisite experience and technical accounting knowledge in China.

Compliance with Foreign Corrupt Practices Act could adversely affect our competitive position.  Failure to comply could subject us to penalties and other adverse consequences.

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

Risks Related to Our Corporate Structure.

The PRC government may determine that HK Ironman’s ownership of PRC Ironman or PRC Ironman’s structure is not in compliance with applicable PRC laws, rules and regulations.  If so, the relevant regulatory authorities would have broad discretion with respect to actions that could be taken in dealing with such non-compliance.  Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of PRC Ironman, which would have a material adverse impact on our business, financial condition and results of operations.

Following the closing of the Acquisition, IGC will conduct business in China through its subsidiary, PRC Ironman.  PRC Ironman is a Sino-Foreign Equity Joint Venture also called an equity joint venture (“EJV”), which is a corporation jointly invested and incorporated by foreign companies, other economic organizations or persons and Chinese companies or other economic organizations.  An EJV typically is established by joint contribution, joint operation of all parties to the joint venture, and sharing of risk, profits and losses in proportion to their respective contributions towards the registered capital.

In the opinion of Gaopeng & Partners, our PRC legal counsel, PRC Ironman’s business is a foreign investment that is permitted in China.  Chinese foreign investment policies classify various industries into four groups, which are encouraged, permitted, restricted and prohibited for foreign investment.  Mining and processing of ferruginous sandstone and sale of refined iron powder is not in either the encouraged, restricted or prohibited groups explicitly stipulated by the Catalogue of Industries Guiding Foreign Investment, so such business is foreign investment permitted.  HK Ironman entered into a share transfer agreement to purchase 95% shares of PRC Ironman from Mr. Zhang Hua and Mr. XU Jianjun in January 2011.  On April 28, 2011, the share purchase was approved by the Department of Commerce of Inner Mongolia Autonomous Region.  On the same day, HK Ironman was granted the Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao and Overseas Chinese in the People’s Republic of China (Approval No. Shang Wai Zi Meng Wai Zi Shen 2011- 0023).  Before the closing of the Acquisition, 95% shares of PRC Ironman is held by HK Ironman and 5% is held by Mr. Zhang Hua.

We have been advised by our PRC legal counsel that there are uncertainties regarding the interpretation and application of current and future PRC laws and regulations.  If PRC Ironman were for any reason determined to be in breach of any future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

    •                      imposing economic penalties;

    •                      discontinuing or restricting the operations of PRC Ironman;

            •                      imposing conditions or requirements with respect to HK Ironman or PRC Ironman with which HK Ironman or PRC Ironman may not be able to comply;

            •                      requiring our company to restructure the relevant ownership structure or operations;

            •                      taking other regulatory or enforcement actions that could adversely affect our company’s business; and

            •                      revoking the business licenses and/or the licenses or certificates of PRC Ironman.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of PRC Ironman, which would have a material adverse impact on our business, financial condition and results of operations.

We rely on the approval certificates and business licenses held by HK Ironman and PRC Ironman.  HK Ironman and PRC Ironman’s failure to renew its licenses and certificates when their terms expire with substantially similar terms as the ones it currently holds could result in our inability to operate our business.

We operate our business in China in reliance on approval certificates, business license and other requisite licenses held by HK Ironman and PRC Ironman.  PRC Ironman has received a license, to operate the beneficiation plant on a specific acreage of land in Inner Mongolia through August 2018.  In addition, PRC has a business license, which was amended on November 28, 2011 to reflect  PRC Ironman’s new ownership by HK Ironman effective January 2011.  The business license is valid through January 7, 2028.  There is no assurance that HK Ironman will be able to renew its licenses and certificates in the future when their terms expire with substantially similar terms as the ones they currently hold.  HK Ironman’s failure to renew its licenses and certificates when their terms expire with substantially similar terms as the ones it currently holds could result in our inability to operate our business.

Risks Associated with Doing Business in India and China.

Any downgrading of China’s or India’s debt rating by an international rating agency, or an increase in interest rates in China or India, could adversely affect our ability to generate or use Letters of Credit .

The iron ore business relies heavily on Letters of Credit.  Ironman is attempting to establish a record of execution that can eventually lead to back-to-back Letters of Credit, which would greatly enhance our business and help us grow rapidly.  Back-to-back Letters of Credit are used primarily in international transactions, with the first Letter of Credit serving as collateral for the second.  Any adverse revisions to China’s or India’s credit ratings for domestic and international debt by international rating agencies as well as an increase in interest rates or a tightening of credit may adversely affect our ability to finance growth through back-to-back Letters of Credit, which could lead to a decrease in our growth rate, adversely affecting our stock price.

A change in government policy, a downturn in the global, Chinese or Indian economy or a natural disaster could adversely affect our business, financial condition, results of operations and future prospects.

IGC’s and Ironman’s business depends on the growth of infrastructure in Asia as well as other parts of the world and not just in India and China.  However, a global recession that causes a slowdown of infrastructure spending could reduce the demand for steel and consequently iron ore adversely affecting our business, financial condition and results of operations and future prospects.

Political, economic, social and other factors in China may adversely affect business.

Our results of operations, financial condition and prospects could be adversely affected by economic, political and legal developments in China.  Since the late 1970s, the Chinese government has been reforming its economic system.  These policies and measures may from time to time be modified or revised.  While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  Furthermore, while the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, some of these measures may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to Ironman.  The processing unit operated by Ironman is subject to central, provincial, local and municipal regulation and licensing in China.  Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process resulting in expenses which could adversely affect our margins.

Returns on investment in Chinese companies may be decreased by withholding and other taxes.

Our investment in China may incur tax risk unique to investment in China, India and in developing economies in general.  Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Chinese income tax.  Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure.  Any withholding taxes paid by us on income from our investments in China may or may not be creditable on our income tax returns.  We intend to avail ourselves of transfer pricing rules and minimize any Chinese withholding tax or local taxes.  However, there is no assurance that the Chinese tax authorities will always recognize such rules in its applications.

Our industry depends on the stability of policies and the political situation in India and China and a change in policy could adversely affect our business.

The role of the Indian central and state governments in the Indian economy on producers, consumers and regulators has remained significant over the years.  Since 1991, the Government of India has pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector.  We cannot assure you that these liberalization policies will continue under the present or under newly elected governments.  Protests against privatization could slow down the pace of liberalization and deregulation.  The rate of economic liberalization could change, and specific laws and policies affecting companies in the infrastructure sector in India, foreign investment, currency exchange rates and other matters affecting our business could change as well.  A significant change in India’s economic liberalization and deregulation policies could disrupt business and economic conditions in India and thereby affect our business.  Similarly, the Chinese have been reforming their economic system since the 1970s.  An adverse change in the overall economic growth in China or adverse changes to import laws or even an attempt by the government to curtail steel production in China may lead to an adverse impact on our business.

Restrictions on the RMB may limit our ability to move funds out of China.

The Chinese currency, the renminbi (RMB), like the Indian rupee, is not a freely convertible currency, which could limit our ability to move money out of China freely.  We would rely on the Chinese government’s foreign currency conversion policies, which may change from time to time.  In China, the government has control over renminbi reserves through, among other things, direct regulation of the conversion of renminbi into other foreign currencies and restrictions on certain types of foreign imports.  A change in the currency regulations, which lead to further restrictions, could negatively affect our ability to finance growth, or pay dividends, outside of China using the profits from China.

U.S.-listed companies with business operations in China have recently come under increased scrutiny, criticism and negative publicity.

Since 2010, a number of U.S. publicly-listed companies with substantial operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the U.S. Securities and Exchange Commission (“SEC“) and the Justice Department resulting in a loss of share value.  Much of the scrutiny and negative publicity has centered around accounting weaknesses, inadequate corporate governance and, in some cases, allegations of fraud.  As a result of such scrutiny and negative publicity, the stock prices of most U.S. publicly listed companies with operations in China have sharply decreased in recent months.

Because the Chinese judiciary will determine the scope and enforcement under Chinese agreements, we may be unable to enforce our rights inside and outside of China.

HK Ironman operates under the laws of Hong Kong and PRC Ironman, its subsidiary, operates under the laws of PRC.  Substantially all of the assets of Ironman are located in China and the majority of its officers and directors and the experts named in this proxy statement/prospectus are outside the U.S.  It is therefore unlikely that service of process on either HK Ironman or PRC Ironman or their officers and directors can be obtained within the U.S.  Further, it may be difficult to enforce in China a judgment obtained in the U.S.  These difficulties stem from the lack of official judicial arrangements between the U.S. and China, which means that judgments of U.S. courts will not be necessarily enforced in China without review and re-litigation of the merits of their claims.

There is doubt as to the enforceability in China of actions to enforce judgments of U.S. courts arising out of or based on ownership of the securities of HK Ironman or PRC Ironman, including judgments arising out of or based on civil liability provisions of U.S. federal or state securities laws.  There is also doubt whether the Chinese courts would enforce, in original actions, judgments against HK Ironman or PRC Ironman or the persons mentioned above predicated solely based upon U.S. securities laws.  Original actions may be brought in China or Hong Kong against these parties only if the actions are not required to be arbitrated by Chinese law and only if the facts alleged in the complaint give rise to a cause of action under Chinese law, in which event, a Chinese court may award monetary damages.

Risks Associated With Our Industry and Specifically the Iron Ore Business.

We are subject to numerous risks and hazards associated with the mining industry.

Our mining operations are subject to a number of risks and hazards including:

▪	industrial accidents;
▪	unusual or unexpected geologic formations;
▪	explosive rock failures; and
▪	flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in a variety of issues that could affect our operations, such as damage to or destruction of mineral properties or production facilities, environmental damage, delays in our mining operations, personal injury or death, monetary losses and possible legal liability.  No assurance can be given that we will be able to avoid any or all of the hazards discussed above and any such occurrence may substantially affect our business and financial operations.

Our operations are highly susceptible to hazardous weather conditions and seasonal weather conditions.

Both India, specifically the east and west coasts, where our supply chains are located, and northeastern China, where Ironman’s processing chain is located potentially experience severe weather conditions.  Severe weather conditions could cause our supply chain and/or processing chain to temporarily curtail or stop operations materially affecting our quarterly results.  During periods of curtailed activity due to adverse weather conditions, our operations in both countries may continue to incur operating expenses, reducing profitability.  Certain weather conditions may affect mining operations.  The Ironman beneficiation plant is located in a region with a typical subtropical climate characterized mainly by high precipitation and high evaporation and humid conditions.  The rainy season occurs from May to August of each year, which may make the plant inaccessible or unusable during such rainy season due to flooding caused by insufficient drainage necessary to release the excess water that has accumulated.  During the last rainy season there was a particularly rainy season marked by much flooding in China.  As such, mining operation may be interrupted due to inclement or hazardous weather conditions experienced during such rainy season.

We may not be able to obtain necessary raw materials at competitive prices.

On the supply side, including procuring sufficient raw materials, we may have difficulties procuring low-grade iron ore at specific sizes at competitive prices.  In the event we are unable to secure steady suppliers, it could negatively affect our profitability.  The processing plant in China requires water for the wet separation.  While there is currently and for the foreseeable future an adequate supply of water, any discrepancy with the supply of water could lead to curtailing operations, which could affect our profitability.

The cost of logistics and shipping between India and China may reduce our income.

Our process involves moving ore from mine heads to crushers and then to the port for shipping.  We rely on third parties to provide a number of important services in connection with our business, and any disruption in these services could materially affect our business.  For example, we depend on trucking companies to move the ore.  A surge in demand for ore and, in general, other commodities, could increase the cost of domestic logistic affecting our profitability.  Additionally, we depend on shipping agencies to move ore from India to China and an increase in the price of shipping could have an adverse impact on our profitability.

Mining is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business.

During the course of mining activities, we use dangerous materials and there is no assurance that accidents will not occur.  Should we be held liable for any such accident, we may be subject to penalties, and possible criminal proceedings may be brought against us by our employees, which could have a material adverse effect on our business.

PRC Ironman’s mining operations could have material safety concerns, which may result in accidents and in turn negatively affect our revenue.

PRC Ironman’s mining operations could have safety issues in its iron ore mine or beneficiation plants including, in part, inadequate natural ventilation, likelihood of flooding in the tunnels, etc.  Accidents and employee’s injury arising from any safety issues may cause suspension or discontinuance of our mining operation and thus negatively affect our revenue.

Mining exploitation activities are labor intensive and employ low levels of mechanization, which may result in inefficiency and impose greater safety and health hazards concern.

Ironman used rudimentary mining methods and low levels of mechanization since the beginning of its mining operation.  The labor-intensive and low-mechanization mining method its uses in its mining operations results in inefficient operation.  The relatively large number of mining workers exposed to dust, noise, heat and vibration caused by its mining methods may increase the possibility of accidents and health hazards.

We may suffer losses resulting from unexpected accidents.

Like other mining companies, our operations may suffer from structural issues such as unusual or unexpected geologic formations or explosive rock failures that may result in accidents that cause property damage and possible personal injuries.  We can give no assurance that industry-related accidents will not occur in the future.  We do not maintain flood or other property insurance covering our properties, equipment or inventories.  Any losses and/or liabilities we incur due to unexpected property damage or personal injury could have a material adverse effect on our financial condition and results of operations.

Restrictive regulation on the export of ore may adversely affect our business.

Restrictive regulation on the export of ore from India or the import of ore into China may adversely affect our profitability.  India restricts the export of high quality ore to government agencies.  China restricts the import of low quality ore to specific agents.  In the event these regulations change and become even more restrictive, our profitability could be adversely affected.

The imposition of taxes on exports (export duty) could have an impact on our business.

India recently increased the export duty on ore from 5% to 20%.  Any further increases in the export duty of ore could adversely affect our profitability.

Strikes, civil unrest and tensions between India and China could have an impact on our business.

The supply chain for ore is heavily dependent on transportation.  A strike by truck drivers could adversely affect our business.  The processing plant in China is located in the province of Inner Mongolia and any civil unrest in that area, or other parts of China, could disrupt the logistics and processing chain adversely affecting our business.  India and China have had their share of disputes in the past 60 years.  India and China had ancient friendly ties going back to the silk route.  However, beginning in the 1950s the relationship became strained largely over Tibet and issues over borders.  In 1962, China attacked India along its border, coinciding with the Cuban missile crisis that preoccupied the super powers U.S., Russia and the UK.  The war ended with a complete withdrawal that coincided with the arrival of the U.S. air force.  However, while there can be no guarantee that hostilities may again reappear between the two countries, much has changed since the 1962 war.  Both India and China are now nuclear powers, underpinning the notion of Mutually Assured Destruction, and both are strategic partners with the U.S.  Both countries took part in the first ever BRIC (Brazil, Russia, India and China) Summit, in June 2011.  Both countries have had thirteen rounds of border talks and the recent one in August 2011, ended with both nations discussing raising their strategic partnership to a higher level.  In 2008-2009 India’s largest trading partner was China followed by the U.S. and the United Arab Emirates.  If hostilities between the two countries reappear, our business may be adversely affected.

Currency fluctuations may reduce our profitability.

Iron ore is traded in USD.  However, the supply side, including logistics in India, is settled in Indian rupees (INR).  On the other hand, the expense for processing the ore in China are all met in RMB.  Therefore, three currencies are involved in a typical trade.  Fluctuations of one currency relative to the others may adversely affect our profit margins.

Environmental regulations could adversely affect Ironman’s business.

The process of digging ore from the ground is typically environmentally unfriendly as is the process of beneficiation, which uses ground water.  Stricter environmental controls in India or China on the mining of ore or the processing of ore could have an adverse impact on our business, by raising additional compliance expenses.  Mineral exploration and development, as well as Ironman’s current mining activities and its future mineral mining operations are, and may continue to be, subject to stringent state, provincial and local laws and regulations relating to environmental quality, production, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine safety, toxic substances and other matters.  Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral production.  Compliance with these laws and regulations will impose substantial costs on Ironman and may subject it to significant potential liabilities.  Further, any changes to these regulations may increase Ironman’s operating costs and may adversely affect its results of operations.

Our business relies heavily on our management team and any unexpected loss of key officers may adversely affect our operations.

The continued success of our business is largely dependent on the continued services of key employees in IGC, our subsidiaries, and after the Acquisition.  The loss of the services of certain key personnel, without adequate replacement, could have an adverse effect on our performance.  Our senior management, as well as the senior management of our subsidiaries, plays a significant role in developing and executing the overall business plan, maintaining client relationships, proprietary processes and technology.  While no one is irreplaceable, the loss of the services of any would be disruptive to our business.

A large portion of Ironman’s revenue is derived from five major customers.

Five of Ironman’s major customers accounted for 92%, respectively of its total revenue for the fiscal year ended December 31, 2011 and 83%, respectively, of its total revenue for the fiscal year ended December 31, 2010.  Non-renewal or/and termination of such relationship may have a material adverse effect on its revenue.  No assurance can be given that following the Acquisition that it will be able to maintain such a relationship.  Additionally, no assurance can be given that Ironman’s business will not remain largely dependent on a limited number of customers accounting for a substantial part of our revenue.

Our quarterly revenue, operating results and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

    •   Fluctuations in revenue due to seasonality such as during the monsoon season, the heavy rains slow down road building and during the summer months, the winds are not strong enough to power the wind turbines, which results in uneven revenue and operating results over the year;
    •   Commencement, completion and shipment during any particular quarter;
    •   Weather and additions and departures of key personnel; and
    •   Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

Ironman faces intense competition in the Iron ore business.

Large companies in Brazil, Australia, India and other ore producing countries dominate the iron ore business.  Most of these companies are miners and export directly to the large steel mills around the world.  Our strategy of sourcing low-grade inexpensive ore from India and processing it in China is fairly unique and allows us to supply steel producers at competitive prices, while maintaining margins.  Ironman depends on its expertise in sourcing low cost low-grade ore and to process the ore.  If Ironman is unable to offer competitive prices there could be a significant reduction in our revenue.

IGC may not be able to compete successfully for mineral rights with companies having greater financial resources than we have.

All mines have limited resources and as such, we intend to acquire additional mining operations, as part of our long-term strategy.  As there is a limited supply of desirable mineral deposits in the PRC, we face strong competition for promising acquisition targets from other mining companies, some of which have greater financial resources than we have.  IGC may be unable to compete with such other mining companies in making acquisitions that we deem to be complementary to our business, or to acquire such on terms that are acceptable to us.

Ironman is a cash business, which may cause us to suffer losses.

Ironman is a “cash business” which means that most transactions occur on the spot using cash rather than through order forms and payment via check, wire or credit card.  Cash businesses are more susceptible to corrupt practices.  As with any business that is cash intensive, the accuracy and adequacy of reporting income is highly contingent upon ownership and the owner's propensity for cash management and control.  As a result, Ironman may experience a certain percentage of loss due to theft and misappropriation.  To offset this, IGC will impose controls over cash collection for this cash business.  The controls will include monitoring the cash balances closely, limiting the amount of cash available in vulnerable locations, using vaulted equipment to store cash properly and most importantly, migrating financial transactions toward checks and wire transfers.  Failure to control the integrity of cash collection and deposits would lead to a significant reduction in our revenue.

Ironman’s revenue and, therefore, our profitability, may be affected by metal price volatility.

The majority of Ironman’s revenue is derived from the sale of high-grade ore.  As a consequence, its revenue is directly related to the price of high-grade ore.  The fact that it does not conduct any hedging exposes it to increased price volatility.  Iron ore is one of the biggest dry bulk commodities traded and shipped.  Total estimated iron ore production in 2010 was 1.7 billion tons and worth approximately $150 billion.  The growth of spot trading in this huge market presents an opportunity for banks, traders, producers and consumers to manage price risk and exposure.  Trading since 2008, the iron ore swap has emerged as the leading instrument for iron ore hedging and risk management.  Changes in the prices of high-grade ore and lead may adversely affect our operating results.  It is difficult to predict whether high-grade ore prices will rise or fall in the future and a decline in prices could have an adverse effect on our future results of operations and financial condition.

Item 2.      Unregistered Sales of Equity Securities

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Item 5.      Other Information

None.

Item 6.      Exhibits

2.1	Stock Purchase Agreement between India Globalization Capital, Inc. and all of the shareholders of HK Ironman dated October 14, 2011.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 16, 2012	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 16, 2012	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer