Form 10-K
period 2012-03-31
India Globalization Capital, Inc.
filed 2012-07-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☐	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2012

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 1-32830

INDIA GLOBALIZATION CAPITAL, INC.
(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

4336 Montgomery Ave. Bethesda, Maryland 20814
(Address of principal executive offices)

(301) 983-0998
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Units	NYSE MKT (NYSE Amex)
(each consisting of one share of Common Stock and two Warrants)
Common Stock	NYSE MKT (NYSE Amex)
Common Stock Purchase Warrants	NYSE MKT (NYSE Amex)

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
 ☑Yes    ☐ No (the Registrant is not yet required to submit Interactive Data)

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
☐ Yes            ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,232,878.

As of June 25, 2012 there were 60,061,737 shares of common stock issued and outstanding.

PART I
Item 1.    Business

Background of India Globalization Capital, Inc.  (IGC)

IGC, a Maryland corporation, organized on April 29, 2005, as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition.  On March 8, 2006, we completed an initial public offering of our Common Stock.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Both companies are focused on the infrastructure industry.  Currently, IGC owns 77% of TBL and 22% of Sricon.  The shares of the two Indian companies, Sricon and TBL, are held by IGC-M.

On February 19, 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (IGC-IMT) based in Chennai, India.  IGC-IMT was formed on December 16, 2008, as a privately held start-up company engaged in the business of mining and trading.  Its current activity is to operate shipping hubs and to export iron ore to China from India.  On July 4, 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (IGC-MPL based in Nagpur, India), which conducts IGC’s quarrying business, and 100% of IGC Logistics, Private Limited (IGC-LPL) based in Nagpur, India, which is involved in the transport and delivery of ore, cement, aggregate and other materials.  Each of IGC-IMT, IGC-MPL and IGC-LPL were formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries.  The purchase price paid for each of IGC-IMT, IGC-MPL and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.  India Globalization Capital, Inc. (”IGC,” the “Company,” or “we”) and its subsidiaries are engaged in the sale of materials, and in mining, quarrying, and construction.

On December 30, 2011, IGC acquired a 95% equity interest in Linxi Hefei Economic and Trade Co. aka Linxi H&F Economic and Trade Co., a People’s Republic of China based company (“PRC Ironman”) by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”).  Unless it is necessary to specify which company in China we are referring to, PRC Ironman or HK Ironman, we will collectively refer to both as Ironman throughout this report.  The registered capital of PRC Ironman is RMB 2,000,000, equaling to USD $273,800, in which Mr. Zhang Hua owned 80% and Mr. Xu Jianjun owned the remaining 20%.  Mr. Zhang Hua and Mr. Xu Jiajun transferred 75% and 20% respectively to HK Ironman on January 18, 2011.  Thus, as of March 31, 2011, HK Ironman held 95% of the Company’s registered capital.

IGC operates in India and China geographies specializing in the infrastructure sector.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in mining and quarrying, road building, and the construction of high temperature plants.  The Company’s medium term plans are to expand the number of iron ore mines it has in China and continue to build its iron ore assets.  The business offerings of the Company include construction as well as a materials business.  The Company’s core businesses are in mining, materials and construction.

IGC’s organizational structure is as follows:

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “IGC Inc.”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiaries IGC-M and HK Ironman, Ltd. and its direct and indirect subsidiaries (TBL, IGC-IMT, IGC-MPL, IGC-LPL and PRC Ironman) and Sricon, in which we hold a non-controlling interest.

Subsidiaries Overview

IGC Materials, Private Limited (“IGC-MPL”) and IGC Logistics, Private Limited (“IGC-LPL”) are based in Nagpur, India and were incorporated in June 2009.  The two companies focus on infrastructure materials like rock aggregate, bricks, concrete and other building materials, as well as, logistical support for the transportation of infrastructure materials.  IGC India Mining and Trading (“IGC-IMT”) was incorporated in December 2008 in Chennai, India.  IGC-IMT is focused on the export of iron ore to China as well as the sale of iron ore to customers in India.  IGC-MPL, IGC-LPL and IGC-IMT are all wholly owned subsidiaries of IGC-M.

TBL was incorporated as a public limited company (but not listed on the stock exchange) on June 19, 1982, in Cochin, India.  It was converted to a private limited company in 2012. TBL is an engineering and construction company engaged in the execution of civil construction, structural engineering projects, and trading.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  Its present and past clients include various Indian government organizations.

HK Ironman is a Hong Kong-based company incorporated on December 20, 2010 to acquire PRC Ironman.  PRC Ironman was incorporated as Linxi Hefei Economic & Trade Co., Ltd. in China on January 8, 2008.  PRC Ironman is a Sino-foreign equity joint venture (“EJV”) established by both foreign and Chinese investors (i.e., Sino means “China” herein).  HK Ironman owns 95% of PRC Ironman.  PRC Ironman is engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, which is located 250 miles from Beijing, 185 miles from Tianjin Port and 125 miles from Jinzhou Port and well connected by roads, planes and railroad. PRC Ironman operates three beneficiation plants on three separate properties, all located in Linxi.

Our approach is to offer integrated solutions to our customers such as construction services combined with the sale and transportation of materials. However, in fiscal 2012 we focused more on building mining assets like iron ore mines and less on construction.

Company Overview

We are a materials and construction company offering a suite of services including: 1) the supply of iron ore to customers in China and India, 2) operations and supply of rock aggregate, and 3) the civil construction of roads and highways.  Our present and past clients include various Indian government organizations and steel mills in China.  Including our subsidiaries, we have approximately 105 employees and contractors.  We are focused on building out mining assets including iron ore, rock aggregate, setting up customer relations, and export hubs for the export of materials to China.

Our business model is as follows:

1.           We beneficiate and supply iron ore to customers in China and trade in ore in the Indian markets.

2.	We supply rock aggregate to the construction industry in India and trade in other construction materials in the Indian markets, and

3.	We bid and execute construction and engineering contracts.

Our expansion plans include building on our current iron ore assets.  This includes obtaining licenses for the mining of iron ore in India and acquiring other mines and beneficiation plants, as well as winning and executing construction contracts.

Prices of ore have moved from a high of $180 per ton at the end of 2010 to about $110 per ton at the end of 2011 and appear to be moving back up to the $125-$140 per ton range. Mainstream prices of 63.5% Fe Indian fines stood at $137-138 per ton in China on Friday June 15, 2012.  We now operate three beneficiation plants in China through our subsidiary Ironman.  We extract and process high-grade iron ore from the sand located in the hills of Inner Mongolia.   In addition, we recently acquired a new property of mining land.  At $137 per ton, our total estimated reserves of high-grade iron ore on four properties are about $593 million.

Ironman’s plants extract iron ore from the sand by using two processes.  The first process is a dry separation process.  Trucks of sand are poured into a separator that employs magnets.  The magnets separate the sand from the iron ore.  In one day, Ironman may process as much as 30,000 tons of sand through the dry separators.  The second process is a wet process, which involves mixing the processed sand and ore with water and then using magnets to separate the ore from the slurry.  About 70 trucks of sand are ultimately beneficiated into one truck of high-grade 66% iron ore.  The entire process is continuous and runs during daylight.  The sand that is separated from the ore is redistributed to the hills.  The water is filtered and reused up to three times before pumping it to grass, plants and shrubs that are planted in the hills to create a sustainable environment.  Ironman maintains an English language web site at www.hfironman.net.

Industry Overview

The 2011 CIA World Fact book estimated the Indian GDP to be approximately $1.43 trillion in 2010:  “In 2010, the Indian economy rebounded robustly from the global financial crisis - in large part because of strong domestic demand - and growth exceeded 8% year-on-year in real terms.”  According to the 2012 CIA World Factbook, the estimated Indian GDP for 2011 was $1.843 trillion.  However, the Financial Times noted that economic growth for the quarter to the end of September 2011 slowed to an annualized 6.9 percent making the official target for economic growth in the 2012 fiscal year of 8.5 per cent out of reach.  Some analysts are encouraged by the Congress party-led government’s efforts to unleash economic reforms in the face of slackening growth, but believe that fiscal year 2011-2012 will now be nearer 7 percent.

This slowdown in the economy is not exclusive to India, since factors like inflation and higher interest rates are impacting most emerging markets.  The Economic Survey for 2011-12 in India pegged inflation at 6.5-7 per cent by end of March 2012 and projected a further moderation in the next fiscal. The Survey also noted that the outlook for growth and stability is promising with real GDP growth expected to pick up to 7.6 per cent in 2012-13 and 8.6 per cent in 2013-14.  India's medium-term growth outlook is positive due to favorable demographic dynamics (India has a large youth population that exceeds 550 million) and corresponding low dependency ratio, healthy savings and investment rates, increasing consumerism, and increasing integration into the global economy.  The International Monetary Fund (IMF) disclosed in March 2012 that amid overall growth slowdown in the fourth quarter of 2011, “growth increased strongly in India and Indonesia, modestly in the United States, but slowed somewhat in China.”  Other factors that could keep fostering growth include inflows of foreign investment, as India ranks #2 after China in the A.T. Kearney “FDI Confidence Index” for 2012, and improvements in the Indian banking system.

To sustain India’s growing economy, infrastructure investment in India is expected to increase to 9 percent of GDP by 2014, up from 5 percent in 2006-07.  This forecast is based on The Indian Planning Commission’s statement in its 2010 annual publication.  The Committee for Infrastructure Financing (India) & Bloomberg News, India expected to spend $475 billion on infrastructure build out through 2012 and beyond.  On its September 2011 publication, the Commission stated that for the Twelfth Five Year Plan period (2012-17), a large investment of approximately $1 trillion (double the $494 billion investment for 2011 reported in the India Infrastructure Summit of 2010) is required for Infrastructure build-out and modernization.  This industry is one of the largest employers in the country.  The construction industry alone employs more than 30 million people.  According to the Business Monitor International (BMI), by 2012, the construction industry’s contribution to India’s GDP is forecasted to be approximately 17%.

This ambitious infrastructure development mandate by the Indian government will require funding.  The government of India has already raised funds from multi-lateral agencies such as the World Bank and the Asian Development Bank.  The India Infrastructure Company was set up to support projects by guaranteeing up to $2.0 billion annually.  In addition, the Indian government has identified public-private partnerships as the cornerstone of its infrastructure development policy.  The Indian government is also proactively seeking additional FDI and approval is not required for up to 100% of FDI in most infrastructure areas.  According to Indian Prime Minister, Dr. Manmohan Singh, India needs $1 trillion in Infrastructure spending between fiscal years 2011/2012 and 2016/2017 to achieve 10% annual growth rates.

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

On the other hand, the expectation is that China’s industrial revolution promises strong demand of infrastructure materials, like iron ore, for decades to come.  China's need for imported iron ore will continue to rise due to the decreasing quality of the country's own iron-ore reserves, even if China's overall iron-ore demand growth during 2012 seems to be lower than the 12% increase registered in some recent years, said Steve Randall, managing director of London price provider The Steel Index. According to a Forbes Magazine article of May 5, 2011, the Chinese government announced in March 2011 that they would build 36 million low-income apartment units between 2011 and 2015, with 10 million units planned for construction per year starting in 2011.  Further, Forbes reported that China imported $4.02 billion worth of iron ore and metals from Brazil in the first quarter 2011, though down from $5.2 billion in the fourth quarter, but was nearly double the $2.1 billion in the first quarter of 2010.  Goldman Sachs on May 25, 2011, reported that it was lowering its forecast for China’s economic growth from 10% to 9.4% for 2011 and from 9.5% to 9.2% for 2012.  These projections must also be viewed in a global and slightly longer-term perspective.  According to projections by the Boston Consulting Group (BCG) on May 25, 2010, China’s current $5.9 trillion economy is expected to triple to $17.7 trillion (more than the size of the current U.S. economy) in 20 years.  Even if these projections are lowered, the demand for iron ore, a key ingredient of steel, will continue to be very strong and IGC believes that the current uncertainty in the global markets is an opportune time to increase its iron ore facilities and assets, market share, and build stockholder value.

Our operations are subject to certain risks and uncertainties, including among others, dependency on the Indian, Chinese and Asian economy and government policies, competitively priced raw materials, dependence upon key members of the management team, and increased competition from existing and new entrants.  See the Risk Factors section for a discussion of certain of these risks.

Our Securities

The Company has three securities listed on the NYSE MKT (NYSE Amex): (1) Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”), (2) redeemable warrants to purchase Common Stock (ticker symbol: IGC.WT), and (3) units consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock (ticker symbol: IGC.U).  The units may be separated into Common Stock and warrants.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00.  The warrants issued in our initial public offering that were to expire on March 3, 2011, are now to expire on March 8, 2013 since the Company exercised its right to extend the terms of those warrants.

The registration statement for the initial public offering was declared effective on March 2, 2006.  The Company’s outstanding warrants are exercisable and may be exercised by contacting IGC or the transfer agent, Continental Stock Transfer & Trust Company.  The Company has a right to call the warrants, provided the Common Stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.  If the Company calls the warrants, either the holder will have to exercise the warrants by purchasing the Common Stock from the Company for $5.00 or the warrants will expire. In accordance with the terms of the outstanding warrant agreements between the Company and its warrant holders, the Company in its sole discretion may lower the price of its warrants at any time prior to their expiration date.

The Company had 12,989,207 shares of Common Stock issued and outstanding as of March 31, 2010.  During the twelve months ended March 31, 2011, the Company also issued 30,000 shares of Common Stock to American Capital Ventures and Maplehurst Investment Group for services rendered and 9,135 shares to Red Chip Companies valued at $8,039 for investor relations related services rendered.

The Company also issued a total of 400,000 shares of Common Stock, as consideration for the extension of the loans under the promissory notes described in Notes Payable during the twelve months ended March 31, 2011.

In February 2011, the Company consummated another transaction with Bricoleur to exchange the promissory note held by Bricoleur for a new note with an extended repayment term.  The Company issued 688,500 shares of Common Stock valued at approximately $419,985 as consideration for the exchange, as discussed in corresponding note.

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

On December 30, 2011, the Company finalized the purchase of HK Ironman pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) that was approved by the shareholders of the Company on that date.  Related to the acquisition of HK Ironman, the Company’s shareholders approved the issuance of 31,500,000 equity shares to the owners of HK Ironman in exchange for 100% of the equity of HK Ironman (refer to Note 3); these shares have been considered as outstanding as of this date. In addition, the Stock Purchase Agreement provides for a contingent payment by IGC of $1 million provided certain post-closing covenants are met within 30 days of closing.  These post-closing covenants were not met within 30 days of closing and therefore the Company did not make the payment. In addition there are certain contingent payments by IGC to Ironman stockholders, as follows (i) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2011); and (ii) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2012).  If either of the foregoing annual targets were missed, there would still be a payout of $3 million provided IGC achieves a cumulative earnings growth of 69% between fiscal years 2011 and 2013.  The acquisition of HK Ironman and the offering of the Common Stock pursuant there to was exempt from registration under the Securities Act pursuant to Regulation S of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public and such offering occurs outside of the United States to non-U.S. persons.  No underwriting discounts or commissions were paid with respect to such sale.  These securities were subsequently registered in a Form S-1.

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired a note in the amount of $2,232,627.79 on April 5, 2012. The Company projects a reduction in annual interest costs of about $612,000. The Company paid off the loan with 4,426,304 shares of newly issued Common Stock.  The note holder has articulated that he is entitled to 5,000,000 shares, which claim we oppose vigorously.  There has been no legal action filed in connection with this claim.

Further, the Company also issued 2,783,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as of March 31, 2012; earmarked 3,150,000 retention shares of IGC Common Stock for key management of IGC and PRC Ironman in order to retain the individuals with the Company for at least a year following the acquisition; the Company also issued 25,000 shares of Common Stock valued at approximately $6,250 for investor relations related services rendered.  As of March 31, 2012, IGC has 60,061,737 shares of Common Stock issued and outstanding.

Core Business Competencies

As the infrastructures of India and China are built out and modernized, the demand for basic raw materials like stone aggregate and iron ore (steel) is high and expected to increase.  We offer an integrated set of services to our customers based upon several core competencies. This integrated approach provides us with an advantage over our competitors.  Our core business competencies are:

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

6.	Great access to the sand ore in the hills of Inner Mongolia

Our core business areas are:

1.        Mining and trading.  Our mining and trading activity currently centers on the export of iron ore to China and the resale of iron ore to traders in India.  India is the fourth largest producer of iron ore.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014.  This growth will increase China’s already large demand for steel.  China, which accounted for 648 million metric tons of steel production in 2010, was expected to produce between 690 million and 710 million metric tons in 2011.  As The Wall Street Journal reported, this production was expected to be almost half of total global output.  China is also a net importer of iron ore from Australia, Brazil, India and other countries.  China is the largest mineral trader in the world accounting for 25% of the trading in 2010.  The iron ore and steel global trade in 2010 was about $395 billion and China accounted for $83 billion or 21.1 % of the global trade.

Global prices for iron ore are set through negotiations between China Steel and the large suppliers Rio Tinto, BHP Billiton and Vale.  Once prices are set, the rest of the global markets follow that pricing.  Prices for iron ore have increased about seven fold from 2003 to a high of $180 per metric ton at the end of 2010.  In fiscal 2012, iron ore prices have been between $110 and $130 per metric ton.  We believe that IGC is well positioned to provide some Chinese steel mills with the iron ore needed to meet their demand.  Our subsidiary IGC Mining and Trading Private Limited (IGC-IMT), based in Chennai, India, and our subsidiary Ironman are engaged in the iron ore business.  The IGC-IMT has relationships and in some cases agreements with mine owners in Orissa and Karnataka, two of the largest ore mining belts in India.  In addition, it operates facilities at seaports on the west coast of India and to a lesser extent on the east coast of India.  The facilities consist of an office and a plot of land within the port to store iron ore.  IGC-IMP services a customer in China by buying ore from Indian mine owners, transporting it to seaports and then subcontracting stevedores to load the ships.  Currently the Indian government, pending an inquiry into illegal mining and environmental concerns, has closed the Indian mines. So the Company is exploring other places from which to obtain a supply of low-grade iron ore.

Ironman is engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plants, which converts low-grade ore to high-grade ore through a dry and wet separation process, provides IGC with a platform in China to expand its business, which includes shipping low-grade iron ore, which is available for export in India, to China in order to convert the ore to higher-grade ore before selling it to customers in China.  Ironman’s customers include local traders and steel mills near the port of Tianjin and steel mills located there.  This area has excellent access roads consisting of multi-lane highways.  Our staff is experienced in delivering and managing the logistics of ore transport.  Even with the acquisition of Ironman, our share of the iron ore market is significantly less than 1%.  However, we have an opportunity to consolidate and grow our market share in a specific geographic area.

2.        Quarrying rock aggregate.  As Indian infrastructure modernizes, the demand for raw materials like rock aggregate, iron ore and similar resources is projected to increase greatly.  In 2009, according to the Freedonia Group, India was the third largest stone aggregate market in the world.  The report projected that Indian demand for crushed stone will increase to 770 million metric tons in 2013 and 1.08 billion metric tons in 2018.  In 2012, the Freedonia Group announced that “the global market for construction aggregates (e.g., sand, crushed stone, gravel) is expected to increase 5.2 percent annually through 2015 to 48.3 billion metric tons. The Asia/Pacific region will grow the fastest, followed by Eastern Europe and the Africa/Mideast region.” Our subsidiary, IGC Materials Private Limited (“IGC-MPL”), is responsible for our rock aggregate production.  The subsidiary currently has two quarrying agreements with two separate partners.  With the production of these two quarries, our subsidiary is one of the largest suppliers in the immediate area.  Our share of the overall market in India is currently less than 1%.

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

3.        Highway and heavy construction.  The Indian government has developed a plan to build and modernize Indian infrastructure.  The Wall Street Journal reported on March 23, 2010 that the government planned to double infrastructure spending from $500 billion to $1 trillion.  It will pay for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.  A significant number of our customers are engaged in highway and heavy construction.  According to BBC, India's government has pledged to move ahead with major infrastructure projects to give a boost to the country's slowing economy and revive the plans to build new highways, airports and ports, among other things during the ongoing fiscal year. Prime Minister Manmohan Singh stated last June 6, 2012, that some of the projects to start the economic boost include contracts to build 9,500km of roads; three new airports at Navi Mumbai, Goa and Kannur; the upgrade to international standard of at least "three or four" of five airports - Lucknow, Varanasi, Coimbatore, Trichy and Gaya; two new aviation hubs to make India a major transit point and two new ports in Andhra Pradesh and West Bengal. Minister Singh estimated 1 trillion dollars in the next five years to building the infrastructure planned and said that the government alone would be unable to invest the amount.”  Our subsidiary, TBL, a small road building company, is engaged in highway and heavy construction activities.  TBL has constructed highways, rural roads, tunnels, dams, airport runways and housing complexes, mostly in southern states.  TBL, because of its successful execution of contracts, is pre-qualified by the National Highway Authority of India (NHAI) and other agencies.  TBL’s share of the overall Indian construction market is very small.  However, TBL’s prequalification and prior track record provides a way to grow the Company in highway and heavy construction.  Currently, TBL is engaged in the recovery of construction delay claims that it is pursuing against NHAI, the Airport Authority of Cochin and the Orissa State Works.  Our share of the overall market in India is significantly less than 1%.

4.        Construction and maintenance of high temperature plants.  Through our unconsolidated, minority interest in Sricon, we engage in the civil engineering, construction and maintenance of high temperature plants.  Sricon also has the specialized skills required to build and maintain high temperature chimneys and kilns.  Sricon’s share of this market in India is less than 1%.   However, the company is negotiating a possible exit from the equity in Sricon. It expects to finalize the sale of its minority investment back to Sricon in exchange for land in Nagpur, India.  According to the global market researcher eMpulse, the construction industry’s total market size in India is approximately $53 billion.  According to Reuters, India exports about 100 million tons of iron ore per year.  Prices for iron ore have averaged around $140 per metric ton.  The rock aggregate market is India is approximately $3 billion.

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Year ended March 31, 2012	Year ended March 31, 2011
TBL	0.64%	2%
IGC-IMT	88.76%	53%
IGC-MPL	10.60%	44%
IGC-LPL	0.00%	1%
PRC Ironman	0.00%	0%
Total	100%	100%

Customers

Our present and past customers include the National Highway Authority of India, several state high way authorities, the Indian railways, private construction companies in India and several steel mills in China, including local traders and steel mills near the port of Tianjin.

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

In China, the iron ore industry is broadly divided into mining and processing.  The companies that hold mining licenses mine ore and sell it to steel mills directly or to processing plants.  The processing plants convert ore into high-grade ore, like Ironman, or into pellets that are then sold to steel mills.  Typically, low-grade ore is ore that has an iron (Fe) content of less than 52% and high-grade ore is ore with a Fe content of over 52%.  The processing involves the extraction of iron ore from sand and dirt at beneficiation plants.  The beneficiation process involves crushing and separating ore into valuable substances or waste by any of a variety of techniques.  Ironman’s beneficiation plant extracts iron ore from a dry magnetic separation process followed by a wet separation process.  PRC Ironman currently either processes the sand from the hills of Inner Mongolia or it buys sand and low-grade ore from Mongolia, processes the material to produce 66% Fe ore and then sells the high-grade ore to steel mills and other traders in China.  Its customers are mostly traders and steel mills located mostly around the port of Tianjin, China.

Our growth strategy and business model are to:

1)	Deepen our relationships with customers by providing them infrastructure materials like iron ore, rock aggregate, concrete, coal and associated logistical support.
2)	Expand our iron ore assets by acquiring more beneficiation plants and mines in Inner Mongolia.
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

Competition

As mentioned before, Ironman’s beneficiation plants are located 185 miles from the port of Tianjin.  Other than about 10 kilometers of dirt road leading over a bridge and over the hills, the access to Tianjin port and steel mills located there is excellent consisting of multi-lane highways.  The competition in the immediate area consists of three other operators and is fairly limited mainly because demand for ore within China is high and the market can absorb almost any amount of ore that is produced.  Further, we expect to install an iron ore crusher that can grind ore pebbles into fine ore particles, providing a value added service to the smaller mine owners.  We compete on price, quantity, and quality. While the iron ore industry is well established and relatively efficient market, we remain competitive because we have geographic advantage in Inner Mongolia as we are, with three plants, one of the larger suppliers in the area.

Rock aggregate is generally supplied to the industry through small crushing units, which supply low quality material.  Frequently, high quality aggregate is unavailable, or is transported over large distances, which makes it expensive.  We fill this gap by providing high quality material in large quantities.

We operate in an industry that is competitive.  However, the industry is fragmented in some geographic areas and while a number of our competitors are well qualified and better financed than we are, we believe that the demand for contractors in general will permit us to compete for projects and contracts that are appropriate for our size and capabilities.  Large domestic and international firms compete for jumbo contracts over $250 million in size, while locally based contractors vie for contracts worth less than $5 million.  We seek to compete in the gap between these two ends of the competitive spectrum.  The recent capital markets crisis has made it more difficult for smaller companies to grow to mid-sized companies because their access to capital has been restrained.  While we are also constrained by capital, we believe that we are in a better position to secure capital than a number of small, purely local competitors.  Our construction business is positioned in the $5 million to $25 million contract range, above locally based contractors and below the large firms, creating a technical and financial advantage in this market niche assuming that we can maintain access to capital.

 Seasonality

In 2011, the area of Chifeng and Inner Mongolia was subject to inclement weather.  Typically, the months of May through September are rainy.  On average, the rainfall is between 1.1 inches per month to a high of 4.7 inches per month, typically in July.  This level of rainfall is not disruptive to the production of ore and in most cases the plant is operational.  However, in 2011, the area received very heavy rainfall that caused flooding through the region.  It had a serious impact on PRC Ironman’s operations, as PRC Ironman could not operate the mines and the plant for over four months.  The heavy rains and flooding destroyed over 16,000 houses and over 6,000 hectares of farmland.  It also destroyed the bridge connecting our production facilities to the main highways.  Limited damage was sustained to the plant and repairs have been made.

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

Employees and consultants

As of March 31, 2012, we employed a work force of approximately 105 employees and contract workers in the US, India, China, Hong Kong and Mauritius.  Employees are typically skilled workers including executives, engineers, accountants, sales personnel, truck drivers and other specialized experts.  Contract workers require less specialized skills.  The truck drivers tend to be contract workers.  We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions and provided United States work assignments, technology and USGAAP training and other fringe benefits.  Ironman tends to be the employer of choice as there are very few industries in the area it operates.  We hope that our efforts will make our other companies more attractive.

Environmental regulations

India and China have strict environmental, occupational, health and safety regulations.  In most instances, the contracting agency regulates and enforces all regulatory requirements.  As part of the mandate in the area, Ironman has undertaken a conservation effort as well as an effort to create a sustainable environment.  Ironman actively plants grass and shrubs in the hills after they are excavated and uses the water from the processing plant to irrigate the grass and shrubs.  We internally monitor and manage regulatory issues on a continuous basis.  We believe that we are in compliance with all the regulatory requirements of the jurisdictions in which we operate.  Furthermore, we do not believe that compliance will have a material adverse effect on our business activities.  In addition, a certain portion of our revenue is set aside as a reserve fund for environmental development.

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

Information and timely financial reporting

Our operations are located in India and now China where the respective accepted accounting standards are the Indian GAAP and the Chinese GAAP.  In many cases, the Indian GAAP and the Chinese GAAP are not congruent with the U.S. GAAP.  Indian and Chinese accounting standards are evolving toward IFRS (International Financial Reporting Standards).  We engage independent public accounting firms registered with the U.S. PCAOB to conduct an annual audit of our financial statements.  The process of producing financial statements is at times cumbersome and places significant demands upon our existing staff.  We believe we are still some time away from having processes and adequately trained personnel in place to meet the reporting timetables set out by U.S. reporting requirements.  Until then we may, on occasion, have to file for extensions to meet U.S. reporting timetables and it is possible that we may fail to meet these time tables.  Failure to file our reports in a timely fashion can result in severe consequences including the potential delisting of our securities.  In addition, our access to capital may become more difficult or limited if we fail to meet reporting deadlines.  We will make our annual reports, quarterly reports, proxy statements and up-to-date investor presentations available on our website, www.indiaglobalcap.com, as soon as they are available.  Our SEC filings are also available, free of charge, at www.sec.gov.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this report in evaluating us and our Common Stock and other securities.  If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations.   In that case, the trading price of our Common Stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.”  See “Forward-Looking Statements.”

Risks Related to the Acquisition of Ironman.

IGC may experience difficulty transferring money from India and China to the U.S.

Chinese and Indian currencies are not freely convertible into other currencies. Therefore, profits made in China or in India may have to be reinvested in those countries. While it is well reported in the news that China is seeking to make its currency convertible by 2015, there is no certainty that this will occur in the short-term.  IGC has engaged legal counsel in India and China to advise on paths to move money between those countries and the U.S.  The currently available methodologies include the sale of stock, a dividend payment or transfer pricing that involves USA overhead expenses paid out of the Chinese or Indian companies.

Iron Ore Exports from India may be reduced by one-third in 2012 and beyond.

Iron ore exports from India, usually the world's third biggest supplier of the ingredient for steel, could fall a third into 2012.  India's iron ore exports were already down 25 percent in April to October 2011 because of stalled shipments arising from a legal dispute in Karnataka, India and because of high transport costs.  Karnataka, India normally accounts for a quarter of India’s exports.  Most of India's iron ore exports go to China, which has the world's largest steel industry.  India exported about half of China’s annual production until Karnataka introduced a ban on shipments in July 2010.  IGC is aware of the export issues in Karnataka, India, which could cause (a) logistics pricing, (b) export bans similar to the Karnataka ban on exports elsewhere in India, and (c) increased in the export duty.  If one or more of these risks materialize, IGC’s revenues could be adversely affected.  IGC believes that low-grade ore remains available in other parts of India including both Orissa and Goa.  Further, IGC’s established presence in China and India will facilitate its ability to export ore from India.  Further, IGC is exploring alternative arrangements for the supply of low grade ore from countries other than India, like Mongolia and the Philippines.

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

•           loss of one or more key employees;

•           failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

•           failure to combine product and services offerings quickly and effectively.

The acquisition of Ironman has closed; however, the actual integration may result in additional and unforeseen expenses or delays.  If the combined company is not able to integrate Ironman’s business and operations successfully, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

IGC’s management lack’s experience in the iron ore industry.

IGC’s current officers and directors do not have experience operating a business in China and lack direct experience in the iron ore industry.  IGC believes that the officers and directors of HK Ironman and PRC Ironman will remain with the companies at least one year following the closing of the Acquisition to facilitate the transition, though there is no guaranty of this result.  The success of the acquisition of HK Ironman (the “Acquisition”) will depend in part on the ability of the combined company following the completion of the Acquisition to realize the anticipated benefits, including annual net operating synergies.  Following the Acquisition, the size of the combined company’s business will be significantly larger than the current business of IGC.  Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  IGC cannot assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated resulting from the Acquisition.  The failure to manage successfully the challenges presented after an Acquisition may result in the Company’s failure to achieve some of all of the anticipated benefits of the Acquisition.  Consequently, our operations, earnings and ultimate financial success may suffer harm as a result.

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

We are managing our business, following the Acquisition, through a number of key personnel.  The loss of any of these key officers could have a material adverse effect on our operations.  In addition, as business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.  No assurance can be given that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future.  Accordingly, if we are not able to retain these officers and/or personnel, or effectively fill vacancies created by departing key persons, our business may be impaired.  The lack of key man insurance on any of these important personnel will also have an adverse effect on our financial conditions in case of the death of any of these important key personnel.

Material weaknesses in our internal controls and financial reporting, and our lack of a CFO at Ironman with sufficient U.S. GAAP experience may limit our ability to prevent or detect financial misstatements or omissions.  As a result, our financial reports may not always comply with U.S. GAAP and the Accounting Standards Codification.  Any material weakness, misstatement or omission in our financial statements will negatively affect the market, and price of our stock which could result in significant loss to our investors.

None of the members of Ironman has experience managing and operating a public company and they rely in many instances on the professional experience and advice of third parties.  While we are obligated to hire a qualified chief financial officer to enable us to meet our ongoing reporting obligations, we do not currently have a CFO with any significant U.S. GAAP experience for now with Ironman. Our strategy to supplement the gap in PCAOB, USGAAP, SEC reporting knowledge or experience is to use the advisory services of a big four accounting firm.  Although we are actively seeking a new CFO, qualified individuals are often difficult to find, or the individual may not have all of the qualifications that we require.  Therefore, we may experience “weakness” and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act.  This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a weakness relating to the Company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. GAAP.  Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This may result in significant deficiencies or material weaknesses in our internal controls, which could affect the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our Common Stock.  To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for and price of our stock may be impaired.

China does not allow the PCAOB to inspect the working papers of the Chinese auditor.

Under the current rules in China, the PCAOB is not allowed to inspect the audit work papers of auditors in China.  From the current publicly available information we believe the PCAOB is working with the Chinese authorities to resolve this issue.

There is no time frame as to when this issue will be resolved. In order to mitigate this potential issue, we have hired a firm in China to carry out the audit of HK Ironman and its subsidiary PRC Ironman under USGAAP and PCAOB Standards. In addition the principal auditor takes an active role in reviewing the work of the Chinese auditor. However, despite our efforts to set a higher standard, this issue could affect the liquidity of IGC shares, as some USA fund managers may be reluctant to invest in our shares because the PCAOB has limited jurisdiction over auditors in China.

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

IGC is conducting business in China through its subsidiary, PRC Ironman, a Sino-Foreign Equity Joint Venture (“EJV”), which is a corporation jointly invested and incorporated by foreign companies, other economic organizations or persons and Chinese companies or other economic organizations.  An EJV typically is established by joint contribution, joint operation of all parties to the joint venture, and sharing of risk, profits and losses in proportion to their respective contributions towards the registered capital.

In the opinion of Gaopeng & Partners, our PRC legal counsel, PRC Ironman’s business is a foreign investment that is permitted in China.  Chinese foreign investment policies classify various industries into four groups, which are encouraged, permitted, restricted and prohibited for foreign investment.  Mining and processing of ferruginous sandstone and sale of refined iron powder is not in either the encouraged, restricted or prohibited groups explicitly stipulated by the Catalogue of Industries Guiding Foreign Investment, so such business is foreign investment permitted.  HK Ironman entered into a share transfer agreement to purchase 95% shares of PRC Ironman from Mr. Zhang Hua and Mr. XU Jianjun in January 2011.  On April 28, 2011, the Department of Commerce of Inner Mongolia Autonomous Region approved the share purchase.  On the same day, HK Ironman was granted the Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao and Overseas Chinese in the People’s Republic of China (Approval No. Shang Wai Zi Meng Wai Zi Shen 2011- 0023).  Before the closing of the Acquisition, 95% shares of PRC Ironman was held by HK Ironman and 5% was held by Mr. Zhang Hua.

Our PRC legal counsel that there are uncertainties regarding the interpretation and application of current and future PRC laws and regulations has advised us.  If PRC Ironman were for any reason determined to be in breach of any future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

·	imposing economic penalties:

·	discontinuing or restricting the operations of PRC Ironman;

·	imposing conditions or requirements with respect to HK Ironman or PRC Ironman with which HK Ironman or PRC Ironman may not be able to comply;

·	requiring our company to restructure the relevant ownership structure or operations;

·	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

·	revoking the business licenses and/or the licenses or certificates of PRC Ironman.

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

We operate our business in China in reliance on approval certificates, business license and other requisite licenses held by HK Ironman and PRC Ironman.  PRC Ironman has received a license, to operate the beneficiation plants on a specific acreage of land in Inner Mongolia through August 2018.  In addition, PRC has a business license, which was amended on November 28, 2011 to reflect PRC Ironman’s new ownership by HK Ironman, effective January 2011.  The business license is valid through January 7, 2028.  There is no assurance that HK Ironman will be able to renew its licenses and certificates in the future when their terms expire with substantially similar terms as the ones they currently hold.  HK Ironman’s failure to renew its licenses and certificates when their terms expire with substantially similar terms as the ones it currently holds could result in our inability to operate our business.

Our future operating results and the market price of our Common Stock could be materially adversely affected if we are required to write down the carrying value of goodwill and investment associated with any of our businesses in the future.

We review our goodwill balance and investments for impairment on at least an annual basis through the application of a fair value-based test.  Our estimate of fair value is based primarily on projected future results and cash flows and other assumptions.  In addition, we review long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  In the future, if our projected discounted cash flows or the recoverable value of the underlying assets associated with our businesses do not exceed the carrying value of their net assets, we may be required to record write-downs of the carrying value of other long-lived assets associated with our businesses.  If that is the case, then our operating results and the market price of our Common Stock may be adversely affected.

Our subsidiaries may become involved in litigation in the future.

Our construction and aggregate contracts are subject to the jurisdiction of the Indian courts.  Our iron ore contracts frequently are subject to the jurisdiction of other foreign countries.  Our Chinese operations are subject to Chinese courts.  The expenses of litigation and any judgments against us could have an adverse effect on us.

Risks Associated with Doing Business in India and China.

Any downgrading of China’s or India’s debt rating by an international rating agency, or an increase in interest rates in China or India, could adversely affect our ability to generate or use Letters of Credit.

The iron ore trading business relies heavily on Letters of Credit.  Ironman is attempting to establish a record of execution that can eventually lead to back-to-back Letters of Credit, which would greatly enhance our business and help us grow rapidly.  Back-to-back Letters of Credit are used primarily in international transactions, with the first Letter of Credit serving as collateral for the second.  Any adverse revisions to China’s or India’s credit ratings for domestic and international debt by international rating agencies as well as an increase in interest rates or a tightening of credit may adversely affect our ability to finance growth through back-to-back Letters of Credit, which could lead to a decrease in our growth rate, adversely affecting our stock price.

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

Returns on investment in Chinese and Indian companies may be decreased by withholding and other taxes.

Our investment in China and India may incur tax risk unique to investment in China, India and in developing economies in general.  Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Chinese and/or Indian income tax.  Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India.  This is true whether or not the services or the earning of the income would normally be considered as being from sources outside India in other contexts.  Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure.  Any withholding taxes paid by us on income from our investments in China and/or India may or may not be creditable on our income tax returns.  We may also incur taxes in India on any profits that we may choose to distribute as dividends to our shareholders.  We intend to avail ourselves of transfer pricing rules and minimize any Chinese and/or Indian withholding tax or local taxes.  However, there is no assurance that the Chinese and/or the Indian tax authorities will always recognize such rules in its applications.  Our Chinese subsidiary is held by a Hong Kong based subsidiary and our Indian subsidiaries are held by a subsidiary in Mauritius, in as effort to create a tax efficient structure.

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

Terrorist attacks and other acts of violence could have the direct effect of destroying our plants and property causing a loss and interruption of business.  According to the CIA 2011 World Factbook, religious and border disputes persist in India and remain pressing problems.  For example, India has from time to time experienced civil unrest and hostilities with Pakistan and other neighboring countries.  The longstanding dispute with Pakistan over the border Indian states of Jammu and Kashmir, a majority of whose populations are Muslim, remains unresolved.  While India and Pakistan resumed formal peace talks, there are no guarantees that these will be successful.  In addition, India continues to struggle with insurgent attacks from Maoist- Naxalite groups.  If the Indian government is unable to control the violence and disruption associated with these insurgencies, then the result could be the destabilization of the economy, and, consequently, an adverse effect on our business.  Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, in Iraq, and more recently in Pakistan and other Asian countries.  These events could adversely affect the Indian economy, and, as a result, negatively affect our business.

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

Changes in the exchange rate of the Indian rupee may negatively influence our revenues and expenses.

In fiscal 2012 our operations were primarily located in India and in fiscal 2013 our operations will be in India and China. We receive payment in Indian rupees for work in India in RMB for the work in China. We report our financial statements in U.S. dollars. To the extent that there is a decrease in the exchange rate of Indian rupees relative to U.S. dollars, such a decrease could have a material impact on our operating results or financial condition.

U.S.-listed companies with business operations in China have recently come under increased scrutiny, criticism and negative publicity.

Since 2010, a number of U.S. publicly listed companies with substantial operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC and the Justice Department resulting in a loss of share value.  Much of the scrutiny and negative publicity has centered around accounting weaknesses, inadequate corporate governance and, in some cases, allegations of fraud.  As a result of such scrutiny and negative publicity, the stock prices of most U.S. publicly listed companies with operations in China have sharply decreased in recent months.

Because the Chinese judiciary will determine the scope and enforcement under Chinese agreements, we may be unable to enforce our rights inside and outside of China.

HK Ironman operates under the laws of Hong Kong and PRC Ironman, its subsidiary, operates under the laws of PRC.  Substantially all of the assets of Ironman are located in China and the majority of its officers and directors and the experts named in this report are outside the U.S.  It is therefore unlikely that service of process on either HK Ironman or PRC Ironman or their officers and directors can be obtained within the U.S.  Further, it may be difficult to enforce in China a judgment obtained in the U.S.  These difficulties stem from the lack of official judicial arrangements between the U.S. and China, which means that judgments of U.S. courts will not be necessarily enforced in China without review and re-litigation of the merits of their claims.

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

Risk Related to Our Securities.

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

As part of a public company with substantial operations, we are experiencing an increase in legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”) and new rules implemented by the SEC and the NYSE MKT (NYSE Amex) have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  We have completed the testing of internal controls in all our subsidiaries in India.  We expect to carry out the evaluations and install improved systems and processes as required in both India and China.  However, we cannot be certain as to the timing or completion of the remediation actions, or their impact on our operations.  Furthermore, it is difficult to hire personnel in India and China who are familiar with U.S. GAAP.  We have hired several competent consultants to help review our internal reporting and disclosures, and to train our Indian and Chinese staff in SEC reporting and U.S. GAAP.  We do not foresee a problem other than the time required to complete the training adequately and to implement the improved processes.

Compliance with Foreign Corrupt Practices Act could adversely affect our competitive position.  Failure to comply could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. public companies from engaging in bribery of or other prohibited payments to foreign officials to obtain or retain business.  While we will take precautions to educate the employees of our subsidiaries of the Foreign Corrupt Practices Act, there can be no assurance that our employees or agents of IGC or our subsidiaries will not engage in such conduct, for which we might be held responsible.  We could suffer penalties that may have a material adverse effect on our business, financial condition, and results of operations.

We may issue additional shares of our capital stock, including through convertible debt securities, which would reduce the equity interest of our stockholders and possibly cause a change in control of our ownership.

Our certificate of incorporation authorize the issuance of up to 150,000,000 shares of Common Stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share.  Currently, there are approximately 74,003,461 authorized but unissued shares of our Common Stock available for issuance after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and shares and options authorized for issuance under our 2008 Omnibus Incentive Plan.  It is also after the reservation for conversion of all of the 1,000,000 shares of preferred stock available for issuance.

We issued an aggregate of 6,942,693 shares of our Common Stock in connection with a private placement of debt securities and exchange of previously issued debt securities for new debt securities and Common Stock in October 2009, November 2010, December 2010, February 2011, March 2011 and March 2012, and may engage in similar private placements in the future.  In addition, we may from time to time sell shares in the market.  The issuance of additional shares of our Common Stock including the conversion of any debt securities may:

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

Upon the occurrence of the exercise of our outstanding warrants, the Company will receive the exercise price unless the exercise is cashless.  In either case, such an exercise will also increase the number of shares outstanding.  This may adversely affect the share price, as the supply of shares eligible for sale in the public market will increase.  The increased number of shares offered for sale in the public market may exceed the public demand to buy shares at a given market price resulting in the market price adjusting downward.  The Company in its sole discretion has the right to decrease the exercise price of the warrants.

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

We have issued warrants to purchase our Common Stock in three public offerings: our initial public offering in March 2006, a registered direct offering in September 2009 and a public offering in December 2010.  In the absence of an applicable exemption, holders of warrants issued in our public offerings will be able to exercise the warrants only if a current registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to the shares of our Common Stock underlying the warrants is then effective.  Although we have undertaken in the respective warrant agreements relating to such warrants, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the public warrants to the extent required by federal securities laws, and we intend to comply with such undertaking as soon as possible.  We currently have an effective registration statement and all outstanding warrants are registered. In the future, if we fail to comply with our contractual obligations, we could be liable to the holders of the warrants.  In no event shall we be liable for, or any registered holder of any warrant be entitled to receive, (a) physical settlement in securities unless the conditions and requirements set forth in the warrant agreement have been satisfied, or (b) any net-cash settlement or other consideration in lieu of physical settlement in securities (provided that the holders of the warrants issued in our September 2009 and December 2010 offerings are entitled to cash payments if we fail to deliver shares issuable upon exercise of the warrants in a timely fashion).  The value of the public warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current.  Such warrants may even expire worthless.  The warrants issued in our initial public offering that were to expire on March 3, 2011, now expire on March 8, 2013 since we exercised our right to extend the terms of those warrants.  The warrants issued in our September 2009 and December 2010 offerings expire on September 18, 2012 and December 8, 2017 respectively.  The outstanding warrants issued in our September 2009 and December 2010 offerings, currently exercisable for an aggregate of 1,117,410 shares of Common Stock, give the holders of such warrants the right to exercise the warrants on a cashless basis if at the time of exercise there is not an effective registration statement available for the issuance of the shares issuable upon exercise of the warrants.  We would not receive any proceeds from the cashless exercise of the warrants.

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

If we fail to comply with the NYSE MKT (NYSE Amex) listing requirements, we could be delisted from the NYSE equities market.  Any such delisting could potentially limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

If we fail to comply with the listing requirements of the NYSE MKT (former NYSE Amex), we could be delisted from the NYSE equities market.  If at any time in the future, the NYSE MKT delists our securities from trading on its exchange, we could face significant adverse consequences, including a:

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

If our Common Stock were removed from listing with the NYSE MKT (NYSE Amex), it may be subject to the so-called “penny stock” rules.  The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.  If our Common Stock were delisted and determined to be a penny stock, a broker-dealer may find it more difficult to trade our Common Stock and an investor may find it more difficult to acquire or dispose of our Common Stock on the secondary market.  Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Risks Associated With Our Industry and Specifically the Iron Ore Business.

We are subject to numerous risks and hazards associated with the mining industry.

Our mining operations are subject to a number of risks and hazards including:

•	industrial accidents;
•	unusual or unexpected geologic formations;
•	explosive rock failures; and
•	flooding and periodic interruptions due to inclement or hazardous weather conditions.

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

Both India, specifically the east and west coasts where our supply chains are located, and northeastern China where Ironman’s processing chain is located, potentially experience severe weather conditions.  Severe weather conditions could cause our supply chain and/or processing chain to temporarily curtail or stop operations materially affecting our quarterly results.  During periods of curtailed activity due to adverse weather conditions, our operations in both countries may continue to incur operating expenses, reducing profitability.  Certain weather conditions may affect mining operations.  The Ironman beneficiation plant is located in a region with a typical subtropical climate characterized mainly by high precipitation and high evaporation and humid conditions.  The rainy season occurs from May to August of each year, which may make the plant inaccessible or unusable during such rainy season due to flooding caused by insufficient drainage necessary to release the excess water that has accumulated.  During the last rainy season there was a particularly rainy season marked by much flooding in China and a halt in business operations for several months.  As such, mining operation may be interrupted due to inclement or hazardous weather conditions experienced during such rainy season.

We may not be able to obtain necessary raw materials at competitive price and this may negatively affect our profits.

On the supply side, including procuring sufficient raw materials, we may have difficulties procuring low-grade iron ore at specific sizes at competitive prices.  In the event we are unable to secure steady suppliers, it could negatively affect our profitability.  The processing plant in China requires water for the wet separation.  While there is currently and for the foreseeable future an adequate supply of water, any discrepancy with the supply of water could lead to curtailing operations, which could affect our profitability. Likewise, construction contracts are primarily dependent on adequate and timely supply of raw materials, such as cement, steel and aggregates, at competitive prices. As the demand from competing larger and well-established material supply firms increases for procuring raw materials, we could face a disproportionate increase in the price of raw materials that may negatively impact our profitability.

The cost of logistics and shipping between India and China may reduce our income.

Our process involves moving ore from mine heads to crushers and then to the port for shipping.  We rely on third parties to provide a number of important services in connection with our business, and any disruption in these services could materially affect our business.  For example, we depend on trucking companies to move the ore.  A surge in demand for ore and, in general, other commodities, could increase the cost of domestic logistic affecting our profitability.  Additionally, we depend on shipping agencies to move ore from India to China and an increase in the price of shipping could adversely affect our profitability.

Some of our business is dependent on contracts awarded by the Indian government and its agencies.

The construction business is dependent on central and state Indian government budget allocations to the infrastructure sector.  We derive the bulk of our construction revenue from contracts awarded by the Indian central and state governments and their agencies.  If there are delays in payments by the government, our working capital requirements could increase.  Our materials business is dependent on private sector companies, which could be affected by government delays, indirectly burdening our business.

Assessment of penalties for time overruns and lack of quality may adversely affect our economic performance.

TBL executes construction contracts primarily in the roads and infrastructure development sectors.  TBL typically enters into high value contracts for these activities, which impose penalties if the contracts are not executed in a timely manner.  If TBL is unable to meet the performance criteria prescribed by the contracts, then levied penalties may adversely affect our financial performance.  Furthermore, we may pay demurrage for some of our iron ore delivery contracts, if ore is not loaded onto ships in the time prescribed by delivery contracts.  The payment of demurrage may adversely affect our financial performance.  The ore shipped by us from India is shipped with a quality certificate from a leading company.  However, the buyers in China also perform quality measurements, which could differ from the initial quality certificate.  This may result in negative price adjustments affecting our profit margins.  The rock aggregate business is less sensitive to time overruns and quality.

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

Like other mining companies, our operations may suffer from structural issues such as unusual or unexpected geologic formations or explosive rock failures that may result in accidents that cause property damage and possible personal injuries.  We can give no assurance that industry-related accidents will not occur in the future.  We do not maintain flood or other property insurance covering our properties, equipment, or inventories.  Any losses and/or liabilities we incur due to unexpected property damage or personal injury could have a material adverse effect on our financial condition and results of operations.

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

 Strikes, civil unrest, and tensions between India and China could have an impact on our business.

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

Iron ore is traded in USD.  However, the supply side, including logistics in India, is settled in Indian rupees (INR).  On the other hand, the expenses for processing the ore in China are all met in RMB.  Therefore, three currencies are involved in a typical trade.  Fluctuations of one currency relative to the others may adversely affect our profit margins.

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

The continued success of our business is largely dependent on the continued services of key employees in IGC and our subsidiaries after the Acquisition.  The loss of the services of certain key personnel, without adequate replacement, could have an adverse effect on our performance.  Our senior management, as well as the senior management of our subsidiaries, plays a significant role in developing and executing the overall business plan, maintaining client relationships, proprietary processes and technology.  While no one is irreplaceable, the loss of the services of any would be disruptive to our business.

A large portion of Ironman’s revenue is derived from five major customers.

Five of Ironman’s major customers accounted for 92%, respectively of its total revenue for the fiscal year ended December 31, 2011 and 83%, respectively, of its total revenue for the fiscal year ended December 31, 2010.   We expect this trend of concentration to continue, as the buyers of iron ore tend to be large traders or steel mills.  Non-renewal or/and termination of such relationship may have a material adverse effect on its revenue.  No assurance can be given that following the Acquisition that it will be able to maintain such a relationship.  Additionally, no assurance can be given that Ironman’s business will not remain largely dependent on a limited number of customers accounting for a substantial part of our revenue.

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

Large companies in Brazil, Australia, India, and other ore producing countries dominate the iron ore business.  Most of these companies are miners and export directly to the large steel mills around the world.  Our strategy of sourcing low-grade inexpensive ore from India and processing it in China is fairly unique and allows us to supply steel producers at competitive prices, while maintaining margins.  Ironman depends on its expertise in sourcing low cost low-grade ore and to process the ore.  If Ironman is unable to offer competitive prices there could be a significant reduction in our revenue.

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

Ironman is a cash business, which may cause us to suffer losses from theft and other corrupt practices.

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

The majority of Ironman’s revenue is derived from the sale of high-grade ore.  Consequently, its revenue is directly related to the price of high-grade ore.  The fact that it does not conduct any hedging of the price of iron ore exposes it to increased price volatility.  Iron ore is one of the biggest dry bulk commodities traded and shipped.  According to the U.S. Geological Survey, Mineral Commodity Summaries, January 2012 report, the estimated world total mine production of iron ore was 2,800 million metric tons of usable ore worth $336 billion and the world total resources of iron ore content was 80,000  million metric tons of usable ore. The price (estimated from reported value of ore at mines) was $120 USD per metric ton. According to Bloomberg News, Dec 19, 2011, Iron ore prices may remain below $140 a metric ton as Chinese mills limit purchases.  The growth of spot trading in this huge market presents an opportunity for banks, traders, producers and consumers to manage price risk and exposure.  Trading since 2008, the iron ore swap has emerged as the leading instrument for iron ore hedging and risk management.  Changes in the prices of high-grade ore and lead may adversely affect our operating results.  It is difficult to predict whether high-grade ore prices will rise or fall in the future and a decline in prices could have an adverse effect on our future results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation.  Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814.  TBL’s headquarters are located in Cochin, India and PRC Ironman’s headquarters are located in Linxi, Inner Mongolia, PRC.   In addition, we have offices or representatives in Mauritius, Hong Kong, Nagpur, and Chennai, India.

The Company is not involved in investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, as all of our land rights are used for production purposes.

Item 3.     Legal Proceedings

In January 2011, one of our subsidiaries -IGC-M- initiated legal proceedings against the Sricon management requesting the Company Law Board in India to stay any transactions - such as purchase, sale or a further creation of charge on Sricon’s fixed properties including land and plant and machinery - citing mismanagement of company affairs by the present management.  IGC-M has also sued for recovery of the investment in Sricon and suitable compensation thereon.

Subsequently in January 2011, the Company received a favorable order from the Company Law Board granting the requested stay.  The proceedings for the recovery of investment and a suitable compensation are currently pending adjudication at the Company Law Board, Mumbai.

The Company is currently pursuing a settlement with Sricon in which it will sell its minority interest in Sricon for land in Nagpur, India.

Item 4.     [Reserved.]

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company consummated its initial public offering on March 8, 2006.  In the initial public offering, the Company offered units for purchase.  A unit in the Company is comprised of one share of common stock of the Company and two warrants to purchase one share of common stock.  On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock, which permitted separate trading of the common stock and warrants.  The common stock, units and warrants trade on the NYSE MKT (NYSE Amex) under the symbols “IGC,” “IGC.U,” and “IGC.WT,” respectively.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of our Common Stock, warrants and units as reported on the NYSE MKT Exchange (NYSE Amex).  The quotations listed below reflect inter dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
March 31, 2010	$1.67	$1.17	$0.13	$0.03	$1.41	$1.20
June 30, 2010	$2.05	$0.92	$0.12	$0.03	$2.45	$1.06
September 30, 2010	$1.22	$0.58	$0.05	$0.01	$1.32	$0.85
December 31, 2010	$1.15	$0.52	$0.04	$0.00	$1.23	$0.55
March 31, 2011	$0.93	$0.30	$0.04	$0.00	$1.00	$0.62
June 30, 2011	$0.69	$0.30	$0.04	$0.02	$0.63	$0.50
September 30, 2011	$0.37	$0.17	$0.04	$0.01	$0.54	$0.17
December 31, 2011	$0.40	$0.16	$0.02	$0.01	$0.40	$0.20
March 31, 2012	$0.57	$0.23	$0.04	$0.01	$0.74	$0.22

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2012, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (2)	2,783,450	$0.78	6,161,475

(1) Consists of our 2008 Omnibus Incentive Plan, as amended.  See Note 16—”Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2) Includes grants during fiscal years ended March 31, 2010 and 2012. There were no grants during fiscal year ended March 31, 2011.

Holders

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.  As of July 2, 2012, we had 3,970 holders of record of our common stock, 149 holders of record of our units, and 2,049 holders of record of our warrants.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not paid any dividends on our Common Stock to date and do not intend to pay dividends prior to the completion of a business combination.  The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination.  The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors.  It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the fiscal year ended March 31, 2012 not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2012, the Company made no purchases of its equity securities.

Item 6.     Selected Financial Data

Item 6 does not apply to us because we are a smaller reporting company.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report.  Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing.  The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.  The Company’s actual results could differ materially from those discussed here.  Factors that could cause differences include those discussed in the “Risk Factors” section as well as discussed elsewhere herein.

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

Many factors, including those discussed more fully in documents filed with the Securities and Exchange Commission, which we refer to as the SEC, by IGC, particularly under the heading “Risk Factors” in Part 1, Item 1A of this IGC’s Annual Report on Form 10-K, Form 10-Q for the quarterly periods ended June 30, 2011, September 30, 2011, and December 31, 2011, and any amendments thereto for IGC, could cause results to differ materially from those stated.  While we believe it is important to communicate our expectations to our stockholders, there may be events in the future that we are not able to predict or over which we have no control.  The risk factors and cautionary language discussed in this proxy statement provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

●	The growth in global and specifically Asian GDP and more specifically infrastructure and the overall demand for steel;
●	Competition in the iron ore sector;
●	Legislation by the government of India and the government of China;
●	Labor, trucking, and other logistic issues;
●	Unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;
●	The loss of key management or scientific personnel;
●	The activities of our competitors in the industry;
●	The effect of volatility of currency exchange rates;
●	Enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests;
●	The effect of the Stock Purchase Agreement on our business relationships (including with employees, customers and suppliers), operating results and business generally;
●	Risks that the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the Stock Purchase Agreement; and

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

Our significant accounting policies are presented within Note 2 to our consolidated financial statements and the following summaries should be read in conjunction with the audited consolidated financial statements and the related notes included in this report.  While all accounting policies impact the financial statements, certain policies may be viewed as critical.  Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates.  Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, goodwill, and income taxes.

Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2012 and 2011 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  IGC considers the guidance provided under Staff Accounting Bulletin (“SAB”) 104 in determining revenue from sales of goods.  Considerations have been given to all four conditions for revenue recognition under that guidance.  The four conditions are:

●	Contract – Persuasive evidence of our arrangement with the customers;
●	Delivery – Based on the terms of the contracts, the Company assesses whether the underlying goods have been delivered and therefore the risks and rewards of ownership are completely transferred;
●	Fixed or determinable price – The Company enters into contracts where the price for the goods being sold is fixed and not contingent upon other factors.
●
 Collection is deemed probable – At the time of recognition of revenue, the Company makes an assessment of its ability to collect the receivable arising on the sale of the goods and determines that collection is probable.

Revenue for any sale is recognized only if all of the four conditions set forth above are met.  The Company assesses these criteria at the time of each sale.  In the absence of meeting any of the criteria set out above, the Company defers revenue recognition until all of the four conditions are met.

Revenue from construction/project related activity and contracts for supply/commissioning of complex plant and equipment is recognized as follows:

a)	Cost plus contracts: Contract revenue is determined by adding the aggregate cost plus proportionate margin as agreed with the customer and expected to be realized.
b)
Fixed price contracts: Contract revenue is recognized using the percentage completion method and the percentage of completion is determined as a proportion of cost incurred-to-date to the total estimated contract cost.  Changes in estimates for revenues, costs to complete, and profit margins are recognized in the period in which they are reasonably determinable.

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

•
Where the modifications of the original contract are such that they effectively add to the existing scope of the contract, the same are treated as a change orders.  On the other hand, where the modifications are such that they change or add an altogether new scope, these are accounted for as a separate new contract.  The Company adjusts contract revenue and costs in connection with change orders only when both, the customer and the Company with respect to both the scope and invoicing and payment terms, approve them.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2012 and 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by IGC of its Common Stock to HK Ironman stockholders in exchange for HK Ironman stock, as contemplated by the stock purchase agreement (“Stock Purchase Agreement”) between the Company, HK Ironman, PRC Ironman and their stockholders, generally will not be a taxable transaction to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss for U.S. federal income tax purposes.

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

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer credit-worthiness, and current economic trends.  If the financial condition of a customer deteriorates, additional allowances may be required.

Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of our share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less impairment losses incurred, if any.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others” (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets"), which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition.  ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each subsidiary.  ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

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

Impairment of long-lived assets

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

In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013, which for us is the fiscal ending March 2014. The requirements will not impact our results of operations or financial position.

In September 2011, the FASB issued an Accounting Standards Update that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance is effective for us beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard will not impact our financial results.

Results of Operations

Fiscal year ended March 31, 2012 compared to fiscal year ended March 31, 2011

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2012 and 2011:

	Year ended March 31,
	2012	2011 (as restated)	Change	Percentage
Revenues	4,199,551	4,073,919	125,632	3.08%
Cost of revenues	(4,817,980)	(3,914,655)	(903,325)	23.07%
Revenues less cost of revenues (excluding depreciation)	(618,429)	159,264	(777,693)	-488.30%
Selling, General and Administrative expenses	(4,702,492)	(7,283,089)	2,580,597	-35.43%
Depreciation	(996,403)	(785,066)	(211,337)	26.92%
Operating income (loss)	(6,317,324)	(7,908,891)	1,591,567	-20.12%
Interest and other financial expenses	(984,021)	(1,587,237)	603,216	-38.00%
Interest Income	267,192	262,826	4,366	1.66%
Other Income	481,485	301,182	180,303	59.86%
Loss on dilution of stake in Sricon		-
Impairment loss – goodwill	-	(5,792,849)	5,792,849	-100%
Impairment loss – investment	(1,194,257)	(2,184,599)	990,342	-45.33%
Equity in earnings of affiliates		-
Income before income taxes and minority interest	(7,746,925)	(16,909,568)	9,162,643	-54.19%
Income taxes benefit/(expense)	(172,828)	(4,100,225)	3,927,397	-95.78%
Income after income taxes	(7,919,753)	(21,009,793)	13,090,040	-62.30%

Revenue - Total revenue is $ 4.12 million for the year ended March 31, 2012, as compared to $4.07 million for the year ended March 31, 2011, an increase by 3%.  The iron ore mines in India were shut down for all of fiscal 2011 and fiscal 2012.  The limited revenue reported is from trading of ore within India.  The Government of India has indicated that it will reopen the mines in fiscal 2013 and possibly by year-end 2012.  We have shut the plants in China until processes, reporting, new management, and compliance tracking are put in place.  Therefore there was no revenue from the Chinese plants in the months of January through March 2012.  We expect the integration of Ironman to be completed in fiscal second quarter of 2013. Once integration is completed under new management we will reopen the plants. Once the mines in India open, we will be in a position to export low-grade ore from India to China for further beneficiation at our plants in Linxi.

Cost of Revenue - Cost of revenue is exclusive of depreciation and amortization. It consists primarily of compensation and related fringe benefits for project-related personnel, department management, and all other dedicated project related costs and indirect costs. Cost of revenue for the year ended March 31, 2012 increased by $0.9 million, compared to the year ended March 31, 2011.  This increase is primarily due to revaluation of PRC Ironman inventory on account of decrease in Market price of Iron ore in china and globally.

Cost of revenue as a percentage of revenue has increased from 96% in the previous year to 115% in the current year. This increase is on account of the significant increase in the raw material prices in the current year in ‘IGC MPL’ and revaluation of inventory at PRC Ironman.

Revenues less cost of revenue – The difference between our revenues and cost of revenues decreased by $0.78 million or 488% to $ (0.62) million for the year ended March 31, 2012 as compared to $0.16 million for the year ended March 31, 2011. The principal reason for the decrease in the same during the year ended March 31, 2012 as compared to the previous year was due to increase in cost of revenue during the year as explained above. As a percentage of revenue, the difference between revenue and cost of revenue was 14.73% and 3.91% for the years ended March 31, 2012 and 2011, respectively. We had some fixed costs, which did not reduce proportionately leading to a decline in our gross profit margin.

Selling, General and Administrative expenses – These consist primarily of employee-related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write-offs relating to doubtful and bad debts and advances. Selling, general and administrative expenses were $ 4.70 million for the year ended March 31, 2012 compared $7.28 million for the year ended March 31, 2011. The expenses as a proportion of revenue during the current year were 111.98% as compared to 178.77% in the previous year. The decrease as compared to previous year is due to:

•
Provision relating to the receivable from one of the investee companies – Sricon in the previous year. One of the subsidiaries of the Company -TBL- had advanced a loan to Sricon to fund some of the operations. However due to certain management disputes, the Company has not recovered the receivable even though the same was due. The Company intends to pursue the collection of this receivable through appropriate legal recourse in India. However, due to the uncertainty in the timing and the quantum of collection, the Company in fiscal 2011 had provided a reserve for this receivable in the amount of $3.14 million.

•	Write-off of certain bad debts that were considered to be irrecoverable amounting to $1.52 million in previous year.

Excluding the impact of the above write-offs in previous year, the selling, general, and administrative expenses as a proportion of revenue was 111.98% in the current year as compared to 64.37% in the previous year. The increase in the current year is due mainly to one time expenses related to the acquisition of Ironman. Overall in fiscal 2012, the Company took steps to reduce and realign its overheads in USA, India and China.

Depreciation – The depreciation expense was $ 1.00 million in 2012 as compared to $0.78 million in 2011. The increase is mainly on account of consolidation of H&F Ironman.

Income from operations - Loss from operations reduced from $7.91 million for the year ended March 31, 2011 to a loss of $ 6.31 million for the year ended March 31, 2012, which is a decrease of $1.60 million in losses.

Interest and other financial expense– The interest expense for the year ended March 31, 2012 was $ 0.98 million as compared to $1.59 million for the year ended March 31, 2011.  The decrease in interest expense is primarily due to repayment of notes. During fiscal 2012, not including Ironman, the Company paid off about $3,786,151of short-term borrowing, notes payable and trade payable, including one note for which the Company was paying an interest rate of 30%. Cost of capital is still a staggering expense for us.  In fiscal 2012, we focused on reducing the cost of capital by eliminating loans that carry very high interest rates and are a drag on earnings. In fiscal 2011, we paid $1,394,433 in interest and we have eliminated about $800,000 in interest, which will manifest in fiscal 2013.

Interest income – The interest income for the year ended March 31, 2012 was $ 0.27 million as compared to $0.26 million for the year ended March 31, 2011.  The income was derived mostly from cash that is held as deposits.

Impairment loss – investment – For the year ended March 31, 2012, the Company again conducted an impairment test of its 22% investment in Sricon. Based on a revaluation of the assets including the real estate owned by Sricon, the Company has determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon is required. The carrying value of the investment in Sricon is accordingly $5.1 million as at March 31, 2012. The carrying value as at March 31, 2012 approximates the recoverable assessed value as determined as on that date. We are in the process of settling our dispute with Sricon and expect to eliminate our ownership in Sricon in exchange for property in Nagpur.

Other income – Other income primarily consists of foreign exchange gain/(loss) arising from the restatement of the inter-company receivables, denominated in Indian rupees, regarding payables to IGC. Further during the current year, the Company has written back liabilities relating purchase consideration payable to the promoters of H&F Ironman. The purchase consideration of USD 1 million relating to the acquisition of Ironman was linked to certain committed conditions to be completed before January 31, 2012. These conditions were not consummated and accordingly, the Company has written back the liability related to this payment.

Income tax expense – We had an income tax expense of $0.17 million for the year ended March 31, 2012 as compared to $4.1 million for the year ended March 31, 2011.  The income tax expense for the previous year was primarily on account of losses incurred in the previous year, which we believed would be offset against taxable profits in the future years due to the execution of the substantial orders received from China. During the previous year, considering the continued ban on import of low-grade iron ore by China and the shut down on mining and exports from Karnataka, the Company believed that the timing of the execution of the orders couldn’t be projected.  Therefore, from the perspective of prudence the Company provided a valuation on the entire deferred tax asset balance during the previous year resulting in the substantial income tax expense.

We however continue to expect to perform and deliver ore to our customers and earn sufficient taxable income to utilize all the deferred tax assets that we have recorded. We have not relied on any specific tax planning strategies in the recognition of the deferred tax assets.

Net loss – The Company had a loss of $7.92 million for the year ended March 31, 2012 as compared to a loss of $21.01 million for the year ended 31 March 2011. This reduction in loss was driven primarily by lesser write-offs of assets, which in turn shows the stability of receivables in the current year.  We have worked very hard in fiscal 2012 to a) reduce overheads, b) reduce our cost of capital by eliminating high interest loans, c) realigning the business to focus on the iron ore business, d) reach an agreement with Sricon and e) completing the acquisition of Ironman. We believe that our over all cash expenses related to overheads and interest have been reduced dramatically in preparation for the opening of mines in India and restarting the mines in China.

Balance sheet explanations:

Goodwill- The increase in goodwill between fiscal 2011 and 2012 is attributed to the goodwill from the Ironman acquisition.

Liabilities- The Company eliminated $669,788 in short -term borrowings between fiscal 2011 and fiscal 2012.  The Company also eliminated $974,818 in trade payables and $2,120,000 in Notes Payable for a total of $3,898,779.  The Company’s non-current liabilities increased from $1,209,479 to $4,233,978 between fiscal 2011 and 2012.  The increase is primarily due to $3,000,000 of incentive based compensation that is related to the acquisition of Ironman.

Non-controlling interest- The non controlling interest is attributed to the fact that we own 77% of TBL and that HK ironman owns 95% of PRC Ironman.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2012 and 2011.

As the iron ore mines in India were closed through fiscal 2012, we focused on acquisitions and strengthening our presence in India and China with respect to iron ore.  The acquisition of Ironman in the third quarter of fiscal 2012 is expected to generate positive cash inflow from operations in fiscal 2013.

Our future liquidity needs will depend on, among other factors, stability of iron ore prices, demand for iron ore, construction costs, interest rates, and a continued increase in infrastructure in India and China.  We believe that our current cash balances, anticipated operating cash flow in fiscal 2013, and cash from claims are adequate to sustain the Company, but not to fuel growth.

The Company has access to about INR 140 million ($2.5 million at an exchange rate of 55 INR to 1 USD) in funds that have been deposited by the National Highway Authority of India (NHAI) with the high court in Delhi against an arbitration award that was won by TBL.  The amount deposited pursuant to an order by the judge of the High Court, includes principal of the award plus interest.  The Company is allowed to access the amount deposited with the court immediately, but needs to make arrangements to provide a letter of credit to the high Court.  The Company is working on arranging the letter of credit, which is routine, and expects to be able access the full $2.5 million.

On our balance sheet, our accounts receivables only shows the principal of the award and not the interest as the Company’s policy has been not to book any of the interest mainly because the interest is sometimes used as a negotiating tool for speeding up recovery.  However, in this case we will have access to both the principal and interest pursuant to the ruling of the High Court.  This amount of cash that is available to the Company plus the reduction in G&A and the elimination of interest payable is why the Company believes it has access to enough capital to sustain the Company over the next 12 months.

On our balance sheet, in addition to the existing cash balances, we have about $1.64 million in receivables and claims. We have and continue to take measures to constrain costs until we have visibility into increased liquidity and the opening of the mines in India. We continue to explore other funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, convertible debentures and debt.  However, there can be no assurance that we will be able to access additional credit facilities.  Our strategy is to develop businesses that have a very short receivable cycle like the export of ore to China and to aggressively collect our outstanding receivables and claims.

Purchasers of our Common Stock in our At-The-Market (ATM) offering after July 14, 2010 and the purchasers of our Common Stock and warrants in our December 2010 offering had rescission rights with respect to such purchases but such rights have expired.

Repatriation of funds from India requires obtaining clearances from the Reserve Bank of India (RBI).  This process can take several months to complete.  We have compiled all the necessary information for the application, including obtaining the Foreign Inward Remittance Certificates (FIRC) from all our banks, for all our Indian subsidiaries, and initiated the process of applying to the RBI for permission.  We have retained an Indian Foreign Exchange Expert to help with the process.  Once we obtain the clearances from the RBI, repatriating funds from India will become significantly easier.

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired a note, including interest and penalties, in the amount of $2,232,627.79.  The Company projects a reduction in annual interest costs from this loan by about $612,000.  The Company paid off the loan with 4,426,304 shares of newly issued Common Stock.  The Company anticipates that the elimination of this expense will be one factor in bringing the Company back to profitability in its current fiscal year, which began April 1, 2012.  We calculated the WVAP to require the payment of 4,426,304 shares to the noteholder.  However, the noteholder is claiming that it is entitled to 5,000,000 shares, which claim we intend to oppose vigorously. There has been no legal action filed in connection with this claim.   Not including any liability that was settled by Ironman, the Company retired, in addition to the loan of $2,232,627, about $669,788 in short-term borrowings and $974,818 in trade payables for a total of $3,898,779 in loans and liability.

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

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of raw materials including cement, asphalt, steel, rock aggregate, iron ore and fuel.  The prices and supply of raw materials and fuel depend on factors beyond the control of the Company, including general economic conditions, competition, production levels, transportation costs and import duties.  The Company typically builds contingencies into the contracts, including indexing key commodity prices into escalation clauses.  However, drastic changes in the global markets for raw materials and fuels could affect our vendors, which may create disruptions in delivery schedules that could affect our ability to execute contracts in a timely manner.  We are taking steps to mitigate some of this risk by attempting to control the supply and quality of raw materials.  We do not currently hedge commodity prices on capital markets, which exposes the Company to risks related to high prices.

Labor Risk

The building boom in India and the Middle East (India, Pakistan and Bangladesh export labor to the Middle East) had created pressure on the availability of skilled labor like welders, equipment operators, etc.  This has recently changed with the shortage of financial liquidity and falling oil prices.  We see limited labor risk in India or in China.

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Indian and Chinese governments and U.S. securities regulators.  Those obligations relate, among other things, to the Company’s financial reporting, trading activities, capital requirements and the supervision of its employees.  For example, we file our financial statements in four countries under four different GAAP standards.  Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance.  We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have a negative impact on our future earnings.

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

In the analysis below, we have compared the reported revenue and expense numbers for Fiscal 2012 with the Fiscal 2011 based on the average exchange rate used for Fiscal 2011to highlight the impact of exchange rate changes on IGC’s Indian rupee derived revenues and expenses. Expenses for China entities for the Fiscal 2012 have been retained at the average RMB rate for Fiscal 2012. There is no revenue in RMB from H&F Ironman since acquisition.

	Year ended March 31,
	2012 (current exchange rate)	2011 (previous year exchange rate)	Change	Percentage
Revenues	$3,985,788	$4,073,919	$(88,130)	(2.16)%
Total expenses before taxes	(11,375,847)	(20,983,486)	9,607,640	(45. 79)%
	$(7,390,058)	$(16,909,568)	$9,519,509	56.30%

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

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD
2009-10	INR 47.91 per USD	INR 44.95 per USD
2010-11	INR 44.75 per USD	INR 44.54 per USD
2011-12	INR 47.715/RMB6.29 per USD	INR 50.89/RMB6.30 per USD

Item 8.     Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

i

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Yoganandh & Ram,
Chennai, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 14, 2012

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2012	2011 (as restated)

ASSETS
Current assets:
Cash and cash equivalents	$562,948	$1,583,284
Accounts receivable, net of allowances	1,641,868	3,312,051
Inventories	387,481	133,539
Advance taxes	41,452	41,452
Deferred income taxes	-	-
Dues from related parties	-	-
Prepaid expenses and other current assets	2,586,514	1,474,838
Total current assets	$5,220,263	$6,545,164
Goodwill	965,738	410,454
Intangible assets	3,838,090	-
Property, plant and equipment, net	8,491,796	1,231,761
Investments in affiliates	5,109,058	6,428,800
Investments-others	637,620	877,863
Deferred income taxes	(14,076)	-
Restricted cash	12,773	1,919,404
Other non-current assets	998,816	748,623
Total assets	$25,260,078	$18,162,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term borrowings and current portion of long term debt	$210,010	$901,343
Trade payables	337,145	1,311,963
Accrued expenses	916,710	349,149
Notes payable	1,800,000	3,920,000
Dues to related parties	310,681	-
Deferred tax liabilities	135,980	-
Loans others	222,389	-
Other current liabilities	563,105	94,892
Total current liabilities	$4,496,020	$6,577,347
Deferred income taxes	713,897	-
Other non-current liabilities	4,233,978	1,209,479
Total liabilities	$9,443,895	$7,786,826

Shares potentially subject to rescission rights (4,868,590 shares issued and outstanding)	-	3,082,384

Stockholders' equity:
Common stock — $0001 par value; 150,000,000 shares authorized; 60,061,737 issued and outstanding at March 31, 2012 and 14,890,181 issued and outstanding at March 31, 2011	$6,007	$1,490
Additional paid-in capital	54,821,952	38,860,319
Accumulated other comprehensive income	(2,542,453)	(2,502,596)
Retained earnings (Deficit)	(37,444,832)	(29,692,907)
Total equity attributable to the parent	$14,840,674	$6,666,306
Non-controlling interest	$975,509	$626,553
Total stockholders’ equity	15,816,183	7,292,859
Total liabilities and stockholders' equity	$25,260,078	$18,162,069

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2012	2011 (as restated)

Revenues	$4,199,551	$4,073,919
Cost of revenues	(4,817,980)	(3,914,655)

Selling, General and Administrative expenses	(4,702,492)	(7,283,089)
Depreciation	(996,403)	(785,066)
Impairment Loss – Goodwill	-	(5,792,849)
Impairment Loss - Investment	(1,194,257)	(2,184,599)
Operating income (loss)	(7,511,581)	(15,886,339)
Interest expense	(984,021)	(1,395,433)
Amortization of debt discount/Loss on extinguishment of debt	-	(191,804)
Interest Income	267,192	262,826
Other Income	481,485	301,182

Income before income taxes and minority interest attributable to non-controlling interest	$(7,746,925)	(16,909,568)
Earnings in income from affiliates	28,463	-
Income taxes benefit/ (expense)	(172,828)	(4,100,385)
Net income	$(7,891,290)	(21,009,953)
Non-controlling interests in earnings of subsidiaries	139,365	769,046
Net income / (loss) attributable to common stockholders	$(7,751,925)	$(20,240,907)
Earnings per share attributable to common stockholders:
Basic	$(0.27)	$(1.34)
Diluted	$(0.27)	$(1.34)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	29,089,358	15,108,920
Diluted	29,089,358	15,108,920

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31, 2012			Year ended March 31, 2011 (As restated)
Particulars	IGC	Non- controlling Interest	Total	IGC	Non- controlling Interest	Total
Net income / (loss)	(7,751,925)	(139,365)	(7,891,290)	(20,240,907)	(769,046)	(21,009,953)
Foreign currency translation adjustments	(39,857)	(72,993)	(112,850)	75,809	18,758	94,567
Comprehensive income (loss	(7,791,782)	(212,358)	(8,004,140)	(20,165,098)	(750,288)	(20,915,386)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Additional paid in capital	Accumulated income/(deficit)	Other comprehensive income	Non-controlling interest	Total

Balance at March 31, 2010	12,989,207	$1,300	$36,805,724	$(9,452,000)	$(2,578,405)	$1,376,841	$26,153,460
Issue of equity shares	1,900,974	190	1,761,452	-	-	-	1,761,642
Interest expense	-	-	359,820	-	-	-	359,820
Dividend Option Reversed	-	-	2,340	-	-	-	2,340
Loss for the quarter	-	-	-	(20,240,907)	-	-	(20,240,907)
Net Income for non-controlling interest	-	-	-	-	-	(769,046)	(769,046)
Loss on Translation	-	-	-	-	75,809	18,758	94,567
Road show expense incurred towards raising capital-issue of shares	-	-	(69,017)	-	-	-	(69,017)
Balance at March 31, 2011	14,890,181	$1,490	$38,860,319	$(29,692,907)	$(2,502,596)	$626,553	7,292,859

Issue of equity shares	40,302,966	4,030	3,544,437	-	-	-	3,548,467
Reversal of recession rights	4,868,590	487	3,081,895	-	-	-	3082,382
Stock option issue cost	-	-	9,335,301	-	-	-	9,335,301
Loss for the year	-	-	-	(7,751,925)	-	-	(7,751,925)
Net Income for non-controlling interest	-	-	-	-	-	(139,365)	(139,365)
Loss on Translation	-	-	-	-	(39,857)	(72,993)	(112,850)
NCI on acquisition of Ironman	-	-	-	-	-	561,314	561,314
Balance at March 31, 2012	60,061,737	$6,007	$54,821,952	$(37,444,832)	$(2,542,453)	$975,509	$15,816,183

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended March 31,
	2012		2011 (as restated)
Cash flows from operating activities:
Net income (loss)	$(7,891,290)		$(21,009,953)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense	(23,271)		-
Non-cash interest expense	491,147		-
Non-cash expense for investor relation related services	-		24,239
Deferred taxes	172,828		4,100,385
Depreciation	996,403		785,066
Write back of liability			(269,124)
Provision for doubtful receivables and bad debts written off			4,644,028
Unrealized foreign exchange (gain)/loss	694,532		-
Interest expense (including non-cash)			917,401
Loss on extinguishment of debt			191,804
Impairment loss – goodwill			5,792,849
Impairment loss – Sricon investment			2,184,599
Accrued unrealized share in profits of joint venture	(28,463)		-
Changes in:
Accounts receivable	587,118		(6,822)
Inventories	5,557		30,235
Prepaid expenses and other current assets	458,657		1,348,513
Trade payables	(856,704)		(1,499,804)
Other current liabilities	17,840		(89,898)
Other non-current liabilities	(442,685)		91,364
Accrued expenses	2,746,250		-
Non-current assets	(1,950,281)		130,382
Net cash used in operating activities	$(5,022,362)		$(2,634,736)

Cash flow from investing activities:
Purchase of property and equipment	(5,480)		(285,441)
Proceeds from sale of property and equipment	48,118		30,705
Proceeds from sale of short term investments	-		-
Proceeds from/ (Investment in) non-current investments (joint ventures etc.)	169,758		(59,235)
Deposits towards acquisitions (net of cash acquired)	2,678,119		-
Restricted cash	1,778,063		269,270
Net cash movement relating to de-consolidation of subsidiary	-		-
Net cash provided/(used) in investing activities	$4,668,578		$(44,701)

Cash flows from financing activities:
Proceeds from/ (Repayment of) short term borrowings	(625,763)		(229,068)
Repayment of long term borrowings	-		-
Expenses for issuance of stock		-	(66,677)
Issuance of equity shares	-		3,910,575
Repayment of notes payable	-		(200,000)
Net cash provided/(used) by financing activities	$(625,763)		$3,414,830
Effects of exchange rate changes on cash and cash equivalents	(40,789)		4,968

Net increase/(decrease) in cash and cash equivalents	(1,020,335)		740,361
Cash and cash equivalent at the beginning of the period	1,583,284		842,923
Cash and cash equivalent at the end of the period	$562,948		$1,583,284

The accompanying notes should be read in connection with the financial statements.

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The operations of IGC are based in India and China. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (“IGC-M”) and 100% of another subsidiary in Hong Kong (“HK Ironman’).  IGC-M in turn operates through four subsidiaries, and one investment in India.  IGC-M has an investment ownership of approximately twenty two percent (22%) of Sricon Infrastructure Private Limited (“Sricon”), seventy seven percent (77%) of Techni Bharathi, Limited (“TBL”) and one hundred percent (100%) of each IGC India Mining and Trading Private Limited (“IGC-IMT”), IGC Logistic Private Limited (“IGC-L”), and IGC Materials Private Limited (“IGC-MPL”). HK ironman operates through Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman"), in which it owns a 95% equity interest. Through our subsidiaries the Company operates in the India and China infrastructure industries.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants. The Company’s medium term plans are to expand each of these core competencies while offering an integrated suite of service offerings to our customers.

The Company’s operations are subject to certain risks and uncertainties, including among others, dependency on India’s economy and government policies, seasonal business factors, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP). The financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The Company’s current fiscal year ends on March 31, 2012.

a) India Globalization Capital, Inc.

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, and now China, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering.  On February 19, 2007, the Company incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, the Company consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL).   On February 19, 2009 IGC-M beneficially purchased 100% of IGC Mining and Trading, Limited based in Chennai India. On July 4, 2009 IGC-M beneficially purchased 100% of IGC Materials, Private Limited, and 100% of IGC Logistics, Private Limited.  Both these companies are based in Nagpur, India.  On December 30, 2011, IGC acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman") by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company ("HK Ironman").  Collectively, PRC Ironman and HK Ironman are referred to as "Ironman."

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

The registered capital of PRC Ironman is RMB 2,000,000, equaling to USD $273,800, in which Mr. Zhang Hua owned 80% and Mr. Xu Jianjun owned the remaining 20%. Mr. Zhang Hua and Mr. Xu Jiajun transferred 75% and 20% respectively to HK Ironman on January 18, 2011.  Thus, as of March 31, 2011, 95% of the Company’s registered capital was held by HK Ironman. HK Ironman was incorporated as H&F Ironman Limited, a private limited company, on December 20, 2010 in Hong Kong to acquire PRC Ironman.  HK Ironman’s sole asset is its ownership of a 95% equity interest in Linxi Hefei Economic and Trade Co., Ltd. (“PRC Ironman”), which was incorporated in China on January 8, 2008.  HK Ironman acquired PRC Ironman in January 2011.  As a result of that acquisition, PRC Ironman is now considered an equity joint venture (“EJV”) in view of its foreign ownership through HK Ironman.  An EJV is a joint venture between a Chinese and a foreign company within the territory of China.

PRC Ironman is engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plant on 2.2 square kilometers of hills in southwest LinXi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, which is located 250 miles from Beijing, 185 miles from Tianjin Port and 125 miles from Jinzhou Port and well connected by roads, planes and railroad.  PRC Ironman is a Sino-foreign EJV established by both foreign and Chinese investors (i.e., Sino means “China” herein).  HK Ironman, a Hong Kong-based company owns 95% of PRC Ironman, and Mr. Zhang Hua, a Chinese citizen owns the remaining 5%.

b)  Merger and Accounting Treatment

Most of the shares of Sricon, and TBL were acquired were purchased directly from the companies.  The shares of HK Ironman were acquired from the shareholders of that company.

The ownership interest of the founders and management of TBL are reflected in our financial statements as “Non-Controlling Interest”.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “IGC Inc.”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiaries IGC-M, and its direct and indirect subsidiaries (TBL, IGC-IMT, IGC-MPL and IGC-LPL) and HK Ironman, Ltd. and its direct subsidiary PRC Ironman, and Sricon, in which we hold a non-controlling interest.  India Globalization Capital, Inc. (the Registrant, the Company or we) and its subsidiaries are significantly engaged in one segment, infrastructure construction.

IGC’s organizational structure is as follows:

 c) Our Securities

The Company has three securities listed on the NYSE MKT (NYSE Amex): (1) Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”), (2) redeemable warrants to purchase Common Stock (ticker symbol: IGC.WT), and (3) units consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock (ticker symbol: IGC.U).  The units may be separated into Common Stock and warrants.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00.  The warrants issued in our initial public offering that were to expire on March 3, 2011, are now to expire on March 8, 2013 since the Company exercised its right to extend the terms of those warrants.

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

The Company also issued a total of 400,000 shares of Common Stock, as consideration for the extension of the loans under the promissory notes described in Notes Payable during the twelve months ended March 31, 2011.

In February 2011, the Company consummated another transaction with Bricoleur to exchange the promissory note held by Bricoleur for a new note with an extended repayment term.  The Company issued 688,500 shares of Common Stock valued at approximately $419,985 as consideration for the exchange, as discussed in corresponding note.

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

On December 30, 2011, the Company finalized the purchase of HK Ironman pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) that was approved by the shareholders of the Company on that date.  Related to the acquisition of HK Ironman, the Company’s shareholders approved the issuance of 31,500,000 equity shares to the owners of HK Ironman in exchange for 100% of the equity of HK Ironman (refer to Note 3); these shares have been considered as outstanding as of this date. In addition, the Stock Purchase Agreement provides for a contingent payment of $1 million payable within 30 days of closing and upon satisfaction of certain post-closing covenants. These post-closing covenants were not met within 30 days of closing and therefore the Company did not make the payment. In addition there are certain contingent payments by IGC to PRC Ironman stockholders, as follows (i) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2011); and (ii) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2012).  If either of the foregoing annual targets were missed, there would still be a payout of $3 million provided IGC achieves a cumulative earnings growth of 69% between fiscal years 2011 and 2013.  The acquisition of HK Ironman and the offering of the Common Stock pursuant there to was exempt from registration under the Securities Act pursuant to Regulations of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public and such offering occurs outside of the United States to non-U.S. persons.  No underwriting discounts or commissions were paid with respect to such sale.

During the quarter ended March 31, 2012, the Company further issued shares to 25,000 shares to Atlanta Partners as consideration towards consultation fee for investor relationship. Further the Company issued 4,426,304 shares as a settlement against the Oliveira loan payable. The Company also issued the 3,150,000 retention shares payable to the management team of IGC and PRC Ironman as a retention and integration incentive.

Further, as set forth in Note 16 of this Form 10-K for the fiscal year ended March 31, 2012, the Company has also issued 2,783,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as of March 31, 2012.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

The non-controlling interest disclosed in the accompanying financial statements represents the non-controlling interest in Techni Bharathi Limited (TBL) and in Linxi H&F Economic and Trade Co. (PRC Ironman) through 100% owned subsidiary, H&F Ironman Limited (HK Ironman) and the profits or losses associated with the non-controlling interest in those operations.

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

b)              Non-controlling interests

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of March 31, 2012, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying audited consolidated financial statements represents the non-controlling interest of the former promoters in Techni Bharathi Limited (TBL) and the non-controlling interest of the former promoters of PRC Ironman.

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

c)             Reclassifications

Certain prior year balances have been reclassified to the presentation of the current year.

d)             Use of estimates:

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

e)             Revenue Recognition

The majority of the revenue recognized for the year ended March 31, 2012 was derived from the Company’s subsidiaries and as follows:

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

f)             Earning per common share:

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution from all potentially dilutive securities such as stock warrants and options.

g)              Income taxes:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2012 and 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

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

h)             Cash and Cash Equivalents:

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

i)             Restricted cash:

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.

j)              Foreign currency transactions:

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Year ended March 31, 2011	INR 44.75 per USD	INR 44.54 per USD
Year ended March 31, 2012	INR 47.715/RMB6.29 per USD	INR 50.89/RMB 6.30 per USD

k)              Accounts receivable:

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

The bad debt expense amounts to $202,044 for the year ended March 31, 2012 and $ 1,515,186 for the year ended March 31, 2011. Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

l)             Accounts Receivable – Long Term:

This is typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time.

m)              Inventories:

Inventories primarily comprise of finished goods, raw materials, work in progress, stock at customer site, stock in transit, components and accessories, stores and spares, scrap and residue.  Inventories are stated at the lower of cost or estimated net realizable value.

The cost of various categories of inventories is determined on the following basis:

·Raw material is valued at weighted average of landed cost (purchase price, freight inward and transit insurance charges).

·Work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and production overheads.

·Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first out basis.

n)            Investments:

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

o)             Property, Plant and Equipment (PP&E):

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

p)             Fair Value of Financial Instruments

As of March 31, 2012 and 2011, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

A significant portion of the Company’s sales in India is also to key customers. Six of such customers accounted for approximately 90% of gross accounts receivable as of March 31, 2012.  As of March 31, 2011, eleven clients accounted for approximately 95% of gross accounts receivable

r)              Leased Mineral Rights
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

w)             Impairment of long – lived assets

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

In September 2011, the FASB issued an Accounting Standards Update that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance is effective for us beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard will not impact our financial results.

 In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013, which for us is the fiscal ending March 2014. The requirements will not impact our results of operations or financial position.

NOTE 3 – ACQUISITIONS

HK Ironman

On December 30, 2011, the Company acquired 100% of the issued and outstanding shares of capital stock of H&F Ironman Limited (“HK Ironman”), a Hong Kong company. HK Ironman owns 95% equity in H&F Venture Trade Ltd. aka Linxi Hefei Economic and Trade Co. (“PRC Ironman”). One of IGC’s areas of focus is the export of iron ore to China. HK Ironman through its subsidiary, PRC Ironman, operates a beneficiation plant in China, which converts low-grade ore to high-grade ore through a dry and wet separation processes. This Acquisition is intended to provide IGC with a platform in China to expand its business and ship low-grade iron ore, which is available for export in India, to China and convert the ore to a higher-grade ore before selling it to customers in China.

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” The total purchase price has been allocated to Ironman’s net tangible and intangible assets based on their estimated fair values at the date of Acquisition. The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the Acquisition date). The Company generally does not expect the goodwill recognized to be deductible for income tax purposes. The results of operations of Ironman will be included in the Company’s consolidated results for the three and twelve months ended March 31, 2012 since the date of Acquisition is December 30, 2011. The assets and liabilities of Ironman have been recorded in the consolidated balance sheets of the Company as of December 30, 2011.

The total purchase consideration for the Acquisition was USD 13,103,500. The consideration will be discharged in the form of shares and cash as follows:

All Amounts in USD
Fair Value

IGC stock consideration	$9,103,500
Cash Consideration	1,000,000
Estimate earn-out payment (in the form of cash)	3,000,000
Total Consideration	$13,103,500

The purchase price has been preliminarily allocated to the acquired assets and liabilities, as follows:

All Amounts in USD
Fair Value

Cash and cash equivalents	$2,678,119
Property, plant and equipment	7,142,118
Other assets	6,313,200
Intangible assets	3,880,957
Goodwill	643,117
Income and other taxes payable	4,849,922
Other liabilities	1,292,898
Deferred income tax liabilities	849,877
Non- controlling interest	561,314
Total Consideration	$13,103,500

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
	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Pro forma revenue	$1,140,060	$4,992,736	$6,150,872	$15,766,702
Pro forma other income	$2,392,649	$(25,914)	$2,402,573	$34,558
Pro forma net income attributable to IGC common shareholders	$952,752	$63,656	$(72,033)	$8,731,378
Pro forma earnings per share
Basic	$0.04	$0.004	$(0.003)	$0.63
Diluted	$0.04	$0.004	$(0.003)	$0.63

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

As of March 31, 2012, the recession rights have elapsed and these amounts have been included as part of stockholder’s equity.

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2012	2011

Prepaid expenses	$82,120	$103,841
Advances to suppliers	620,148	1,024,399
Prepaid interest	717	159,825
Security and other deposits	125,503	85,277
Advances to employees	1,561,123
Others	196,903	101,496
	$2,586,514	$1,474,838
Other Non-current assets consist of the following	As of March 31,
	2012	2011

Sundry debtors	$557,758	$396,275
Other advances	441,058	352,348
	$998,816	$748,623

The other advances in non-current asset include an un-secured advance of $393 thousand.

NOTE 6 – SHORT-TERM BORROWINGS

Short term borrowings consist of the following. There is no current portion of long term debt that is classified as short term borrowings.

	As of March 31,
	2012	2011

Secured liabilities	$210,011	$901,343
Unsecured liabilities	-
	$210,011	$901,343

The above debt is secured by hypothecation of materials, stock of spares, Work in Progress, receivables and property and equipment, in addition to personal guarantee of three India based directors, and collaterally secured by mortgage of company’s land and other fixed properties of directors and their relatives. The average interest rate was 12% to 14% for the year ended March 31, 2012.

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

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired the note payable to Oliveira in the amount of $2,232,627.79 on April 5, 2012.The Company paid off the loan with 4,426,304 shares of newly issued Common Stock.

The Company’s total interest expense was $ 984,021 and $ 1,395,433 for the year ended March 31, 2012 and 2011, respectively.  No interest was capitalized by the Company for the year ended March 31, 2012 and March 31, 2011.

NOTE 8 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of March 31,
	2012	2011

Statutory dues payable	$11,951	$17,745
Employee related liabilities	112,709	77,147
Other liabilities	438,445	-
	$563,105	$94,892

 Other non-current liabilities consist of the following:

	As of March 31,
	2012	2012

Sundry creditors	$643,496	$1,209,479
Provision for expenses	3,590,482	-
	$4,233,978	$1,209,479

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 9 – OTHER INCOME

Other income in the current year consists primarily of the write back of liabilities relating purchase consideration payable to the promoters of H&F Ironman. The purchase consideration of USD 1 million relating to the acquisition of Ironman was linked to certain committed conditions to be completed before the year ended March 31, 2012. These conditions were not consummated and accordingly, the Company has written back the liabilities relating to these earn outs.

Other income also contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the India subsidiaries. The total foreign exchange loss for the year ended March 31, 2012 amounted to USD 694,532.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 11 – GOODWILL

The movement in goodwill balance is given below:

	As of March 31,
	2012	2011

Balance at the beginning of the period	$410,454	$6,146,720
Acquisition related goodwill (refer note 3)	643,117	-
Effect of foreign exchange translation	(87,833)	56,583)
Impairment loss	-	(5,792,849)
	$965,738	$410,454

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

TBL’s share of the overall Indian construction market is very small. However, TBL’s prequalification and prior track record provides a way to grow the company in highway and heavy construction. Currently, TBL is engaged in the recovery of construction delay claims that it is pursuing against NHAI and the Cochin International Airport in the aggregate amount of $2.3 million.  TBL has received binding judgments in arbitration against and is in the process of collecting those judgments, which may be realized in few months.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services from the closing of the Public Offering through the date of a Business Combination. For the year ended March 31, 2012, a total of $ 48,000 was accrued as rent payable to IGN LLC out of which $ 16,000 was outstanding as of March 31, 2012.

The Company used the services of Economic Law Practice (ELP), a law firm in India. A member of our Board of Directors, prior to his resignation on March 15, 2011, was a Partner of ELP.  Since inception to March 31, 2010, the Company has incurred $186,303. There were no accruals or payments regarding ELP during the year ended March 31, 2012. Accordingly, there was no balance receivable or payable to/from this party as of March 31, 2012.

The Company, specifically one of the subsidiaries of the Company, TBL, has a receivable from Sricon, an affiliate of the Company, amounting to $3,114,572. This amount was advanced by TBL to Sricon to fund a bid on a new contract and provide the working capital requirement for the contract. Subsequently, due to certain disputes that have arisen between Sricon and IGC, the receivable of $3.1 million is still outstanding. Sricon is unwilling to pay the amount as it seeks to offset the amount as an equity payment from IGC.  However the amount was advanced from TBL, not from IGC, and TBL has no equity in Sricon. Further, the two entities, IGC and TBL, are legally different companies and therefore TBL has legal remedies under Indian law.  The Company has engaged Indian counsel who is in the process of preparing the case to pursue the recovery of this receivable.  From an accounting perspective, the Company has created a full provision in respect of this receivable in the financial year ended March 31, 2011 due to the dispute.

The Company has certain related party balances towards the Chairman of the subsidiary company – PRC Ironman. As of March 31, 2012, the amount due to the related party amounted to $310,681.

 NOTE 13 – COMMITMENTS AND CONTINGENCIES

No significant commitments and contingencies were made or existed during the years ended March 31, 2012 and 2011.

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of March 31,
	2012	2011

Land	$11,226	$10,870
Buildings	309,585	351,147
Plant and machinery	9,371,150	3,335,065
Furniture and fixtures	88,804	87,768
Computer equipment	219,110	213,178
Vehicles	474,622	479,478
Office equipment	228,794	167,563
Capital work-in-progress	3,918,729	137,696
	14,622,020	4,782,765
Less: Accumulated depreciation	(6,130,224)	(3,551,004)
	$8,491,796	$1,231,761

Depreciation and amortization expense for the fiscal years ended March 31, 2012 and March 31, 2011 was $996,403 and $785,066, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 15 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended March 31, 2011, the Company has created a full provision on the amount receivable from one of its investee companies –Sricon- amounting to $ 3,143,242. Please refer Note 12 of the consolidated financial statements for further information relating to this write off.

Further during the year ended March 31, 2011, the Company recorded an expense amounting to $ 1,515,186 relating to bad debts on its accounts receivable and certain loans and advances.

During the current year, the company recorded an expense amounting to $ 202,044 relating to bad debts on its accounts receivable and certain loans and advances.

NOTE 16 – STOCK-BASED COMPENSATION

 On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of March 31, 2011, we had granted 78,820 shares of Common Stock and 1,413,000 stock options under our Stock Plan.  All of these grants occurred on or before the fiscal year ended March 31, 2010.  The exercise price of the options, which vest immediately, was $1.00 per share; the options will expire on May 13, 2014.  No options were granted during the fiscal year ended March 31, 2011.  In fiscal year ended March 31, 2012, 1,370,450 stock options (the “2012 Options”) were granted.  The exercise price of the 2012 Options, which vest immediately, was $0.56 per share.  These options will expire on June 27, 2016.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively.  As of March 31, 2012, under the 2008 Omnibus Plan, 2,783,450 stock options and 78,820 shares of common stock have been awarded and an aggregate of 116,030 shares of common stock remain available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of March 31, 2012:

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

	As of March 31,
	2012	2011
Change in the benefit obligation
Projected Benefit Obligation (PBO) at the beginning of the year	(28,780)	(22,383)
Service cost	(1,656)	(1,510)
Interest cost	(2,535)	(1,967)
Benefits paid	3,295	3,578
Actuarial (loss)/gain	3,225	(6,498)
PBO at the end of the year	(26,451)	(28,780)
		-
Funded status	$(26,451)	$(28,780)

Net gratuity cost for the years ended March 31, 2012 and 2011 included:

	Year ended March 31,
	2012	2011
Service cost	1,656	1,510
Interest cost	2,535	1,967
Actuarial loss/(gain)	(3,225)	6,498
Net gratuity cost	$966	$9,975

 The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31,
	2012	2011
Discount rate	9.30%	9.10%
Rate of increase in compensation levels	8.00%	8.00%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31,
	2012	2011
Expected contribution during the year ending Year 1	$1,153	$2,739
Expected benefit payments for the years ending March 31:
Year 2	1,174	1,302
Year 3	7,922	1,347
Year 4	1,236	1,819
Year 5	2,662	9,048
Thereafter	19,868	15,806

Provident fund. In addition to the above benefits, all employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

The Company recognized an expense of $ (2,329) and $6,819 towards contribution to various defined contribution and benefit plans during the years ended March 31, 2012 and March 31, 2011 respectively.

NOTE 18 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2012	2011

Current:
Federal	$-	$-
Foreign	(691,125)	(100,226)
State	-
Net Current	(691,125)	(100,226)

Deferred:
Federal	-	4,242,001
Foreign	863,953	(422,823)
State	-	381,433
Net Deferred	863,953	4,200,611
Total tax provision	$172,828	$4,100,385

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	March 31,
	2012	2011
Deferred tax expense (benefit)	$172,828	$1,652,984
Net operating loss carry forward	2,717,569	2,003,420
Foreign Tax Credits		544,207
Interest income deferred for reporting purposes
Difference between accrual accounting for reporting purposes and cash accounting for tax purposes
Less: Valuation Allowance	(2,717,569)	(4,200,611)
Net deferred tax expense	$172,828	$0

The total tax provision for income taxes for year ended March 31, 2012 differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	March 31,
	2012	2011
Statutory Federal income tax rate	34.0%	34.0%
State tax benefit net of federal tax	-5.4%	1.5%
Change in valuation allowance	11.9%	8.2%
Loss on extinguishment of debt		-0.4%
Deferred expenses from foreign acquisition	-3.7%	-
Impairment loss on goodwill	-5.2%	-11.9%
Impairment loss on investments	-33.0%	-4.4%
Capitalized interest costs	3.6%	-2.8%
Effective income tax rate	2.2%	24.2%

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2012	2011
Current deferred tax liabilities (assets):
Deferred Acquisition Costs – Foreign taxes	$135,980	$0
Valuation allowance	0
Net current deferred tax liabilities (assets)	135,980	0

Noncurrent deferred tax assets (liabilities):
Startup Costs		921,378
Deferred Acquisition Costs- Foreign taxes	727,973	731,606
Property, plant and equipment
Foreign Tax Credits		544,207
Net Operating Losses	2,717,569	2,003,420
Valuation allowance	(2,717,569)	(4,200,611)
Non-Current net deferred tax assets	$727,973	$0

Deferred income tax assets, net of valuation allowances are expected to be realized through future taxable income.  The valuation allowance increased in 2011 by $2.7 million, primarily related to 2011 net operating losses. The company intends to maintain valuation allowances for those deferred tax assets until there is sufficient evidence to support the reversal of the valuation allowance.  Deferred tax liabilities ($863 thousand) appeared on the acquired company’s books at the date of acquisition.  In order to present a conservative approach, we are carrying these estimated liabilities on our balance sheet.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carry forwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carry forwards and certain recognized built-in losses. As of March 31, 2012 IGC could not use its’ net operating losses because it is more likely it will not utilize net operating losses in the foreseeable future.

NOTE 19 – SEGMENT INFORMATION

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

NOTE 20 – RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2012 and 2011, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to HK Ironman shareholders (the “Exchange Shares”) and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.  The historical weighted average per share for our shares through March 31, 2012, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of March 31, 2012 used for the computation of basic EPS is 29,089,358. Due to the loss incurred during the year ended March 31, 2012, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – INVESTMENTS – OTHERS

Investments – others for each of the years ended March 31, 2012 and 2011 consists of the following:

	As of March 31,
	2012	2011

Investment in equity shares of an unlisted company	$58,950	$67,355
Investment in partnership (SIIPL-IGC)	578,670	810,508
	$637,620	$877,863

 NOTE 22 – IMPAIRMENT

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

For the year ended March 31, 2012, the Company again conducted an impairment test of its 22% investment in Sricon. Based on a revaluation of the assets including the real estate owned by Sricon, the Company has determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon is required. The carrying value of the investment in Sricon is accordingly $5.1 million as at March 31, 2012. The carrying value as at March 31, 2012 approximates the recoverable assessed value as determined as on that date.

NOTE 23 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of March 31, 2012 and March 31, 2011 include certain aged receivables in the amount of $2.03 million and $2.37 million respectively.  These receivables are due from the National Highway Authority of India (NHAI) and the Cochin International Airport.  The Government of India owns NHAI and the Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2012.  These receivables have been classified as current for the following reasons:

The Company’s subsidiary in India, TBL, worked on the building of an airport runway at the Cochin International Airport and a road and associated bridges on a highway for the NHAI. During the execution of these projects the clients of the Company requested several changes to the engineering drawings.  The claims of the Company against each of the clients involve reimbursement of expenses associated with the change orders and variances as well as compensation for delays caused by the client.  The delay part of the claim involves equipment that is idle on the job, including interest or lease charges for the equipment while it is idle, and workers that are idle, among others.  The expense reimbursement involves cost of new material including any escalation in the cost of materials, usage of equipment, personnel and other charges that were incurred as a result of the delays caused by the change orders.  These invoices were disputed by the clients and referred to arbitration. The process of arbitration involves each party choosing an arbitrator and the arbitrators appointing a third chief arbitrator. Each party then presents its case over several months and the arbitrator makes an award.

The receivables occurred and became due when TBL won two separate arbitration awards against each of these organizations. The arbitration awards were first reported on our Form 10-K for the fiscal year ended March 31, 2010 and reflected in our March 31, 2010 financial statements filed as part of the Form 10-K. The arbitration awards stipulate that interest be accrued for the period of non-payment.  However, the receivables do not have an interest component as the Company will try and use the accrued interest as negotiating leverage for an earlier payment.  During the year ended March 31, 2012, the arbitration order in respect of the receivables from NHAI was further upheld in favor of the Company. Although the receivables are contractually due, and hence its classification as current, it may take the Company  anywhere from the next 30 days to 6 months to actually realize the funds, depending on final verdict to happen in few months.  The Company continues to carry the full value of the receivables $ 1.48 million, without interest and without any impairment, because the Company believes that there is minimal risk that these organizations will become insolvent and unable to make payment.

NOTE 24 – RE-CLASSIFICATIONS TO CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENTS OF OPERATIONS

Subsequent to the filing of the Form 10-K for the fiscal year ended March 31, 2011, the Company has re-classified the following figures, in 2011 , to conform to the standards required by the SEC:

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

NOTE 25 – SUBSEQUENT EVENTS

The Registration Statement on Form S-1 filed on March 5, 2012 as amended was declared effective on May 29, 2012. The S-1 registered 31,500,000 shares related to the Acquisition of Ironman and all the outstanding warrants.

Pursuant to the Purchase Agreement signed on June 21, 2012, IGC through its Chinese subsidiary PRC Ironman acquired land in Linxi, Inner Mongolia, China. The purchase price for the land is $4.4 million. IGC also entered into a Memorandum of Settlement, pursuant to which the Company gave up the 22% minority interest in Sricon Infrastructure Private Limited in exchange for approximately 5 acres of land in Nagpur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are processes and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of March 31, 2012, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

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

Management’s Annual Report on Internal Control over Financial Reporting

With the participation of our management, based on the evaluation and in light of the notification from the SEC and the restatement discussed above, we concluded that there was a material weakness in our internal control over financial reporting. This to the extent that we did not have adequate staff with sufficient experience regarding SEC accounting matters to be able to direct our accounting staff to identify and address the issue noted by the SEC regarding the audit report or which resulted in the restatement of the prior financial statements described above. Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2011 because of this material weakness which result in the restatements described above and which was not remediated prior to March 31, 2011. We have taken some measures to address this weakness by engaging, as consultants, additional accounting personnel with the appropriate experience in SEC accounting requirements to assist in IGC’s disclosure process, and by subscribing to an online knowledge database. We also have provided additional training in U.S. GAAP and reporting for our key India based accounting staff.  We believe that this step will remediate the deficiencies identified above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.  Management will continue to evaluate the effectiveness of these measures as part of its evaluation of the internal controls over financial reporting for the fiscal year ending March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  However, the Company has taken steps to rectify the material weaknesses with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010.  The Company’s management has heightened its diligence in addressing the Company’s disclosure controls and, throughout the period subsequent to the identification of such material weakness, management has added and is in the process of adding additional measures to improve and evaluate the effectiveness of its controls over financial reporting.  These measures include the completion of checklists by the Company, its securities counsel and its independent auditors with respect to the accounting and reporting standards, engaging external experts of U.S. GAAP to assist in the preparation and review of financial statements, and getting a subscription to an online knowledge base to provide the latest updates on U.S. GAAP and other accounting and disclosure matters.  The Company also has provided U.S. GAAP and reporting training for our India-based accounting staff.  Currently, we continue to rely on manual steps for the consolidation of our financial statements and expect to address the systems aspects in the future as part of our continued effort to eliminate errors and significantly remediate deficiencies in our internal controls over financial reporting.  The Company has engaged a global consultant with the requisite experience with SEC accounting requirements to assist in the Company’s disclosure and filings relate to quarterly and annual reports.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Company and Corporate Governance

DIRECTORS

Board of Directors; Independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the Class B directors, currently consisting of Mr. Richard Prins and Dr. Ranga Krishna, will expire at this 2012 Annual Meeting of stockholders.  The term of office of the Class C director, currently consisting of Mr. Ram Mukunda, will expire at the 2013 Annual Meeting of stockholders.  The term of office of the Class A directors, consisting of only Mr. Sudhakar Shenoy, will expire at the 2014 Annual Meeting of stockholders.   These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

The NYSE MKT (NYSE Amex), upon which the Company is listed, requires that the majority of IGC's Board be independent.  The NYSE MKT (NYSE Amex) listing standards define an “independent director” generally as a person, other than an officer or an employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Consistent with these standards, the Board of Directors has determined that Messrs. Krishna, Prins and Shenoy are independent directors.

The following table sets forth information regarding our directors as of July 12, 2012:

Name	Age	Director Since	Term Will Expire
Mr. Richard Prins, Chairman, Audit Committee Chairman and Director (Class B)	55	2007	2012
Dr. Ranga Krishna, Director (Class B)	48	2005	2012
Mr. Ram Mukunda, Chief Exec. Officer, Exec. Chairman, President, Director (Class C)	53	2005	2013
Sudhakar Shenoy, Compensation Committee Chairman and Director (Class A)	65	2005	2014

Mr. Richard Prins. Our Chairman and Audit Committee Chairman since 2012, has also served as our Director since May 2007.  Mr. Prins has more than 27 years of experience in private equity investing and investment banking.  From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW).  FBW was the lead underwriter for our IPO.  FBW was sold to Royal Bank of Canada (RBC) in 2008.  Mr. Prins served in a consulting role to RBC until January 2009.  Today, Mr. Prins serves on several boards, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor.  Prior to FBW, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Banks).  From 1993 to 1998, he was with the leveraged buy-out firm of Tuscarora Corporation.  Mr. Prins has experience serving on the boards of other publicly held companies.  Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. and since March 2010, he has been on the board of Hilbert Technologies.  Mr. Richard Prins holds a B.A. degree from Colgate University (1980) and an M.B.A. from Oral Roberts University (1983).  Mr. Prins has excellent knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of Boards, has extensive experience in finance, accounting, and internal controls over financial reporting.  He brings particularly important experience to the board, especially if IGC seeks additional financing in the U.S. capital markets.  Mr. Prins has traveled in India, China, and Africa.  His knowledge of India and China, as well as, his in-depth experience with U.S. capital markets makes him a highly effective board member.

Dr. Ranga Krishna served as Chairman of the Board since December 15, 2005 until 2012 and has served as a director since May 25, 2005.  Since 2010, he has been one of IGC’s largest stockholders.  Since 1998, Dr. Krishna has served as the founder and CEO of Rising Sun Holding, LLC, a $120 million construction and land banking company located in New Jersey.  In September 1999, Dr. Krishna co-founded Fastscribe, Inc., an Internet-based medical and legal transcription company with its operations in India with more than 200 employees.  He has served as a director of Fastscribe since September 1999.  He is currently the Managing Partner.  In February 2003, Dr. Krishna founded International Pharma Trials, Inc., a company with operations in India and more than 150 employees, which assists U.S. pharmaceutical companies performing Phase II clinical trials in India.  He is currently the Chairman and CEO of that company.  In April 2004, Dr. Krishna founded Global Medical Staffing Solutions, Inc., a company that recruits nurses and other medical professionals from India and places them in U.S. hospitals.  Dr. Krishna is currently serving as the Chairman and CEO of that company.  On November 7, 2008, he joined the board of TransTech Service Partners, a SPAC, which initiated liquidation on May 23, 2009.  Dr. Krishna is a member of several organizations, including the American Academy of Neurology and the Medical Society of the State of New York.  He is also a member of the Medical Arbitration panel for the New York State Worker's Compensation Board.  Dr. Krishna was trained at New York's Mount Sinai Medical Center (1991-1994) and New York University (1994-1996).  As shown above, Dr. Krishna has founded several other companies that conduct business in India and has developed relationships, over the years, with Indian government officials and Indian business leaders.  Dr. Krishna’s in-depth knowledge and long experience in both U.S. and Indian business make him an effective board member.

Mr. Ram Mukunda, IGC’s founder, has served as our Executive Chairman, Chief Executive Officer and President since our inception on April 29, 2005 and was Chairman of the Board from April 29, 2005 through December 15, 2005.  Since July 2010, Mr. Mukunda has been on the board of directors of the BLA Power Private Limited Board, in Mumbai, India.  From January 1990 to May 2004, Mr. Mukunda served as Founder, Chairman and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to the emerging economies.  Startec was among the first carriers to have a direct operating agreement with India for the provision of telecom services.  Mr. Mukunda was responsible for the organizing, structuring and integrating a number of companies owned by Startec.  Many of these companies provided strategic investments in India-based operations or provided services to India-based companies.  Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 and conducted a public high-yield debt offering in 1998.  From June 1987 to January 1990, Mr. Mukunda served as Strategic Planning Advisor at INTELSAT, a provider of satellite capacity.  Mr. Mukunda serves on the Board of Visitors at the University of Maryland, School of Engineering.  From 2001-2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs.  Mr. Mukunda is the recipient of several awards, including the University of Maryland’s 2001 Distinguished Engineering Alumnus Award and the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award.  He holds B.S. degrees in electrical engineering and mathematics and a M.S. in Engineering from the University of Maryland.  Mr. Mukunda has traveled extensively through India and has conducted business in India and China for more than 20 years.  He has more than 15 years of experience managing a publicly held company, has acquired and integrated more than 18 companies, and is an engineer by training.  His in-depth business experience in India, his knowledge of U.S. capital markets and his engineering background make him a highly effective board member.

Mr. Sudhakar Shenoy, our Compensation Committee Chairman since 2012, has also served as our Director since inception of IGC on May 25, 2005.  Since January 1981, Mr. Shenoy has been the Chairman and CEO of Information Management Consulting, Inc., a business solutions and technology provider with operations in the U.S. and in India that he founded.  Mr. Shenoy is a member of the Non-Resident Indian Advisory Group that advises the Prime Minister of India on strategies for attracting foreign direct investment.  Mr. Shenoy was selected for the U.S. Presidential Trade and Development Mission to India in 1995.  In 1996, Mr. Shenoy was inducted into the University of Connecticut School of Business Alumni Hall of Fame and was recognized as a Distinguished Alumnus of the Indian Institute of Technology (IIT) in Bombay, India in 1997.  Mr. Shenoy’s extensive business contacts in India and his experience serving on the boards of public companies in the U.S. make him a highly effective board member.  Mr. Shenoy holds a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology and an M.S. in electrical engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.

All directors hold office until the annual meeting of the stockholders in the year set forth above in the table and until their successors have been duly elected or qualified.  There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 12, 2012.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

Name	Age	Position
Mr. Ram Mukunda	53	Chief Executive Officer, Executive Chairman, President and Director
Mr. John Selvaraj	68	Treasurer and Principal Financial and Accounting Officer

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

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Audit Committee

Our Board of Directors has established an Audit Committee currently composed of three independent directors who report to the Board of Directors.  Messrs. Krishna, Prins and Shenoy, each of whom is an independent director under the NYSE MKT (NYSE Amex) listing standards, serve as members of our Audit Committee. Mr. Prins is the current Chairman of the Company’s Audit Committee. In addition, we have determined that Messrs. Krishna, Prins and Shenoy are “audit committee financial experts” as that term is defined under Item 407 of Regulation S-B of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.

Compensation Committee

Our Board of Directors has established a Compensation Committee composed of three independent directors, Messrs. Krishna, Shenoy and Prins.  Mr. Shenoy is the current Chairman of the Company’s Compensation Committee. The compensation committee’s purpose is to review and approve compensation paid to our officers and directors and to administer the Company’s Stock Plan.

Compensation Committee Interlocks and Insider Participation

A Compensation Committee comprised of three independent members of the Board of Directors, Dr. Ranga Krishna, Mr. Richard Prins and Mr. Sudhakar Shenoy.  No executive officer of the Company served as a director or member of the compensation committee of any other entity.

Nominating and Corporate Governance Committee

We intend to establish a nominating and corporate governance committee.  The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the Board of Directors the candidates for election by stockholders or appointment by the Board of Directors to fill a vacancy, recommend to the Board of Directors the composition and chairs of Board of Directors committees, develop and recommend to the Board of Directors guidelines for effective corporate governance, and lead an annual review of the performance of the Board of Directors and each of its committees.  We do not have any formal process for stockholders to nominate a director for election to our Board of Directors.  Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804(a) of the NYSE MKT (NYSE Amex) Company Guide.

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE MKT (NYSE Amex) listing standards.  The NYSE MKT (NYSE Amex) listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.  In addition, we must certify to the NYSE MKT (NYSE Amex) that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The Board of Directors has determined that Messrs. Krishna, Prins and Shenoy satisfy the NYSE MKT’s (NYSE Amex’s) definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the Securities and Exchange Commission.

Board and Committee Meetings

During the fiscal year ended March 31, 2012, our Board of Directors held nine meetings.  Although we do not have any formal policy regarding director attendance at our annual meetings, we attempt to schedule our annual meetings so that all of our directors can attend.  During the fiscal year ended March 31, 2012, all of our directors attended 100% of the meetings of the Board of Directors.  During the fiscal year ended March 31, 2012, there were eight meetings of the audit committee, all of which were attended by all of the members of the committee.  There were two compensation committee meetings held during the fiscal year ended March 31, 2012.

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

Indemnification Agreements

We are party to indemnification agreements with each of the executive officers and directors.  Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.   Under the terms of the indemnification agreements, we intend to agree to indemnify our officers and directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the officer or director acted in good faith and did not derive an improper personal benefit from the transaction or occurrence that is the basis of the proceeding.

Annual Meeting Attendance

We do not have a formal policy requiring directors to attend stockholder meetings but we encourage members of the Board of Directors to attend the Annual Meeting of Stockholders.

CODE OF CONDUCT AND ETHICS

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code.  The Company has adopted a written code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Principal Accounting Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”) in accordance with applicable federal securities laws and the rules of the NYSE MKT (NYSE Amex).  Investors may view our Senior Financial Officer Code of Ethics on the corporate governance subsection of the investor relations portion of our website at www.indiaglobalcap.com.  The Company has established separate audit and compensation committees that are described below.  The Company does not have a separate nominating committee.  Accordingly, Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2012 were filed in a timely manner.

Item 11.  Director and Executive Compensation

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

Elements of Company’s Compensation Plan

The principal components of compensation for the Company’s executive officers are:

	base salary

	performance-based incentive cash compensation

	right to purchase the Company’s stock at a preset price (stock options)

	retirement and other benefits

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Committee primarily considers:

	market data;

	internal review of the executives’ compensation, both individually and relative to other officers; and

	individual performance of the executive.

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

Stock Option Program

The Stock Option Program assists the Company to:

	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

	provide an opportunity for increased equity ownership by executives; and

	maintain competitive levels of total compensation.

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the Company and are granted at the Committee’s regularly scheduled meeting.  As of March 31, 2011, we had granted 78,820 shares of Common Stock and 1,413,000 stock options under our Stock Plan.  All of these grants occurred on or before the fiscal year ended March 31, 2010.  The exercise price of the options, which vest immediately, was $1.00 per share; the options will expire on May 13, 2014.  No options were granted during the fiscal year ended March 31, 2011.  In fiscal year ended March 31, 2012, 1,370,450 stock options (the “2012 Options”) were granted.  The exercise price of the 2012 Options, which vest immediately, was $0.56 per share.  These options will expire on June 27, 2016.  As of July 12, 2012, under the 2008 Omnibus Plan, 2,783,450 stock options and 78,820 shares of common stock have been awarded and an aggregate of 6,161,475 shares of Common Stock remain available for future grants of options or stock awards.

Perquisites and Other Personal Benefits

The Company provides some executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to enable the Company to attract and retain superior employees for key positions.  The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.  Some executive officers receive the use of company automobiles and an assistant.  Each employee of the Company is entitled to term life insurance, premiums for which are paid by the Company.  In addition, each employee is entitled to receive certain medical and dental benefits and the employee funds part of the cost.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total Compensation

Ram Mukunda, Chief Executive Officer and President	2012	$300,000	$-	$102,235	$402,235
	2011	$300,000	$-	$0	$300,000
John Selvaraj, Principal Accounting Officer	2012	$73,000	$-	$4,445	$77,445
	2011	$93,160	$-	$0	$93,160

(1)	The amounts reported in this column represent the fair value of option awards to the named executive officer as computed on the date of the option grant using the Black-Scholes option-pricing model.

There were 707,000 Retention shares issued as part of the agreement contemplated in the Acquisition of Ironman. There were none non-equity awards granted to the Named Executive Officers in the fiscal year ended March 31, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by the Company’s Named Executive Officers as of March 31, 2012.

	Retention	Number of	Number of
	Shares In	Securities	Securities
	Connection	Underlying	Underlying	Option
	to	Unexercised	Unexercised	Exercise	Option
	Acquisition	Options (#)	Options (#)	Price	Expiration
Name	of Ironman	Exercisable	Unexercisable	($)	Date
Ram Mukunda	700,000	575,000	-	$0.56	6/27/16
	-	635,000	-	$1.00	5/13/14
John Selvaraj	7,000	25,000	-	$0.56	6/27/16
	-	20,000	-	$1.00	5/13/14

Compensation of Directors

No compensation was awarded to, earned by or paid to the directors in the fiscal year ended March 31, 2012 for service as directors.  All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above.  The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Assumptions used in the calculation of these amounts for the fiscal year ended March 31, 2012 are included in Footnote 16 “Stock-Based Compensation” to the Company’s audited financial statements for the fiscal year ended March 31, 2012, included in this Company’s Annual Report on Form 10-K.  The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

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

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of the Company since its inception.  The Company, IGC-M and Mr. Mukunda entered into an Employment Agreement on May 22, 2008, which agreement was made effective as of March 8, 2008, the date on which the Company completed its acquisition of Sricon and TBL.  Pursuant to the Employment Agreement, the Company pays Mr. Mukunda a base salary of $300,000 per year.    The Employment Agreement provides that the Board of Directors of the Company may review and update the targets and amounts for the net revenue and contract bonuses on an annual basis.  Mr. Mukunda is entitled to benefits, including insurance, 20 days of paid vacation, domestic help, a driver, a cook, a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car) and reimbursement of business expenses.  The term of the Employment Agreement is five years, after which employment will become at-will.  The Employment Agreement is terminable by the Company and IGC-M for death, disability and cause.  In the event of a termination without cause, the Company would be required to pay Mr. Mukunda his full compensation for 18 months or until the term of the Employment Agreement was set to expire, whichever is earlier.

 Compensation Risk Assessment

In setting compensation, the Compensation Committee considers the risks to the Company’s stockholders and to achievement of its goals that may be inherent in its compensation programs.  The Compensation Committee reviewed and discussed its assessment with management and outside legal counsel and concluded that the Company’s compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incent employees to take unnecessary or excessive risks.  Although a portion of our executives and employees’ compensation is performance-based and “at risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2012, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (2)	2,783,450	$0.78	6,161,475

 (1)  Consists of our 2008 Omnibus Incentive Plan, as amended.  See Note 16—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
 (2)   Includes grants during fiscal years ended March 31, 2010 and 2012. There were no grants during fiscal year ended March 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 12, 2012 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; each of our executive officers, directors and our special advisors; and all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon 60,061,737 shares of common stock outstanding as of June 25, 2011, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.  The table below sets forth as of July 12, 2012, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director and director-nominee of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class*

Wells Fargo & Company (2) 420 Montgomery Street San Francisco, CA 94104	1,937,153	3.2%
Ram Mukunda (3)	2,824,914	4.7%
Ranga Krishna (4)	3,274,509	5.5%
Richard Prins (5)	600,000	1.0%
Sudhakar Shenoy (6)	600,000	1.0%
John Selvaraj (7)	52,000	0.1%
Steven M. Oliveira 1998 Charitable Remainder Unitrust (8)	4,426,304	7.4%
All Executive Officers and Directors as a group (5 Persons) (9)	9,288,576	15.1%

*Based on 60,061,737 shares of common stock outstanding as of June 25, 2012.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.
(2)
Based on an amended Schedule 13G filed with the SEC on March 12, 2012 by Wells Fargo Company on behalf of its subsidiary Wachovia Bank, National Association that is the direct holder of the shares.  Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares.

(3)
Includes (i) 1,045,175 shares of common stock directly owned by Mr. Mukunda after the issuance of 700,000 Retention Shares in connection to the Acquisition of Ironman, (ii) 425,000 shares of common stock owned by Mr. Mukunda’s wife Parveen Mukunda, (iii) options to purchase 1,210,000 shares of common stock all of which are currently exercisable and (iv) warrants to purchase 144,739 shares of common stock, of which warrants to purchase 28,571 shares of common stock are owned by Mr. Mukunda’s wife Parveen Mukunda and all which are currently exercisable.

(4)
Includes (i) warrants to purchase 290,000 shares of common stock, all of which are currently exercisable; (ii) options to purchase 325,450 shares of common stock all of which are currently exercisable; and (iii) 471,906 shares, 250,000 Retention Shares in connection to the Acquisition of Ironman, and see footnote (2) for reference to the 1,937,153 shares beneficially owned by Wells Fargo & Company, which has sole voting and dispositive control over the shares.  Dr. Krishna is entitled to 100% of the economic benefits of the shares.

(5)	Includes (i) options to purchase 575,000 shares of common stock all of which are currently exercisable, and (ii) 250,000 Retention Shares in connection to the Acquisition of Ironman.
(6)	Includes (i) options to purchase 525,000 shares of common stock all of which are currently exercisable, and (ii) 250,000 Retention Shares in connection to the Acquisition of Ironman.
(7)	Includes options to purchase 45,000 shares of common stock all of which are currently exercisable and (ii) 7,000 Retention Shares in connection to the Acquisition of Ironman.
(8)	Based partly on Schedule 13G filed with the SEC on April 2, 2012 by Steven M. Oliveira 1998 Charitable Remainder Unitrust (“Oliveira”).
(9)	Includes Directors and officers following the closing of the Acquisition; Includes: (i) 4,761,684 shares of common stock, (ii) warrants to purchase 434,739 shares of common stock, (iii) options to purchase 1,910,000 shares of common stock and The warrants and options are both exercisable within sixty (60) days of July 12, 2012 and currently exercisable. Includes 1,937,153 shares beneficially owned by Wells Fargo & Company, which has sole voting and dispositive control over the shares.

Messrs. Mukunda and Krishna may be deemed our “parent,” “founder” and “promoter,” as these terms are defined under the Federal securities laws.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with IGN, an affiliate of Ram Mukunda, described above and as set forth below.

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

Item 14.  Principal Accountant Fees and Services

Yoganandh & Ram, Chartered Accountants (“Y & R”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal years ended March 31, 2012 and 2011.  During the Company’s most two recent fiscal years ended March 31, 2012 and 2011 and through July 12, 2012, the Company did not consult with Y & R on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Y & R has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Related and Other Fees

The following table shows the fees that we paid or accrued for the audit and other services provided by Y &R for the fiscal years ended March 31, 2012 and 2011.  Except as specified otherwise in the table, we paid the fees to Y & R.

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

All Other Fees

This category consists of fees for other miscellaneous items.

	March 31, 2012	March 31, 2011

Audit Fees - Yoganandh & Ram	80,000	56,300
Audit-Related Fees	0	0
Tax Fees	0	0
All other Fees	0	4,200
Total	$80,000	$60,500

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

4.	Other Fees are those associated with services not captured in the other categories.

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2012.  The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

Audit Committee Report

The Audit Committee of the Board is composed of three directors, each of whom meets the current NYSE MKT (NYSE Amex) test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2012 (the “Audited Financial Statements”):

• The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with        management;

• The Audit Committee discussed with Yoganandh & Ram, Chartered Accountants (“Y & R”), the Company’s independent auditors for fiscal year 2012, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

• The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Y & R its independence from the Company and its management, and considered whether Y & R’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

• Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:
Richard Prins Ranga Krishna Sudhakar Shenoy

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

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended and filed on November 2, 2005(Reg. No. 333-124942)).

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed on May 13, 2005 (Reg. No. 333-124942)).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as filed on May 13, 2005 (Reg. No. 333-124942)).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as filed on May 13, 2005 (Reg. No. 333-124942)).
4.4
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended and filed on September 22, 2006 (Reg. No. 333-124942)).

4.5
Specimen Warrant Certificate for warrants issued in the December 2010 public offering (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended and filed on October 27, 2010 (Reg. No. 333-163867)).

4.6
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended and filed on October 27, 2010 (Reg. No. 333-163867)).

10.1
Amended and Restated Letter Agreement between the Company, Ferris, Baker Watts, Inc. and Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).

10.2
Amended and Restated Letter Agreement between the Company, Ferris, Baker Watts, Inc. and John Cherin (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).

10.3
Amended and Restated Letter Agreement between the Company, Ferris, Baker Watts, Inc. and Ranga Krishna (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).

10.4
Registration Rights Agreement among the Company and each of the existing stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed on May 13, 2005 (Reg. No. 333-124942)).

10.5	Form of Unit Purchase Agreement among Ferris, Baker Watts, Inc. and one or more of the Initial Stockholders. (6)
10.6	Form of Office Service Agreement between the Company and Integrated Global Networks, LLC. (6)
10.7
Form of Letter Agreement between Ferris, Baker Watts, Inc. and certain officers and directors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).

10.8
Form of Letter Agreement between Ferris, Baker Watts, Inc. and each of the Special Advisors of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).

10.9
Form of Letter Agreement between the Company and certain officers and directors of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).

10.10
Form of Letter Agreement between the Company and each of the Special Advisors of the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).

10.11
Share Subscription Cum Purchase Agreement dated February 2, 2007, by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons “named as Promoters therein”(incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, as filed on February 12, 2007).

10.12
Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, as filed on February 12, 2007).

10.13
First Amendment to Share Subscription Cum Purchase Agreement dated February 2, 2007, by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated February 2, 2007, as amended on May 2, 2007).

10.14
First Amendment to the Debenture Subscription Agreement dated February 2, 2007, by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated February 2, 2007, as amended on May 2, 2007).

10.15
Contract Agreement dated April 29, 2007 between IGC, Chiranjjeevi Wind Energy Limited, Arul Mariamman Textiles Limited and Marudhavel Industries Limited (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated May 2, 2007).

10.16
First Amendment dated August 20, 2007 to Agreement dated April 29, 2007 between IGC, Chiranjjeevi Wind Energy Limited, Arul Mariamman Textiles Limited and Marudhavel Industries Limited (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.17
Share Subscription Cum Purchase Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 27, 2007).

10.18
Shareholders Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K dated September 27, 2007).

10.19
Share Purchase Agreement dated September 21, 2007 by and between India Globalization Capital, Inc. and Odeon Limited (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K dated September 27, 2007).

10.20
Share Subscription Cum Purchase Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated September 27, 2007).

10.21
Shareholders Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K dated September 27, 2007).

10.22
Form of Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on December 19, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K dated December 27, 2007).

10.23
Form of Amendment to the Share Subscription Agreement Dated September 16, 2007, entered into on December 21, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K dated December 27, 2007).

10.24	Form of Letter Agreement, dated December 24, 2007, with Dr. Ranga Krishna (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated December 27, 2007).
10.25	Form of Letter Agreement, dated December 24, 2007, with Oliveira Capital, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K dated December 27, 2007).
10.26
Form of Warrant Clarification Agreement, dated January 4, 2008, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K dated January 7, 2008).

10.27
Second Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on January 14, 2008 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated January 16, 2008).

10.28
Letter Agreement dated January 8, 2008 by and among India Globalization Capital, Inc., Odeon Limited, and Techni Bharathi Limited with respect to the Share Purchase Agreement dated September 21, 2007 by and among India Globalization Capital, Inc. and Odeon Limited (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K dated January 16, 2008).

10.29
Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated as of March 8, 2008 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K dated May 23, 2008).

10.30	2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 8, 2008).

10.31
Registration Rights Agreement dated as of October 16, 2009 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K dated October 21, 2009).

10.32
Form of Securities Purchase Agreement dated as of September 14, 2009 by and among India Globalization Capital, Inc. and the investors named therein (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K dated September 17, 2009).

10.33
Amendment No. 1 dated as of October 30, 2009 to Securities Purchase Agreement by and among India Globalization Capital, Inc. and the investors named therein (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, as filed on December 18, 2009(Reg. No. 333-163867)).

10.34
ATM Agency Agreement, dated as of October 13, 2009, by and between India Globalization Capital, Inc. and Enclave Capital LLC (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.35
Co-Placement Agency Agreement between the Company, Source Capital Group, Inc. and Boenning & Scattergood, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, as filed on November 10, 2010).

10.36
Note and Share Purchase Agreement dated as of February 25, 2011 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K dated February 25, 2011).

10.37
Unsecured Promissory Note dated as of February 25, 2011 in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K dated February 25, 2011).

10.38
Note and Share Purchase Agreement dated as of March 24, 2011 between the Company and the Steven M. Oliveira 1998 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K dated March 25, 2011).

10.39
Unsecured Promissory Note dated as of March 24, 2011 in the principal amount of $2,120,000 issued by the Company to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated March 25, 2011).

10.40
Stock Purchase Agreement between India Globalization Capital, Inc. and all of the shareholders of HK Ironman dated October 14, 2011 (incorporated by reference to Annex A of the Form DEF 14A of India Globalization Capital, Inc., dated as of October 14, 2011 and filed with the Securities and Exchange Commission on December 9, 2011 (Commission File No.: 001-32830)).

10.41
Purchase Agreement Between Linxi H&F Economic and Trade Co. Ltd. and Mr. Yuxing Lu dated June 21, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated June 25, 2012).

10.42
Memorandum of Settlement among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K dated June 27, 2012).

21	Subsidiaries of India Globalization Capital, Inc.*
23.1	Consent of Yoganandh & Ram.*
99.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Label Linkbase Document
101.LAB**	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE**	XBRL Taxonomy Extension Definition Linkbase Document
*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this 10-K shall be deemed to be "furnished" and not "filed."

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 16, 2012	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 16, 2012	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2012	By:	/s/ Richard Prins
Richard Prins
Director

Date: July 16, 2012	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 16, 2012	By:	/s/ Ram Mukunda
Ram Mukunda
Director

Date: July 16, 2012	By:	/s/ Dr. Ranga Krishna
Dr. Ranga Krishna
Director