Form 10-Q
period 2012-06-30
India Globalization Capital, Inc.
filed 2012-08-20
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2012

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

(301) 983-0998
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Units, each consisting of one share of Common Stock	NYSE MKT
and two Warrants
Common Stock	NYSE MKT
Common Stock Purchase Warrants	NYSE MKT

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of July 26, 2012
Common Stock, $.0001 Par Value	60,061,737

 .
INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – Financial Information

Item 1.  Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

All amounts in USD except share data
	As of
	30-Jun-12	31-Mar-12
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$719,437	$562,948
Accounts receivable, net of allowances	1,451,433	1,641,868
Inventories	429,706	387,481
Dues from related parties	-	-
Advance taxes	41,452	41,452
Prepaid expenses and other current assets	2,572,255	2,586,514
Total current assets	$5,214,283	$5,220,263
Goodwill	938,568	965,738
Intangible Assets	3,836,334	3,838,090
Property, plant and equipment, net	8,370,154	8,491,796
Investments in affiliates	5,109,058	5,109,058
Investments-others	352,379	637,620
Deferred Income taxes	0	(14,076)
Restricted cash	11,697	12,773
Other non-current assets	994,015	998,816
Total assets	$24,826,488	$25,260,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$200,761	$210,010
Trade payables	316,480	337,145
Accrued expenses	1,176,442	916,710
Notes payable	1,800,000	1,800,000
Dues to related parties	306,558	310,681
Deferred tax liabilities	135,980	135,980
Loans – others	222,389	222,389
Other current liabilities	585,925	563,105
Total current liabilities	$4,744,535	$4,496,020
Deferred Income taxes	713,897	713,897
Other non-current liabilities	3,982,505	4,233,978
Total liabilities	$9,440,937	$9,443,895
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 60,061,737 issued and outstanding as of June 30, 2012 and 60,061,737 issued and outstanding as of March 31, 2012	$6,007	$6,007
Additional paid-in capital	54,821,952	54,821,952
Accumulated other comprehensive income	(2,395,437)	(2,542,453)
Retained earnings (Deficit)	(37,973,148)	(37,444,832)
Total equity attributable to Parent	$14,459,374	$14,840,674
Non-controlling interest	$926,177	$975,509
Total stockholders' equity	15,385,551	15,816,183
Total liabilities and stockholders' equity	$24,826,488	$25,260,078

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
All amounts in USD except share data
	Three months ended June 30,
	2012	2011

Revenues	$1,267,680	$1,060,247
Cost of revenues (excluding depreciation)	(937,444)	(974,309)
Selling, general and administrative expenses	(440,775)	(733,141)
Depreciation	(83,594)	(51,244)
Operating income (loss)	(194,133)	(698,447)
Interest expense	(10,557)	(300,768)
Interest income	837	67,348
Impairment loss	-	-
Equity in (gain)/loss of joint venture	-	36,219
Other income, net	(368,611)	24,694
Income before income taxes and minority interest attributable to non-controlling interest	$(572,464)	$(870,954)
Income taxes benefit/ (expense)	31,710	-
Net income/(loss)	$(540,754)	$(870,954)
Non-controlling interests in earnings of subsidiaries	12,438	1,751
Net income / (loss) attributable to common stockholders	$(528,316)	$(869,203)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Weighted-average number of shares used in computing earnings per share amounts:
Basic	39,059,336	20,359,602
Diluted	39,059,336	20,359,602

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June, 30
	2012			2011
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(528,315)	$(12,438)	$(540,753)	$(869,203)	$(1,751)	$(870,954)
Foreign currency translation adjustments	$147,016	$(36,894)	$110,122	$10,693	$(707)	$9,986
Comprehensive income (loss)	$(381,299)	$(49,332)	$(430,631)	$(858,510)	$(2,458)	$(860,968)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
All amounts in USD except share data
	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 31, 2011 (audited)	14,890,181	$1,490	$38,860,319	$(29,692,907)	$(2,502,596)	$626,553	$7,292,859

Issue of equity shares	40,302,966	4,030	3,544,437				3,548,467
Reversal of recession rights	4,868,590	487	3,081,895				3,082,382
Stock option issue cost			9,335,301				9,335,301
Loss for the year				(7,751,925)			(7,751,925)

Net Income for non-controlling interest						(139,365)	(139,365)
Loss on Translation					(39,857)	(72,993)	(112,850)
NCI on acquisition of Ironman						561,314	561,314

Balance at March 31, 2012 (audited)	60,061,737	$6,007	$54,821,952	$(37,444,832)	$(2,542,453)	$975,509	$15,816,183

Issuance of common stock							-
Loss on Translation					147,016	(36,894)	110,122
Stock options issued							-
Net income for non-controlling interest						(12,438)	(12,438)
Net income / (loss)				(528,316)			(528,316)
Balance at June 30, 2012 (unaudited)	60,061,737	$6,007	$54,821,952	$(37,973,148)	$(2,395,437)	$926,177	$15,385,551

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June, 30
	2012			2011
Cash flows from operating activities:
Net income (loss)		$(540,754)		$(870,954)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense		-		235,267
Deferred taxes		(3,538)		-
Depreciation		83,594		51,244
Non-cash financial expense (including amortization of debt discount)		-		307,514
Share in profits of joint venture		-		(36,219)
Unrealized exchange losses/(gains)		346,577		(24,163)
Changes in:
Accounts receivable		54,454		380,930
Inventories		(48,128)		(49,206)
Prepaid expenses and other assets		(47,530)		(683,382)
Trade payables		75,216		(601,646)
Other current liabilities		10,118		900,849
Other non – current liabilities		(207,571)		(418,218)
Non-current assets		(82,804)		459,280
Accrued Expenses		279,862		(76,635)
Net cash used in operating activities		$(80,504)		$(425,339)

Cash flow from investing activities:
Purchase of short term investment		244,223		(3,235)
Purchase of property and equipment		-		-
Proceeds from sale of property and equipment		4,277		-
Deposit towards acquisitions, net of cash acquired		-		-
Restricted cash		-		23,426
Net cash provided/(used) by investing activities		$248,500		$20,191

Cash flows from financing activities:
Net movement in other short-term borrowings		8,808		-
Proceeds from loans		-		-
Issuance of equity shares		-		-
Net cash provided/(used) by financing activities		$8,808		$-
Effects of exchange rate changes on cash and cash equivalents		(20,315)		(684)
Net increase/(decrease) in cash and cash equivalents		156,489		(405,832)
Cash and cash equivalent at the beginning of the period		562,948		1,583,284
Cash and cash equivalent at the end of the period		$719,437		$1,177,452

Supplementary information:

Cash paid for interest	$	Nil	$	Nil
Cash paid for taxes	$	Nil	$	Nil

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – OVERVIEW

a)  Description of the Company

IGC, a Maryland corporation, organized on April 29, 2005, as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition.  On March 8, 2006, we completed an initial public offering of our Common Stock.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Currently, IGC owns 77% of TBL and these shares are held by IGC-M. TBL is focused on the infrastructure industry.  On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MoS”) with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately 5 acres of land in Nagpur. The settlement is expected to close by the end of this year.

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

IGC operates in India and China geographies specializing in the infrastructure sector.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in mining and quarrying, and road building.  The Company’s medium term plans are to expand the number of iron ore mines it has in China and continue to build its iron ore assets.  The business offerings of the Company include construction as well as a materials business.  The Company’s core businesses are in mining, materials and construction.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India and China. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of June 30, 2012	Percentage of holding as of March 31, 2012
IGC – Mauritius ("IGC-M")	IGC	Mauritius	100	100
IGC India Mining and Trading Private Limited ("IGC-IMT")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL")	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman")	HK Ironman	Peoples’ Republic of China	95	95
Techni Bharathi Limited (“TBL”)	IGC-M	India	77	77

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on July 16, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below. The Company’s current fiscal year ends on March 31, 2013.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control. In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method. In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary. However, as of June 30, 2012, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the non-controlling interest in Techni Bharathi Limited (“TBL”) and in Linxi H&F Economic and Trade Co. (PRC Ironman) through 100% owned subsidiary, H&F Ironman Limited (HK Ironman) and the profits or losses associated with the non-controlling interest in those operations.

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)

Three months ended June30, 2011	INR44.56 per USD	INR 44.59 per USD
Year ended March 31, 2012	INR47.715 per USD	INR 50.89 per USD
	RMB 6.29 per USD	RMB 6.30 per USD
Three months ended June 30, 2012	INR 53.23 per USD	INR 55.57 per USD
	RMB 6.31 per USD	RMB 6.31 per USD

f)  Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. In government contracting, the Company recognizes revenue when a government consultant verifies and certifies an invoice for payment.

The majority of the revenue recognized for the three months ended June 30, 2012 and 2011 was derived from the Company’s subsidiaries, which derive revenue from the following sources.

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

g)  Accounts receivable

Accounts receivable is recorded at the invoiced amount, taking into consideration any adjustments made by the Indian government consultants who verify and certify construction and material invoices.  Accounts receivable is also recorded when material, like iron ore, is physically delivered and accepted by the customer or is contractually deemed to have been delivered to the customer. Also, the Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses.  For all other accounts, the Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts.

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

The Company did not recognize any bad debt expense for the three months ended June 30, 2012 and 2011.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of June 30, 2012 and 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

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

p)  Fair value of financial instruments

As of June 30, 2012 and March 31, 2012, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

PRC Ironman’s customers include local traders and steel mills near the port of Tianjin.  A large portion of Ironman’s revenue is derived from five major customers.  Five of Ironman’s major customers accounted for 98% of its total revenue for the quarter ended June 30, 2012.

A significant portion of the Company’s sales in India is also to key customers.  Six such customers accounted for approximately 95% of gross accounts receivable as of June 30, 2012.  As of June 30, 2011, ten clients accounted for approximately 77% of gross accounts receivable.

Non-renewal or/and termination of such relationship may have a material adverse effect on the Company’s revenue.

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

t)  Employee benefits plan

In accordance with applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (the “Gratuity Plan”) covering certain categories of employees.  The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company.  In addition, all employees receive benefits from a provident fund, a defined contribution plan.  The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary.  The contribution is made to the Government’s provident fund.

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

In ASC 350.20.20, a reporting unit is defined as an operating segment or one level below the operating segment.  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  The Company has determined that IGC operates in a single operating segment.  While the CEO reviews the consolidated financial information for the purposes of decisions relating to resource allocation, the CFO, on a need basis, looks at the financial statements of the individual legal entities in India and China for the limited purpose of consolidation.  Given the existence of discrete financial statements at an individual entity level in India and China, the Company believes that each of these entities constitute a separate reporting unit under a single operating segment.

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, TBL and PRC Ironman, which are legal entities, are also considered separate reporting units and therefore the Company believes that the assessment of goodwill impairment at the subsidiary level, which is also a reporting unit, is appropriate.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Period ended June 30, 2012	Year ended March 31, 2012
Prepaid / Preliminary expenses	$2,935	$82,120
Advance to suppliers & services	620,552	620,148
Security & other advances	87,945	125,503
Advances to employees	1,649,195	1,561,123
Prepaid / accrued interest	25,188	717
Deposit and other current assets	186,440	196,903
Total	$2,572,255	$2,586,514

Advances to employees represent the following:  In December 31, 2011 IGC acquired Ironman. These advances were made by Ironman to some of its employees prior to being acquired by IGC. These advances were inherited from Ironman by IGC.  IGC expects to collect these amounts over due course.

Other non-current assets consist of the following:

	Period ended June 30, 2012	Year ended March 31, 2012
Sr. debtors - pending more than 1 year	$516,443	$557,758
Land usage rights	-	-
Advance pending more than 1 year	477,572	441,058
Total	$994,015	$998,816

NOTE 4 – ACCOUNTS RECEIVABLES

The accounts receivable, net of allowances, amounted to $1,451,433 and $1,641,868, as of June 30, 2012 and March 31, 2012, respectively.  The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and the inherent credit risk.  Accounts receivable are not collateralized.

NOTE 5 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings. Short term borrowings consist of the following:

	Period ended June 30, 2012	Year ended March 31, 2012

Secured	$200,761	$210,010
Unsecured	-	-
Total	$200,761	$210,010

The above debt is secured by hypothecation of materials, stock of spares, work in progress, receivables and property and equipment, in addition to a personal guarantee of three India-based directors, and collaterally secured by mortgage of the relevant subsidiary’s land and other fixed properties of directors and their relatives.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period ended June 30, 2012	Year ended March 31, 2012
Statutory payables	$4,696	$11,951
Employees related liabilities	80,079	112,709
Other liabilities	501,150	438,445
Total	$585,925	$563,105

Other non-current liabilities consist of the following:

	Period ended June 30, 2012	Year ended March 31, 2012
Creditors aged more than 1 year	$390,471	$643,495
Provision for expenses	3,592,034	3,590,483
Total	$3,982,505	$4,233,978

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 8 – GOODWILL

The movement in goodwill balance is given below.

	Period ended June 30, 2012	Year ended March 31, 2012
Balance at the beginning of the period	$965,738	$410,454
Acquisition related goodwill	-	643,117
Impairment loss	-	-
Effect of foreign exchange translation	(27,170)	(87,833)
Total	$938,568	$965,738

NOTE 9 – NOTES PAYABLE

In March 2011, the Company finalized an agreement with Bricoleur Partners, L.P. (“Bricoleur”) to exchange the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) for a new promissory note with a later maturity date.

The Bricoleur Note was due on June 30, 2011 with no prior payments due and did not bear interest.  The Company issued additional 688,500 shares of its common stock to Bricoleur on February 25, 2011 in connection with the extension of the term regarding the Bricoleur note.  Currently, the Company is negotiating a further restructuring of the Bricoleur note.
As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired a note in the amount of $2,232,627.79 on April 5, 2012.  The Company paid off the loan to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) with 4,426,304 shares of newly issued Common Stock.  The note holder has articulated that he is entitled to 5,000,000 shares, which claim we oppose vigorously.  There has been no legal action filed in connection with this claim

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  For the three months ended June 30, 2012, a total of $12,000 was accrued as payable to IGN LLC.

When IGC acquired Ironman, the subsidiary company had a related party balance towards its Chairman.  As of June 30, 2012, the amount due to the Chairman was $306,558.

NOTE 11 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended June 30, 2012.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Period ended June 30, 2012	Year ended March 31, 2012
Land	N/A	$121,591	$11,226
Building (Flat)	25	321,601	309,585
Plant and Machinery	20	9,168,096	9,371,150
Computer Equipment	3	217,509	219,110
Office Equipment	5	201,538	228,794
Furniture and Fixtures	5	87,635	88,804
Vehicles	5	461,710	474,622
Assets under construction	N/A	3,793,230	3,918,729
Total		$14,372,911	$14,622,020
Less: Accumulated Depreciation		$(6,002,757)	$(6,130,224)
Net Assets		$8,370,154	$8,491,796

Depreciation and amortization expense for the three months ended June 30, 2012 and June 30, 2011 was $83,594 and $51,244 respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of June 30, 2012, the Company granted 78,820 shares of common stock and a total of 2,783,450 stock options (1,413,000 granted in 2009 and 1,370,450 stock options granted during the three months ended June 30, 2011, the “2012 Options”) to its directors and employees.  All of the options vested fully on the date of the grant.  The exercise price of each of the options is $1.00 and $0.56 per share, respectively, and each of the options will expire on May 13, 2014 and June 27, 2016, respectively.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively. As of June 30, 2012, under the 2008 Omnibus Plan, 2,783,450 stock options and 78,820 shares of common stock have been awarded and an aggregate of 6,161,475 shares of Common Stock remain available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of June 30, 2012:

	Granted in 2009	Granted in June 2011 Quarter
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	1.98%	4.10%
Expected volatility	35.35%	83.37%
Expected dividend yield	Nil	Nil

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

On December 31, 2011, the Company finalized the purchase of HK Ironman pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) that was approved by the shareholders of the Company on that date.  Related to the acquisition of HK Ironman, the Company’s shareholders approved the issuance of 31,500,000 equity shares to the owners of HK Ironman in exchange for 100% of the equity of HK Ironman; these shares have been considered as outstanding as of this date.  The acquisition of HK Ironman and the offering of the Common Stock pursuant thereto was exempt from registration under the Securities Act pursuant to Regulation S of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public and such offering occurs outside of the United States to non-U.S. persons.  No underwriting discounts or commissions were paid with respect to such sale.  These securities were subsequently registered in a Form S-1 on March 5, 2012, which was declared effective on May 25, 2012.

Further, as of June 30, 2012, the Company had issued 2,783,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as of June 30, 2012; earmarked 3,150,000 retention shares of IGC Common Stock for key management of IGC and PRC Ironman in order to retain the individuals with the Company for at least a year following the acquisition; issued 4,426,304 shares as a settlement against the Oliveira loan payable; and issued 25,000 shares of Common Stock to Atlanta Capital Partners valued at approximately $6,250 for investor relations related services rendered.  As of June 30, 2012, IGC has 60,061,737 shares of Common Stock issued and outstanding.

NOTE 15 - INCOME TAXES

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes. In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The management considers historical and projected future taxable income, and tax planning strategies in making this assessment.

The Company’s effective tax rate was 6% for the quarter ending June 30, 2012. Since the Company continued to sustain substantial losses during the current quarter ending June 30, 2012, no valuation allowance was released for the current period. Our assessment concludes that it is more likely that some portion or all of the deferred tax assets will not be realized based on current and historical operating results.

The Company recorded an income tax benefit of $31,710 resulting from operational results of its foreign entities for the three month period ending June 30, 2012.

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

As of now, the reports that are available to the CEO do not contain account information for the separate entities in India and China used for the purposes of consolidation.  After the Acquisition of Ironman, the Company is in the process of revising its CODM reports to capture details relating to the Acquisition separately.  Accordingly, the Company expects to review and ultimately revise the segments that would be reported in its future reports.

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended June 30, 2012 and March 31, 2012 consist of the following:

	Period ended June 30, 2012	Year ended March 31, 2012
Investment in equity shares of an unlisted company	$53,986	$58,950
Investment in partnership	298,393	578,670
Investment in iron ore	-	-
Total	$352,379	$637,620

NOTE 18 – OTHER INCOME

Other income for the quarter ended June 30, 2012 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the India subsidiaries. The total foreign exchange loss for the quarter ended June 30, 2012 amounted to USD 374,749.

NOTE 19 - IMPAIRMENT

For the year ended March 31, 2012, the Company conducted an impairment test on its 22% investment in Sricon.  Effective October 1, 2009, the Company diluted its investment in Sricon from 63% to 22%.  Post dilution, the Company continued to account for the investment in Sricon based on the equity method of accounting. However, the Company entered into a management dispute with Sricon after the Company was not able to obtain the financial statements of Sricon after March 31, 2010.  The Company conducted the impairment test based on the information available with it and the recoverable value of assets that it could ascertain.  Based on a revaluation of the assets including the real estate owned by Sricon, the Company determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon was required.  The carrying value of the investment in Sricon was accordingly $5.1 million as of March 31, 2012.  The carrying value as of March 31, 2012 approximated the recoverable assessed value as determined as on that date.  There have been no further indicators for impairment in the current quarter and accordingly, the Company has not conducted an impairment test for the three months ended June 30, 2012.

NOTE 20 – RECONCILIATION OF EPS

For the three months ended June 30, 2012 and 2011, the basic shares include: founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to employees, directors and vendors, and shares issued in connection to the acquisition of Ironman: (i) to HK Ironman shareholders (the “Exchange Shares”) and (ii) to Ironman and IGC employees (the “Compensation Shares”).  The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct, and employee options.  The historical weighted average per share for our shares through June 30, 2012, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of June 30, 2012 used for the computation of basic EPS is 39,059,336. Due to the loss incurred during the year ended June 30, 2012, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – ACCOUNTS RECEIVABLES

IGC has access to about INR 140 million ($2.5 million at an exchange rate of 55 INR to 1 USD) in funds held by the High Court in Delhi after its subsidiary TBL won an arbitration award. The amount deposited by the National Highway Authority of India (NHAI) pursuant to an order dated April 10, 2012 by the High Court, includes the award principal and the corresponding interest.  IGC has to provide the High Court with a letter of credit, as is customary in India, to have immediate access to the full $2.5 million.

From the conservative accounting perspective, the corresponding receivable from Delhi High Court has been accounted only to the extent of the principal amount. As of June 30, 2012, the accounts receivable includes $1.35 million relating to principal amount of this particular award of claim. The company is confident of receiving the entire amount (approx.$2.5 million) together with the accumulated interest within the current fiscal year.

NOTE 22 – SUBSEQUENT EVENTS

Effective August 1, 2012, India Globalization Capital, Inc. amended its Amended and Restated Articles of Incorporation in order to give effect to a previously announced increase of its authorized common stock from 75,000,000 shares to 150,000,000 shares. This amendment was approved by the Company's board and its stockholders on a special meeting held on August 25, 2011.  A complete copy of the Company’s Amended and Restated Articles of Incorporation, as amended by the certificate of amendment filed with the State Department of Assessments and Taxation of Maryland on August 1, 2012, was filed as Exhibit 3.1 to Form 8-K filed with the SEC on August 6, 2012.

IGC’s FYE 2012 Shareholder Meeting has been scheduled for September 7, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on Form 10-K on July 16, 2012.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K filed on July 16, 2012, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in the Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on July 16, 2012.

Overview

In response to the increased demand for infrastructure in India and China, our focus is to supply construction materials in India and to China as well as execute infrastructure projects.  We do this entirely through our subsidiaries. We supply construction materials such as iron ore and rock aggregate to the construction industry.  We build interstate highways, rural roads, and execute civil works in high temperature cement and steel plants.  We own and operate rock aggregate quarries. We are pursuing joint venture partnerships with mine owners and have applied for licenses to mine iron ore in India.  We have customers in India and China and are exploring other regional opportunities. We also actively continue to pursue joint venture partnerships with mine owners for acquisition of mines and mining rights in India and China and have started materializing our efforts by acquiring PRC Ironman thru HK Ironman in China.  Our approach is to offer integrated solutions to our customers such as construction services combined with the sale and transportation of materials. However, in fiscal year ended March 31, 2012, we focused more on building mining assets like iron ore mines and less on construction.

On June 21, 2012, IGC through its Chinese subsidiary Linxi H&F Economic and Trade Company Limited (“PRC Ironman”) acquired land in Linxi, Inner Mongolia, China. The agreement signed by PRC Ironman gives PRC Ironman the right to either register the land in its name or leave it registered in the name of the current owner and have unlimited rights to the land forever.  This type of an agreement is typical and enforceable in China.  The actual sale deed is all the evidence that is filed with the government in the event the Company decides to register the land in the name of the Company.

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

All quarrying or mining activities in India require a license.  IGC and its subsidiaries do not directly hold any mining or quarrying licenses and therefore there are no licenses or expenses in connection with acquiring the same being reflected in the consolidated financial statements.  However, we quarry under licenses held by our partners.  For all quarries, the licenses are granted for two years.  The licenses are automatically renewed for additional periods of two years, provided that all royalty payments and taxes to the Indian government are paid up to date.  IGC-MPL has applied, on its own, for licenses for mining and quarrying.  The process of obtaining a quarrying license is difficult and typically takes between 12-18 months.  The process involves a competitive application process.  As such, while we have applied for licenses, there is no assurance that we will be granted these licenses. The board is evaluating the strategic value associated with the quarry business.

3.        Highway and heavy construction.  The Indian government has developed a plan to build and modernize Indian infrastructure. The Wall Street Journal reported on March 23, 2010 that the government planned to double infrastructure spending from $500 billion to $1 trillion.  It will pay for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.  A significant number of our customers are engaged in highway and heavy construction.  According to BBC, India's government has pledged to move ahead with major infrastructure projects to give a boost to the country's slowing economy and revive the plans to build new highways, airports and ports, among other things during the ongoing fiscal year. Prime Minister Manmohan Singh stated last June 6, 2012, that some of the projects to start the economic boost include contracts to build 9,500km of roads; three new airports at Navi Mumbai, Goa and Kannur; the upgrade to international standard of at least "three or four" of five airports - Lucknow, Varanasi, Coimbatore, Trichy and Gaya; two new aviation hubs to make India a major transit point and two new ports in Andhra Pradesh and West Bengal. Minister Singh estimated 1 trillion dollars in the next five years to building the infrastructure planned and said that the government alone would be unable to invest the amount.”  Our subsidiary, TBL, a small road building company, is engaged in highway and heavy construction activities.  TBL has constructed highways, rural roads, tunnels, dams, airport runways and housing complexes, mostly in southern states.  TBL, because of its successful execution of contracts, is pre-qualified by the National Highway Authority of India (NHAI) and other agencies.  TBL’s share of the overall Indian construction market is very small.  However, TBL’s prequalification and prior track record provides a way to grow the Company in highway and heavy construction.  Currently, TBL is engaged in the recovery of construction delay claims that it is pursuing against NHAI, the Airport Authority of Cochin and the Orissa State Works.  Our share of the overall market in India is significantly less than 1%. The board is evaluating the strategic value associated with the construction business. The board is evaluating the strategic value associated with the construction business.

According to the global market researcher eMpulse, the construction industry’s total market size in India is approximately $53 billion.  According to Reuters, India exports about 100 million tons of iron ore per year.  Prices for iron ore have averaged around $140 per metric ton.  The rock aggregate market is India is approximately $3 billion.

The following table sets out the revenue contribution from our subsidiaries:

	Period ended June 30, 2012	Period ended June 30,2011

IGC	17%	0%
TBL	1%	1%
IGC-IMT	0%	70%
IGC-MPL	0%	29%
IGC-LPL	0%	0%
PRC - Ironman	82%	0%
	100%	100%

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

  In order to create transparency, the Indian government has centralized the contract awarding process for building interstate roads.  The new process is as follows: at the “federal” level, NHAI publishes a Statement of Work for an interstate highway construction project.  The Statement of Work has a detailed description of the work to be performed, as well as, the completion time frame.  The bidder prepares two proposals in response to the Statement of Work.  The first proposal demonstrates technical capabilities, prior work experience, specialized machinery, manpower required, and other qualifications required to complete the project.  The second proposal includes a financial bid.  NHAI evaluates the technical bids and short-lists technically qualified companies.  Next, the short list of technically qualified companies are invited to place a detailed financial bid and show adequate financial strength in terms of  revenue, net worth, credit lines,  and balance sheets.  Generally, the lowest bid wins the contract.  Additionally, contract bidders must meet several requirements to demonstrate an adequate level of capital reserves:

1.	An earnest money deposit between 2% to 10% of project costs,
2.	A performance guarantee of between 5% and 10%,
3.	An adequate overall working capital, and
4.	Additional capital available for plant and machinery.

Bidding qualifications for larger NHAI projects are set by NHAI and are imposed on each contractor.  As the contractor actually executes larger highway projects, then the contractor may qualify for even larger projects.

Growth strategy and business model.

Our growth strategy and business model are to:

1.	Deepen our relationships with customers by providing them infrastructure materials like iron ore, rock aggregate, concrete, coal and associated logistical support.
2.	Expand our iron ore assets by acquiring more beneficiation plants and mines in Inner Mongolia.
3.
Leverage our expertise in the logistics and supply of iron ore by increasing the number of shipping hubs we operate from and continue to expand our offering into China and other Asian countries in order to take advantage of their expected strong infrastructure growth.

4.	Expand the number of recurring contracts for infrastructure build-out to customers that can benefit from our portfolio of offerings.

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

Seasonality.

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

There is seasonality in our business as outdoor construction activity in India slows down during the Indian monsoons typically experiencing naturally recurring seasonal patterns throughout India.  The northeast monsoons historically arrive on June 1st annually, followed by the southwest monsoons, which usually continue intermittently until September.  Historically, the business in the monsoon months is slower than in other months because of the heavy rains.  Activities such as the iron ore export business slows down due to the rough seas.  Flooding in the quarries can slow production in the stone aggregate industry during the monsoon season.  The monsoon season has historically been used to bid and win contracts for construction and for the supply of ore and aggregate in preparation for work activity when the rains abate.

Employees and consultants.

As of June 30, 2012,  we employed a work force of approximately 105 employees and contract workers in the US, India, China, Hong Kong and Mauritius.  Employees are typically skilled workers including executives, engineers, accountants, sales personnel, truck drivers and other specialized experts.  Contract workers require less specialized skills.  The truck drivers tend to be contract workers.  We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions and provided United States work assignments, technology and U.S. GAAP training and other fringe benefits.  Ironman tends to be the employer of choice as there are very few industries in the area it operates.  We hope that our efforts will make our other companies more attractive.

Environmental regulations.

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

Our operations are located in India and now China where the respective accepted accounting standards are the Indian GAAP and the Chinese GAAP.  In many cases, the Indian GAAP and the Chinese GAAP are not congruent with the U.S. GAAP.  Indian and Chinese accounting standards are evolving toward IFRS (International Financial Reporting Standards).  We engage independent public accounting firms registered with the U.S. PCAOB to conduct an annual audit of our financial statements.  The process of producing financial statements is at times cumbersome and places significant demands upon our existing staff.  We believe we are still some time away from having processes and adequately trained personnel in China to meet the reporting timetables set out by U.S. reporting requirements.  Until then we expect, on occasion, to file extensions to meet U.S. reporting timetables.  We require extra time in order to consolidate financial statements between the two countries.  While we endeavor to meet reporting time tables, it is possible that we may fail to meet these time tables.  Failure to file our reports in a timely fashion can result in severe consequences including the potential delisting of our securities.  In addition, our access to capital may become more difficult or limited if we fail to meet reporting deadlines.  We will make our annual reports, quarterly reports, proxy statements and up-to-date investor presentations available on our website, www.indiaglobalcap.com, as soon as they are available.  Our SEC filings are also available, free of charge, at www.sec.gov.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue - Total revenue was $1,267 thousand for the three months ended June 30, 2012 as compared to $1,060 thousand for the three months ended June 30, 2011.  We are in the process of fully completing the integration of Ironman and once this is completed, revenue from our beneficiation plants should commence.  The integration of Ironman is taking longer than we expected though we are very close to its completion.  For the quarter ended June 30, 2012 the revenue reported is mostly due to the trading of iron ore.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended June 30, 2012 was $937 thousand as compared to $974 thousand for the three months ended June 30, 2011.

Selling, General and Administrative - Selling, general and administrative expenses were $440 thousand for the three months ended June 30, 2012 as compared to $733 thousand for the three months ended June 30, 2011. The substantial reduction in the SG&A is the result of our efforts to curtail expenses related to non-mining.

Depreciation – The depreciation expense was $84 thousand in the three months ended June 30, 2012 as compared to $51 thousand in the three months ended June 30, 2011.

Interest and other financial expense – The interest expense and other financial expense for the three months ended June 30, 2012 were $11 thousand as compared to $301 thousand for the three months ended June 30, 2011. During fiscal 2012 the Company settled a high-interest bearing note thus reducing its interest expense.

Other income – Other income primarily consists of foreign exchange gain/loss arising from the restatement of the inter-company receivables denominated in Indian rupees in relation to payables to the U.S. entity.  In the current quarter the company reported a foreign exchange loss of $374,749.  The Company received $6,139 for the sale of scrap iron.

Consolidated Net Income (loss) – Consolidated net loss for the three months ended June 30, 2012 was $528 thousand compared to a consolidated net loss of $869 thousand for the three months ended June 30, 2011.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the three-month periods ended June 30, 2012 and 2011.

During the three months ended June 30, 2012, cash used for operating activities was $80 thousand compared to $425 thousand used during the three months ended June 30, 2011.

During the three months ended June 30, 2012, investing activities from continuing operations provided $248 thousand of cash as compared to $20 thousand provided during the same period in 2011.

For the quarter ended June 30, 2012, our non-GAAP cash burn was approximately $114 thousand after adjusting for $83 thousand of depreciation, $374 thousand of non-cash foreign exchange loss, $12 thousand of minority interest write-back and tax write-back of $31 thousand.

For the quarter ended June 30, 2012, our cash and cash equivalents along with restricted cash was $731 thousand.

The Company has access to about INR 140 million ($2.5 million at an exchange rate of 55 INR to 1 USD) in funds deposited by the National Highway Authority of India (NHAI) with the high court in Delhi against an arbitration award that was won by TBL.  The amount deposited pursuant to an order by the judge of the High Court, includes the principal of the award plus interest.  The Company is allowed to access the amount deposited with the court immediately, but needs to make arrangements to provide a letter of credit to the high Court.  The Company is working on arranging the letter of credit, which is routine, and expects to be able access the full $2.5 million.

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

Many factors, including those discussed more fully in documents filed with the Securities and Exchange Commission, which we refer to as the SEC, by IGC, particularly under the heading “Risk Factors” in Part 1, Item 1A of IGC’s Annual Report on Form 10-K filed with the SEC on July 16, 2012, could cause results to differ materially from those stated.  While we believe it is important to communicate our expectations to our stockholders, there may be events in the future that we are not able to predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

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

In the analysis below, we have compared the reported revenue and expense numbers for the three months ended June 30, 2012 with the three months ended June 30, 2011 based on the average exchange rate used for the three months ended June 30, 2011 to highlight the impact of exchange rate changes on IGC’s Indian rupee derived revenues and expenses.  Expenses for China entities for the quarter ended June 30, 2012 have been retained at the average RMB for the quarter.

	Three months ended June 30, 2012
	Current Exchange rate	Previous exchange rate	Change	Percentage

Revenue (India)	16,549	19,769	3,220	19.46%
Total expenses before taxes (India)	(130,172)	(155,499)	(25,327)	19.46%
Revenue (China)	1,037,529	1,012,261	(25,268)	(2.44	) %
Total expenses before taxes (China)	(1,055,361)	(1,029,659)	25,702	(2.44	) %
Net - India	(113,623)	(135,731)	(22,108)
Net - China	(17,832)	(17,398)	434

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended June 30, 2011	INR44.56 per USD	INR 44.59 per USD
Year ended March 31, 2012	INR47.715 per USD	INR 50.89 per USD
	RMB 6.29 per USD	RMB 6.30 per USD
Three months ended June 30, 2012	INR 53.23per USD	INR 55.57per USD
	RMB 6.31 per USD	RMB 6.31 per USD

Item 4.  Controls and Procedures

Disclosure controls and procedures are processes and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of June 30, 2012, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

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

 Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  However, the Company has taken steps to rectify the material weaknesses with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010.  The Company’s management has heightened its diligence in addressing the Company’s disclosure controls and, throughout the period subsequent to the identification of such material weakness, management has added and is in the process of adding additional measures to improve and evaluate the effectiveness of its controls over financial reporting.  These measures include the completion of checklists by the Company and its independent auditors with respect to the accounting and reporting standards, engaging external experts of U.S. GAAP to assist in the preparation and review of financial statements, and getting a subscription to an online knowledge base to provide the latest updates on U.S. GAAP and other accounting and disclosure matters.  The Company also has provided U.S. GAAP and reporting training for our India-based accounting staff.  On December 31, 2011 we concluded the acquisition of Ironman. We are in the process of training our China-based accounting staff and implementing procedures and processes for controls of financial reporting.  Currently, we rely on manual steps for the consolidation of our financial statements because the financial systems used in India and China are different. We expect to address the systems aspects in the future as part of our continued effort to eliminate errors and significantly remediate deficiencies in our internal controls over financial reporting.  The Company has engaged a global consultant with the requisite experience with SEC accounting requirements to assist in the Company’s disclosure and filings related to quarterly and annual reports.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2011, one of our subsidiaries -IGC-M- initiated legal proceedings against the Sricon management requesting the Company Law Board in India to stay any transactions - such as purchase, sale or a further creation of charge on Sricon’s fixed properties including land and plant and machinery -citing mismanagement of company affairs by the present management.  IGC-M had also sued for recovery of the investment in Sricon and suitable compensation thereon.

Subsequently in January 2011, the Company received a favorable order from the Company Law Board granting the requested stay.  The proceedings for the recovery of investment and a suitable compensation are currently pending adjudication at the Company Law Board, Mumbai.

On June 21, 2012, the Company entered into a Memorandum of Settlement, pursuant to which the Company gave up the 22% minority interest in Sricon Infrastructure Private Limited in exchange for approximately 5 acres of land in Nagpur. The settlement is expected to close by the end of the year.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report.

Item 2.  Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the quarter ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Purchase Agreement dated as of June 21, 2012, by Linxi H&F Economic and Trade Co. Ltd. (“PRC Ironman”) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed with the SEC on June 25, 2012).

2.2	Memorandum of Settlement, dated as of June 21, 2012, by and between India Globalization Capital, Inc., Sricon Infrastructure Private Limited, The Promoters of SIPL (represented by Mr. Rabindra Lal Srivastava), India Globalization Capital Mauritius Limited, and Techni Bharathi Private Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed with the SEC on June 27, 2012).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012, (ii) Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive income (loss) for the three months ended June 30, 2012 and 2010, (iv) Consolidated Statements of Stockholders Equity (Deficit) for the three months ended June 30, 2012, (v) Consolidated Statements of Cash Flow for the three months ended June 30, 2012 and 2011, and (vi)  Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed as an exhibit hereto.
**
Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 20, 2012	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 20, 2012	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer