Form 10-Q
period 2012-09-30
India Globalization Capital, Inc.
filed 2012-11-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of October 15, 2012
Common Stock, $.0001 Par Value	60,061,737

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – Financial Information

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
All amounts in USD except share data

	As of
	30-Sep-12	31-Mar-12
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$611,297	$562,948
Accounts receivable, net of allowances	1,574,148	1,641,868
Inventories	429,348	387,481
Advance taxes	41,452	41,452
Prepaid expenses and other current assets	2,429,779	2,586,514
Total current assets	$5,086,024	$5,220,263
Property, plant and equipment, net	8,169,652	8,491,796
Investments in affiliates	5,109,058	5,109,058
Intangible Assets and Goodwill	4,495,807	4,803,828
Investments-others	311,910	637,620
Other non-current assets	1,047,359	997,513
Total assets	$24,219,810	$25,260,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$177,300	$210,010
Trade payables	367,255	337,145
Accrued expenses	936,940	916,710
Notes payable	1,800,000	1,800,000
Dues to related parties	-	310,681
Deferred tax liabilities	135,980	135,980
Loans – others	222,389	222,389
Other current liabilities	478,391	563,105
Total current liabilities	$4,118,255	$4,496,020
Deferred Income taxes	713,897	713,897
Other non-current liabilities	4,210,388	4,233,978
Total liabilities	$9,042,540	$9,443,895
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 60,061,737 issued and outstanding as of Sept 30, 2012 and 60,061,737 issued and outstanding as of March 31, 2012	$6,007	$6,007
Additional paid-in capital	54,821,952	54,821,952
Accumulated other comprehensive income	(2,467,252)	(2,542,453)
Retained earnings (Deficit)	(38,115,857)	(37,444,832)
Total equity attributable to Parent	$14,244,850	$14,840,674
Non-controlling interest	$932,420	$975,509
Total stockholders' equity	15,177,270	15,816,183
Total liabilities and stockholders' equity	$24,219,810	$25,260,078

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
All amounts in USD except share data

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011

Revenues	$1,351,466	$912,121	$2,619,146	$1,972,368
Cost of revenues (excluding depreciation)	(1,108,357)	(903,523)	(2,045,801)	(1,877,832)
Selling, general and administrative expenses	(341,783)	(652,375)	(782,558)	(1,385,515)
Depreciation	(245,125)	(75,621)	(328,719)	(126,865)
Operating income (loss)	(343,799)	(719,398)	(537,932)	(1,417,844)
Interest expense	(15,740)	(148,965)	(26,298)	(449,733)
Interest income		59,085	836	126,433
Impairment loss	-	-	-	-
Equity in (gain)/loss of joint venture	-	25,832	-	62,051
Other income, net	204,375	(14,770)	(164,235)	9,924
Income before income taxes and minority interest attributable to non-controlling interest	$(155,164)	$(798,216)	$(727,629)	$(1,669,169)
Income taxes benefit/ (expense)	(9,735)	-	21,975	-
Net income/(loss)	$(164,899)	$(798,216)	$(705,654)	$(1,669,169)
Non-controlling interests in earnings of subsidiaries	22,191	8,963	34,629	10,714
Net income / (loss) attributable to common stockholders	$(142,708)	$(789,253)	$(671,025)	$(1,658,455)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Diluted	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	60,061,737	20,960,433	60,061,737	20,699,660
Diluted	60,061,737	20,960,433	60,061,737	20,699,660

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30
		2012			2011
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(142,708)	$(22,191)	$(164,899)	$(789,253)	$(8,963)	$(798,216)
Foreign currency translation adjustments	$(71,815)	$40,872	$(30,943)	$(155,104)	$(223)	$(155,327)
Comprehensive income (loss)	$(214,523)	$18,681	$(195,842)	$(944,357)	$(9,186)	$(953,543)

	Six months ended September 30
	2012			2011
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(671,026)	$(34,629)	$(705,654)	$(1,658,455)	$(10,714)	$(1,669,169)
Foreign currency translation adjustments	$75,201	$3,977	$79,178	$(144,411)	$(707)	$(145,118)
Comprehensive income (loss)	$(595,825)	$(30,652)	$(626,476)	$(1,802,866)	$(11,421)	$(1,814,287)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2011 (audited)	14,890,181	$1,490	$38,860,319	$(29,692,907)	$(2,502,596)	$626,553	$7,292,859

Issue of equity shares	40,302,966	4,030	3,544,437				3,548,467
Reversal of recession rights	4,868,590	487	3,081,895				3,082,382
Stock option issue cost			9,335,301				9,335,301
Loss for the year				(7,751,925)			(7,751,925)
Net Income for non-controlling interest						(139,365)	(139,365)
Loss on Translation					(39,857)	(72,993)	(112,850)
NCI on acquisition of Ironman						561,314	561,314
Balance at March 31, 2012 (audited)	60,061,737	$6,007	$54,821,952	$(37,444,832)	$(2,542,453)	$975,509	$15,816,183

Loss on Translation					75,201	(8,460)	66,741
Net income for non-controlling interest						(34,629)	(34,629)
Net income / (loss)				(671,025)			(671,025)
Balance at Sep 30, 2012 (unaudited)	60,061,737	$6,007	$54,821,952	$(38,115,857)	$(2,467,252)	$932,420	$15,177,270

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September, 30
	2012		2011
Cash flows from operating activities:
Net income (loss)		$(705,655)		$(1,669,169)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense				235,267
Deferred taxes		(498)
Depreciation		328,719		126,865
Non-cash financial expense (including amortization of debt discount)				418,886
Share in profits of joint venture				(62,051)
Unrealized exchange losses/(gains)		154,156
Changes in:
Accounts receivable		4,830		656,451
Inventories		(45,380)		18,376
Prepaid expenses and other assets		127,458		(656,310)
Trade payables		111,536		(18,058)
Other current liabilities		(483,764)		31,928
Other non – current liabilities		(2,822)		(390,902)
Non-current assets		235,452		565,391
Accrued Expenses		40,361		(70,487)
Net cash used in operating activities		$(235,607)		$(813,813)

Cash flow from investing activities:
Purchase of property and equipment
Proceeds from sale of property and equipment		4,280		(630)
Deposit towards acquisitions, net of cash acquired		308,255
Restricted cash				38,979
Net cash provided/(used) by investing activities		$312,535		$38,349

Cash flows from financing activities:
Net movement in other short-term borrowings		(25,137)
Issuance of equity shares
Net cash provided/(used) by financing activities		$(25,137)		$-
Effects of exchange rate changes on cash and cash equivalents		(3,442)		(40,991)
Net increase/(decrease) in cash and cash equivalents		48,349		(816,455)
Cash and cash equivalent at the beginning of the period		562,948		1,583,284
Cash and cash equivalent at the end of the period		$611,297		$766,829

Supplementary information:

Cash paid for interest	$	Nil	$	Nil
Cash paid for taxes	$	Nil	$	Nil

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

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India and China. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of Sept.30, 2012	Percentage of holding as of March 31, 2012
IGC – Mauritius ("IGC-M")	IGC	Mauritius	100	100
IGC India Mining and Trading Private Limited ("IGC-IMT")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL")	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman")	HK Ironman	Peoples’ Republic of China	95	95
Techni Bharathi Limited (“TBL”)	IGC-M	India	77	77

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control. In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method. In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary. However, as of September 30, 2012, the Company does not have any interest in any VIE or equity method investment.

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

e)  Foreign currency translation

The functional currency is the currency in which the Company’s subsidiaries operate and it largely reflects the economic substance of the underlying events and circumstance of the Company’s subsidiaries.  The functional currencies of the Company's Indian and Chinese subsidiaries are the Indian rupee (INR) and the renminbi (RMB), respectively.  The currency used in our financial statements is the United States dollar (USD or $).  Operating and capital expenditures of the Company's subsidiaries located in India and China are denominated in their local currencies, which are the currencies most compatible with their expected economic results.

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)

Three months ended September 30, 2011	INR 46.80 per USD	INR 49.05 per USD
Year ended March 31, 2012	INR 47.715 per USD	INR 50.89 per USD
	RMB 6.29 per USD	RMB 6.30 per USD
Three months ended September 30, 2012	INR 51.91 per USD	INR 52.92 per USD
	RMB 6.29 per USD	RMB 6.29 per USD

f)  Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. In government contracting, the Company recognizes revenue when a government consultant verifies and certifies an invoice for payment.

The majority of the revenue recognized for the three months ended September 30, 2012 and 2011 was derived from the Company’s subsidiaries, which derive revenue from the following sources.

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

The Company did not recognize any bad debt expense for the three months ended September 30, 2012 and 2011.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of September 30, 2012 and 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

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

o)  Restricted cash

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.  Restricted cash has been reclassified and included in Other Non-current Assets.

p)  Fair value of financial instruments

As of September 30, 2012 and March 31, 2012, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

PRC Ironman’s customers include local traders and steel mills near the port of Tianjin.  Three of Ironman’s customers accounted for 95% of its total revenue for the quarter ended September 30, 2012.

Two customers in India accounted for approximately 95% of gross accounts receivable as of September 30, 2012.  As of September 30, 2011, thirteen clients accounted for approximately 89% of gross accounts receivable.

Routine non-renewal or termination of our relationships with our current customers are not expected to have a material adverse effect on the Company’s revenue, as the number of potential customers is high.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

Pre-paid & Other Current Assets
	Period Ended Sept. 30, 2012	Year Ended March 31, 2012
Prepaid / Preliminary Expenses	$25,792	$82,120
Advance to suppliers & services	972,994	620,148
Security & other Advances	82,145	125,503
Advances to Employees	1,136,330	1,561,123
Prepaid / accrued interest	689	717
Deposit and other current assets	211,829	196,903
Total	$2,429,779	$2,586,514

In the above Table, Advances to Employees represents advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	Period Ended Sept 30, 2012	Year Ended March 31, 2012
Restricted cash	$12,283	$12,773
Deferred income taxes	-	(14,076)
Sr. Debtors - pending more than 1 year	529,469	557,758
Advance pending more than 1 year	505,607	441,058
Total	$1,047,359	$997,513

NOTE 4 – ACCOUNTS RECEIVABLES

The accounts receivable, net of allowances, amounted to $1,574,148 and $1,641,868, as of September 30, 2012 and March 31, 2012, respectively.  The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and the inherent credit risk.  Accounts receivable are not collateralized.

NOTE 5 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings. Short-term borrowings consist of the following:

	Period Ended Sept 30, 2012	Year Ended March 31, 2012

Secured	$177,300	$210,010
Total	$177,300	$210,010

The above debt is secured by hypothecation of materials, stock of spares, work in progress, receivables and property and equipment, in addition to a personal guarantee of three India-based directors, and collaterally secured by mortgage of the relevant subsidiary’s land and other fixed properties of directors and their relatives.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period Ended Sept 30, 2012	Year Ended March 31, 2012

Statutory payables	$12,830	$11,951
Employee related liabilities	113,275	112,709
Other liabilities	352,286	438,445
Total	$478,391	$563,105

Other non-current liabilities consist of the following:

	Period Ended Sept 30, 2012	Year Ended March 31, 2012

Creditors aged more than 1 year	$616,043	$643,495
Provision for Expenses	3,594,345	3,590,483
Total	$4,210,388	$4,233,978

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

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	Period ended September 30, 2012	Year ended March 31, 2012
Intangible assets	$3,841,553	$3,838,090
Goodwill balance at the beginning of the period	965,738	410,454
Acquisition related goodwill		643,117
Elimination of acquisition indebtedness	(311,484)	-
Effect of foreign exchange translation		(87,833)
Total intangible assets and goodwill	$4,495,807	$4,803,828

NOTE 9 – NOTES PAYABLE

In March 2011, the Company finalized an agreement with Bricoleur Partners, L.P. (“Bricoleur”) to exchange the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) for a new promissory note with a later maturity date.

The Bricoleur Note was due on June 30, 2011 with no prior payments due and did not bear interest.  The Company issued additional 688,500 shares of its common stock to Bricoleur on February 25, 2011 in connection with the extension of the term regarding the Bricoleur note.  Currently, the Company is negotiating a further restructuring of the Bricoleur note. Please see Subsequent Events for a more recent update.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  For the three months ended September 30, 2012, a total of $12,000 was accrued as payable to IGN LLC.

NOTE 11 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended September 30, 2012.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Period Ended Sept 30, 2012	Year Ended March 31, 2012
Land	N/A	$11,226	$11,226
Building (Flat)	25	329,110	309,585
Plant and Machinery	20	9,229,652	9,371,150
Computer Equipment	3	218,150	219,110
Office Equipment	5	202,303	228,794
Furniture and Fixtures	5	88,272	88,804
Vehicles	5	492,701	474,622
Assets under construction	N/A	3,923,931	3,918,729
Total		$14,495,345	$14,622,020
Less: Accumulated Depreciation		$(6,325,693)	$(6,130,224)
Net Assets		$8,169,652	$8,491,796

Depreciation and amortization expense for the six months ended September 30, 2012 and September 30, 2011 was $328,719 and $126,865, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of September 30, 2012, the Company granted 78,820 shares of common stock and a total of 2,783,450 stock options (1,413,000 granted in 2009 and 1,370,450 stock options granted during the three months ended June 30, 2011, the “2012 Options”) to its directors and employees.  All of the options vested fully on the date of the grant.  The exercise price of each of the options is $1.00 and $0.56 per share, respectively, and each of the options will expire on May 13, 2014 and June 27, 2016, respectively.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively. As of September 30, 2012, under the 2008 Omnibus Plan, 2,783,450 stock options and 78,820 shares of common stock have been awarded and an aggregate of 6,161,475 shares of Common Stock remain available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of September 30, 2012:

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

Further, as of September 30, 2012, the Company had issued 2,783,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as of September 30, 2012; issued 3,150,000 retention shares of IGC Common Stock for key management of IGC and PRC Ironman in order to retain the individuals with the Company for at least a year following the acquisition; issued 4,426,304 shares as a settlement against the Oliveira loan payable; and issued 25,000 shares of Common Stock to Atlanta Capital Partners valued at approximately $6,250 for investor relations related services rendered.  As of September 30, 2012, IGC has 60,061,737 shares of Common Stock issued and outstanding.

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

The Company’s effective tax rate was 6.3% for the quarter ending September 30, 2012. Since the Company continued to sustain losses during the current quarter ending September 30, 2012, no valuation allowance was released for the current period. Our assessment concludes that it is more likely that some portion or all of the deferred tax assets will not be realized based on current and historical operating results.

The Company recorded an income tax expense of $9,735 resulting from operational results of its foreign entities for the three month period ending September 30, 2012.

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

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended September 30, 2012 and March 31, 2012 consist of the following:

	Period Ended Sept 30, 2012	Year Ended March 31, 2012

Investment in equity shares of an unlisted company	$56,688	$58,950
Investment in partnership	255,222	578,670
Total	$311,910	$637,620

NOTE 18 – OTHER INCOME

Other income for the three-month and six-month periods ended September 30, 2012 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange gain/(loss) for the three-month and six-month periods ended September 30, 2012 amounted to $199,043 and ($175,707), respectively.

NOTE 19 - IMPAIRMENT

For the year ended March 31, 2012, the Company conducted an impairment test on its 22% investment in Sricon.  Effective October 1, 2009, the Company diluted its investment in Sricon from 63% to 22%.  Post dilution, the Company continued to account for the investment in Sricon based on the equity method of accounting. However, the Company entered into a management dispute with Sricon after the Company was not able to obtain the financial statements of Sricon after March 31, 2010.  The Company conducted the impairment test based on the information available with it and the recoverable value of assets that it could ascertain.  Based on a revaluation of the assets including the real estate owned by Sricon, the Company determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon was required.  The carrying value of the investment in Sricon was accordingly $5.1 million as of March 31, 2012.  The carrying value as of March 31, 2012 approximated the recoverable assessed value as determined as on that date.  There have been no further indicators for impairment in the current quarter and accordingly, the Company has not conducted an impairment test for the three months ended September 30, 2012.

NOTE 20 – RECONCILIATION OF EPS

For the three months ended September 30, 2012 and 2011, the basic shares include: founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to employees, directors and vendors, and shares issued in connection to the acquisition of Ironman: (i) to HK Ironman shareholders (the “Exchange Shares”) and (ii) to Ironman and IGC employees (the “Compensation Shares”).  The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct, and employee options.  The historical weighted average per share for our shares through September 30, 2012, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of September 30, 2012 used for the computation of basic EPS is 60,061,737. The diluted EPS is equal to the basic EPS.

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

From the conservative accounting perspective, the corresponding receivable from Delhi High Court has been accounted only to the extent of the principal amount. As of September 30, 2012, the accounts receivable includes $1.35 million relating to principal amount of this particular award of claim. The company is confident of receiving the entire amount (approx.$2.5 million) together with the accumulated interest within the current fiscal year.

NOTE 22 – SUBSEQUENT EVENTS

As reported on Form 8-K on October 9, 2012 Bricoleur Partners, L.P. (“Bricoleur”) exchanged the previously outstanding unsecured promissory note issued by IGC to Bricoleur in the principal amount of $1,800,000 (the “2011 Bricoleur Note”) for an unsecured promissory note in the principal amount of $1,800,000 (the “2012 Bricoleur Note”) and shares of the Company’s common pursuant to a Note and Share Purchase Agreement (the “2012 Bricoleur  Purchase Agreement”) as reported on Form 8-K filed with the SEC on October 12, 2012.

As reported on Form 8-K on October 18, 2012, India Globalization Capital, Inc. ("IGC" or the "Company"), through three of its subsidiaries, Techni Bharathi Private Limited ("TBL"), IGC India Mining, Trading Private Limited ("IGC-IMT") and IGC Materials Private Limited ("IGC-MPL"), entered into a Settlement Agreement (the "SA") and a Share Purchase Agreement (the "SPA") with Mr. Jortin Antony, Mrs. Sheeba Jortin, Mr. V.C.Antony, Mrs. Kunjamma Antony, V.C. Homes Private Limited, and the shareholders of TBL represented by Mr. Jortin Anthony, collectively 'Mr. Jortin Antony Group,' pursuant to which TBL becomes a fully-owned subsidiary of IGC.

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

Overview

In response to the increased demand for infrastructure in India and China, our focus is to supply construction materials in India and to China as well as execute infrastructure projects.  We do this entirely through our subsidiaries. We supply construction materials such as iron ore and rock aggregate to the construction industry.  We build interstate highways, rural roads, and execute civil works in high temperature cement and steel plants.  We own and operate rock aggregate quarries. We are pursuing joint venture partnerships with mine owners and have applied for licenses to mine iron ore in India.  We have customers in India and China and are exploring other regional opportunities. We also actively continue to pursue joint venture partnerships with mine owners for acquisition of mines and mining rights in India and China and have started materializing our efforts by acquiring PRC Ironman thru HK Ironman in China.  Our approach is to offer integrated solutions to our customers such as construction services combined with the sale and transportation of materials. However, since fiscal year ended March 31, 2012, we have focused more on building mining assets like iron ore mines and less on construction.

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

6.	Great access to the sand ore in the hills of Inner Mongolia

Our core business areas are:

1. Mining and trading.  Our mining and trading activity currently centers on the export of iron ore to China and the resale of iron ore to traders in India.  India is the fourth largest producer of iron ore while China is the world’s largest steel producer.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014. A Reuters’ poll published on the week of September 10, 2012, reports that the market consensus is for growth in 2012 to come in at 7.7 percent, with the last three months of the year picking up from 7.4 to 7.6 percent. However, China’s government has also announced a one trillion yuan ($158 billion) infrastructure spending drive. This stimulus package will likely rekindle China’s demand for steel.  According to the World Steel Association, China accounted for 648 million metric tons of steel production in 2010. As The Wall Street Journal reported, this production was almost half of total global output.  On August 6, 2012, the Wall Street Journal stated that China produced 683 million metric tons in 2011 and is expected to produce about 679 million metric tons in 2012.   China is also a net importer of iron ore from Australia, Brazil, India and other countries.  According to Reuters, September 11, 2012, “China produces about 1 billion tons a year of iron ore and buys 60 percent of the steelmaking raw material traded globally.”

Global prices for iron ore are set through negotiations between China Steel and the large suppliers Rio Tinto, BHP Billiton and Vale.  Once prices are set, the rest of the global markets follow that pricing.  Prices for iron ore have increased about seven fold from 2003 to a high of $180 per metric ton at the end of 2010.  However in fiscal 2012, iron ore prices dropped to between $100 and $125 per metric ton.

We believe that IGC is well positioned to provide some Chinese steel mills with the iron ore needed to meet their demand.  Our subsidiary IGC Mining and Trading Private Limited (IGC-IMT), based in Chennai, India, and our subsidiary Ironman are engaged in the iron ore business.  The IGC-IMT has relationships and in some cases agreements with mine owners in Orissa and Karnataka, two of the largest ore mining belts in India.  In addition, it operates facilities at seaports on the west coast of India and to a lesser extent on the east coast of India.  The facilities consist of an office and a plot of land within the port to store iron ore.  IGC-IMP services a customer in China by buying ore from Indian mine owners, transporting it to seaports and then subcontracting stevedores to load the ships.  For about two year the Indian government, pending an inquiry into illegal mining and environmental concerns, had closed the Indian mines. However, on September 3, 2012, the Economic Times announced that the Supreme Court lifted the ban on eighteen iron ore mines in Karnataka. This decision opens up to 5 million tons of production a year. However, Karnataka still has not allowed exporters to ship raw material overseas.  The Company is exploring other countries from which to obtain a supply of low-grade iron ore.

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

The following table sets out the revenue contribution from our subsidiaries:

	Period ended September 30, 2012	Period ended September 30,2011

IGC	13%	0%
TBL	1%	1%
IGC-IMT	0%	83%
IGC-MPL	0%	16%
IGC-LPL	0%	0%
PRC - Ironman	86%	0%
	100%	100%

Customers.

In China our present and past customers include several steel mills, including local traders and steel mills near the port of Tianjin. In India our present and past customers include the National Highway Authority of India, several state highway authorities, the Indian railways, and private construction companies.

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

2.	Increase our supply chain to acquire low-grade ore that can be used in the plants in China.

3.	Expand our iron ore assets by acquiring more beneficiation plants and mines.

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

There is seasonality in our business in India during the Indian monsoons. The northeast monsoons historically arrive on June 1st annually, followed by the southwest monsoons, which usually continue intermittently until September.  Historically, many of the ports close during the monsoon months because of heavy rains.  Activities such as the export of iron ore slows down due to the rough seas.  Flooding in the mines can slow production during the monsoon season.

Employees and consultants.

As of September 30, 2012, we employed a work force of approximately 65 employees and contract workers in the U.S., India, China, Hong Kong and Mauritius.  Employees are typically skilled workers including executives, engineers, accountants, sales personnel, truck drivers and other specialized experts.  Contract workers require less specialized skills.  The truck drivers tend to be contract workers.  We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions and provided United States work assignments, technology and U.S. GAAP training and other fringe benefits.  Ironman tends to be the employer of choice as there are very few industries in the area it operates.  We hope that our efforts will make our other companies more attractive.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue - Total revenue was approximately $1,351 thousand for the three months ended September 30, 2012 as compared to approximately $912 thousand for the three months ended September 30, 2011.  The revenue in the quarter is mostly from trading iron ore and other materials like rock aggregate.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended September 30, 2012 was approximately $1,108 thousand as compared to approximately $903 thousand for the three months ended September 30, 2011. The cost of revenue reflects our expenses associated with buying raw material from local miners and traders.

Selling, General and Administrative - Selling, general and administrative expenses were approximately $342 thousand for the three months ended September 30, 2012 as compared to approximately $652 thousand for the three months ended September 30, 2011. The Company, as previously disclosed, has expended considerable resources aligning G&A to the mining and trading business. The decrease in G&A reflects a reduction in overheads associated with unprofitable businesses.

Depreciation – The depreciation expense was approximately $245 thousand in the three months ended September 30, 2012 as compared to about $76 thousand in the three months ended September 30, 2011. The increase in depreciation includes a one-time write down of old or damaged equipment that can no longer be used to generate revenue.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended September 30, 2012 were approximately $16 thousand as compared to about $149 thousand for the three months ended September 30, 2011. The decrease in interest reflects our efforts to settle liabilities and high interest debt.

Other income – Other income primarily consists of foreign exchange gain/loss arising from the restatement of the inter-company receivables denominated in Indian rupees in relation to payables to the U.S. entity.  In the current quarter the Company reported a foreign exchange gain of approximately $199,043.

Consolidated Net Income (loss) – Consolidated net loss for the three months ended September 30, 2012 was approximately $165 thousand compared to a consolidated net loss of about $798 thousand for the three months ended September 30, 2011. The improvement in the Net Loss reflects our realignment of resources and extinguishment of debt.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

Revenue - Total revenue was approximately $2,619 thousand for the six months ended September 30, 2012, as compared to about $1,972 thousand for the six months ended September 30, 2011.

Cost of Revenue (excluding depreciation) – Cost of revenue for the six months ended September 30, 2012 was approximately $2,046 thousand as compared to approximately $1,877 thousand for the six months ended September 30, 2011.

Selling, General and Administrative - Selling, general and administrative expenses were about $783 thousand for the six months ended September 30, 2012 as compared to approximately $1,386 thousand for the six months ended September 30, 2011.

Depreciation – The depreciation expense was approximately $329 thousand in the six months ended September 30, 2012 as compared to about $127 thousand in the six months ended September 30, 2011.

Interest and other financial expenses – The interest expense and other financial expenses for the six months ended September 30, 2012 were about $26 thousand as compared to approximately $450 thousand for the six months ended September 30, 2011.

Other income – Other income primarily consists of foreign exchange gain/loss arising from the restatement of the inter-company receivables denominated in Indian rupees in relation to payables to the U.S. entity.  For the six months ended September 30, 2012, the Company reported a foreign exchange loss of $175,707.

Consolidated Net Income (loss) – Consolidated net loss for the six months ended September 30, 2012 was approximately $706 thousand compared to a consolidated net loss of about $1,669 thousand for the six months ended September 30, 2011.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the six-month periods ended September 30, 2012 and 2011.

During the six months ended September 30, 2012, cash used for operating activities was approximately $235 thousand compared to about $813 thousand used during the six months ended September 30, 2011.

During the six months ended September 30, 2012, investing activities from continuing operations provided about $313 thousand of cash as compared to approximately $38 thousand provided during the same period in 2011.

For the quarter ended September 30, 2012, our non-GAAP cash burn was approximately $109 thousand after adjusting for $245 thousand of depreciation, $199 thousand of non-cash foreign exchange gain, tax expense of $9 thousand and write-back of minority interest $22 thousand.  This amount does not take into account approximately $55 thousand of income from investments that do not flow through the P&L. Taking this into account the non-GAAP cash burn was approximately $54 thousand in the quarter.

For the quarter ended September 30, 2012, our cash and cash equivalents along with restricted cash was approximately $624 thousand.

The Company has access to about INR 140 million ($2.5 million at an exchange rate of 55 INR to 1 USD) in funds deposited by the National Highway Authority of India (NHAI) with the high court in Delhi against an arbitration award that was won by TBL.  The amount deposited pursuant to an order by the judge of the High Court, includes the principal of the award plus interest.  The Company is allowed to access the amount deposited with the court immediately, but needs to make arrangements to provide a letter of credit to the high Court.  The court is expected to meet on December 19, 2012 for a final decision on the claim.  It is the Company expectation that the amount, subject to some adjustments relative to the rate of interest, will be released to the Company. The Company therefore, has decided not to issue a letter of credit preferring instead to await the outcome of the ruling.

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

Many factors, including those discussed more fully in documents filed with the Securities and Exchange Commission, which we refer to as the SEC, by IGC, particularly under the heading “Risk Factors” in Part 1, Item 1A of IGC’s Annual Report on Form 10-K filed with the SEC on July 16, 2012, could cause results to differ materially from those stated.  While we believe it is important to communicate our expectations to our stockholders, there may be events in the future that we are not able to predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

• The growth in global and specifically Asian GDP and more specifically infrastructure and the overall demand for steel;
• Competition in the iron ore sector;
• Legislation by the government of India and the government of China;
• Labor, trucking, and other logistic issues;
• Unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;
• The loss of key management or scientific personnel;
• The activities of our competitors in the industry;
• The effect of volatility of currency exchange rates;
• Enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests;
• The effect of the Stock Purchase Agreement on our business relationships (including with employees, customers and suppliers), operating results and business generally; and
• Risks that the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the Stock Purchase Agreement;

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

In the analysis below, we have compared the reported revenue and expense numbers for the three months ended September 30, 2012 with the three months ended September 30, 2011 based on the average exchange rate used for the three months ended September 30, 2011 to highlight the impact of exchange rate changes on IGC’s Indian rupee derived revenues and expenses.  Expenses for China entities for the quarter ended September 30, 2012 have been retained at the average RMB for the quarter.

	Three months ended September 30, 2012
	Current Exchange rate	Previous exchange rate	Change	Percentage
Revenue (India)	7,358	8,161	803	10.91
Total expenses before taxes (India)	(103,204)	(114,462)	(11,258)	10.91
Revenue (China)	1,207,976	1,190,987	(16,939)	(1.40)
Total expenses before taxes (China)	(1,492,187)	(1,471,261)	20,925	(1.40)
Net - India	(95,846)	(106,301)	(10,455)
Net - China	(284,260)	(280,274)	3,986

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)

Three months ended September 30, 2011	INR 46.80 per USD	INR 49.05 per USD
Year ended March 31, 2012	INR 47.715 per USD	INR 50.89 per USD
	RMB 6.29 per USD	RMB 6.30 per USD
Three months ended September 30, 2012	INR 51.91 per USD	INR 52.92 per USD
	RMB 6.29 per USD	RMB 6.29 per USD

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are processes and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of September 30,  2012, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

On January 19, 2011, the SEC notified the Company of a material weakness with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010 because it did not comply with Rule 2-02 under Regulation S-X for audited financial statements, as a result of a qualification in the auditor’s report with respect to the deconsolidation of Sricon.  Such report has been filed without such qualification in Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010.  After a review of the circumstances, the Chief Executive Officer and Principal Accounting Officer were unable to conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2009.  The Company’s disclosure controls and procedures failed to identify and address the issue noted by the SEC regarding the audit report.

Further, as previously reported in the Company’s Current Report on Form 8-K filed on June 15, 2011, the Board of Directors of the Company, based on the recommendation of the Audit Committee and in consultation with the independent accountants, concluded that the Company’s previously issued financial statements for the fiscal years ended March 31, 2010 and the fiscal quarter of December 2009 should be restated to correct certain identified errors.  Accordingly, the Company restated its previously issued financial statements for the fiscal years ended March 31, 2010 and the fiscal quarter of December 2009.

 Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  However, the Company has taken steps to rectify the material weaknesses with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010.  The Company’s management has heightened its diligence in addressing the Company’s disclosure controls and, throughout the period subsequent to the identification of such material weakness, management has added and is in the process of adding additional measures to improve and evaluate the effectiveness of its controls over financial reporting.  These measures include the completion of checklists by the Company and its independent auditors with respect to the accounting and reporting standards, engaging external experts of U.S. GAAP to assist in the preparation and review of financial statements, and getting a subscription to an online knowledge base to provide the latest updates on U.S. GAAP and other accounting and disclosure matters.  The Company also has provided U.S. GAAP and reporting training for our India-based accounting staff.  On December 31, 2011 we concluded the acquisition of Ironman. We are in the process of training our China-based accounting staff and implementing procedures and processes for controls of financial reporting.  Currently, we rely on manual steps for the consolidation of our financial statements because the financial systems used in India and China are different. We expect to address the systems aspects in the future as part of our continued effort to eliminate errors in our internal controls over financial reporting.  The Company has also engaged a global consultant with the requisite experience with SEC accounting requirements to assist in the Company’s disclosure and filings related to quarterly and annual reports.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no legal proceedings against the Company.

Item 1A.  Risk Factors

The following is a risk factor that is in addition to the risk factors previously disclosed on Form 10-K for the Financial Year Ended March 31, 2012.

Outstanding pre-acquisition staff advances.

Prior to IGC’s acquisition of Ironman, Ironman had granted advances to some its employees. There are no formal written agreements supporting these advances. The advances are still outstanding.  IGC’s approach to collect from the individuals is the following: 1) identify the individuals and the relationships, which we have done to a large degree, 2) consolidate, if possible, the amounts advanced into a smaller subset of individuals that can be held responsible for the collection, and 3) obtain documentation showing that the amounts were advanced and the individuals are responsible for repayment. While the Company is planning on collecting the Ironman staff advances, there is no guarantee that all the advances will be collected.

Item 2.    Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the quarter ended September 30, 2012.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive income (loss) for the three and six months ended September 30, 2012 and 2010, (iv) Consolidated Statements of Stockholders Equity (Deficit) for the six months ended September 30, 2012, (v) Consolidated Statements of Cash Flow for the six months ended September 30, 2012 and 2011, and (vi)  Notes to Condensed Consolidated Financial Statements for the six months ended September 30, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed as an exhibit hereto.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 14, 2012	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer