Form 10-Q
period 2012-12-31
India Globalization Capital, Inc.
filed 2013-02-13
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of December 15, 2012
Common Stock, $.0001 Par Value	60,061,737

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I – Financial Information

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
All amounts in USD except share data

	As of
	31-Dec-12	31-Mar-12
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,108,326	$562,948
Accounts receivable, net of allowances	588,602	1,641,868
Inventories	482,663	387,481
Advance taxes	41,452	41,452
Prepaid expenses and other current assets	2,385,798	2,586,514
Total current assets	$5,606,841	$5,220,263
Property, plant and equipment, net	8,026,307	8,491,796
Investments in affiliates	5,109,057	5,109,058
Intangible Assets and Goodwill	1,472,460	4,803,828
Investments-others	247,202	637,620
Other non-current assets	977,496	997,513
Total assets	$21,439,363	$25,260,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$4,557	$210,010
Trade payables	291,898	337,145
Accrued expenses	724,164	916,710
Notes payable	1,800,000	1,800,000
Dues to related parties	0	310,681
Deferred tax liabilities	135,980	135,980
Loans – others	414,437	222,389
Other current liabilities	494,841	563,105
Total current liabilities	$3,865,877	$4,496,020
Deferred Income taxes	713,897	713,897
Other non-current liabilities	1,199,284	4,233,978
Total liabilities	$5,779,058	$9,443,895
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 60,061,737 issued and outstanding as of Dec 31, 2012 and 60,061,737 issued and outstanding as of March 31, 2012	$6,007	$6,007
Additional paid-in capital	54,821,952	54,821,952
Accumulated other comprehensive income	(2,464,818)	(2,542,453)
Retained earnings (Deficit)	(37,804,966)	(37,444,832)
Total equity attributable to Parent	$14,558,175	$14,840,674
Non-controlling interest	$1,102,130	$975,509
Total stockholders' equity	15,660,305	15,816,183
Total liabilities and stockholders' equity	$21,439,363	$25,260,078

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
All amounts in USD except share data

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Revenues	$3,933,906	$986,799	$6,553,052	$2,959,167
Cost of revenues (excluding depreciation)	(3,189,950)	(1,024,817)	(5,235,751)	(2,902,650)
Selling, general and administrative expenses	(153,789)	(968,890)	(936,348)	(2,354,405)
Depreciation	(134,785)	(42,360)	(463,503)	(169,225)
Operating income (loss)	455,382	(1,049,268)	(82,550)	(2,467,113)
Interest expense	(2,651)	(174,353)	(28,950)	(624,086)
Interest income	2051	59,629	2,888	186,061
Impairment loss	-	-	-	-
Equity in (gain)/loss of joint venture	-	(33,588)	-	28,463
Other income, net	43,641	(716,364)	(120,595)	(706,440)
Income before income taxes and minority interest attributable to non-controlling interest	$498,423	$(1,913,944)	$(229,207)	$(3,583,115)
Income taxes benefit/ (expense)	(453)	-	21,522	-
Net income/(loss)	$497,970	$(1,913,944)	$(207,685)	$(3,583,115)
Non-controlling interests in earnings of subsidiaries	(187,078)	12,569	(152,449)	23,284
Net income / (loss) attributable to common stockholders	$310,892	$(1,901,375)	$(360,134)	$(3,559,831)
Earnings/(loss) per share attributable to common stockholders:
Basic	$0.01	$(0.09)	$(0.01)	$(0.17)
Diluted	$0.01	$(0.09)	$(0.01)	$(0.17)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	60,061,737	21,301,092	60,061,737	20,880,604
Diluted	60,061,737	21,301,092	60,061,737	20,880,604

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended December 31
	2012			2011
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$310,892	$187,078	$497,970	$(1,901,375)	$(12,569)	$(1,913,944)
Foreign currency translation adjustments	$2,434	$(17,369)	$(14,935)	$21,892	$(100,167)	$(78,275)
Comprehensive income (loss)	$313,326	$169,709	$483,035	$(1,879,483)	$(112,736)	$(1,992,219)

	Nine months ended December 31
	2012			2011
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(360,134)	$152,449	$(207,685)	$(3,559,831)	$(23,284)	$(3,583,115)
Foreign currency translation adjustments	$77,635	$(25,828)	$51,807	$(122,519)	$(99,123)	$(221,642)
Comprehensive income (loss)	$(282,499)	$126,621	$(155,878)	$(3,682,350)	$(122,407)	$(3,804,757)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2011 (audited)	14,890,181	$1,490	$38,860,319	$(29,692,907)	$(2,502,596)	$626,553	$7,292,859

Issue of equity shares	40,302,966	4,030	3,544,437				3,548,467
Reversal of recession rights	4,868,590	487	3,081,895				3,082,382
Stock option issue cost			9,335,301				9,335,301
Loss for the year				(7,751,925)			(7,751,925)
Net Income for non-controlling interest						(139,365)	(139,365)
Loss on Translation					(39,857)	(72,993)	(112,850)
NCI on acquisition of Ironman						561,314	561,314
Balance at March 31, 2012 (audited)	60,061,737	$6,007	$54,821,952	$(37,444,832)	$(2,542,453)	$975,509	$15,816,183

Loss on Translation					77,635	(25,828)	51,807
Net income for non-controlling interest						152,449	152,449
Net income / (loss)				(360,134)			(360,134)
Balance at Dec 31, 2012 (unaudited)	60,061,737	$6,007	$54,821,952	$(37,804,966)	$(2,464,818)	$1,102,130	$15,660,305

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December, 31
	2012		2011
Cash flows from operating activities:
Net income (loss)		$(207,685)		$(3,583,115)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense				235,267
Deferred taxes		-
Depreciation		463,503		169,225
Non-cash financial expense (including amortization of debt discount)				491,147
Share in profits of joint venture		-		(28,463)
Unrealized exchange losses/(gains)		313,200		818,876
Changes in:
Accounts receivable		856,461		748,522
Inventories		(102,548)		54,309
Prepaid expenses and other assets		140,333		(523,045)
Trade payables		46,106		(112,787)
Other current liabilities		5,849		12,909
Other non – current liabilities		8,269		(369,679)
Non-current assets		(50,036)		415,324
Accrued Expenses		(192,546)		472,892
Inter Company balance		(21,291)
Net cash provided by/(used) in operating activities		$1,259,615		$(1,198,618)
Cash flow from investing activities:
Proceeds from short term investment		359,338
Purchase of property and equipment				(2853)
Proceeds from sale of property and equipment		4,202
Deposit towards acquisitions, net of cash acquired				2,678,119
Restricted cash		9,456		1,554,272
Net cash provided by/(used) in investing activities		$372,996		$4,229,538

Cash flows from financing activities:
Net movement in other short-term borrowings		(197,399)		8,201
Proceeds from loans		192,049
Net cash provided by/(used) in financing activities		$(5,350)		$8,201
Effects of exchange rate changes on cash and cash equivalents		(81,883)		(177,433)
Net increase/(decrease) in cash and cash equivalents		1,545,378		2,861,688
Cash and cash equivalent at the beginning of the period		562,948		1,583,284
Cash and cash equivalent at the end of the period		$2,108,326		$4,444,972

Supplementary information:

Cash paid for interest	$	Nil	$	Nil
Cash paid for taxes	$	Nil	$	Nil

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  Description of the Company

We are India Globalization Capital, Inc. (the “Company” or “IGC”), a Maryland corporation, organized on April 29, 2005, as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition.  On March 8, 2006, we completed an initial public offering of our Common Stock.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Currently, IGC owns 77% of TBL and these shares are held by IGC-M. TBL is focused on the infrastructure industry.  On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MoS”) with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately 5 acres of land in Nagpur. The settlement is expected to close by the end of this financial year.

On February 19, 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (IGC-IMT) based in Chennai, India.  IGC-IMT was formed on December 16, 2008, as a privately held start-up company engaged in the business of mining and trading.  Its current activity is to operate shipping hubs and to trade iron ore.  On July 4, 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (IGC-MPL) based in Nagpur, India, which conducts IGC’s quarrying business, and 100% of IGC Logistics, Private Limited (IGC-LPL) based in Nagpur, India, which is involved in the transport and delivery of ore, cement, aggregate and other materials.  Together these companies carry out our mining and trading business in India.  Each of IGC-IMT, IGC-MPL and IGC-LPL were formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries.  The purchase price paid for each of IGC-IMT, IGC-MPL and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.

On December 30, 2011, IGC acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman") by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company ("HK Ironman").  Collectively, PRC Ironman and HK Ironman are referred to as "Ironman."

India Globalization Capital, Inc. (”IGC,” the “Company,” or “we”) and its subsidiaries are engaged in the mining and trading business and in the construction business.  We operate in India and China. The Company’s medium term plans are to expand the number of iron ore mining sites s it has in China from four sites to seven and continue to build its iron ore assets.  The business offerings of the Company include the purchasing and sale of iron ore and other minerals (lead, zinc, and rare earth, among others) as well as construction.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India and China. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of Dec. 31, 2012	Percentage of holding as of March 31, 2012
IGC – Mauritius ("IGC-M")	IGC	Mauritius	100	100
IGC India Mining and Trading Private Limited ("IGC-IMT")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL")	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman")	HK Ironman	Peoples’ Republic of China	95	95
Techni Bharathi Limited (“TBL”)	IGC-M	India	77	77

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control. In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method. In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary. However, as of December 31, 2012, the Company does not have any interest in any VIE or equity method investment.

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended December 31, 2011	INR 48.77 per USD	INR 53.01 per USD
Year ended March 31, 2012	INR 47.72 per USD	INR 50.89 per USD
	RMB 6.29 per USD	RMB 6.30 per USD
Three months ended December 31, 2012	INR 52.88 per USD	INR 54.86 per USD
	RMB 6.29 per USD	RMB 6.29 per USD

f)  Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. In government contracting, the Company recognizes revenue when a government consultant verifies and certifies an invoice for payment.

The majority of the revenue recognized for the three months ended December 31, 2012 and 2011 was derived from the Company’s subsidiaries, which derive revenue from the following sources.

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

●
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

●
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

●
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

The Company did not recognize any bad debt expense for the three months ended December 31, 2012 and 2011.  Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

h) Inventories

Inventories primarily comprise finished goods, raw materials, work in progress, stock at customer site, stock in transit, components and accessories, stores and spares, scrap and residue.  Inventory is valued at the lower of cost (weighted average) or estimated net realizable value and includes the cost of materials, labor and manufacturing overhead.

The cost of various categories of inventories is determined on the following basis:

●	Raw material is valued at weighed average of landed cost (purchase price, freight inward and transit insurance charges).
●	Work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and production overheads.
●	Components and accessories, stores erection, materials, spares and loose tools are valued on a first-in-first-out basis.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of December 31, 2012 and 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

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

p)  Fair value of financial instruments

As of December 31, 2012 and March 31, 2012, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

PRC Ironman’s customers include local traders and steel mills near the port of Tianjin.  Four of Ironman’s customers accounted for 95% of its total revenue for the quarter ended December 31, 2012.

Six customers in India accounted for approximately 95% of gross accounts receivable as of December 31, 2012.  As of December 31, 2011, twelve clients accounted for approximately 95% of gross accounts receivable.

Routine non-renewal or termination of our relationships with our current customers is not expected to have a material adverse effect on the Company’s revenue, as the number of potential customers is high.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

Pre-paid & Other Current Assets
	Period Ended Dec 31, 2012	Year Ended March 31, 2012
Prepaid / Preliminary Expenses	$25,771	$82,120
Advance to suppliers & services	962,307	620,148
Security & other Advances	107,466	125,503
Advances to Employees	1,079,286	1,561,123
Prepaid / accrued interest	424	717
Deposit and other current assets	210,544	196,903
Total	$2,385,798	$2,586,514

In the above Table, Advances to Employees represents advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	Period Ended Dec 31, 2012	Year Ended March 31, 2012
Restricted cash	$2,734	$12,773
Deferred income taxes	-	(14,076)
Sr. Debtors - pending more than 1 year	520,365	557,758
Advance pending more than 1 year	454,397	441,058
Total	$977,496	$997,513

NOTE 4 – ACCOUNTS RECEIVABLES

The accounts receivable, net of allowances, amounted to $588,602 and $1,641,868, as of December 31, 2012 and March 31, 2012, respectively.  The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and the inherent credit risk.  Accounts receivable are not collateralized.

NOTE 5 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings. Short-term borrowings consist of the following:

	Period Ended Dec 31, 2012	Year Ended March 31, 2012

Secured	$4,557	$210,010
Total	$4,557	$210,010

The above debt is secured by hypothecation of materials, stock of spares, work in progress, receivables and property and equipment, in addition to a personal guarantee of three India-based directors, and collaterally secured by mortgage of the relevant subsidiary’s land and other fixed properties of directors and their relatives.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period Ended Dec 31, 2012	Year Ended March 31, 2012

Statutory payables	$12,256	$11,951
Employee related liabilities	96,878	112,709
Other liabilities	385,707	438,445
Total	$494,841	$563,105

Other non-current liabilities consist of the following:

	Period Ended Dec 31, 2012	Year Ended March 31, 2012

Creditors aged more than 1 year	$604,899	$643,495
Provision for Expenses	594,385	3,590,483
Total	$1,199,284	$4,233,978

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.   As part of the purchase price of Ironman, we had $3,000,000 in contingent payments based on Ironman achieving certain income targets.  These targets were not met and are not expected to be reasonably met by March 31. 2013.   Therefore the non-current liabilities were reduced by $3,000,000.  The reduction is reflected in the Provision of Expenses line for the Period Ended December 31, 2012.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	Period ended Dec 31, 2012	Year ended March 31, 2012
Intangible assets	$1,173,186	$3,838,090
Goodwill balance at the beginning of the period	299,274	410,454
Acquisition related goodwill		643,117
Elimination of acquisition indebtedness		-
Effect of foreign exchange translation		(87,833)
Total intangible assets and goodwill	$1,472,460	$4,803,828

As part of the purchase price of Ironman, we had $3,000,000 in contingent payments based on Ironman achieving certain income targets.  These targets were not met and are not expected to be reasonably met by March 31. 2013.   Therefore the non-current liabilities were reduced by $3,000,000.  The reduction is reflected in the Provision of Expenses line for the Period Ended December 31, 2012 (Note 6).  The treatment for the reduction in liability was to reduce the intangible assets and goodwill for the Period Ended December 31, 2012.

NOTE 9 – NOTES PAYABLE AND LOANS - OTHERS

In March 2011, the Company finalized an agreement with Bricoleur Partners, L.P. (“Bricoleur”) to exchange the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) for a new promissory note with a later maturity date.  The Bricoleur Note was due on June 30, 2011 with no prior payments due and did not bear interest.  The Company issued additional 688,500 shares of its common stock to Bricoleur on February 25, 2011 in connection with the extension of the term regarding the Bricoleur note.   The Company negotiated a further restructuring of the Bricoleur note.  On October 9, 2012, Bricoleur exchanged the previously outstanding unsecured promissory note issued by IGC to Bricoleur in the principal amount of $1,800,000 (the “2011 Bricoleur Note”) for an unsecured promissory note in the principal amount of $1,800,000 (the “2012 Bricoleur Note”) and shares of the Company’s common pursuant to a Note and Share Purchase Agreement (the “2012 Bricoleur Purchase Agreement”) as reported on Form 8-K filed with the SEC on October 12, 2012.  The major summary terms of the 2012 Bricoleur Purchase Agreement are: 1) New Note for $1,800,000 plus 3,000,000 shares of common stock, 2) for every month the Note is unpaid beginning February 1, 2013 the Company will compensate Bricoleur 171,000 shares of common stock.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2013.  Our CEO has loaned the Company, on an unsecured basis, working capital of $122,389 at no interest.  The Company has two loans with a commercial bank the first is for $100,000 at an interest rate of 3.75% the second is for $150,000 at an interest rate of 3.25%.  Both loans are revolving interest only loans guaranteed by our CEO.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had agreed to pay Integrated Global Network, LLC (“IGN, LLC”), an affiliate of our Chief Executive Officer, Mr. Mukunda, an administrative fee of $4,000 per month for office space and general and administrative services.  For the three months ended December 31, 2012, a total of $12,000 was accrued as payable to IGN LLC.

Please also see Note 9 - NOTES PAYABLE AND LOANS - OTHERS.

NOTE 11 -COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended December 31, 2012.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Period Ended Dec 31, 2012	Year Ended March 31, 2012
Land	N/A	$11,226	$11,226
Building (Flat)	25	318,626	309,585
Plant and Machinery	20	9,201,720	9,371,150
Computer Equipment	3	217,855	219,110
Office Equipment	5	201,025	228,794
Furniture and Fixtures	5	87,800	88,804
Vehicles	5	491,969	474,622
Assets under construction	N/A	3,919,833	3,918,729
Total		$14,450,054	$14,622,020
Less: Accumulated Depreciation		$(6,423,747)	$(6,130,224)
Net Assets		$8,026,307	$8,491,796

Depreciation and amortization expense for the nine months ended December 31, 2012 and December 31, 2011 was $463,503 and $169,225, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of December 31, 2012, the Company granted 78,820 shares of common stock and a total of 2,783,450 stock options (1,413,000 granted in 2009 and 1,370,450 stock options granted during the three months ended June 30, 2011, the “2012 Options”) to its directors and employees.  All of the options vested fully on the date of the grant.  The exercise price of each of the options is $1.00 and $0.56 per share, respectively, and each of the options will expire on May 13, 2014 and June 27, 2016, respectively.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively. As of December 31, 2012, under the 2008 Omnibus Plan, 2,783,450 stock options and 78,820 shares of common stock have been awarded and an aggregate of 6,161,475 shares of Common Stock remain available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of December 31, 2012:

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

Further, as of December 31, 2012, the Company had issued 2,783,450 stock options to some of its directors and employees pursuant to a stock option plan all of which are outstanding as of December 31, 2012; issued 3,150,000 retention shares of IGC Common Stock for key management of IGC and PRC Ironman in order to retain the individuals with the Company for at least a year following the acquisition; issued 4,426,304 shares as a settlement against the Oliveira loan payable; and issued 25,000 shares of Common Stock to Atlanta Capital Partners valued at approximately $6,250 for investor relations related services rendered.  As of December 31, 2012, IGC has 60,061,737 shares of Common Stock issued and outstanding.

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

The Company’s effective tax rate was 0% for the quarter ending December 31, 2012. The Company has carry forward tax losses from which to offset any taxes.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.

The Company recorded an income tax expense of ($453) resulting from operational results of its foreign entities for the three-month period ending December 31, 2012.

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

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended December 31, 2012 and March 31, 2012 consist of the following:

	Period Ended Dec 31, 2012	Year Ended March 31, 2012

Investment in equity shares of an unlisted company	$54,685	$58,950
Investment in partnership	192,517	578,670
Total	$247,202	$637,620

NOTE 18 – OTHER INCOME

Other income for the three-month and nine-month periods ended December 31, 2012 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange gain/(loss) for the three-month and nine-month periods ended December 31, 2012 amounted to $(159,015) and (334,722) respectively.

NOTE 19 - IMPAIRMENT

For the year ended March 31, 2012, the Company conducted an impairment test on its 22% investment in Sricon.  Effective October 1, 2009, the Company diluted its investment in Sricon from 63% to 22%.  Post dilution, the Company continued to account for the investment in Sricon based on the equity method of accounting. However, the Company entered into a management dispute with Sricon after the Company was not able to obtain the financial statements of Sricon after March 31, 2010.  The Company conducted the impairment test based on the information available with it and the recoverable value of assets that it could ascertain.  Based on a revaluation of the assets including the real estate owned by Sricon, the Company determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon was required.  The carrying value of the investment in Sricon was accordingly $5.1 million as of March 31, 2012.  The carrying value as of March 31, 2012 approximated the recoverable assessed value as determined as on that date.  There have been no further indicators for impairment in the current quarter and accordingly, the Company has not conducted an impairment test for the three months ended December 31, 2012.

NOTE 20 – RECONCILIATION OF EPS

For the three months ended December 31, 2012 and 2011, the basic shares include: founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to employees, directors and vendors, and shares issued in connection to the acquisition of Ironman: (i) to HK Ironman shareholders (the “Exchange Shares”) and (ii) to Ironman and IGC employees (the “Compensation Shares”).  The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct, and employee options.  The historical weighted average per share for our shares through December 31, 2012, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of December 31, 2012 used for the computation of basic EPS is 60,061,737. The diluted EPS is equal to the basic EPS.

NOTE 21 – ACCOUNTS RECEIVABLES

Accounts receivable for the quarter ended December 31, 2012 amount to $588,602. The accounts receivable net of reserves id primarily from iron ore traders associated with our iron ore business. Three customers accounted for 90% of the accounts receivable with an aging of less than 60 days.

NOTE 22 – SUBSEQUENT EVENTS

 Pursuant to the Note and Share Purchase Agreement with Bricoleur Capital (“Bricoleur”) mentioned before (see NOTES PAYABLE AND LOANS - OTHERS), the Company issued 3,000,000 shares to Bricoleur on January 25, 2013.

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-Mauritius. This incorporation is part of our internal re-alignment and tax planning.

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

Company Overview

We operate through our subsidiaries in India and China. We supply construction materials such as iron ore and rock aggregate to the construction industry.  We build interstate highways, rural roads, and execute civil works.  We own and operate rock aggregate quarries.  We have customers in India and China, including, various Indian government organizations and steel mills in China and are exploring other regional opportunities. We also actively continue to pursue joint venture partnerships with mine owners for acquisition of mines and mining rights in India and China and have applied for licenses to mine iron ore in India..  Our approach is to offer integrated solutions to our customers such as construction services combined with the sale and transportation of materials. However, since fiscal year ended March 31, 2012, we have focused more on building mining assets like iron ore mines and less on construction.  We expect this to continue into the next fiscal year.
We are focused on building out mining assets including iron ore, rock aggregate, setting up customer relations, and export hubs for the export of materials to China.

Subsidiaries Overview

 HK Ironman is a Hong Kong-based company incorporated on December 20, 2010 to acquire PRC Ironman.  PRC Ironman was incorporated as Linxi Hefei Economic & Trade Co., Ltd. in China on January 8, 2008.  PRC Ironman is a Sino-foreign equity joint venture (“EJV”) established by both foreign and Chinese investors (i.e., Sino means “China” herein).  HK Ironman owns 95% of PRC Ironman.  PRC Ironman is engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, which is located 250 miles from Beijing, 185 miles from Tianjin Port and 125 miles from Jinzhou Port and well connected by roads, planes and railroad. PRC Ironman owns four mining properties and operates three beneficiation plants on three separate properties, all located in Linxi.  The four properties have an estimated $500 Million of iron reserves calculated at price of about $125per metric ton.

Incorporated on February 19, 2007, India Globalization Capital, Mauritius, Limited (IGC-M) is a Mauritius based company that manages and owns all the subsidiaries based in India: IGC Materials, Private Limited (“IGC-MPL”), IGC Logistics, Private Limited (“IGC-LPL”), IGC India Mining and Trading (“IGC-IMT”) and Techni Bharathi Limited (“TBL”).  The Indian subsidiaries including IGC-IMT are focused on the trading of materials like iron ore to customers in India and China. TBL was incorporated on June 19, 1982, in Cochin, India.   TBL is an engineering and construction company engaged in the execution of civil construction, structural engineering projects, and trading.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  As reported on Form 8-K on October 18, 2012, IGC, through its subsidiaries, entered into a Settlement Agreement and a Share Purchase Agreement pursuant to which TBL will become a fully-owned subsidiary of IGC.  This transaction is expected to close in this fiscal year.

Core Business Competencies

 Our thesis is that as the infrastructures of India and China are built out and modernized, the demand for basic raw materials like iron ore used in the production of steel is expected to increase.  We offer an integrated set of services to our customers based upon several core competencies. Our core business competencies are:

1.	A sophisticated, integrated approach to biding, modeling, costing, management, and monitoring of mining and construction projects.

2.	In-depth knowledge, history and ability to work in the iron ore sector in the autonomous region of Inner Mongolia and the southern and central states of India.

3.	Knowledge of low cost logistics for moving commodities across long distances in specific parts of India, the autonomous region of Inner Mongolia and parts of Mongolia.

5.	In-depth knowledge of the licensing process for mines in Inner Mongolia and southern and central India.

6.
Strong relationships with several important construction companies and mine operators in southern and central India, Mongolia, and strong relationships at the appropriate levels of government in the autonomous region of Inner Mongolia.

7.	Access to sand ore in the hills of Inner Mongolia.

Business Areas

1. Mining and Trading (“M&T”).

Our mining, trading and quarrying activity currently centers on a) sale of iron ore beneficiated at our plants in China, and b) sale of iron ore to customers in India and in China and sale of rock aggregate to customers in India.  India is the fourth largest producer of iron ore while China is the world’s largest steel producer.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014. A Reuters’ poll published on the week of September 10, 2012, reports that the market consensus is for growth in 2012 to come in at 7.7 percent, with the last three months of the year picking up from 7.4 to 7.6 percent. However, China’s government has also announced a one trillion yuan ($158 billion) infrastructure spending drive. This stimulus package is projected to rekindle China’s demand for steel.  According to the World Steel Association, China accounted for 648 million metric tons of steel production in 2010. As The Wall Street Journal reported, this production was almost half of total global output.  On August 6, 2012, The Wall Street Journal stated that China produced 683 million metric tons in 2011 and is expected to produce about 679 million metric tons in 2012.   China is also a net importer of iron ore from Australia, Brazil, India and other countries.  According to Reuters, September 11, 2012, “China produces about 1 billion tons a year of iron ore and buys 60 percent of the steelmaking raw material traded globally.”

Global prices for iron ore are set through negotiations between China Steel and the large suppliers Rio Tinto, BHP Billiton and Vale.  Once prices are set, the rest of the global markets follow that pricing.  Prices for iron ore have increased about seven fold from 2003 to a high of $180 per metric ton at the end of 2010.  However in fiscal 2012, iron ore prices dropped to between $95 and $125 per metric ton.

We believe that IGC is well positioned to provide some Chinese steel mills with the iron ore needed to meet their demand.  We have relationships and in some cases agreements with mine owners in Orissa and Karnataka, two of the largest ore mining belts in India.  In addition, we operate facilities at seaports on the west coast of India and to a lesser extent on the east coast of India.  The facilities consist of an office and a plot of land within the port to store iron ore.  We service a customer in China by buying ore from Indian mine owners, transporting it to seaports and then subcontracting stevedores to load the ships.  For about two year the Indian government, pending an inquiry into illegal mining and environmental concerns, had closed the Indian mines. However, on September 3, 2012, the Economic Times announced that the Supreme Court lifted the ban on eighteen iron ore mines in Karnataka. While this decision opens up to 5 million tons of production a year, Karnataka still has not allowed exporters to ship raw material overseas.  The Company is exploring other countries from which to obtain a supply of low-grade iron ore including the country of Mongolia.

In China we are engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plants, which converts low-grade ore to high-grade ore through a dry and wet separation process. This provides IGC with a platform in China to expand its business.  Our goal is to ship low-grade iron ore, when available from India, to China, convert the ore to higher-grade ore and sell it to customers in China. This allows us to maximize our capacity at the beneficiation plants.  Our customers include local traders and steel mills near the port of Tianjin and steel mills located there.  This area has excellent access roads consisting of multi-lane highways.  Our staff is experienced in delivering and managing the logistics of ore transport.

As Indian infrastructure modernizes, the demand for raw materials like rock aggregate, iron ore and similar resources is projected to increase.  For example, in 2009, according to the Freedonia Group, India was the third largest stone aggregate market in the world.  The report projected that Indian demand for crushed stone will increase to 770 million metric tons in 2013 and 1.08 billion metric tons in 2018.  In 2012, the Freedonia Group announced “the global market for construction aggregates (e.g., sand, crushed stone, gravel) is expected to increase 5.2 percent annually through 2015 to 48.3 billion metric tons.    Our share of the mining and trading market is significantly less than 1%.  However, we have an opportunity to consolidate and grow our market share in a specific geographic area, which is our focus.

2. Construction: highway and heavy construction.

According to the global market researcher eMpulse, the size of the construction industry in India is approximately $53 billion. The Indian government has developed a plan to build and modernize Indian infrastructure. The Wall Street Journal reported on March 23, 2010 that the government planned to double infrastructure spending from $500 billion to $1 trillion.  It will pay for the expansion and construction of rural roads, major highways, airports, seaports, freight corridors, railroads and townships.  According to BBC, India's government has pledged to move ahead with major infrastructure projects to give a boost to the country's slowing economy and revive the plans to build new highways, airports and ports, among other things during the ongoing fiscal year. Prime Minister Manmohan Singh stated last June 6, 2012, that some of the projects to start the economic boost include contracts to build 9,500 kilometers of roads; three new airports at Navi Mumbai, Goa and Kannur; the upgrade to international standard of at least "three or four" of five airports - Lucknow, Varanasi, Coimbatore, Trichy and Gaya; two new aviation hubs to make India a major transit point and two new ports in Andhra Pradesh and West Bengal. Minister Singh estimated 1 trillion dollars in the next five years to building the infrastructure planned and said that the government alone would be unable to invest the amount.”  Through our subsidiary, TBL, we have been engaged in highway and heavy construction.  We have, in the past, constructed highways, rural roads, tunnels, dams, airport runways and housing complexes, mostly in southern states.  We are pre-qualified by the National Highway Authority of India (NHAI) and other agencies for construction contracts.  Our share of the overall Indian construction market is very small.  However, the prequalification and prior track record provides a way to grow the Company in highway and heavy construction.  Currently, the focus is on the recovery of construction delay claims that we are pursuing against NHAI, the Airport Authority of Cochin and the Orissa State Works.  Our share of the overall market in India is significantly less than 1%. The board is evaluating the strategic value associated with the construction business.

Revenue contribution

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Business Area	Period ended December 31, 2012
TBL	Construction	13%
IGC-IMT	M&T	0%
IGC-MPL	M&T	0%
IGC-LPL	M&T	0%
PRC – Ironman	M&T	82%

IGC		5%
TOTAL		100%

Customers

In China our present and past customers include several steel mills, including local traders and steel mills near the port of Tianjin. In India our present and past customers include the various construction companies, the National Highway Authority of India, several state highway authorities, and the Indian railways.

Growth strategy and business model

Our growth strategy and business model are to:

1.  Leverage our expertise in the logistics and supply of iron ore by increasing the number of beneficiation plants, shipping hubs and iron ore reserves.

2.  Increase our supply chain to procure low-grade ore that can be beneficiated in our plants in China.

3.  Expand our iron ore assets by acquiring more beneficiation plants and mines.

Competition

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

We operate in an industry that is competitive.  However, the industry is fragmented in the area where we operate and we believe that the overall demand for suppliers and contractors will permit us to compete for projects and contracts that are appropriate for our size and capabilities.

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

Employees and Consultants

As of December 31, 2012, we employed a work force of approximately 38 employees and contract workers in the U.S., India, China, Hong Kong and Mauritius.  This represents a cut back in employees from previous quarters as we focus more on mining, trading and the supply of materials and less on the execution of construction contracts. Employees are typically skilled workers including executives, engineers, and accountants.  Lawyers, high-level accountants, investor relations personnel, regulatory filers are contract workers. In India and in China machine operators including truck are also contract workers.  We make diligent efforts to comply with all employment and labor regulations, including immigration laws in the many jurisdictions in which we operate.  In order to attract and retain skilled employees, we have implemented a performance based incentive program, offered career development programs, improved working conditions and provided United States work assignments, technology and U.S. GAAP training and other fringe benefits. We believe that our efforts make our company one of the employers of choice.

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

Operational Currency

Our operational currency in China is the renminbi (RMB) and in India is the rupee (INR).  Neither currency is currently freely convertible into USD.  Repatriating money from either India or China requires permission from government authorities and can often take many months. As reported in Bloomberg, on November 17, 2012 the Chinese Central Bank Governor Zhou Xiaochuan said that full convertibility of the Yuan will be the next step in an overhaul of the exchange–rate system.  On November 27, 2012 Bloomberg reported that the Yuan has gained 9.3 percent in nominal terms and 12.6 percent in real terms against the dollar since June 2010.  Generally, the RMB is the best performer of the BRIC countries and has appreciated 24% to the dollar in the past decade.  If a similar appreciation occurs, it will increase the purchasing power of Chinese steel mills buying iron ore, which is traded in U.S. dollars.  Chinese firms could buy more ore, even at a higher price, and IGC would benefit from an appreciation of the RMB. On April 15, 2012, as reported in the Financial Times of India, the Governor of the Reserve Bank of India said that India would “gradually” move towards capital account convertibility only after preconditions like fiscal consolidation are met.

Information and timely reporting

Our operations are located in India and China where the respective accepted accounting standards are the Indian and Chinese GAAP, respectively.  In many cases, the Indian and Chinese GAAPs are not congruent with U.S. GAAP.  Indian and Chinese accounting standards are evolving toward IFRS (International Financial Reporting Standards).  We engage an independent public accounting firm registered with the U.S. PCAOB to conduct an annual audit of our financial statements.  The process of producing financial statements is at times cumbersome and places significant demands upon our existing staff.  We believe we are still some time away from having processes and adequately trained personnel in China to meet the reporting timetables set out by U.S. reporting requirements.  Until then we expect, on occasion, to file extensions to meet U.S. reporting timetables.  We require extra time in order to consolidate financial statements between the three countries.  While we endeavor to meet reporting timetables, it is possible that we may fail to meet these timetables.  Failure to file our reports in a timely fashion can result in severe consequences including the potential delisting of our securities.  In addition, our access to capital may become more difficult or limited if we fail to meet reporting deadlines.  We will make our annual reports, quarterly reports, proxy statements and up-to-date investor presentations available on our website, www.indiaglobalcap.com, as soon as they are available.  Our SEC filings are also available, free of charge, at www.sec.gov.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue - Total revenue was $3,933,906 for the three months ended December 31, 2012 as compared to $986,799 for the three months ended December 31, 2011.  The increase in revenue comes from increased trading activity as we gear up for production from our mines. The revenue also has a component, $802,746, which comes from the closing out of a construction contract that our Indian subsidiary TBL was engaged in. We project revenue and margins to rise as iron ore prices trend up from increased infrastructure activity in China, India, U.S.A. and other parts of the world. It is our expectation that after the Chinese New Year and winter, we will begin purchasing low-grade iron ore and transporting it to our plants for further beneficiation, or for sale to our customers. We have four mines in Inner Mongolia and three beneficiation plants with over $500 million of reserves measured at $125 per ton.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended December 31, 2012 was $3,189,950 as compared to $1,024,817 for the three months ended December 31, 2011. The cost of revenue reflects our expenses associated with buying raw material from local miners and traders.  The increase in cost of revenue is mostly from the increased revenue.  Our expectation is that as our mines become operational the cost of revenue will decrease as a percentage of revenue.

Selling, General and Administrative - Selling, general and administrative expenses were $153,789 for the three months ended December 31, 2012 as compared to $968,890 for the three months ended December 31, 2011. The Company, as previously disclosed, has expended considerable resources aligning G&A to the mining and trading business. The substantial decrease in G&A reflects a reduction in overheads associated with unprofitable construction businesses.

Depreciation – The depreciation expense was $134,785 in the three months ended December 31, 12 as compared to $42,360 in the three months ended December 31, 2011. The increase in depreciation reflects the depreciation associated with the three-beneficiation plants in Inner Mongolia, which were acquired at the end of December 2011.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended December 31, 2012 were $2,651 as compared to $174,353 for the three months ended December 31, 2011. The decrease reflects our efforts to settle liabilities and high interest debt.

Other income – The primary component of other income is foreign exchange gain/(loss) arising from the conversion of Indian Rupees and the Chinese RMB into USD.  In the current quarter the Company reported other income of $43,641.

Consolidated Net Income (loss) – In the three months ended December 31, 2012, the Company reported a GAAP net income of $310,892 and a GAAP EPS of $0.01 compared to a consolidated net loss of ($1,901,375) and a GAAP EPS loss of ($0.09) for the three months ended December 31, 2011. The significant shift in earnings is attributed to four factors, a) a drastic cut in SG&A as we align our resources for mining and trading and shed unprofitable construction activity, b) redeployment of our construction equipment for mining, c) a significant decrease in high interest loans and liability, d) an increase in iron ore trading revenue and revenue attributed to the closure of a construction contract. The expectation is that as we beneficiate iron ore, converting low grade iron ore to high grade iron ore, and iron prices trend higher the arbitrage between low and high grade iron ore will increase driving our margins and earnings higher. As we have spent considerable energy aligning our resources and integrating the mining business, we project based on the current trend in iron ore pricing, the next fiscal year to be profitable.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

Revenue - Total revenue was $6,553,052 for the nine months ended December 31, 2012, as compared to $2,959,167 for the nine months ended December 31, 2011.  The increase in revenue is mostly from the increased trading activity in iron ore and other materials.

Cost of Revenue (excluding depreciation) – Cost of revenue for the nine months ended December 31, 2012 was $5,235,751 as compared to $2,902,650 for the nine months ended December 31, 2011.  For the nine months we have been supplying iron ore by mostly buying beneficiated ore at a higher cost. Our expectation is that as our mines become operational and we supply beneficiated ore from our mines the cost of revenue as a percentage of revenue will decrease.

Selling, General and Administrative - Selling, general and administrative expenses were $936,648 for the nine months ended December 31, 2012 as compared to $2,354,405 for the nine months ended December 31, 2011.  The substantial decrease in SG&A expenses reflects a reduction of overhead associated with unprofitable construction businesses and a realignment of resources to the mining and trading activity.

Depreciation – The depreciation expense was $463,503 in the nine months ended December 31, 2012 as compared to $169,225 in the nine months ended December 31, 2011.

Interest and other financial expenses – The interest expense and other financial expenses for the nine months ended December 31, 2012 were $28,950 as compared to $624,086 for the nine months ended December 31, 2011.

Other income – Other income primarily consists of foreign exchange gain/loss arising from the restatement of the inter-company receivables denominated in Indian rupees and Chinese RMB in relation to payables to the U.S. entity.  For the nine months ended December 31, 2012, the Company reported other income loss of ($120,595) as compared to a loss of ($706,440) for the nine months ended December 31, 2011.

Consolidated Net Income (loss) – In the nine months ended December 31, 2012, the Company reported a GAAP net loss of ($360,134) and a GAAP EPS loss of ($0.01) compared to a consolidated net loss of ($3,559,831) and a GAAP EPS loss of ($0.17) for the nine months ended December 31, 2011. The significant shift in earnings is attributed to four factors, a) a drastic cut in SG&A as we align our resources for mining and trading and shed unprofitable construction activity, b) redeployment of our construction equipment for mining, c) a significant decrease in high interest loans and liability, d) an increase in iron ore trading revenue and revenue attributed to the closure of a construction contract. The expectation is that as we beneficiate iron ore, converting low grade iron ore to high grade iron ore, and iron prices trend higher the arbitrage between low and high grade iron ore will increase driving our margins and earnings higher. As we have spent considerable energy aligning our resources and integrating the mining business, we project based on the current trend in iron ore pricing, the next fiscal year to be profitable.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the nine-month periods ended December 31, 2012 and 2011.

During the nine months ended December 31, 2012, cash provided by operating activities was $1,259,615 compared to ($1,198,618) used during the nine months ended December 31, 2011.

During the nine months ended December 31, 2012, investing activities from continuing operations provided $372,996 of cash as compared to $4,229,538 provided during the same period in 2011.

At the end of December 31, 2012, our cash and cash equivalents along with restricted cash was $2,111,060.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are processes and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of December 31,  2012, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

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

Further, as previously reported in the Company’s Current Report on Form 8-K filed on June 15, 2011, the Board of Directors of the Company, based on the recommendation of the Audit Committee and in consultation with the independent accountants, concluded that the Company’s previously issued financial statements for the fiscal years ended March 31, 2010 and the fiscal quarter of December 2009 should be restated to correct certain identified errors.  Accordingly, the Company restated its previously issued financial statements for the fiscal years ended March 31, 2010 and the fiscal quarter of December 31, 2009.

 Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  However, the Company has taken steps to rectify the material weaknesses with the financial statements filed with the Company’s initial Form 10-K for the fiscal year ended March 31, 2010.  The Company’s management has heightened its diligence in addressing the Company’s disclosure controls and, throughout the period subsequent to the identification of such material weakness, management has added and is in the process of adding additional measures to improve and evaluate the effectiveness of its controls over financial reporting.  These measures include the completion of checklists by the Company and its independent auditors with respect to the accounting and reporting standards, engaging external experts of U.S. GAAP to assist in the preparation and review of financial statements, and getting a subscription to an online knowledge base to provide the latest updates on U.S. GAAP and other accounting and disclosure matters.  The Company also has provided U.S. GAAP and reporting training for our India-based accounting staff.  On December 31, 2011, we concluded the acquisition of Ironman. We are in the process of training our China-based accounting staff and implementing procedures and processes for controls of financial reporting.  Currently, we rely on manual steps for the consolidation of our financial statements because the financial systems used in India and China are different. We expect to address the systems aspects in the future as part of our continued effort to eliminate errors in our internal controls over financial reporting.  The Company has also engaged a global consultant with the requisite experience with SEC accounting requirements to assist in the Company’s disclosure and filings related to quarterly and annual reports.  The Company is also actively seeking to add to its advisors or Audit Committee an expert in accounting and SEC reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no legal proceedings against the Company.

Item 1A.  Risk Factors

There are no additions to the risk factors previously disclosed on Form 10-K for the Financial Year Ended March 31, 2012 and Form 10-Q for the quarter ended September 30, 2012.

Item 2.    Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the quarter ended December 31, 2012.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 13, 2013	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 13, 2013	By:	/s/ John B. Selvaraj
John B. Selvaraj
Treasurer, Principal Financial and Accounting Officer