Form 10-K
period 2013-03-31
India Globalization Capital, Inc.
filed 2013-07-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2013

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 1-32830

INDIA GLOBALIZATION CAPITAL, INC.
(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

4336 Montgomery Ave. Bethesda, Maryland 20814
(Address of principal executive offices)

(301) 983-0998
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Common Stock	NYSE MKT
Common Stock Purchase Warrants	NYSE MKT

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes      ☑No

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
☐ Yes      ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,304,952.

As of June 25, 2013 there were approximately 6,980,098 shares of common stock issued and outstanding. This amount and disclosures regarding share figures reflect the 10-to-1 reverse split effected on April 19, 2013.

PART I
Item 1. Business

Background of India Globalization Capital, Inc. (IGC)

Hereafter referred to as “the Company” or “IGC,” we are a Maryland corporation, organized on April 29, 2005, as a blank check company formed for the purpose of acquiring businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition, or other type of business combination or acquisition. We completed an initial public offering of our Common Stock on March 8, 2006.

On February 19, 2007, IGC incorporated India Globalization Capital, Mauritius, Limited (IGC-M). IGC-M was incorporated under the laws of Mauritius and became a wholly owned subsidiary of IGC.

On Mary 7, 2008, we consummated the acquisition of interests in two companies in India: Sricon Infrastructure Private Limited (Sricon) and Techni Bharathi Limited (TBL). TBL is focused on the infrastructure industry.

On February 19, 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (IGC-IMT) based in Chennai, India. IGC IMT was formed on December 16, 2008, as a privately held company engaged in mining and trading. It currently operates iron ore shipping hubs and trades iron ore.

On July 4, 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (IGC-MPL) based in Nagpur, India and 100% of IGC Logistics, Private Limited (IGC-LPL) also based in Nagpur, India. IGC-MPL conducts IGC’s quarrying business, and IGC-LPL is involved in the transport and delivery of ore, cement, aggregate, and other materials.

Together, IGC-IMT, IGC-MPL, and IGC-LPL carry out our mining and trading business in India. Each was formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries. The purchase price paid for each of IGC-IMT, IGC-MPL, and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.

Linxi Hefei Economic and Trade Co incorporated on January 8, 2008, is a Sino-foreign Equity Joint Venture (EJV) engaged in processing and extracting iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the eastern part of the autonomous region of Inner Mongolia. PRC Ironman owns four mining properties and operates three beneficiation plants on three separate Linxi properties. The four properties have an estimated $500 million of iron ore reserves calculated at a price of about $125 per metric ton.

On December 30, 2011, IGC acquired 100% of the equity of H&F Ironman Limited (HK Ironman), a Hong Kong company. Acquiring HK Ironman allowed IGC to then acquire a 95% equity interest in Linxi HeFei Economic and Trade Co., AKA Linxi H&F Economic and Trade Co. (PRC Ironman), a People’s Republic of China-based company (referred to herein as “PRC Ironman”). HK Ironman and PRC Ironman are collectively referred to as Ironman.

On June 21, 2012, IGC entered into a Memorandum of Settlement with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately five acres of land in Nagpur. The settlement is expected to close in this financial year.

As of March 31, 2013, IGC owns 100% of TBL after completing the acquisition of the remaining 23.13% of the TBL shares that were still owed by the founders of TBL.

Company Overview

We operate as a materials and infrastructure company in India and China. In India we engage in supplying and trading iron ore and in leasing construction equipment, and to a lesser extent constructing roads, highways and supply rock aggregate. In China we own and operate iron ore beneficiation plants and iron ore mines, and supply iron ore to steel mills, specifically in Inner Mongolia. We operate a shipping hub, at the border of China and Mongolia.

Our plan is to build a large portfolio of iron ore assets by consolidating, through acquisitions, the fragmented iron ore sector in mineral rich Inner Mongolia and neighboring parts of Mongolia. This plan includes acquiring interests, for a combination of stock and cash, both operating mines and mines that are past the exploration stage and in the final stages of obtaining a mining license. We believe that we have a unique and exciting opportunity and strategic positioning to build a sizable asset base and create sustainable value for our shareholders.

Industry Overview

In India, illegal mining damaged the environment and lead to unfair competition. In 2011, India’s government halted mining in Karnataka in southern India and Goa in western India (the state of Goa was the leading iron ore producer in India). According to CNBC and the Wall Street Journal, the Supreme Court is expected to allow 100 mines in Karnataka and up to 60 mines in Goa to resume operations under new, more stringent standards. The worst violators, though, were stripped of their mining licenses. The exact timetable for the commencement of mining, while not certain is expected to be around October 2013. IGC has iron ore exporting infrastructure in India and will be ready to resume its business there when operations are allowed to recommence.

China’s industrial revolution promises strong demand of infrastructure materials, like steel and its raw material iron ore, for decades to come.  China's need for imported iron ore will continue to rise due to the decreasing quality of the country's own iron-ore reserves. Its domestic iron ore mining industry is also inadequate to support the growing needs of its steel industry. According to the London-based International Steel Statistic Bureau, China produced 46.3% of the world’s steel supply in 2012, making it the world’s largest steel industry. And Chinese steel production for the first three months of 2013 totaled 191.75 tones, up 10.1% from last year.

According to Reuters, China imported roughly 60% of the world’s iron ore supplies in 2011 (642 million tones). In 2012, its imports grew to 743.6 million tones. Part of the reason the Chinese steel industry requires so much iron ore is because of the prevalence of blast furnaces over electric arc furnaces. Blast furnaces blow oxygen through molten pig iron, which is formed out of iron ore, whereas electric arc furnaces recycle scrap steel and melt it down rather than use iron ore. According to the World Steel Association 2012 Steel Statistical Yearbook, 89.6% of steelmaking in China was done in blast furnaces in 2011 (in the U.S., by comparison, just 39.6% of steelmaking was done in blast furnaces that year).

China’s exports of steel are crucial to the global economy. According to the International Steel Statistics Bureau, it exported more steel than any other country in 2011, and the 37.6 million metric tones it exported Q1-Q3 in 2012 represent an 11% increase over the 33.8 million metric tones it exported Q1-Q3 in 2011. Its steelmaking is also important to its own economy: according to the 2013 CIA World Factbook, the steel making industry comprised 45.3% of China’s 2012 GDP (China’s GDP itself was $8.38 trillion in 2012, making it the third largest in the world behind the U.S. and the E.U.).

China faces economic challenges such as low domestic demand, sustaining job growth, reducing corruption, fraud, and other economic crimes, and containing environmental damage and social strife. In 2011, China adopted its 12th Five-Year Plan, which specifically outlined the need to increase domestic consumption in order to be more independent on exports. However, China has made only marginal progress on this issue so far.

Projections for China’s economy must be viewed in a global and slightly longer-term perspective. According to A.T. Kearney’s Foreign Direct Investment Confidence Index, China has led the world in foreign direct investment since 2002 and in 2013 slipped to second place behind the U.S. Projections by the Boston Consulting Group (BCG) on May 25, 2010 have China’s current $5.9 trillion economy is tripling to $17.7 trillion (more than the size of the current U.S. economy) in 20 years. Especially important for predicting future iron ore consumption is a forecast by Global Construction Perspectives and Oxford Economics, which states that China will be the largest construction market by 2018, representing 19.1% of global construction output. Even if these projections are lowered, the demand for iron ore, a key ingredient of steel, will continue to be very strong and IGC believes that the current uncertainty in the global markets is an opportune time to increase its iron ore facilities, assets, and market share, and build stockholder value.

Mongolia’s iron ore industry is still emerging, and represents an unprecedented opportunity. For instance, the government recently amended the Foreign Investment Law, making it easier for private (as in not state-owned) enterprises to invest in Mongolia by exempting them from the scope of the law. According to Reuters, foreign state-owned enterprises now need Cabinet approval for an investment of any size and Parliamentary approval for an acquisition of more than 49% equity, but private companies do not need any level of approval for any level of ownership (so the Company is untouched by these restrictions).

The potential in Mongolia is recognized by others as well, for example Australian mining giant Rio Tinto is currently developing Oyu Tolgoi, which will become one of the largest mines in the world and a significant part of Mongolia’s GDP once it is operational.

Resource nationalism in Mongolia is a divisive and important topic in politics. President Elbegdorj’s administration has, at times, drawn a strict line with foreign mineral resource companies, but overall it has sought to attract foreign investment. It pushed through the reform of the Foreign Investment Law when the previous version, which required government approval for ownership even by private companies, led to lower levels of foreign investment. Elbegdorj was reelected on June 26, 2013. He will likely continue a friendly business climate. We are looking at acquisition opportunities in Mongolia, especially those that are on a major highway or railroad to the border town where we operate a shipping hub.

Core Business Competencies

Our thesis is that as the infrastructures of India and China are built out and modernized, the demand for basic raw materials like iron ore used in the production of steel is expected to increase. We offer an integrated set of services to our customers based upon several core competencies.

1.	A sophisticated and integrated approach to bidding, modeling, costing, management, and monitoring of mining and construction projects.
2.	Knowledge, history, and ability to work in the iron ore sector in India, Inner Mongolia, and Mongolia.
3.	Knowledge of low-cost logistics for moving commodities across long distances in specific parts of India, Inner Mongolia, and Mongolia.
4.	Knowledge of the licensing process for mines in India and Inner Mongolia and a growing understanding of licensing process in Mongolia.
5.
Strong relationships with several important construction companies and mine operators in southern and central India and Inner Mongolia, Mongolia, and strong relationships at the appropriate levels of government in India and Inner Mongolia.

6.	Access to the sand ore in the hills of Inner Mongolia and ore in the hills of northern Mongolia.

Business Areas

1. Mining and Trading (“M&T”).

Our mining, trading and quarrying activity currently centers on a) sale of iron ore beneficiated at our plants in China, and b) sale of iron ore to customers in India and in China.  India is the fourth largest producer of iron ore while China is the world’s largest steel producer.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014. A Reuters’ poll published on the week of September 10, 2012, reports that the market consensus is for growth in 2012 to come in at 7.7 percent, with the last three months of the year picking up from 7.4 to 7.6 percent. However, China’s government has also announced a one trillion yuan ($158 billion) infrastructure spending drive. This stimulus package is projected to rekindle China’s demand for steel.  According to the World Steel Association, China accounted for 648 million metric tons of steel production in 2010. As The Wall Street Journal reported, this production was almost half of total global output.  On August 6, 2012, The Wall Street Journal stated that China produced 683 million metric tons in 2011 and was expected to produce about 679 million metric tons in 2012.  China is also a net importer of iron ore from Australia, Brazil, India and other countries.  According to Reuters, September 11, 2012, “China produces about 1 billion tons a year of iron ore and buys 60 percent of the steelmaking raw material traded globally.”

Global prices for iron ore are set through negotiations between China Steel and the large suppliers Rio Tinto, BHP Billiton and Vale.  Once prices are set, the rest of the global markets follow that pricing.  Prices for iron ore have increased about seven fold from 2003 to a high of $180 per metric ton at the end of 2010.  However in fiscal 2013, iron ore prices dropped to between $95 and $125 per metric ton.

IGC is positioning itself to consolidate the fragmented iron ore sector in Inner Mongolia. We have relationships and in some cases agreements with mine owners in Inner Mongolia as well as Mongolia and India specifically the iron belt in Orissa and Karnataka.  In addition, we have experience operating facilities at seaports on the east and west coasts of India as well as a shipping port at the border of Mongolia and China.

In China we are engaged in the processing and extraction of iron ore from sand and dirt at our beneficiation plants. These plants convert low-grade ore to high-grade ore through a dry and wet separation process. This provides IGC with a platform in China to expand its business.  Our goal is to ship low-grade iron ore, when available from India, to China, convert the ore to higher-grade ore and sell it to customers in China. This allows us to maximize our capacity at the beneficiation plants.  Our customers include local traders and steel mills near the port of Tianjin and steel mills located there.  This area has excellent access roads consisting of multi-lane highways. Our staff is experienced in delivering and managing the logistics of ore transport.  We are also building a similar expertise in parts of Mongolia, which border Inner Mongolia. Our share of the mining and trading market is significantly less than 1%.  However, we have an opportunity to consolidate and grow our market share in a specific geographic area, and that is our focus.

 2.        Construction: highway and heavy construction.  According to the global market researcher eMpulse, the size of the construction industry in India is approximately $53 billion. The Indian government has developed a plan to build and modernize Indian infrastructure. Through our subsidiary, TBL, we have been engaged in highway and heavy construction.  We have, in the past, constructed highways, rural roads, tunnels, dams, airport runways and housing complexes, mostly in southern states.  We are pre-qualified by the National Highway Authority of India (NHAI) and other agencies for construction contracts.  Our share of the overall Indian construction market is very small.  However, the prequalification and prior track record provides a way to grow the Company in highway and heavy construction.  Currently, our focus is on the recovery of construction delay claims that we are pursuing against the Airport Authority of Cochin and the Orissa State Works.  Our share of the overall market in India is significantly less than 1%. The board continues to evaluate the strategic value associated with the construction business. In the meantime, our focus is to supply the construction industry in the state of Kerala, India with iron ore and lease out the fleet of construction equipment that we have.

Revenue Contribution

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Business Area	Year Ended March 31, 2013
TBL	Construction	10%
IGC-IMT	Mining/Trading	0%
IGC-MPL	Mining/Trading	0%
IGC-LPL	Mining/Trading	0%
HK – Ironman	Mining/Trading	83%
IGC	Mining/Trading	7%
Total IGC		100%

Customers

In China, our present and past customers include several steel mills, including local traders and steel mills near the port of Tianjin. In India, our present and past customers include the National Highway Authority of India, several state highway authorities, the Indian railways, and private construction companies.

Growth Strategy and Business Model

1.	Leverage our expertise in the logistics and supply of iron ore by increasing the number of beneficiation plants, shipping hubs, and iron ore reserves.
2.	Increase our supply chain to procure low-grade ore that can be beneficiated in our plants in Inner Mongolia, China.
3.	Expand our iron ore assets by acquiring more mines and beneficiation plants.

Competition

Mining is a significantly competitive business. We compete with local companies in Inner Mongolia and may compete with them in northern Mongolia.

In Inner Mongolia, the competition in the immediate area consists of three other operators and is fairly limited mainly because demand for ore within China is high and the market can absorb almost any amount of ore that is produced. We compete on prices, quantity, and quality. While the iron ore industry is an established and relatively efficient market, we remain competitive because we have a geographic advantage in a region of Inner Mongolia, with around $500 million of reserves and beneficiations plants.

Employees and Consultants

As of March 31, 2013, we employed a work force of approximately 85 employees and contract workers in the U.S., India, China, and Hong Kong. The Company has a total of 25 full-time employees.

Environmental Regulations

India, China, and Mongolia have strict environmental, occupational, health, and safety regulations. In most instances, the contracting agency regulates and enforces all regulatory requirements. As part of the mandate in the area, Ironman has undertaken a conservation effort as well as an effort to create a sustainable environment. Ironman actively plants grass and shrubs in the hills after they are excavated and uses the water from the processing plant to irrigate the area. In addition, a certain portion of our revenue is set aside as a reserve fund for environmental development.

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

Risks Associated With Our Industry and Specifically the Iron Ore Business

We are subject to numerous risks and hazards associated with the mining industry.

Our mining operations are subject to a number of risks and hazards including:

▪	industrial accidents;

▪	unusual or unexpected geologic formations;

▪	explosive rock failures; and

▪	flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in a variety of issues that could affect our operations, such as damage to or destruction of mineral properties or production facilities, environmental damage, delays in our mining operations, personal injury or death, monetary losses and possible legal liability.  In order to mitigate these risks we are consulting with attorneys about the possibility of creating several subsidiaries and structurally isolating each mine so that liability can be limited.  No assurance can be given that we will be able to avoid any or all of the hazards discussed above and any such occurrence may substantially affect our business and financial operations.

Our operations are highly susceptible to hazardous weather conditions and seasonal weather conditions.

India, specifically the east and west coasts where our supply chains are located, northern Mongolia, and northeastern China where Ironman’s processing chain is located, potentially experience severe weather conditions.  Severe weather conditions could cause our supply chain and/or processing chain to temporarily curtail or stop operations materially affecting our quarterly results.  During periods of curtailed activity due to adverse weather conditions, our operations in both countries may continue to incur operating expenses, reducing profitability.  Certain weather conditions may affect mining operations.  The Ironman beneficiation plant is located in a region with a typical subtropical climate characterized mainly by high precipitation and high evaporation and humid conditions.  The rainy season occurs from May to August of each year, which may make the plant inaccessible or unusable during such rainy season due to flooding caused by insufficient drainage necessary to release the excess water that has accumulated.  During the last rainy season there was a particularly rainy season marked by much flooding in China and a halt in business operations for several months. In northern Mongolia, temperatures can dip to as low as -30 degrees Celsius in the winter, making certain operations difficult.  As such, mining operation may be interrupted due to inclement or hazardous weather conditions experienced during such rainy season.

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

The cost of logistics and shipping between India or Mongolia and China may reduce our income.

Our process involves moving ore from mine heads to crushers and then to the port for shipping.  We rely on third parties to provide a number of important services in connection with our business, and any disruption in these services could materially affect our business.  For example, we depend on trucking companies to move the ore.  A surge in demand for ore and, in general, other commodities, could increase the cost of domestic logistic affecting our profitability.  Additionally, we depend on shipping agencies to move ore from India to China and an increase in the price of shipping could adversely affect our profitability. We are considering using both trucks and trains to move iron ore from Mongolia to China, which would be subject to the same concerns.

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

 Strikes, civil unrest, and tensions between India, Mongolia, and China could have an impact on our business.

The supply chain for ore is heavily dependent on transportation.  A strike by truck drivers could adversely affect our business.  The processing plant in China is located in the province of Inner Mongolia and any civil unrest in that area, or other parts of China, could disrupt the logistics and processing chain adversely affecting our business.  India and China have had their share of disputes in the past 60 years.  India and China had ancient friendly ties going back to the silk route.  However, beginning in the 1950s the relationship became strained largely over Tibet and issues over borders.  In 1962, China attacked India along its border, coinciding with the Cuban missile crisis that preoccupied the super powers U.S., Russia and the UK.  The war ended with a complete withdrawal that coincided with the arrival of the U.S. air force.  However, while there can be no guarantee that hostilities may again reappear between the two countries, much has changed since the 1962 war.  Both India and China are now nuclear powers, underpinning the notion of Mutually Assured Destruction, and both are strategic partners with the U.S.  Both countries took part in the first ever BRIC (Brazil, Russia, India and China) Summit, in June 2011.  Both countries have had thirteen rounds of border talks and the recent one in August 2011, ended with both nations discussing raising their strategic partnership to a higher level.  In 2008-2009 India’s largest trading partner was China followed by the U.S. and the United Arab Emirates.  If hostilities between the two countries reappear, our business may be adversely affected. Indian and Mongolian relations appear to be stable. Mongolia may see India as an important ally given China’s military ascendency, instability in the Middle East, and its status as a leading democracy in its region, and the two have participated in joint military exercises together over the past few years. However, it is possible that India is displaying such eagerness to cooperate with Mongolia only to gain access to its mineral wealth. Regardless, relations between the two countries are currently on strong footing, unlike those between Mongolia and China. Centuries ago, Mongolia was part of the Chinese empire, but it now seeks to decrease its dependence on China. After Mongolia gained independence from the Soviet Union, its economy quickly became reliant on Chinese demand. China is Mongolia’s largest foreign investor, and nearly all of Mongolian exports go to China. However, this dependence has man in the Mongolian government worried, and so the government recently passed a law making Chinese investment in Mongolia more difficult. An influx of illegal Chinese laborers, who work for lower wages than Mongolians do, contributes to social tensions as well.

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

A large portion of our iron ore revenue is derived from five major customers.

Five of our iron ore customers accounted for 90%, respectively of its total revenue for the fiscal year ended December 31, 2013.   We expect this concentration to continue, as the buyers of iron ore tend to be large traders or steel mills.  Non-renewal or/and termination of such relationship may have a material adverse effect on its revenue.  No assurance can be given that following the Acquisition that it will be able to maintain such a relationship.  Additionally, no assurance can be given that our business will not remain largely dependent on a limited number of customers accounting for a substantial part of our revenue.

Our quarterly revenue, operating results and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

▪
  Fluctuations in revenue due to seasonality such as during the monsoon season, the heavy rains slow down road building and during the summer months, the winds are not strong enough to power the wind turbines, which results in uneven revenue and operating results over the year;

▪	Commencement, completion and shipment during any particular quarter;

▪	Weather and additions and departures of key personnel; and

▪	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

We face intense competition in the Iron ore business.

Large companies in Brazil, Australia, India, and other ore producing countries dominate the iron ore business.  Most of these companies are miners and export directly to the large steel mills around the world.  Our strategy of sourcing low-grade inexpensive ore from India or Mongolia and processing it in China allows us to supply steel producers at competitive prices, while maintaining margins.  We depend on our expertise in sourcing low cost low-grade ore and to process the ore.  If we are unable to offer competitive prices there could be a significant reduction in our revenue.

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

Our revenue and, therefore, our profitability, may be affected by metal price volatility.

The majority of our revenue is derived from the sale of high-grade ore.  Consequently, our revenue is directly related to the price of high-grade ore.  We do not conduct any hedging of the price of iron ore, which exposes us to increased price volatility.  Iron ore is one of the biggest dry bulk commodities traded and shipped.  According to the U.S. Geological Survey, Mineral Commodity Summaries, January 2012 report, the estimated world total mine production of iron ore was 2,800 million metric tons of usable ore worth $336 billion and the world total resources of iron ore content was 80,000  million metric tons of usable ore. The price (estimated from reported value of ore at mines) was $120 USD per metric ton. The growth of spot trading in this huge market presents an opportunity for banks, traders, producers and consumers to manage price risk and exposure.  Trading since 2008, the iron ore swap has emerged as the leading instrument for iron ore hedging and risk management.  Changes in the prices of high-grade ore and lead may adversely affect our operating results.  It is difficult to predict whether high-grade ore prices will rise or fall in the future and a decline in prices could have an adverse effect on our future results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814. TBL’s headquarters are located in Kochi, India and PRC Ironman’s headquarters are located in Linxi, Inner Mongolia, PRC. In addition, we have offices or representatives in Mauritius, Hong Kong, Nagpur, and Chennai, India.

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

       None.

Item 4.     [Reserved.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company consummated its initial public offering on March 8, 2006.  In the initial public offering, the Company offered units for purchase.  A unit in the Company is comprised of one share of common stock of the Company and two warrants to purchase one share of common stock with the exercise of each warrant.  On April 13, 2006, there was a voluntary separation of the Company’s units into shares of common stock and warrants to purchase common stock, which permitted separate trading of the common stock and warrants.  On February 5, 2013, the Company voluntarily delisted its units from the NYSE MKT. The common stock and warrants trade on the NYSE MKT under the symbols “IGC” and “IGC.WT,” respectively.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of our Common Stock, and warrants as reported on the NYSE MKT.  The quotations listed below reflect inter dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions. The price of the common stock reported in the table, have been adjusted to reflect the 10 for 1 reverse split effected on April 19, 2013. This is done for ease of comparison and the convenience of the reader. The exercise of a warrant allows the holder to purchase one tenth of a share of common stock. Therefore 10 warrants are needed to purchase one share of common stock.

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
March 31, 2011	$9.30	$3.00	$0.04	$0.00
June 30, 2011	$6.90	$3.00	$0.04	$0.02
September 30, 2011	$3.70	$1.70	$0.04	$0.01
December 31, 2011	$4.00	$1.60	$0.02	$0.01
March 31, 2012	$5.70	$2.30	$0.04	$0.01
June 30, 2012	$4.93	$2.12	$0.03	$0.02
September 30, 2012	$2.65	$1.70	$0.02	$0.01
December 31, 2012	$1.80	$1.32	$0.01	$0.00
March 31, 2013	$3.11	$1.23	$0.20	$0.00

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2013, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (2)	269,345	$7.80	0

(1)   Consists of our 2008 Omnibus Incentive Plan, as amended.  See Note 16—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)   Includes grants during fiscal years ended March 31, 2010, 2012 and 2013. There were no grants during fiscal year ended March 31, 2009 or 2011.
(3)   The number of options outstanding are 2,693,450 with an average exercise price of $0.78. Each option exercised at an average price of $0.78 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.78 for an aggregate price of $7.8 entitles the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 269,345.

Holders

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.  As of March 27, 2013, we had about 3,546 holders of record of our common stock, and about 2,053 holders of record of our warrants.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the fiscal year ended March 31, 2013 not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2013, the Company made no purchases of its equity securities.

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

Many factors, including those discussed more fully in documents filed with the Securities and Exchange Commission, which we refer to as the SEC, by IGC, particularly under the heading “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K, could cause results to differ materially from those stated.  While we believe it is important to communicate our expectations to our stockholders, there may be events in the future that we are not able to predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

▪ The growth in global and specifically Asian GDP and more specifically infrastructure and the overall demand for iron ore;
▪ Competition in the iron ore sector;
▪ Legislation by the governments of India, China and Mongolia;
▪ Labor, trucking, and other logistic issues;
▪ Unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;
▪ The loss of key management or scientific personnel;
▪ The activities of our competitors in the industry;
▪ The effect of volatility of currency exchange rates; and
▪ Enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

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

Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2013 and 2012 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2013 and 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

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

Effective January 1, 2012, Company adopted amendments from the FASB to Fair Value Accounting. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of "blockage factors" in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments also prescribe additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. The adoption of this guidance did not have a material impact on Company's consolidated financial position or results of operations.

In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013, which for us is the fiscal ending March 2014. The adoption of this guidance did not have a material impact on Company's consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, which is now part of ASC 220: “Presentation of Comprehensive Income".  The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items, which must be reported in other comprehensive income.  These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012.  Because this guidance impacts presentation only, it has no effect on our financial condition, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  This update defines fair value, clarifies a framework to measure fair value and requires specific disclosures of fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively.  The adoption of this guidance did not have a material impact on Company’s consolidated financial position or results of operations.

In April 2011, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance that addresses effective control in repurchase agreements and eliminated the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance did not have a material impact on Company's consolidated financial position or results of operations.

Results of Operations

Fiscal year ended March 31, 2013 compared to fiscal year ended March 31, 2012

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2013 and 2012:

	Year ended March 31,
	2013	2012	Change	Percent change
Revenues	$8,030,016	$4,199,551	$3,830,465	91.2
Cost of revenues	(6,496,891)	(4,817,980)	(1,678,911)	34.8
Selling, General and Administrative expenses	(3,041,632)	(4,702,492)	1,660,860	-35.3
Depreciation	(673,916)	(996,403)	322,487	-32.4
Impairment loss – goodwill	(301,141)
Impairment loss – investment		(1,194,257)
Operating income (loss)	$(2,483,564)	$(7,511,581)	$5,028,017	-66.9
Interest and other financial expenses	(419,436)	(984,021)	564,585	-57.4
Interest Income	30,397	267,192	(236,795)	-88.6
Other Income	240,064	481,485	(241,422)	-50.1
Income before income taxes and minority interest attributable to non-controlling interest	(2,632,539)	(7,746,925)	5,114,386	66.0
Tax benefit/(expense)	365,116	(172,828)	537,944
Income/Loss after income taxes	$(2,267,423)	$(7,919,753)	$5,652,330	70.9

Revenue - Total revenue was $ 8.03 million for the year ended March 31, 2013, as compared to $4.19 million for the year ended March 31, 2012, an increase of 91.2%.  The revenue reported for 2013 and 2012 is from trading of ore in India and China.  The Government of India has indicated that it will reopen the mines in fiscal 2013.  Our plants in China were intermittently open in fiscal 2013. We opened them on a test basis, while we await permission from the Government to reopen them under the new ownership of IGC and a new mining license. We expect the Government to allow us to reopen the mines on a continuous basis as soon as practical. Further, once shipping hub at the border of Mongolia and China becomes operational and or the mines in India open, we will be in a position to export low-grade ore from Mongolia and or India to China for further beneficiation at our plants in Inner Mongolia.

Cost of Revenue - Cost of revenue consists primarily of the cost of purchasing iron ore, transportation, local fees, handling and other logistics costs. Cost of revenue as a percentage of revenue decreased in fiscal 2013.

Selling, General and Administrative expenses – These consist primarily of employee-related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write-offs relating to doubtful and bad debts and advances. The major portion of SG&A is the overhead related to public company expenses and overheads in the U.S.  Selling, general and administrative expenses were $3.04 million for the year ended March 31, 2013 compared $4.70 million for the year ended March 31, 2012.  The SG&A for FYE 2013 included about $0.825 million of non-cash employee related expenses from the award of stock and stock options. The SG&A expenses decreased by 35.3% year over year. Overall in fiscal 2013, the Company took substantial steps to reduce and realign its overheads in India, China and the U.S.

Depreciation – The depreciation expense was $ 0.67 million in 2013 as compared to $0.99 million in 2012. The majority of the depreciation in FYE 2013 was from the equipment related to mining.

Impairment loss – goodwill – In FYE 2013 the Company impaired the goodwill related to the original purchase of TBL for ($0.30 million).

Impairment loss – investment – For the year ended March 31, 2013, the Company did not impair its investments

Operating income (loss) - Loss from operations reduced from ($7.5) million for the year ended March 31, 2012 to a loss of $ (2.48) million for the year ended March 31, 2013, which is a decrease of $5.02 million in losses. The decrease in losses is mainly from the substantial decrease in G&A and a decrease in cost of sales.

Interest and other financial expense– The interest expense for the year ended March 31, 2013 was $ 0.42 million as compared to $0.98 million for the year ended March 31, 2012.  The decrease in interest expense is primarily due to repayment of high interest notes.  While the Company has made significant progress in lowering its cost of capital, its cost of capital continues to be very expensive.  In fiscal 2013, we focused on reducing the cost of capital by eliminating loans that carry very high interest rates and introducing ones that carry significantly lower interest rates. We continue to have one loan at a very high interest rate that we are negotiating to either convert to equity, repay or refinance.

Interest income – The interest income for the year ended March 31, 2013 was $0.03million as compared to $0.27 million for the year ended March 31, 2012.  The income was derived mostly from cash that is held as deposits.

Other income – Other income predominantly consists of foreign exchange gain/(loss) arising from the restatement of the inter-company receivables, denominated in Indian rupees, and or Renminbi to U.S. dollars.

Income tax expense – We had an income tax credit of $(0.37) million for the year ended March 31, 2013 as compared to an expense of $0.17 million for the year ended March 31, 2012.  The tax credit is from our subsidiary in China and will be used in China and not in the U.S.

Net loss – The Company had a loss of about $2.27million for the year ended March 31, 2013 as compared to a loss of about $7.92 million for the year ended March 31, 2012.  We have worked very hard in fiscal 2013 to a) reduce overheads and overall SG&A, b) reduce our cost of capital by eliminating high interest loans, and c) realigning the business to focus on the iron ore business. We believe that our overall cash expenses related to overheads and interest have been reduced dramatically in preparation for the opening of mines in India and restarting the mines in China and future profitability.

Balance sheet explanations:

Intangible assets and Goodwill- The decrease in goodwill between fiscal 2012 and 2013 is attributed to the impairment of goodwill related to TBL and an adjustment of intangible assets and goodwill from the Ironman acquisition.

Liabilities- In Fiscal 2013 the Company eliminated a substantial portion of its current and non-current liability. Current liability was about $1.82 million in FYE 2013 and about in $4.49 million in FYE 2012. The reduction comes from reclassification of $1.8 million of Notes payable from current to non-current, the elimination of dues to related parties and the elimination of deferred taxes. The total liability was $4.27 in FYE 2013 as compared to $9.44 million in FYE 2012 a decrease of $5.16 million.  The company eliminated $4.0 million in liability to the shareholders of Ironman and about $0.849 in deferred tax liability associated with the acquisition of Ironman.

Non-controlling interest- The non-controlling interest is attributed to our 95% of Ironman and represents. In Fiscal 2013 we eliminated the non-controlling interest in TBL by purchasing 100% of TBL.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2013 and 2012.

Our future liquidity needs will depend on, among other factors, stability of iron ore prices, demand for iron ore, construction costs, interest rates, and a continued increase in infrastructure in India and China.  We believe that our current cash balances, anticipated operating cash flow in fiscal 2014, and cash from claims are adequate to sustain the Company, but not to fuel growth or future acquisitions.

On our balance sheet, in addition to the existing cash balances, we have about $1.06 million in receivables and claims. We have and continue to take measures to contain costs until we have visibility into increased liquidity and the opening of the mines in India and increased cash flow from our Chinese operations. We continue to explore other funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, convertible debentures and debt.  However, there can be no assurance that we will be able to access additional credit facilities.  Our strategy is to develop businesses that have a very short receivable cycle like the export of ore to China and to aggressively collect our outstanding receivables and claims.

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

The Company currently has a Notes payable of $1.8 Million. There is no cash interest payable on the loan. The loan is due on July 31, 2014.

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

Customer Risk

The Company’s customers are the steel mills and iron ore traders.  The loss of a significant client may have a short term adverse effect on the Company.

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of raw materials iron ore and fuel.  The prices and supply of raw materials and fuel depend on factors beyond the control of the Company, including general economic conditions, competition, production levels, transportation costs and import duties.  The Company typically builds contingencies into the contracts, including indexing key commodity prices into escalation clauses.  However, drastic changes in the global markets for raw materials and fuels could affect our vendors, which may create disruptions in delivery schedules that could affect our ability to execute contracts in a timely manner.  We are taking steps to mitigate some of this risk by attempting to control the supply and quality of raw materials by tying up supply from Mongolia and eventually India when the mines are reopened. We do not currently hedge commodity prices on capital markets, which may expose the Company to risks related to high prices.

Labor Risk

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

Interest Rate Risk

The mining industry is one in which leverage plays a large role.  A typical contract requires that we furnish an earnest money deposit, a performance guaranty and the ability to discount letters of credit.  Finally, as interest rates rise, our cost of capital increases thus impacting our margins.

Exchange Rate Sensitivity

Our Indian subsidiaries conduct all business in Indian rupees (INR) with the exception of foreign equipment that is purchased from the U.S. or Europe. Our Chinese subsidiary, PRC Ironman, conducts all business in renminbi (RMB). Prices for ore are set in USD and then converted to RMB. PRC Ironman has no currency risk. However, PRC Ironman is subject to price volatility. Exchange rates have an insignificant impact on our financial results. However, as we convert from Indian rupees and renminbi to U.S. dollars and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings. Essentially, a stronger U.S. dollars decreases our reported earnings and a weakening U.S. dollars increases our reported earnings. We do not have loans in foreign currencies.

In the analysis below, we compared the reported revenue and expense for Fiscal 2013 based on the average exchange rate used for Fiscal 2012 to highlight the impact of exchange rate changes on IGC’s revenue and expenses.

	Year ended March 31,
	2013 (current exchange rate)	2013 (previous year exchange rate)	Change	Percentage
Revenues	8,030,016	8,158,793	(128,777)	-1.60%
Total expenses before taxes	(7,699,371)	(7,610,474)	(88,896)	1.15%
	330,645	548,318	(217,673)

Foreign Currency Translation

IGC mainly operates in India and China and a substantial portion of the Company’s sales are denominated in INR and RMB. As a result, changes in the relative values of the U.S. dollar and INR or the RMB affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

The accompanying financial statements are reported in U.S. dollars. The INR and the RMB are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD
2009-10	INR 47.91 per USD	INR 44.95 per USD
2010-11	INR 44.75 per USD	INR 44.54 per USD
2011-12	INR 47.715/RMB 6.29 per USD	INR 50.89/RMB 6.30 per USD
2012-13	INR 54.357/RMB 6.28/HKD 7.77 per USD	INR 54.52/RMB 6.21/HKD 7.76 per USD

 Item 8.     Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year ended March 31, 2013. The financial statements of the Company as of March 31, 2012 were audited by other independent auditors. Those independent auditors expressed an unqualified opinion on the financial statements referred to in their report dated July 14, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2013, and the results of their operations and their cash flows for year ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

AJSH & Co,
Delhi, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 15, 2013

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	All amounts in USD except share data
	As of
	31-Mar-13	31-Mar-12
ASSETS
Current assets:
Cash and cash equivalents	$1,064,421	$562,948
Accounts receivable, net of allowances	1,066,650	1,641,868
Inventories	407,060	387,481
Dues from related parties	-	-
Advance taxes		41,452
Prepaid expenses and other current assets	1,730,514	2,586,514
Total current assets	$4,268,645	$5,220,263
Long-Term assets:
Intangible Assets & Goodwill	592,274	4,803,828
Property, plant and equipment, net	8,184,230	8,491,796
Investments in affiliates	5,109,057	5,109,058
Investments-others	83,489	637,620
Deferred acquisition costs	207,338	-
Deferred Income taxes	341,455	(14,076)
Restricted cash	-	12,773
Other non-current assets	466,105	998,816
Total long-term assets	$14,983,948	$20,039,815
Total assets	$19,252,593	$25,260,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$-	$210,010
Trade payables	600,702	337,145
Accrued expenses	466,960	916,710
Notes payable		1,800,000
Dues to related parties	-	310,681
Deferred tax liabilities	-	135,980
Loans - others	446,694	222,389
Other current liabilities	310,619	563,105
Total current liabilities	$1,824,975	$4,496,020
Long term liabilities:
Deferred Income taxes	-	713,897
Notes payable	1,800,000
Other non-current liabilities	653,388	4,233,978
Total long-term liabilities	2,453,388	$4,947,875
Total liabilities	$4,278,363	9,443,895
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 6,980,098 issued and outstanding at March 31, 2013 and 6,006,173 issued and outstanding at March 31, 2012	$6,981	$6,007
Additional paid-in capital	56,147,092	54,821,952
Accumulated other comprehensive income	(2,020,764)	(2,542,453)
Retained earnings (Deficit)	(39,697,179)	(37,444,832)
Total equity attributable to Parent	$14,436,130	$14,840,674
Non-controlling interest	$538,100	$975,509
Total stockholders' equity	14,974,230	15,816,183
Total liabilities and stockholders' equity	$19,252,593	$25,260,078

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	All amounts in USD except share data
	Year ended March 31,
	2013	2012
Revenues	$8,030,016	$4,199,551
Cost of revenues (excluding depreciation)	(6,496,891)	(4,817,980)
Selling, general and administrative expenses	(3,041,632)	(4,702,492)
Depreciation	(673,916)	(996,403)
Impairment loss - Goodwill	(301,141)	-
Impairment Loss - Investment	-	(1,194,257)
Operating income (loss)	(2,483,564)	(7,511,581)
Interest expense	(419,436)	(984,021)
Interest income	30,397	267,192
Other income, net	240,064	481,485
Income before income taxes and minority interest attributable to non-controlling interest	$(2,632,539)	$(7,746,925)
Income taxes benefit/ (expense)	365,116	(172,828)
Earnings in income from affiliates	-	28,463
Net income/(loss)	$(2,267,423)	$(7,891,290)
Non-controlling interests in earnings of subsidiaries	15,076	139,365
Net income / (loss) attributable to common stockholders	$(2,252,347)	$(7,751,925)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.32)	$(2.66)
Diluted	$(0.32)	$(2.66)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	6,966,798	2,908,936
Diluted	6,966,798	2,908,936

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Audited)

	Year ended March, 31
	2013			2012
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(2,252,347)	$(15,076)	$(2,267,423)	$(7,751,925)	$(139,365)	$(7,891,290)
Foreign currency translation adjustments	$521,689	$7,082	$528,771	$(39,857)	$(72,993)	$(112,850)
Comprehensive income (loss)	$(1,730,658)	$(7,994)	$(1,738,652)	$(7,791,782)	$(212,358)	$(8,004,140)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Audited)

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders Equity

Balance at March 31, 2011 (audited)	1,489,018	$1,490	$38,860,319	$(29,692,907)	$(2,502,596)	$626,553	7,292,859
Issue of equity shares	4,030,296	4,030	3,544,437	-	-	-	3,548,467
Reversal of recession rights	486,859	487	3,081,895	-	-	-	3,082,382
Stock option issue cost	-	-	9,335,301	-	-	-	9,335,301
Loss for the year	-	-	-	(7,751,925)	-	-	(7,751,925)
Net Income for non-controlling interest	-	-	-	-	-	(139,365)	(139,365)
Loss on Translation	-	-	-	-	(39,857)	(72,993)	(112,850)
NCI on acquisition of Ironman	-	-	-	-	-	561,314	561,314
Balance at March 31, 2012 (audited)	6,006,173	$6,007	$54,821,952	$(37,444,832)	$(2,542,453)	$975,509	$15,816,183

Loan exchange	334,200	334	500,966				501,300
Loss on Translation					245,354	7,082	252,436
ESOP/Others	639,725	640	824,174				824,814
Net income for non-controlling interest						15,076	15,076
Net income / (loss)				(2,252,347)			(2,252,347)
NCI of TBL on acquisition of minority					276,335	(459,567)	(183,232)
Balance at March 31, 2013 (audited)	6,980,098	$6,981	$56,147,092	$(39,697,179)	$(2,020,764)	$538,100	$14,974,230

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended March, 31
	2013		2012
Cash flows from operating activities:
Net income (loss)		$(2,267,423)		$(7,891,290)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense				(23,271)
Non-cash interest expense		114,654		491,147
Deferred taxes		(365,116)		172,828
Depreciation		673,916		996,403
Unrealized exchange losses/(gains)		368,408		694,532
Impairment of goodwill		301,141
Accrued unrealized share in profits of joint venture				(28,463)
ESOP and other Stock related Expense		824,814
Changes in:
Accounts receivable		468,306		587,118
Inventories		(26,704)		5,557
Prepaid expenses and other assets		860,428		458,657
Trade payables		285,461		(856,704)
Other current liabilities		(457,386)		17,840
Other non – current liabilities		(550,429)		(442,685)
Non-current assets		467,604		2,746,250
Accrued Expenses		(519,475)		(1,950,281)
Net cash used in operating activities		$178,199		$(5,022,362)

Cash flow from investing activities:
Proceeds from short term investment		331,328
Purchase of property and equipment /capital work in progress		(326,078)		(5,480)
Proceeds from sale of property and equipment		115,425		48,118
Deferred acquisitions cost		(207,338)
Proceeds from/ (Investment in) non-current investments (joint ventures etc.)				169,758
Deposits towards acquisitions (net of cash acquired)				2,678,119
Restricted cash		11,959		1,778,063
Net cash provided/(used) by investing activities		$(74,704)		$4,668,578

Cash flows from financing activities:
Net movement in other short-term borrowings		(196,614)		(625,763)
Proceeds from loans		610,951		-
Net cash provided/(used) by financing activities		$414,337		$(625,763)
Effects of exchange rate changes on cash and cash equivalents		(16,359)		(40,789)
Net increase/(decrease) in cash and cash equivalents		501,473		(1,020,336)
Cash and cash equivalent at the beginning of the period		562,948		1,583,284
Cash and cash equivalent at the end of the period		$1,064,421		$562,948

Supplementary information:
Cash paid for interest	$	Nil	$	Nil
Cash paid for taxes	$	Nil	$	Nil

Non-cash items:
Common stock issued including ESOP		$824,814	$	Nil
Common stock issued for exchange of Notes Payable		$501,300	$	Nil

The accompanying notes should be read in connection with the financial statements.

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The operations of IGC are based in India and China. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (“IGC-M”) and 100% of another subsidiary in Hong Kong (“HK Ironman’).  IGC-M in turn operates through four subsidiaries, and one investment in India.  IGC-M has an investment ownership of approximately twenty two percent (22%) of Sricon Infrastructure Private Limited (“Sricon”), and one hundred percent (100%) of each Techni Bharathi, Limited (“TBL”), IGC India Mining and Trading Private Limited (“IGC-IMT”), IGC Logistic Private Limited (“IGC-L”), and IGC Materials Private Limited (“IGC-MPL”). HK ironman operates through Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman"), in which it owns a 95% equity interest. Through our subsidiaries the Company operates in the India and China infrastructure industries.  Operating as a fully integrated infrastructure company, IGC, through its subsidiaries, has expertise in road building, mining and quarrying and engineering of high temperature plants.

The Company’s medium term plan is to build a large portfolio of iron ore assets by consolidating, through acquisitions, the fragmented iron ore sector in mineral rich Inner Mongolia and neighboring parts of Mongolia. This plan includes acquiring, for a combination of stock and cash, both operating mines and mines that are past the exploration stage and in the final stages of obtaining a mining license. The Company’s operations are subject to certain risks and uncertainties, including among others, dependency on India and China’s economy and government policies, seasonal business factors, competitively priced raw materials, dependence upon key members of the management team and increased competition from existing and new entrants.

The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP). The financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The Company’s current fiscal year ends on March 31, 2013.

a) India Globalization Capital, Inc.

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, and now China, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering.  On February 19, 2007, the Company incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, the Company consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL).   Effective October 1, 2009, we reduced our stake in Sricon from 63% to 22% in consideration for the set off of the loan owed by IGC approximating $17.9 million. On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MoS”) with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately 5 acres of land in Nagpur. The settlement is expected to close by the end of the next financial year. As March 31, 2013, IGC became the 100% owner of TBL by purchasing the remaining 23.1% shares from TBL’s promoters.

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

On March 31, 2013 IGC acquired the non-controlling interest in TBL.

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

IGC’s organizational structure is as follows:

c) Our Securities

The Company had three securities listed on the NYSE MKT (1) Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”), (2) redeemable warrants to purchase Common Stock (ticker symbol: IGC.WT), and (3) units consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock (ticker symbol: IGC.U).  As reported on Form 8-K on February 5, 2013, the Company voluntarily delisted the units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00.  The warrants expire on March 6, 2015.

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

On December 30, 2011, the Company finalized the purchase of HK Ironman pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) that was approved by the shareholders of the Company on that date.  Related to the acquisition of HK Ironman, the Company’s shareholders approved the issuance of 31,500,000 equity shares to the owners of HK Ironman in exchange for 100% of the equity of HK Ironman (refer to Note 3); these shares have been considered as outstanding as of this date. In addition, the Stock Purchase Agreement provides for a contingent payment by IGC of $1 million provided certain post-closing covenants are met within 30 days of closing.  These post-closing covenants were not met within 30 days of closing and therefore the Company did not make the payment. In addition there were certain contingent payments by IGC to Ironman stockholders, as follows (i) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2011); and (ii) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2012).  If either of the foregoing annual targets were missed, there would still be a payout of $3 million provided IGC achieves a cumulative earnings growth of 69% between fiscal years 2011 and 2013.  These post-closing covenants were not met and therefore the Company did not make the payments. The acquisition of HK Ironman and the offering of the Common Stock pursuant there to was exempt from registration under the Securities Act pursuant to Regulation S of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public and such offering occurs outside of the United States to non-U.S. persons.  No underwriting discounts or commissions were paid with respect to such sale.  These securities were subsequently registered in a Form S-1.

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired a note in the amount of $2,232,627.79 on April 5, 2012. The Company projected a reduction in annual interest costs of about $612,000. The Company paid off the loan with 442,630 shares of newly issued Common Stock. There remains a disagreement on some of the technical features of the note that the lender claims result in IGC owing additional principal, interest, and penalty fees.  The lender has sought relief through summary judgment from the court.   IGC believes that IGC followed the clear terms of the note and that the lender's claims are frivolous.  Further, IGC believes that the lender has demonstrated a malicious pattern of harassing behavior in an effort to unduly increase their gains.  IGC is considering a counter suit in response to the lenders actions.

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the promissory note held by Bricoleur for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares.  As of March 31, 2013, the Company has issued 334,200 post-split shares of Common Stock valued at $501,300 to this debt holder, which constituted an element of repayment of interest. Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from December 31, 2012 to July 31, 2014.

Further, pursuant to IGC’s employee stock option plan, the Company has issued 269,345 at an average exercise price of $7.80, all of which are outstanding as of March 31, 2013. The Company has also issued a total of 1,018,968 shares to some of its directors and employees.  The Company also issued 27,500 shares of Common Stock valued at approximately $38,750 for investor relations related services rendered.  As of March 31, 2013, IGC has 6,980,098 shares of Common Stock issued and outstanding.  Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

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

The non-controlling interest disclosed in the accompanying financial statements for FYE 2013 represents the non-controlling interest in in Linxi H&F Economic and Trade Co. (PRC Ironman) through 100% owned subsidiary, H&F Ironman Limited (HK Ironman) and the profits or losses associated with the non-controlling interest in those operations.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of March 31, 2013, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying audited consolidated financial statements for FYE 2013 represents the non-controlling interest of Ironman.

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

e)             Revenue Recognition

The majority of the revenue recognized for the year ended March 31, 2013 was derived from the Company’s subsidiaries and as follows:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2013 and 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The exchange rates used for translation purposes are as follows:

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Year ended March 31, 2012	INR 47.715/RMB6.29 per USD	INR 50.89/RMB 6.30 per USD
Year ended March 31, 2013	INR 54.357 /RMB 6.28/HKD 7.77 per USD	INR 54.52 /RMB 6.21/ HKD 7.76 per USD

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

The cost of various categories of inventories is determined on the following basis:

• Raw material is valued at weighted average of landed cost (purchase price, freight inward and transit insurance charges).

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

p)             Fair Value of Financial Instruments

As of March 31, 2013 and 2012, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

q)             Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, derivatives, accounts receivable and unbilled accounts receivable.  The Company places its cash, investments and derivatives in highly rated financial institutions.  The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements.  Management believes its credit policies reflect normal industry terms and business risk.  The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral.

A significant portion of the Company’s sales in China is to key customers. Five of such customers accounted for approximately 90% of gross accounts receivable as of March 31, 2013.  As of March 31, 2012, eleven clients accounted for approximately 95% of gross accounts receivable.

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

In FYE 2013, the Company acquired 23% ownership of its Indian Subsidiary –Techni Bharathi Pvt. Ltd. from the promoters and combined with its previous purchase holds 100% ownership in Techni Bharathi Pvt. Ltd. Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, TBL, which is one of the legal entities, is also considered a separate reporting unit and therefore the Company believes that the assessment of goodwill impairment at the subsidiary level, which is also a reporting unit, is appropriate.

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

Effective January 1, 2012, Company adopted amendments from the FASB to Fair Value Accounting. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of "blockage factors" in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments also prescribe additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. The adoption of this guidance did not have a material impact on Company's consolidated financial position or results of operations.

In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013, which for us is the fiscal ending March 2014. The adoption of this guidance did not have a material impact on Company's consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, which is now part of ASC 220: “Presentation of Comprehensive Income".  The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items, which must be reported in other comprehensive income.  These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012.  Because this guidance impacts presentation only, it has no effect on our financial condition, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  This update defines fair value, clarifies a framework to measure fair value and requires specific disclosures of fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively.  The adoption of this guidance did not have a material impact on Company’s consolidated financial position or results of operations.

In April 2011, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance that addresses effective control in repurchase agreements and eliminated the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance did not have a material impact on Company's consolidated financial position or results of operations.

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

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” For further information on this acquisition and on purchase price allocation, please refer to Form 10-K for fiscal year ended 2012 filed with the SEC on July 16, 2012.

TBL
On March 31, 2013, the Company increased its ownership in Techni Bharathi Limited (“TBL”) to a 100% after acquiring the remaining 23.1% from its promoters. The purchase of 23.1% of TBL by IGC was done thru its wholly owned Indian subsidiary IGC Materials, Private Limited (“IGC-MPL”). The purchase price paid for the acquisition was INR 10,000,000 rupees ($183,419 at an exchange rate of INR 54.52 for $1 USD). No commissions or bankers were involved in this transaction.

NOTE 4 – Left intentionally blank.

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2013	2012

Prepaid expenses	$3,053	$82,120
Advances to suppliers	737,199	620,148
Prepaid interest	2,825	717
Security and other deposits	65,369	125,503
Advances to employees*	905,219	1,561,123
Others	16,849	196,903
	$1,730,514	$2,586,514

* Advances to Employees represents advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

        Other Non-current assets consist of the following:

	As of March 31,
	2013	2012

Sundry debtors	$11,318	$557,758
Other advances	454,787	441,058
Total	$466,105	$998,816

NOTE 6 – SHORT-TERM BORROWINGS

For FYE 2013 there were no short-term borrowings.

	As of March 31,
	2013	2012

Secured liabilities	$-	$210,011
Unsecured liabilities	-
Total	$-	$210,011

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

In March 2011, the Company finalized agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) and Bricoleur Partners, L.P. (‘Bricoleur’) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates. The Oliveira Note was due on March 24, 2012, bearded interest at a rate of 30% per annum and provided for monthly payments of principal and interest, which the Company chose to settle through the issue of equity shares at an equivalent value.  The Bricoleur Note was due on June 30, 2011 with no prior payments due and will not bear interest.   The Company issued additional 688,500 shares of its common stock to Bricoleur in connection with the extension of the term regarding the Bricoleur note.

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired the note payable to Oliveira in the amount of $2,232,627.79 on April 5, 2012. The Company paid off the loan with 4,426,304 (now 442,630) shares of newly issued Common Stock. There remains a disagreement on some of the technical features of the note that the lender claims result in IGC owing additional principal, interest, and penalty fees.  The lender has sought relief through summary judgment from the court. IGC believes that IGC followed the clear terms of the note and that the lender's claims are frivolous.  Further, IGC believes that the lender has demonstrated a malicious pattern of harassing behavior in an effort to unduly increase their gains.  IGC is considering a counter suit in response to the lenders actions.

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the 2011 Note for a new note (“the 2012 Note”) which bore no interest and was due on December 31, 2012. In consideration for the exchange, the Company issued 300,000 shares of IGC to Bricoleur and issued additional 34,200 shares for February and March 2013 interest payments. Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from December 31, 2012 to July 31, 2014.

The Company’s total interest expense was $419,436 for the year ended March 31, 2013 and $984,021 for the year ended March 31, 2012, respectively.  No interest was capitalized by the Company for the year ended March 31, 2012 and March 31, 2011.

NOTE 8 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of March 31,
	2013	2012

Statutory dues payable	$18,139	$11,951
Employee related liabilities	49,751	112,709
Other liabilities	242,729	438,445
Total	$310,619	$563,105

 Other non-current liabilities consist of the following:

	As of March 31,
	2013	2012

Sundry creditors	$51,864	$643,496
Provision for expenses	601,524	3,590,482
Total	$653,388	$4,233,978

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 9 – OTHER INCOME

Other income primarily contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the India subsidiaries. The total foreign exchange loss for the year ended March 31, 2013 amounted to USD 240,064.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 11 – INTANGIBLE ASSETS & GOODWILL

The movement in goodwill and intangible assets is given below:

	As of March 31,
	2013	2012

Balance at the beginning of the period	$4,803,828	$3,838,090
Adjustment from Ironman acquisition	(3,849,877)	410,454
TBL impairment	(301,141)	643,117
Effect of foreign exchange translation	(60,536)	(87,833)
Total	$592,274	$4,803,828

During the year ended March 31, 2013, we eliminated $3,000,000 of non-current liability to the promoters of Ironman and $849,877 of deferred taxes.  This reduced the original purchase price and consequently eliminated the goodwill from the Ironman acquisition and reduced the intangible assets of Ironman. In addition we conducted an impairment analysis of TBL and its construction business.  Based on the analysis the goodwill in TBL was impaired by $301,141.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company had certain related party balances towards the Chairman of the Chinese subsidiary company – PRC Ironman. As of March 31, 2012, the amount due to the related party amounted to $310,681. In FYE 2013 this amount was reconciled with an amount the Chairman owed the Company.

 NOTE 13 – COMMITMENTS AND CONTINGENCIES

No significant commitments and contingencies were made or existed during the years ended March 31, 2013 and 2012.

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of March 31,
	2013	2012

Land	$12,069	$11,226
Buildings	1,328,413	309,585
Plant and machinery	9,396,659	9,371,150
Furniture and fixtures	121,943	88,804
Computer equipment	217,659	219,110
Vehicles	569,352	474,622
Office equipment	166,924	228,794
Capital work-in-progress	4,288,468	3,918,729
	$16,101,488	$14,622,020
Less: Accumulated depreciation	$(7,917,258)	$(6,130,224)
Total	$8,184,230	$8,491,796

Depreciation and amortization expense for the fiscal years ended March 31, 2013 and March 31, 2012 was $673,916 and $996,403, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 15 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended March 31, 2013 and 2012 the Company recorded SG&A expenses as shown in the table below.

	As of March 31,
	2013	2012

Selling, general & administrative Expenses	$(3,041,632)	$(4,702,492)
	$(3,041,632)	$(4,702,492)

NOTE 16 – STOCK-BASED COMPENSATION

 On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of March 31, 2011, we had granted 7,882 shares of Common Stock and 139,300 stock options under our Stock Plan.  All of these grants occurred on or before the fiscal year ended March 31, 2010.  The exercise price of the options, which vest immediately, was $10.0 per share; the options will expire on May 13, 2014.  No options were granted during the fiscal year ended March 31, 2011.  In fiscal year ended March 31, 2012, 137,045 stock options (the “2012 Options”) were granted.  The exercise price of the 2012 Options, which vest immediately, was $5.6 per share.  These options will expire on June 27, 2016.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively.  For FYE 2013 the Company issued 625,148 shares of common stock.  As of March 31, 2013, under the 2008 Omnibus Plan, 269,345 stock options and 633,030 shares of common stock have been awarded and as on March 31, 2013 no shares of common stock remain available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of March 31, 2013:

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

	As of March 31,
	2013	2012
Change in the benefit obligation
Projected Benefit Obligation (PBO) at the beginning of the year	$(26,451)	$(28,780)
Service cost	(847)	(1,656)
Interest cost	(2,079)	(2,535)
Benefits paid	13,220	3,295
Actuarial (loss)/gain	2,691	(3,225)
PBO at the end of the year	(13,466)	(26,451)
Funded status	$(13,466)	$(26,451)

Net gratuity cost for the years ended March 31, 2013 and 2012 included:

	Year ended March 31,
	2013	2012
Service cost	$847	$1,656
Interest cost	2,079	2,535
Actuarial (loss)/gain	2,691	(3,225)
Net gratuity cost	$5,616	$966

 The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31,
	2013	2012
Discount rate	8.75%	9.30%
Rate of increase in compensation levels	8.00%	8.00%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31,
	2013	2012
Expected contribution during the year ending Year 1	$550	$1,153
Expected benefit payments for the years ending March 31:
Year 2	6,108	1,174
Year 3	532	7,922
Year 4	1,669	1,236
Year 5	605	2,662
Thereafter	12,197	19,868

Provident fund. In addition to the above benefits, all employees in India receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

The Company recognized an expense of $ (12,985) and $(2,329) towards contribution to various defined contribution and benefit plans during the years ended March 31, 2013 and March 31, 2012 respectively.

NOTE 18 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2013	2012

Current:
Federal	$-	$-
Foreign	157,382	(691,125)
State	-	-
Net Current	157,382	(691,125)

Deferred:
Federal	-	-
Foreign	(522,498)	863,953
State	-	-
Net Deferred	(522,498)	863,953
Total tax provision	$(365,116)	$172,828

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	March 31,
	2013	2012
Deferred tax expense (benefit)	$(522,498)	$172,828
Net operating loss carry forward	891,816	2,717,569
Foreign Tax Credits
Less: Valuation Allowance	891,816	2,717,569
Net deferred tax expense	$(522,498)	$172,828

The table below sets forth income tax expense (benefit) for 2013 and 2012 computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense (benefit) computed at the effective income tax rate:

	March 31,
	2013	2012
Computed expected income tax (benefit)	(768,709)	(2,633,955)
State tax benefit net of federal tax		421,820
Change in valuation allowance	768,709	(923,973)
Deferred expenses from foreign acquisition		283,900
Impairment loss on goodwill		406,047
Impairment loss on investments		2,553,938
Capitalized interest costs		(275855)
Deferred Tax Assets from foreign subsidiaries	(365,116)
Other		(4,751)

Effective income tax rate	(15.2)%	2.2%

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2013	2012
Current deferred tax liabilities (assets):
Deferred Acquisition Costs – Foreign taxes	$221,700	$135,980
Valuation allowance	0	0
Net current deferred tax liabilities (assets)	221,700	135,980

Noncurrent deferred tax (assets) liabilities:
Deferred Acquisition Costs- Foreign taxes	(563,155)	727,973
Net Operating Losses	891,816	2,717,569
Valuation allowance	(891,816)	(2,717,569)
Non-Current net deferred tax (assets) liabilities	$(563,155)	$727,973

Deferred income tax assets, net of valuation allowances are expected to be realized through future taxable income.  The valuation allowance increased in 2013 by $892 thousand, primarily related to 2013 US net-operating losses. We do expect the foreign deferred tax credits to be utilized.  Therefore, those assets remain without a valuation allowance.  The company intends to maintain valuation allowances for deferred tax assets (except a previously mentioned) until there is sufficient evidence to support the reversal of the valuation allowance.  Deferred tax liabilities ($877.8 thousand) appeared on the acquired company’s books at the date of acquisition for fiscal year end 2012.  Those deferred assets were removed during 2013 after making post acquisition corrections.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carry forwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carry forwards and certain recognized built-in losses. As of March 31, 2013 IGC could not use its’ net operating losses because it is more likely it will not utilize net operating losses in the foreseeable future.

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

NOTE 20 – RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2013 and 2012, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to HK Ironman shareholders (the “Exchange Shares”) and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.  The historical weighted average per share for our shares through March 31, 2013, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of March 31, 2013 used for the computation of basic EPS is 6,966,798.  Due to the loss incurred during the year ended March 31, 2013, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – INVESTMENTS – OTHERS

Investments – others for each of the years ended March 31, 2013 and 2012 consists of the following:

	As of March 31,
	2013	2012

Investment in equity shares of an unlisted company	$55,026	$58,950
Investment in partnership (SIIPL-IGC)	28,463	578,670
Total	$83,489	$637,620

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

For the year ended March 31, 2012, the Company again conducted an impairment test of its 22% investment in Sricon. Based on a revaluation of the assets including the real estate owned by Sricon, the Company has determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon is required. The carrying value of the investment in Sricon is accordingly $5.1 million as at March 31, 2012. The carrying value as at March 31, 2012 approximates the recoverable assessed value as determined as on that date.  In FYE 2013 no further impairment was made on the investment.

NOTE 23 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of March 31, 2013 and March 31, 2012 include certain aged receivables in the amount of $0.5 million and $2.03 million respectively.  The aged receivables in FYE 2013 are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2013.  These receivables have been classified as current for the following reasons:

The Company’s subsidiary in India, TBL, worked on the building of an airport runway at the Cochin International Airport. During the execution of these projects the clients of the Company requested several changes to the engineering drawings.  The claims of the Company against each of the clients involve reimbursement of expenses associated with the change orders and variances as well as compensation for delays caused by the client.  The delay part of the claim involves equipment that is idle on the job, including interest or lease charges for the equipment while it is idle, and workers that are idle, among others.  The expense reimbursement involves cost of new material including any escalation in the cost of materials, usage of equipment, personnel and other charges that were incurred as a result of the delays caused by the change orders.  These invoices were disputed by the clients and referred to arbitration. The process of arbitration involves each party choosing an arbitrator and the arbitrators appointing a third chief arbitrator. Each party then presents its case over several months and the arbitrator makes an award.

The receivables occurred and became due when TBL won the arbitration award against Cochin International Airport. The arbitration awards stipulate that interest be accrued for the period of non-payment.  However, the receivables do not have an interest component as the Company will try and use the accrued interest as negotiating leverage for an earlier payment.   Although the receivables are contractually due, and hence its classification as current, it may take the Company  anywhere from the next 30 days to 6 months to actually realize the funds, depending on final verdict to happen in few months.  The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that these organizations will become insolvent and unable to make payment.

NOTE 24 – Left intentionally blank.

NOTE 25 – SUBSEQUENT EVENTS

On July 14, 2013, the Board of directors approved granting Mr. John Selvaraj, Treasurer and Principal Financial and Accounting Officer, an extended leave of absence for health reasons. The Board of directors appointed Mr. Danny Ngai as Interim Treasurer and Principal Financial and Accounting Officer.  Based on the recommendation of the Compensation Committee, the Board of Directors also agreed to a one-year extension of IGC’s CEO Mr. Ram Mukunda’s employment contract thru May 22, 2014 on the same terms as the existing agreement.

In July 2013, the Company signed Letter of Intent (LOI) for the acquisition of a 25% interest in an iron ore mine located in Aohan Banner, Inner Mongolia and 25% of a nearby beneficiation plant. The estimated reserves are worth over $200 Million at current pricing. Production is slated to begin in early August 2013, with an estimated production level of 200 MT per day. We expect to close the acquisition in FYE March 31, 2014. In July 2013, IGC also signed an iron ore sale and purchase agreement with Mon Resources International LLC., a supplier of iron ore mined in Mongolia. The contract encompasses an aggregate shipment of up to 126,000 metric tons of 54% Fe content ore. The shipments are expected to commence in August with projected aggregate revenue between $10 million and $12 million, based on current pricing.

To become compliant with all NYSE MKT listing requirements, the Company effected a reverse split of its common stock at a ratio of 1-for-10 commencing at the open of the NYSE MKT Exchange on April 19, 2013. IGC’s common stock started trading under a new CUSIP number 45408X 308, but the Company's ticker symbol, IGC, remained unchanged.

Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from December 31, 2012 to July 31, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, management conducted an evaluation, under supervision and with the participation of the chief executive officer and its interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and interim principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal year ended March 31, 2013, which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

The Company’s management, including the Company’s CEO and PAO, do not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a15(f) and 15(d)-15(f) promulgated under the Exchange Act. These rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during June 2013, management believes that as of March 31, 2013, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Company and Corporate Governance

DIRECTORS

Board of Directors; Independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the Class B directors, currently consisting of only Mr. Richard Prins (Dr. Krishna resigned December 31, 2012), will expire at the 2015 Annual Meeting of stockholders.  The term of office of the Class C director, currently consisting of Mr. Ram Mukunda, will expire at the 2013 Annual Meeting of stockholders.  The term of office of the Class A directors, consisting of only Mr. Sudhakar Shenoy, will expire at the 2014 Annual Meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

The NYSE MKT, upon which the Company is listed, requires that the majority of IGC's Board be independent.  The NYSE MKT listing standards define an “independent director” generally as a person, other than an officer or an employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Consistent with these standards, the Board of Directors has determined that Messrs. Krishna (resigned December 31, 2012), Prins and Shenoy are independent directors.

The following table sets forth information regarding our directors as of July 12, 2013:

Name	Age	Director Since	Term will Expire
Mr. Richard Prins, Chairman, Audit Committee Chairman and Director (Class B)	56	2007	2015
Mr. Ram Mukunda, Chief Exec. Officer, Exec. Chairman, President, Director (Class C)	54	2005	2013
Sudhakar Shenoy, Compensation and Audit Committee, Director (Class A)	66	2005	2014

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

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 12, 2013.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

Name	Age	Position
Mr. Ram Mukunda	54	Chief Executive Officer, Executive Chairman, President and Director
Mr. Danny Ngai	46	Interim Treasurer and Principal Financial and Accounting Officer
Mr. John Selvaraj (on leave of absence)	70	Treasurer and Principal Financial and Accounting Officer

There are no family relationships between any of our executive officers and our directors.

For information on Mr. Mukunda’s background, please see “Directors” above.

Mr. John B. Selvaraj has served as our Treasurer and Principal Financial and Accounting Officer since November 27, 2006.  The Board granted Mr. Selvaraj an extended leave of absence from the Company for health reasons.

Mr. Danny Ngai was officially appointed as our Interim Treasurer and Principal Financial and Accounting Officer on July 14, 2013.  He has served as the General Manager and Director of Ironman since February 2012 and prior to that he has been involved with the Company since 2007, on a part time basis and is based in China. He is responsible for the general management of our Chinese operations including P&L responsibility, relations with the government of Inner Mongolia, banks, licensing regimes, interfacing with auditors, miners, and major customers.  He was intimately involved in the acquisition of Ironman in China. Mr. Ngai has considerable experience managing P&L, SEC reporting, U.S. GAAP, Chinese GAAP, and audit functions. Between 1997 and 2004 he held various positions at Startec Global Communications, a company listed on the NASDAQ; including as Managing Director of the Hong Kong and Canadian subsidiaries where he had P&L responsibility for about 35 million in revenue and an operations with 150 employees. He was also responsible for all reporting functions and directly supervised the Chief Financial Officers of the two subsidiaries. Between January 2005 and September 2007 he was Vice President of Operations at Webpoint Communications. Between November 2007 and October 2009 he was Director of Operations at Jaxtr Inc. From November 2009 to February 2012, he was Director of Operations at SpeedCast. Mr. Ngai graduated from the University of Massachusetts, cum laude, in 1991 with a B.S. in Electrical Engineering and in 1999 obtained a Masters degree from the School of Business at the George Washington University. Mr. Ngai speaks English, Mandarin and Cantonese.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Audit Committee

Our Board of Directors has established an Audit Committee currently composed of two independent directors who report to the Board of Directors.  Messrs. Prins and Shenoy, each of whom is an independent director under the NYSE MKT listing standards, serve as members of our Audit Committee. Mr. Prins is the current Chairman of the Company’s Audit Committee. In addition, we have determined that Messrs. Prins and Shenoy are “audit committee financial experts” as that term is defined under Item 407 of Regulation S-B of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.

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

Compensation Committee Interlocks and Insider Participation

A Compensation Committee comprised of two independent members of the Board of Directors, Mr. Richard Prins and Mr. Sudhakar Shenoy.  No executive officer of the Company served as a director or member of the compensation committee of any other entity.

The Compensation Committee met three times during FYE 2013 and was responsible for determining executive compensation and the award of ESOPs to employees and directors during FYE 2013. No consultants were used by the Compensation Committee during FYE 2013.

Nominating and Corporate Governance Committee

We intend to establish a nominating and corporate governance committee.  The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the Board of Directors the candidates for election by stockholders or appointment by the Board of Directors to fill a vacancy, recommend to the Board of Directors the composition and chairs of Board of Directors committees, develop and recommend to the Board of Directors guidelines for effective corporate governance, and lead an annual review of the performance of the Board of Directors and each of its committees.  We do not have any formal process for stockholders to nominate a director for election to our Board of Directors.  Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804(a) of the NYSE MKT Company Guide.

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE MKT listing standards.  The NYSE MKT’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.  In addition, we must certify to the NYSE MKT that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The Board of Directors has determined that Messrs. Prins and Shenoy satisfy the NYSE MKT’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the Securities and Exchange Commission.

Board and Committee Meetings

During the fiscal year ended March 31, 2013, our Board of Directors held eighteen meetings.  Although we do not have any formal policy regarding director attendance at our annual meetings, we attempt to schedule our annual meetings so that all of our directors can attend.  During the fiscal year ended March 31, 2013, all of our directors attended 100% of the meetings of the Board of Directors.  During the fiscal year ended March 31, 2013, there were eight meetings of the audit committee, all of which were attended by all of the members of the committee.  There were three compensation committee meetings held during the fiscal year ended March 31, 2013.

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

CODE OF CONDUCT AND ETHICS

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code.  The Company has adopted a written code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Principal Accounting Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”) in accordance with applicable federal securities laws and the rules of the NYSE MKT.  Investors may view our Senior Financial Officer Code of Ethics on the corporate governance subsection of the investor relations portion of our website at www.indiaglobalcap.com.  The Company has established separate audit and compensation committees that are described below.  The Company does not have a separate nominating committee.  Accordingly, Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2013 were filed in a timely manner.

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

Elements of Company’s Compensation Plan

The principal components of compensation for the Company’s executive officers are:

☐	base salary

☐	performance-based incentive cash compensation

☐	right to purchase the Company’s stock at a preset price (stock options)

☐	retirement and other benefits

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Committee primarily considers:

☐	market data;

☐	internal review of the executives’ compensation, both individually and relative to other officers; and

☐	individual performance of the executive.

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

Stock Option Program

The Stock Option Program assists the Company to:

☐	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

☐	provide an opportunity for increased equity ownership by executives; and

☐	maintain competitive levels of total compensation.

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the Company and are granted at the Committee’s regularly scheduled meeting.

All grants of options or common stock occurred on or before the fiscal year ended March 31, 2013.  In fiscal 2009 no option grants were made.  In fiscal 2010, 1,393,000 stock options were granted (the “2010 Options”) with an exercise price of $1.00 and expiration of May 13, 2014. No grants were made in fiscal 2011.   In fiscal year ended March 31, 2012, 1,300,450 stock options (the “2012 Options”) were granted with an exercise price of $0.56 and an expiration of June 27, 2016.  In fiscal 2013 we granted 625,147 shares of common stock. As of March 31, 2013, we had granted 633,030 shares of Common Stock and 2,693,450 stock options under our Stock Plan.  As of April 30, 2013 there were an aggregate of 146,089 shares available for future grants of options or stock awards.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option/ Stock Awards(1)		Total Compensation
Ram Mukunda Chief Executive Officer & President	2013	$300,000	$-		$104,210		$404,210
	2012	$300,000	$-		$102,235		$402,235
Danny Ngai Interim Principal Accounting Officer, General Manager, Director Ironman	2013	$90,000	$-		$39,120		$129,120
	2012	$90,000	$-	$		$

(1)
The amounts reported in this column represent the fair value of option or stock awards to the named executive officer as computed on the date of the option grant using the Black-Scholes option-pricing model or on the date of the stock issuance using the closing price.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by the Company’s Named Executive Officers as of March 31, 2013.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
		Options (#)	Options (#)	Price	Expiration
Name	Shares (1)	Exercisable	Unexercisable	($)	Date
Ram Mukunda	172,841	575,000	-	$0.56	6/27/16
	-	635,000	-	$1.00	5/13/14
Danny Ngai	43,100		-
	-		-

(1)	The shares granted include those granted under the 2008 ESOP plan and those granted in connection with the acquisition of Ironman.

 Compensation of Directors

No cash compensation was awarded to, earned by or paid to the directors in the fiscal year ended March 31, 2013 for service as directors.  In FYE 2013, our non-employee directors each received 75,000 shares of IGC’s common stock from the 2008 ESOP. All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above.  The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Assumptions used in the calculation of these amounts for the fiscal year ended March 31, 2013 are included in Footnote 16 “Stock-Based Compensation” to the Company’s audited financial statements for the fiscal year ended March 31, 2013, included in this Company’s Annual Report on Form 10-K.  The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

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

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of the Company since its inception.  The Company, IGC-M and Mr. Mukunda entered into an Employment Agreement on May 22, 2008, which agreement was made effective as of March 8, 2008, the date on which the Company completed its acquisition of Sricon and TBL.  Pursuant to the Employment Agreement, the Company pays Mr. Mukunda a base salary of $300,000 per year.    The Employment Agreement provides that the Board of Directors of the Company may review and update the targets and amounts for the net revenue and contract bonuses on an annual basis.  Mr. Mukunda is entitled to benefits, including insurance, 20 days of paid vacation, domestic help, a driver, a cook, a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car and reimbursement of business expenses.  The term of the Employment Agreement is five years, extended by one year to after which employment will become at-will.  The Employment Agreement is terminable by the Company and IGC-M for death, disability and cause.  In the event of a termination without cause, the Company would be required to pay Mr. Mukunda his full compensation for 18 months or until the term of the Employment Agreement was set to expire, whichever is earlier.  The Employment Agreement was extended for one year on July 14, 2013 with an expiration of May 22, 2014.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2013, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (2)	(3) 269,345	$7.80	0

 (1)  Consists of our 2008 Omnibus Incentive Plan, as amended.  See Note 16—“Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
 (2)   Includes grants during fiscal years ended March 31, 2010, 2012 and 2013. There were no grants during fiscal year ended March 31, 2009 or 2011.
 (3)   The number of options outstanding are 2,693,450 with an average exercise price of $0.78.  Each option exercised at an average price of $0.78 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.78 for an aggregate price of $7.8 entitles the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 269,345.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 12, 2013 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; each of our executive officers, directors and our special advisors; and all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon 6,980,098 shares of common stock outstanding as of June 25, 2013, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.  The table below sets forth as of July 12, 2013, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director and director-nominee of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class*

Wells Fargo & Company (2) 420 Montgomery Street San Francisco, CA 94104	204,215	2.9%
Ram Mukunda (3)	604,130	8.7%
Ranga Krishna (4) (Resigned in December 2012)	482,606	6.9%
Richard Prins (5)	140,000	2.0%
Sudhakar Shenoy (6)	135,000	1.9%
Danny Ngai (7)	43,100	0.6%
All Executive Officers and Directors as a group (5 Persons) (8)	1,609,051	23.1%

*Based on 6,980,098 shares of common stock outstanding as of June 25, 2013.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.
(2)
Based on an amended Schedule 13G filed with the SEC on March 12, 2012 by Wells Fargo Company on behalf of its subsidiary Wachovia Bank, National Association that is the direct holder of the shares.  Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares.

(3)
Includes (i) 443,017 shares of common stock directly owned by Mr. Mukunda or Mr. Mukunda’s wife Parveen Mukunda, (ii) options exercisable at an average price of $7.8 per share to purchase 121,000 shares of common stock all of which are currently exercisable and (iv) warrants exercisable at $50.00 per share to purchase 40,113 shares of common stock all which are currently exercisable.

(4)
Includes (i) 181,846 shares of common stock directly owned by Dr. Krishna partially based on Form 4 filings, (ii) 204,215 shares beneficially owned by Wells Fargo & Company, which has sole voting and dispositive control over the shares, with Dr. Krishna having 100% of the economic benefits of the shares, (iii) warrants exercisable at $50.00 to purchase 29,000 shares of common stock, all of which are currently exercisable; (iv) options at an average price of $7.80 to purchase 67,545 shares of common stock all of which are currently exercisable.

(5)	Includes (i) 105,000 shares and (ii) options at an average price of $7.8 to purchase 35,000 shares of common stock all of which are currently exercisable.
(6)	Includes (i) 105,000 shares and (ii) options at an average price of $7.8 to purchase 30,000 shares of common stock all of which are currently exercisable.
(7)	Includes (i) 43,100 shares
(8)
Includes Directors and officers, (i) 1,082,178 shares of common stock directly, (ii) options exercisable at an average price of $7.8 per share to purchase 253,545 shares of common stock all of which are currently exercisable and (iii) warrants exercisable at $50.00 per share to purchase 69,113 shares of common stock all which are currently exercisable.

Messrs. Mukunda and Krishna may be deemed our “parent,” “founder” and “promoter,” as these terms are defined under the Federal securities laws.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with IGN, an affiliate of Ram Mukunda, described above and as set forth below and Vosgo Limited a Hong Kong based company that is an affiliate of Mr. Danny Ngai.  The Company pays Vosgo Limited $90,000 a year as compensation for Mr. Danny Ngai’s services.

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

Item 14.  Principal Accountant Fees and Services

AJSH & Co., Chartered Accountants (“AJSH & Co.”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal year ended March 31, 2013. Yoganandh & Ram, Chartered Accountants (“Y & R”) was our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal year ended March 31, 2012.  During the Company’s most two recent fiscal years ended March 31, 2013 and 2012 and through July 12, 2013, the Company did not consult with AJSH & Co on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and AJSH & Co. have not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Related and Other Fees

The table below shows the fees that we paid or accrued for the audit and other services provided by AJSH & Co. for the fiscal years ended March 31, 2013.  Except as specified otherwise in the table, we paid the fees to AJSH & Co.

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

All Other Fees

This category consists of fees for other miscellaneous items.

	March 31, 2013	March 31, 2012

Audit Fees – AJSH & Co.	$80,000	$-
Audit Fees - Yoganandh & Ram		80,000
Audit-Related Fees	5,000
Tax Fees
All other Fees
Total	$85,000	80,000

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2013.  The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

Audit Committee Report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE MKT test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2013 (the “Audited Financial Statements”):

☐ The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

☐ The Audit Committee discussed with AJSH & Co. the Company’s independent auditors for fiscal year 2013,  the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

☐ The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with AJSH & CO., its independence from the Company and its management, and considered whether AJSH & CO.’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

☐ Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:
Richard Prins Sudhakar Shenoy

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

10.29
Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated March 8, 2008 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K dated May 23, 2008).

10.30	2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 8, 2008).

10.31
Registration Rights Agreement dated October 16, 2009 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K dated October 21, 2009).

10.32
Form of Securities Purchase Agreement dated September 14, 2009 by and among India Globalization Capital, Inc. and the investors named therein (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K dated September 17, 2009).

10.33
Amendment No. 1 dated October 30, 2009 to Securities Purchase Agreement by and among India Globalization Capital, Inc. and the investors named therein (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, as filed on December 18, 2009(Reg. No. 333-163867)).

10.34
ATM Agency Agreement dated October 13, 2009, by and between India Globalization Capital, Inc. and Enclave Capital LLC (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K dated October 13, 2009).

10.35
Co-Placement Agency Agreement between the Company, Source Capital Group, Inc. and Boenning & Scattergood, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, as filed on November 10, 2010).

10.36
Note and Share Purchase Agreement dated February 25, 2011 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K dated February 25, 2011).

10.37
Unsecured Promissory Note dated February 25, 2011 in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K dated February 25, 2011).

10.38
Note and Share Purchase Agreement dated March 24, 2011 between the Company and the Steven M. Oliveira 1998 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K dated March 25, 2011).

10.39
Unsecured Promissory Note dated March 24, 2011 in the principal amount of $2,120,000 issued by the Company to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated March 25, 2011).

10.40
Stock Purchase Agreement between India Globalization Capital, Inc. and all of the shareholders of HK Ironman dated October 14, 2011 (incorporated by reference to Annex A of the Form DEF 14A of India Globalization Capital, Inc., dated October 14, 2011 and filed with the Securities and Exchange Commission on December 9, 2011 (Commission File No.: 001-32830)).

10.41
Purchase Agreement Between Linxi H&F Economic and Trade Co. Ltd. and Mr. Yuxing Lu dated June 21, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated June 25, 2012).

10.42	Memorandum of Settlement among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K dated June 27, 2012).
10.43	Note and Share Purchase Agreement between the Company and Bricoleur Partners, L.P. dated October 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2012).
10.44	Unsecured Promissory Note in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. dated October 9, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 12, 2012).
10.45	Settlement Agreement between Techni Bharathi Private Limited (“TBL”) and IGC India Mining and Trading Private Limited (“IGC-IMT”), the first part: and Mr. Jortin Antony, Mrs. Sheeba Jortin, Mr. V.C. Antony, Mrs. Kunjamma Antony, and V.C. Homes Private Limited collectively “Mr. Jortin Antony Group,” the second part, dated October 13, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 18, 2012 and April 4, 2013).
10.46	Settlement Agreement among IGC Materials Private Limited (“IGC-MPL”), the first part: Mr. Jortin Antony individually and representing the Jortin Antony Group, the second part: and Techni Bharathi Private Limited (“TBL”), the third part, dated October 13, 2012 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 18, 2012 and April 4, 2013).
10.47	Amendment No. 1 to the 2012 Note and Share Purchase Agreement with Bricoleur Partners, L.P. dated March 31, 2013. *
21	Subsidiaries of India Globalization Capital, Inc.*
23.1	Consent of Yoganandh & Ram.*
23.2	Consent of AJSH & Co. *
99.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Label Linkbase Document
101.LAB**	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE**	XBRL Taxonomy Extension Definition Linkbase Document
*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this 10-K shall be deemed to be "furnished" and not "filed."

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 16, 2013	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 16, 2013	By:	/s/ Danny Ngai
Danny Ngai
Interim Treasurer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2013	By:	/s/ Richard Prins
Richard Prins
Director

Date: July 16, 2013	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 16, 2013	By:	/s/ Ram Mukunda
Ram Mukunda
Director