Form 10-Q
period 2013-06-30
India Globalization Capital, Inc.
filed 2013-08-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date.

Class	Shares Outstanding as of August 4, 2013
Common Stock, $.0001 Par Value	7,054,498

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

All amounts in USD except share data	As of
	30-Jun-13	31-Mar-13
	(un-audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$651,465	$1,064,421
Accounts receivable, net of allowances	961,837	1,066,650
Inventories	411,930	407,060
Prepaid expenses and other current assets	1,696,845	1,730,514
Total current assets	$3,722,077	$4,268,645
Intangible Assets & Goodwill	606,639	592,274
Property, plant and equipment, net	8,126,473	8,184,230
Investments in affiliates	5,109,057	5,109,057
Investments-others	50,404	83,489
Deferred acquisition costs	207,337	207,338
Deferred Income taxes	326,237	341,455
Other non-current assets	426,950	466,105
Total assets	$18,575,174	$19,252,593
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	615,386	600,702
Accrued expenses	308,883	466,960
Notes payable	-	1,800,000
Loans - others	446,803	446,694
Other current liabilities	283,782	310,619
Total current liabilities	$1,654,854	$3,624,975
Notes payable	1,800,000	-
Other non-current liabilities	656,868	653,388
Total liabilities	$4,111,722	$4,278,363
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 6,980,098 issued and outstanding as of March 31, 2013 and 7,031,398 issued and outstanding as of June 30, 2013.	$6,986	$6,981
Additional paid-in capital	56,253,449	56,147,092
Accumulated other comprehensive income	(2,005,590)	(2,020,764)
Retained earnings (Deficit)	(40,330,666)	(39,697,179)
Total equity attributable to Parent	$13,924,179	$14,436,130
Non-controlling interest	$539,273	$538,100
Total stockholders' equity	14,463,452	14,974,230
Total liabilities and stockholders' equity	$18,575,174	$19,252,593

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data
	Three months ended June 30,
	2013	2012

Revenues	$1,123,904	$1,267,680
Cost of revenues (excluding depreciation)	(936,239)	(937,444)
Selling, general and administrative expenses	(299,125)	(440,775)
Depreciation	(149,294)	(83,594)
Operating income (loss)	(260,754)	(194,133)
Interest expense	(112,136)	(10,557)
Interest income	4,080	837
Other income, net	(261,908)	(368,611)
Income before income taxes and minority interest attributable to non- controlling interest	$(630,718)	$(572,464)
Income taxes benefit/ (expense)	(1,596)	31,710
Net income/(loss)	$(632,314)	$(540,754)
Non-controlling interests in earnings of subsidiaries	(1,173)	12,438
Net income / (loss) attributable to common stockholders	$(633,487)	$(528,316)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.09)	$(0.14)
Diluted	$(0.09)	$(0.14)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	7,003,023	3,905,934
Diluted	7,003,023	3,905,934

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June , 30
	2013			2012
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(633,487)	$(1,173)	$(632,314)	$(528,316)	$(12,438)	$(540,754)
Foreign currency translation adjustments	$15,174	$-	$15,174	$147,016	$(36,894)	$110,122
Comprehensive income (loss)	$(618,313)	$(1,173)	$(617,140)	$(381,300)	$(49,332)	$(430,632)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders Equity

Balance at March 31, 2013 (audited)	6,980,098	$6,981	$56,147,092	$(39,697,179)	$(2,020,764)	$538,100	$14,974,230

Bricoleur Loan interest payments	51,300	5	106,357				106,362
Loss on Translation					15,174		15,174
Net income for non-controlling interest						1,173	1,173
Net income / (loss)				(633,487)			(633,487)
Balance at June30, 2013 (unaudited)	7,031,398	$6,986	$56,253,449	$(40,330,666)	$(2,005,590)	$539,273	$14,463,452

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(632,314)	$(540,754)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	1,596	(3,538)
Depreciation	149,294	83,594
Unrealized exchange losses/(gains)	233,775	346,577
Unrealised share in the profit/loss of the joint venture	28,463	-
Non-cash interest expenses	106,362
Changes in:
Accounts receivable	46,761	54,454
Inventories	(4,868)	(48,128)
Prepaid expenses and other assets	(30,127)	(47,530)
Trade payables	28,721	75,216
Other current liabilities	(21,043)	10,118
Other non – current liabilities	7,892	(207,571)
Non-current assets	-	(82,804)
Accrued Expenses	(158,076)	279,862
Net cash used in operating activities	$(243,564)	$(80,504)

Cash flow from investing activities:
Proceeds from short term investment	-	244,223
Proceeds fom sale of property and equipment	-	4,277
Issuance of equity shares
Net cash provided/(used) by investing activities	$-	$248,500
Cash flows from financing activities:
Net movement in other short-term borrowings	109	8,808
Net cash provided/(used) by financing activities	$109	$8,808
Effects of exchange rate changes on cash and cash equivalents	(169,501)	(20,315)
Net increase/(decrease) in cash and cash equivalents	(412,956)	156,489
Cash and cash equivalent at the beginning of the period	1,064,421	562,948
Cash and cash equivalent at the end of the period	$651,465	$719,437

Supplementary information:
Cash paid for interest	$Nil	$Nil
Cash paid for taxes	$Nil	$Nil

Non-cash items:
Common stock issued for interest payment on notes payable	$106,362	$Nil

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  Description of the Company

We are India Globalization Capital, Inc. (the “Company” or “IGC”), a Maryland corporation, organized on April 29, 2005, as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition.  On March 8, 2006, we completed an initial public offering of our Common Stock.  On February 19, 2007, we incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, we consummated the acquisition of interests in two companies in India, Techni Bharathi Limited (“TBL”) and Sricon Infrastructure Private Limited (“Sricon”). Both of these companies’ shares are held by IGC-M. Currently, IGC owns 22% of Sricon and 100% of TBL, a company focused on the infrastructure industry.  On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MoS”) with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately 5 acres of land in Nagpur. The settlement is expected to close by the end of this financial year. On March 31, 2013, IGC became the 100% owner of TBL by purchasing the remaining 23.1% shares from TBL’s promoters.

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

On December 30, 2011, IGC obtained stock holder approval for the acquisition of 95% equity interest in Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman") by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company ("HK Ironman").  Collectively, PRC Ironman and HK Ironman are referred to as "Ironman."

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-Mauritius.  On May 24, 2013, IGC Linxi Industrial and Trading Limited (“IGC-Linxi”) was incorporated by two Chinese citizens, who acted as the initial directors of this company.  This is as per the regulatory requirements for incorporation of companies.  Once this company was incorporated, IGC-HK took control of 95% of the shares of IGC-Linxi.  The necessary regulatory requirements for the ownership of IGC-Linxi by IGC-HK are expected to take three to four months and the process is expected to be routine. In the meantime the IGC-Linxi is under the control of IGC-HK.  No premium was paid to the individuals for incorporating IGC-Linxi. The company was not operational at the time of purchase and therefore no revenue or earnings were recorded. The individuals were reimbursed a total of $267.56 (1,650 RMB) for the amounts they paid to incorporate the company.  Therefore effectively, this company is not an acquisition but an incorporation by IGC. This incorporation is part of our internal re-structuring.

India Globalization Capital, Inc. (”IGC,” the “Company,” or “we”) and its subsidiaries are engaged in the mining and trading business and in the construction business.  We operate in India and China. The Company’s medium term plans are to expand the number of iron ore mining sites it has in Inner Mongolia and continue to build its iron ore assets.  The business offerings of the Company include the purchasing and sale of iron ore and other minerals (lead, zinc, and rare earth, among others).

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India and China. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of June 30, 2013	Percentage of holding as of March 31, 2013
IGC – Mauritius ("IGC-M")	IGC	Mauritius	100	100
IGC HK Mining and Trading Limited (“IGC-HK”)	IGC-M	Hong Kong	100	100
India Mining and Trading Private Limited ("IGC-IMT")	IGC-M	India	100	100
IGC Linxi Industrial and Trading Limited (“IGC- Linxi”)	IGC-HK	China	95	0
IGC Logistic Private Limited ("IGC-LPL")	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman")	HK Ironman	Peoples’ Republic of China	95	95
Techni Bharathi Private Limited (“TBL”)	IGC-M	India	100	100

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on July 16, 2013.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below. The Company’s current fiscal year ends on March 31, 2014.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of June 30, 2013, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the non-controlling interest in Ironman and the profits or losses associated with the non-controlling interest in those operations.

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

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended June 30, 2012	INR 53.23 per USD	INR 55.57 per USD
	RMB 6.31 per USD	RMB 6.31per USD
Year ended March 31, 2013	INR 54.36 per USD	INR 54.52 per USD
	RMB 6.28 per USD	RMB 6.21 per USD
	HKD 7.77 per USD	HKD 7.76 per USD
Three months ended June 30, 2013	INR 55.82 per USD	INR 59.52 per USD
	RMB 6.16 per USD	RMB 6.14 per USD
	HKD 7.76 per USD	HKD 7.76 per USD

f)  Revenue recognition

The majority of the revenue recognized for the three month period ended June 30, 2013 and 2012 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

o
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

o
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

o
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

h) Inventories

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

p)  Fair value of financial instruments

As of June 30, 2013 and March 31, 2013, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

A significant portion of the Company’s sales in China is to key customers.  Five of such customers accounted for approximately 90% of gross accounts receivable as of June 30, 2013.

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

None.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Period Ended June 30, 2013	Year Ended March 31, 2013
Prepaid / Preliminary Expenses	$3,039	$3,053
Advance to suppliers & services	607,010	737,199
Security/statutory Advances	49,281	65,369
Advances to employees	1,010,232	905,219
Prepaid / accrued interest	2,663	2,825
Deposit and other current assets	24,620	16,849
Total	$1,696,845	$1,730,514

* Advances to Employees represents advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	Period Ended June 30, 2013	Year Ended March 31, 2013
Sr. Debtors - aged more than 1 year	$10,367	$11,318
Advance aged more than 1 year	416,583	454,787
Total	$426,950	$466,105

NOTE 4 – ACCOUNTS RECEIVABLES

The accounts receivable, net of allowances, amounted to $961,837 and $1,066,650, as of June 30, 2013 and March 31, 2013, respectively.  The accounts receivable net of reserves for the quarter ended June 30, 2013 comes primarily from iron ore traders associated with our iron ore business. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and the inherent credit risk.  Accounts receivable are not collateralized.

NOTE 5 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings an there are no short-term borrowings for either fiscal year ended March 31, 2013 or fiscal quarter ended June 30, 2013.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period Ended June 30, 2013	Year Ended March 31, 2013
Statutory payables	$23,513	$18,139
Employee related liabilities	40,057	49,751
Other liabilities /expenses payable	220,212	242,729
Total	$283,782	$310,619

Other non-current liabilities consist of the following:

	Period Ended June 30, 2013	Year Ended March 31, 2013
Creditors (old)	$48,162	$51,864
Special reserve	608,706	601,524
Total	$656,868	$653,388

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

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	Period Ended June 30, 2013	Year Ended March 31, 2013
Balance as the beginning of the period	$592,274	4803828
Adjustment form Ironman acquisition	$0	(3,849,877)
Impairment of goodwill	$0	(301,141)
Effect of foreign exchange translation	$14,365	(60,536)
Total	$606,639	592,274

NOTE 9 – NOTES PAYABLE AND LOANS - OTHERS

As reported previously, the Company has an unsecured Note Payable to Bricoleur Partners, L. P. in the amount of $1,800,000 promissory note (“2012 Security”), due July 31, 2014 the Company makes a monthly interest payment of 17,100 shares of common stock.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2014.  Our CEO has loaned the Company, on an unsecured basis, working capital of $122,389 at no interest.  The Company has two loans with a commercial bank the first is for $100,000 at an interest rate of 3.75% the second is for $150,000 at an interest rate of 3.25%.  Both loans are revolving interest only loans guaranteed by our CEO.

NOTE 10 – RELATED PARTY TRANSACTIONS

Please also see Note 9 - NOTES PAYABLE AND LOANS - OTHERS.

NOTE 11 – COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended June 30, 2013.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Period Ended June 30, 2013	Year Ended March 31, 2013
Land	N/A	$12,069	$12,069
Building (Flat)	25	1,305,084	1,328,413
Plant and Machinery	20	9,386,517	9,396,659
Computer Equipment	3	216,979	217,659
Office Equipment	5	165,821	166,924
Furniture and Fixtures	5	120,854	121,943
Vehicles	5	567,665	569,352
Assets under construction	N/A	4,328,960	4,288,469
Total		$16,103,949	$16,101,488
Less: Accumulated Depreciation		$(7,977,476)	$(7,917,258)
Net Assets		$8,126,473	$8,184,230

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $149,294 and $83,594, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  In fiscal year ended March 31, 2013 the Company issued 625,148 shares of common stock.  As of March 31, 2013, under the 2008 Omnibus Plan, 269,345 stock options and 633,030 shares of common stock have been awarded. As of June 30, 2013, 146,089 shares of common stock remain available for future grants of options or stock awards.

NOTE 14 – COMMON STOCK

Currently, the Company has two securities listed on the NYSE MKT: (1) Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”) and (2) redeemable warrants to purchase Common Stock (ticker symbol: IGC.WT). As reported on Form 8-K on February 5, 2013, the Company voluntarily delisted the units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00.  The warrants expire on March 6, 2015.

The registration statement for the initial public offering was declared effective on March 2, 2006.

Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from December 31, 2012 to July 31, 2014.  During the quarter ended June 30, 2013, the Company issued 51,300 shares valued at $106,362 to this debt holder, which constituted an element of repayment of interest.

Further, pursuant to IGC’s employee stock option plan, the Company has issued 269,345 at an average exercise price of $7.80, all of which are outstanding as of March 31, 2013. The Company has also issued a total of 1,018,968 shares to some of its directors and employees.  As of June 30, 2013, IGC has 7,031,398 shares of Common Stock issued and outstanding.  Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

NOTE 15 – INCOME TAXES

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

The Company’s effective tax rate was 0.2% for the quarter ending June 30, 2013 compared to 6.0% for the three month period ended June 30, 2012. The Company has US deferred tax assets which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting  future foreign income taxes.

The Company recorded an income tax expense of ($1,596) resulting from operational results of its foreign entities for the three-month period ending June 30, 2013 as compared to a tax benefit of $31,710 from foreign entities for the three month period ended June 30,2012. As of June 30, 2013 and 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

NOTE 16 – SEGMENT INFORMATION

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

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended June 30, 2013 and March 31, 2013 consist of the following:

	Period Ended June 30, 2013	Year Ended March 31, 2013
Investment in equity shares of an unlisted company	$50,404	$55,026
Investment in partnership	-	28,463
Total	$50,404	$83,489

NOTE 18 – OTHER INCOME

Other income for the three-month period ended June 30, 2013 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month periods ended June 30, 2013 and June 30, 2012 amounted to ($233,775) and ($346,577) respectively.

NOTE 19 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended June 30, 2013.

NOTE 20 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through June 30, 2013, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of June 30, 2013 and 2012 used for the computation of basic EPS is 7,003,023 and 3,905,934, respectively. Due to the loss incurred during the three-month the period ending June 30, 2013, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of June 30, 2013 and March 31, 2013,  include certain aged receivables in the amount of $0.5 million.  The aged receivables in fiscal year ended March 31, 2013 are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of June 30, 2013. Receivables have been classified as current because the arbitration process has concluded and ruling was given in our favor.

NOTE 22 – SUBSEQUENT EVENTS

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-Mauritius.  On July 23, 2013, IGC Beijing Economic and Trading Limited (“IGC- Beijing”), was incorporated by two Chinese citizens, who acted as the initial directors of this company.  This is as per the regulatory requirements for incorporation of companies.  Once this company was incorporated, IGC-HK took control of 95% of the shares of IGC-Beijing.  The necessary regulatory requirements for the ownership of IGC-Beijing by IGC-HK is expected to take three to four months and is expected to be routine, in the meantime the company is under the control of IGC-HK.  No premium was paid to the individuals for incorporating IGC-Beijing. The company was not operational at the time of purchase and therefore no revenue or earnings were recorded. The individuals were reimbursed a total of $267.56 (1,650 RMB) for the amounts they paid to incorporate the company. Therefore effectively, this company is not an acquisition but an incorporation by IGC. This incorporation is part of our internal re-structuring.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report filed on Form 10-K on July 16, 2013.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K filed on July 16, 2013, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in the Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on July 16, 2013.

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

Subsidiaries Overview

 HK Ironman is a Hong Kong-based company incorporated on December 20, 2010 to acquire PRC Ironman.  PRC Ironman was incorporated as Linxi Hefei Economic & Trade Co., Ltd. in China on January 8, 2008.  PRC Ironman is a Sino-foreign equity joint venture (“EJV”) established by both foreign and Chinese investors (i.e., Sino means “China” herein).  HK Ironman owns 95% of PRC Ironman.  PRC Ironman is engaged in the processing and extraction of iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, an area well connected by roads, planes and railroad. PRC Ironman owns four mining properties and operates three beneficiation plants on three separate properties, all located in Linxi.  The four properties have an estimated $500 Million of iron reserves calculated at price of about $125 per metric ton.

Incorporated on February 19, 2007, India Globalization Capital, Mauritius, Limited (IGC-M) is a Mauritius based company that manages and owns all the subsidiaries based in India: IGC Materials, Private Limited (“IGC-MPL”), IGC Logistics, Private Limited (“IGC-LPL”), IGC India Mining and Trading (“IGC-IMT”) and Techni Bharathi Limited (“TBL”).  The Indian subsidiaries including IGC-IMT are focused on the trading of materials like iron ore to customers in India and China. TBL was incorporated on June 19, 1982, in Cochin, India.   TBL is an engineering and construction company engaged in the execution of civil construction, structural engineering projects, and trading.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  On March 31, 2013 TBL became a fully-owned subsidiary of IGC.

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-Mauritius. This incorporation is part of our internal re-alignment and tax planning. Also, through IGC-HK, we beneficially owned 95% of IGC Linxi Industrial and Trading Limited (“Linxi -IGC”), a company incorporated on May 24, 2013.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue - Total revenue was $1,124 thousand for the three months ended June 30, 2013 as compared to $1,268 thousand for the three months ended June 30, 2012. The revenue was from trading iron ore.  We are in the process of operationalizing our plants, which will drive revenue and margin.  Our expectation is that revenue and margins will rise as iron ore prices trend up from increased infrastructure activity in China, India, the U.S. and other parts of the world.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended June 30, 2013 was $936 thousand as compared to $937 thousand for the three months ended June 30, 2012.  The cost of revenue represents the cost of acquiring raw material and logistics.

Selling, General and Administrative - Selling, general and administrative expenses were $299 thousand for the three months ended June 30, 2013 as compared to $441 thousand for the three months ended June 30, 2012.  The decrease in SG&A is based on a reduction of overheads and a realignment to address opportunities in the mining sector.

Depreciation – The depreciation expense was $149 thousand in the three months ended June 30, 2013 as compared to $84 thousand in the three months ended June 30, 2012.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended June 30, 2013 were $112 thousand as compared to $11 thousand for the three months ended June 30, 2012. The increase in interest is largely from a monthly non-cash payment of interest to Bricoleur.

Other income (loss) – Other income loss of ($262) for the three month period ended Jun 30, 2013 contains certain foreign exchange gain/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month period ended June 30, 2013 and June 30, 2012 amounts to ($234) thousand, and ($347) thousand respectively.  The losses are attributable largely to the depreciation of the Indian Rupee against the USD.

Consolidated Net Income (loss) – In the three months ended June 30, 2013, the Company reported a GAAP net income loss of ($634) thousand and a GAAP EPS of ($0.09) compared to a GAAP net income loss of ($528) thousand and a GAAP EPS of ($0.14) for the three months ended June 30, 2012.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the three-month periods ended June 30, 2013 and 2012.

During the three months ended June 30, 2013, cash used in operating activities was $244 thousand compared to $81 thousand used during the three months ended June 30, 2012.

During the three months ended June 30, 2013, investing activities from continuing operations provided $Nil of cash as compared to $249 thousand provided during the same period in 2012.

For the quarter ended June 30, 2013, our non-GAAP cash burn was approximately $116 thousand after adjusting for $149 thousand of depreciation, $29 thousand of accounts receivable write-off, $234 thousand of non-cash foreign exchange loss and $106 thousand of non-cash interest payment.

At the end of June 30, 2013, our cash and cash equivalents along with restricted cash was $651,465.

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

Many factors, including those discussed more fully in documents filed with the Securities and Exchange Commission, which we refer to as the SEC, by IGC, particularly under the heading “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K and other risk factors reported elsewhere in this report, could cause results to differ materially from those stated.  While we believe it is important to communicate our expectations to our stockholders, there may be events in the future that we are not able to predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

• The growth in global and specifically Asian GDP and more specifically infrastructure and the overall demand for iron ore;
• Competition in the iron ore sector;
• Legislation by the governments of India, China and Mongolia;
• Labor, trucking, and other logistic issues;
• Unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;
• The loss of key management or scientific personnel;
• The activities of our competitors in the industry;
• The effect of volatility of currency exchange rates; and
• Enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

You should be aware that the occurrence of the events described in the “Risk Factors” section mentioned above and elsewhere in this report, could have a material adverse effect on our business, financial condition and results of operations. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included herein attributable to us or any person acting on either party’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under supervision and with the participation of the chief executive officer and its interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2013 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

Restructuring of our holdings in China may result in a charge.

We are in the process of evaluating and restructuring our holdings in Inner Mongolia. This may result in a small charge into the Income Statement.

The above risk in addition to the risk factors previously disclosed on Form 10-K for the fiscal year ended March 31, 2013 and Form 10-Q for the fiscal quarters ended September 30, 2012 and December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the quarter ended June 30, 2013.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 16, 2013	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 16, 2013	By:	/s/ Daniel Ngai
Daniel Ngai
Interim Treasurer, Principal Financial and Accounting Officer