Form 10-Q
period 2013-09-30
India Globalization Capital, Inc.
filed 2013-11-08
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of September 30, 2013:  7,481,426 shares of $0.0001 Par Value Common Stock

Disclosures relating to common shares, options and warrants reflect a 10:1 reverse split effected on April 19, 2013.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	September 30, 2013	March 31, 2013
	(un-audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$726,768	$1,064,421
Accounts receivable, net of allowances	985,743	1,066,650
Inventories	503,034	407,060
Prepaid expenses and other current assets	1,641,821	1,730,514
Total current assets	$3,857,366	$4,268,645
Intangible Assets & Goodwill	609,896	592,274
Property, plant and equipment, net	7,997,727	8,184,230
Investments in affiliates	5,109,057	5,109,057
Investments-others	47,939	83,489
Deferred acquisition costs	207,337	207,338
Deferred Income taxes	316,233	341,455
Other non-current assets	396,117	466,105
Total assets	$18,541,672	$19,252,593
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	587,021	600,702
Accrued expenses	474,738	466,960
Notes payable	1,800,000	1,800,000
Loans - others	344,695	446,694
Other current liabilities	221,478	310,619
Total current liabilities	$3,427,932	$3,624,975
Other non-current liabilities	648,720	653,388
Total liabilities	$4,076,652	$4,278,363
Stockholders' equity:
Common stock — $0.0001 par value; 150,000,000 shares authorized; 6,980,098 issued and outstanding as of March 31, 2013 and 7,481,426 issued and outstanding as of September 30, 2013.	$748	$698
Additional paid-in capital	56,677,008	56,153,375
Accumulated other comprehensive income	(1,805,975)	(2,020,764)
Retained earnings (Deficit)	(40,945,853)	(39,697,179)
Total equity attributable to Parent	$13,925,928	$14,436,130
Non-controlling interest	$539,092	$538,100
Total stockholders' equity	14,465,020	14,974,230
Total liabilities and stockholders' equity	$18,541,672	$19,252,593

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data
	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Revenues	$1,133,585	1,351,466	$2,257,489	2,619,146
Cost of revenues (excluding depreciation)	(943,493)	(1,108,357)	(1,879,732)	(2,045,801)
Selling, general and administrative expenses	(474,951)	(341,783)	(774,076)	(782,558)
Depreciation	(147,850)	(245,125)	(297,144)	(328,719)
Operating income (loss)	(432,709)	(343,799)	(693,463)	(537,932)
Interest expense	(68,828)	(15,740)	(180,964)	(26,298)
Interest income	2,253		6,333	836
Other income, net	(114,577)	204,375	(376,485)	(164,235)
Income before income taxes and minority interest attributable to non-controlling interest	$(613,861)	(155,164)	$(1,244,579)	(727,629)
Income taxes benefit/ (expense)	(1,507)	(9,735)	(3,103)	21,975
Net income/(loss)	$(615,368)	(164,899)	$(1,247,682)	(705,654)
Non-controlling interests in earnings of subsidiaries	181	22,191	(992)	34,629
Net income / (loss) attributable to common stockholders	$(615,187)	(142,708)	$(1,248,674)	(671,025)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.09)	(0.02)	$(0.18)	(0.11)
Diluted	$(0.09)	(0.02)	$(0.18)	(0.11)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	7,116,180	6,006,174	7,116,180	6,006,174
Diluted	7,116,180	6,006,174	7,116,180	6,006,174

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,
	2013			2012
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(615,187)	181	$(615,368)	$(142,708)	(22,191)	$(164,899)
Foreign currency translation adjustments	$199,615		$199,615	$(71,815)	40,872	$(30,943)
Comprehensive income (loss)	$(415,572)	181	$(415,753)	$(214,523)	18,681	$(195,842)

	Six months ended September 30,
	2013			2012
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(1,248,674)	(992)	$(1,247,682)	$(671,026)	(34,629)	$(705,654)
Foreign currency translation adjustments	$214,789		$214,789	$75,201	3,977	$79,178
Comprehensive income (loss)	$(1,033,885)	(992)	$(1,032,893)	$(595,825)	(30,652)	$(626,476)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 31, 2013 (audited)	6,980,098	$698	$56,153,375	$(39,697,179)	$(2,020,764)	$538,100	$14,974,230
Bricoleur loan interest payments	102,600	10	171,845				171,855
Issuance of shares	152,266	15	149,814				149,829
ATM Sale	246,462	25	201,974				201,999
Loss on Translation					214,789		214,789
Net income for non-controlling interest						992	992
Net income / (loss)				(1,248,674)			(1,248,674)
Balance at September 30, 2013 (unaudited)	7,481,426	748	56,677,008	(40,945,853)	(1,805,975)	539,092	14,465,020

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,247,682)	$(705,654)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	3,103	(498)
Depreciation	297,144	328,719
Unrealized exchange losses/(gains)	355,760	154,156
Unrealized share in the profit/loss of the joint venture	28,463
Non-cash interest expenses	171,855
ESOP and other stock related expenses	149,830
Changes in:
Accounts receivable	(5,828)	4,830
Inventories	(95,972)	(45,380)
Prepaid expenses and other assets	(7,794)	127,458
Trade payables	5,547	111,535
Other current liabilities	(81,423)	(483,764)
Other non – current liabilities	(7,269)	(2,822)
Non-current assets	10,641	235,452
Accrued Expenses	7,783	40,361
Net cash used in operating activities	$(415,842)	$(235,607)

Cash flow from investing activities:
Proceeds from short term investment
Proceeds from sale of property and equipment		4,280
Deposit towards acquisitions, net of cash acquired		308,255
Issuance of equity shares	201,998
Net cash provided/(used) by investing activities	$201,998	$312,535
Cash flows from financing activities:
Net movement in other short-term borrowings	(101,999)	(25,137)
Net cash provided/(used) by financing activities	$(101,999)	$(25,137)
Effects of exchange rate changes on cash and cash equivalents	(21,810)	(3,442)
Net increase/(decrease) in cash and cash equivalents	(337,653)	48,349
Cash and cash equivalent at the beginning of the period	1,064,421	562,948
Cash and cash equivalent at the end of the period	$726,768	$611,297

Supplementary information:
Cash paid for interest	$Nil	$Nil
Cash paid for taxes	$Nil	$Nil

Non-cash items:
Common stock issued for interest payment on notes payable	$171,855
Common stock issued including ESOP	$149,830

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

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India and China. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of Sept 30, 2013	Percentage of holding as of March 31, 2013
IGC – Mauritius ("IGC-M")	IGC	Mauritius	100	100
IGC HK Mining and Trading Limited (“IGC-HK”)	IGC-M	Hong Kong	100	100
India Mining and Trading Private Limited ("IGC-IMT")	IGC-M	India	100	100
IGC Linxi Industrial and Trading Limited (“IGC- Linxi”)	IGC-HK	China	95	0
IGC Logistic Private Limited ("IGC-LPL")	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman")	HK Ironman	Peoples’ Republic of China	95	95
Techni Bharathi Private Limited (“TBL”)	IGC-M	India	100	100

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of September 30, 2013, the Company does not have any interest in any VIE or equity method investment.

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

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended September 30, 2012	INR 51.91 per USD	INR 52.92 per USD
	RMB 6.29 per USD	RMB 6.29 per USD
Year ended March 31, 2013	INR 54.36 per USD	INR 54.52 per USD
	RMB 6.28 per USD	RMB 6.21 per USD
	HKD 7.77 per USD	HKD 7.76 per USD
Three months ended September 30, 2013	INR 58.55 per USD	INR 62.58 per USD
	RMB 6.17 per USD	RMB 6.12 per USD
	HKD 7.76 per USD	HKD 7.76 per USD

f)  Revenue recognition

The majority of the revenue recognized for the three month period ended September 30, 2013 and 2012 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

p)  Fair value of financial instruments

As of September 30, 2013 and March 31, 2013, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

A significant portion of the Company’s sales in China is to key customers.  Five of such customers accounted for approximately 90% of gross accounts receivable as of September 30, 2013.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Period Ended September 30, 2013	Year Ended March 31, 2013
Prepaid /preliminary expenses	$171	$3,053
Advance to suppliers & services	559,288	737,199
Security/statutory advances	51,455	65,369
Advances to employees*	1,000,755	905,219
Prepaid /accrued interest	655	2,825
Deposit and other current assets	29,497	16,849
Total	$1,641,821	$1,730,514

* Advances to Employees represents advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	Period Ended September 30, 2013		Year Ended March 31, 2013
Sundry Debtors - aged more than 1 year	$		$11,318
Other Advance - aged more than 1 year		396,117	454,787
Total		$396,117	$466,105

NOTE 4 – ACCOUNTS RECEIVABLES

The accounts receivable, net of allowances, amounted to $985,743 and $1,066,650, as of September 30, 2013 and March 31, 2013, respectively.  The accounts receivable net of reserves for the quarter ended September 30, 2013 comes primarily from iron ore traders associated with our iron ore business. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and the inherent credit risk.  Accounts receivable are not collateralized.

NOTE 5 – SHORT-TERM BORROWINGS

There is no current portion of long-term debt that is classified as short-term borrowings an there are no short-term borrowings for either fiscal year ended March 31, 2013 or fiscal quarter ended September 30, 2013.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period Ended September 30, 2013	Year Ended March 31, 2013
Statutory payables	$3,851	$18,139
Employee related liabilities	40,401	49,751
Other liabilities /expenses payable	177,226	242,729
Total	$221,478	$310,619

Other non-current liabilities consist of the following:

	Period Ended September 30, 2013	Year Ended March 31, 2013
Creditors - old	$38,383	$51,864
Special reserve	610,337	601,524
Total	$648,720	$653,388

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

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	Period Ended September 30, 2013	Year Ended March 31, 2013
Balance at the beginning of the period	$592,274	4803828
Adjustment form Ironman acquisition		$(3,849,877)
Impairment of goodwill		$(301,141)
Effect of foreign exchange translation	$17,622	(60,536)
Total	$609,896	592,274

NOTE 9 – NOTES PAYABLE AND LOANS - OTHERS

As reported previously, the Company has an unsecured Note Payable to Bricoleur Partners, L. P. in the amount of $1,800,000 promissory note (“2012 Security”), due July 31, 2014. Contractually the Company makes a penalty payment (booked under interest payment) of 17,100 shares of common stock for each month the loan remains unpaid.  No other "interest" payment is made on the loan.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Please also see Note 9 - NOTES PAYABLE AND LOANS - OTHERS.

NOTE 11 – COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended September 30, 2013.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Period Ended September 30, 2013	Year Ended March 31, 2013
Land	N/A	$12,069	$12,069
Building (flat)	25	1,292,645	1,328,413
Plant and machinery	20	9,367,716	9,396,659
Computer equipment	3	216,616	217,659
Office equipment	5	165,216	166,924
Furniture and fixtures	5	120,275	121,943
Vehicles	5	566,766	569,352
Assets under construction	N/A	4,335,245	4,288,469
Total		$16,076,548	$16,101,488
Less: Accumulated depreciation		$(8,078,821)	$(7,917,258)
Net Assets		$7,997,727	$8,184,230

Depreciation and amortization expense for the six months ended September 30, 2013 and 2012 was $297,144 and $328,719, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  In fiscal year ended March 31, 2013 the Company issued 625,148 shares of common stock.  As of September 30, 2013, under the 2008 Omnibus Plan, 269,345 stock options and 779,103 shares of common stock have been awarded. As of September 30, 2013, no shares of common stock remain available for future grants of options or stock awards. Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

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

Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from December 31, 2012 to July 31, 2014.  During the quarter ended September 30, 2013, the Company issued 51,300 shares valued at $ $65,493 to this debt holder, which constituted an element of repayment of interest.

During the three months ended September 30, 2013, the Company also issued 6,000 shares of Common Stock to Medical Marketing Group (MMGI) valued at $ 9,600 for investor relations related services rendered.

On August 22, 2013, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimates that the net proceeds from the sale of the shares of common stock that are being offered will be approximately $3.6 million. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness, and other general corporate purposes. During the three months ended September 30, 2013, the Company issued 246,462 shares of common stock valued at $201,998 under this agreement.

Further, pursuant to IGC’s employee stock option plan, the Company has issued 269,345 stock options at an average exercise price of $7.80, all of which are outstanding as of September 30, 2013. The Company has also issued a total of 146,073 shares to some of its directors and employees.  As of September 30, 2013, IGC has 7,481,426 shares of Common Stock issued and outstanding.  Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

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

The Company’s effective tax rate was 0% for the quarter ending September 30, 2013 compared to 6.3% for the quarter ended September 30, 2012. The Company has US deferred tax assets which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting  future foreign income taxes.

The Company recorded an income tax expense of ($1,507) resulting from operational results of its foreign entities for the three-month period ending September 30, 2013 as compared to a tax expense of $9,735 for the three month period ended September 30, 2012. As of September 30, 2013 and 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

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

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended September 30, 2013 and March 31, 2013 consist of the following:

	Period Ended September 30, 2013	Year Ended March 31, 2013
Investment in equity shares of an unlisted company	$47,939	$55,026
Investment in partnership		28,463
Total	$47,939	$83,489

NOTE 18 – OTHER INCOME

Other income for the three-month and six-month period ended September 30, 2013 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month and six-month periods ended September 30, 2013 amounted to ($121,985) and  ($355,760) respectively.

NOTE 19 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended September 30, 2013.

NOTE 20 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through September 30, 2013, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of September 30, 2013 and 2012 used for the computation of basic EPS is 7,116,180 and 6,006,174, respectively. Due to the loss incurred during the three-month the period ending September 30, 2013, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS. Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of September 30, 2013 and March 31, 2013, include certain aged receivables in the amount of $0.5 million.  The aged receivables in fiscal year ended March 31, 2013 are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of September 30, 2013. Receivables have been classified as current because the arbitration process has concluded and ruling was given in our favor.

NOTE 22 – SUBSEQUENT EVENTS

None.

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

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-Mauritius. This incorporation is part of our internal re-alignment and tax planning. Also, through IGC-HK, we controlled and beneficially owned 95% of IGC Linxi Industrial and Trading Limited (“Linxi -IGC”), a company incorporated on May 24, 2013.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue - Total revenue was $1,134 thousand for the three months ended September 30, 2013 as compared to $1,351 thousand for the three months ended September 30, 2012. The revenue was from trading iron ore.  The mines in India are still closed.  However, we have begun to operationalize the first of our three plants in Inner Mongolia. We expect this to drive revenue and margin.  Our expectation is that revenue and margins will rise as iron ore prices trend up from increased infrastructure activity in China, India, the U.S. and other parts of the world.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended September 30, 2013 was $943 thousand as compared to $1,108 thousand for the three months ended September 30, 2012.  The cost of revenue represents the cost of acquiring raw material and logistics, which was higher as supply was mostly constrained.  Once our mines become operational and we sell ore that is beneficiated in our plants, we expect the cost of revenue to decrease as the raw material used to procure high-grade ore will come from our mines.

Selling, General and Administrative - Selling, general and administrative expenses were $475 thousand for the three months ended September 30, 2013 as compared to $342 thousand for the three months ended September 30, 2012.  The increase in SG&A is from the expense associated with the grant of ESOP shares.

Depreciation – The depreciation expense was $148 thousand in the three months ended September 30, 2013 as compared to $245 thousand in the three months ended September 30, 2012. The decrease in depreciation is due to the completion of depreciation of some major construction equipment.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended September 30, 2013 were $69 thousand as compared to $16 thousand for the three months ended September 30, 2012. The increase in interest is largely from a monthly non-cash payment to Bricoleur.

Other income (loss) – Other income net loss of ($115) for the three month period ended September 30, 2013 contains certain foreign exchange gain/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss/gain for the three-month period ended September 30, 2013 and September 30, 2012 amounts to ($122) thousand, and ($199) thousand respectively.  The losses/gains are attributable largely to the depreciation/appreciation of the Indian rupee against the USD and are considered foreign exchange losses/gain.

Consolidated Net Income (loss) – In the three months ended September 30, 2013, the Company reported a GAAP net income loss of ($615 thousand) and a GAAP EPS of ($0.09) compared to a GAAP net income loss of ($143) thousand and a GAAP EPS of ($0.02) for the three months ended September 30, 2012.  The increased loss is attributable to three non-cash factors: 1) increased interest payment, 2) increased SG&A from the grant of ESOP shares, and 3) foreign exchange losses.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

Revenue - Total revenue was approximately $2,257 thousand for the six months ended September 30, 2013, as compared to about $2,619 thousand for the six months ended September 30, 2012. The revenue was from trading iron ore.  In India the mines remained closed.  However, in Inner Mongolia we have begun the operationalization of the first of our three plants. Iron ore prices should trend up from increased infrastructure activity in China, India, the U.S. and other parts of the world. Our expectation is that revenue and margins will rise as a result of the iron ore’s price positive trend.

Cost of Revenue (excluding depreciation) – Cost of revenue for the six months ended September 30, 2013 was approximately $1,880 thousand as compared to approximately $2,046 thousand for the six months ended September 30, 2012. The cost of revenue represents the cost of acquiring raw material and logistics, which was higher during this period as supply was mostly constrained.  We expect the cost of revenue to decrease once our mines become operational. The raw material used to procure the high-grade ore we will sell will come from our mines and beneficiation plants.

Selling, General and Administrative - Selling, general and administrative expenses were about $774 thousand for the six months ended September 30, 2013 as compared to approximately $783 thousand for the six months ended September 30, 2012.

Depreciation – The depreciation expense was approximately $297 thousand in the six months ended September 30, 2013 as compared to about $329 thousand in the six months ended September 30, 2012. The decrease in depreciation is due to the completion of depreciation of some major construction equipment.

Interest and other financial expenses – The interest expense and other financial expenses for the six months ended September 30, 2013 were about $181 thousand as compared to approximately $26 thousand for the six months ended September 30, 2012. The increase in interest is mainly the result of a monthly basis non-cash payment to Bricoleur.

Other income (loss) – Other income for the six month period ended September 30, 2013 contains certain foreign exchange gain/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss/gain for the six-month period ended September 30, 2013 and September 30, 2012 amounts to $356 thousand, and $176 thousand respectively.  The losses/gains are attributable largely to the depreciation/appreciation of the Indian rupee against the USD and are considered foreign exchange losses/gain.

Consolidated Net Income (loss) – Consolidated net loss for the six months ended September 30, 2013 was approximately ($1,248) thousand compared to a consolidated net loss of about ($706) thousand for the six months ended September 30, 2012. The increased loss is attributable to three non-cash factors: 1) increased interest payment, 2) increased SG&A from the grant of ESOP shares, and 3) foreign exchange losses.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the six-month periods ended September 30, 2013 and 2012.

During the six months ended September 30, 2013, cash used in operating activities was $416 thousand compared to $236 thousand used during the six months ended September 30, 2012.

During the six months ended September 30, 2013, investing activities from continuing operations provided $202 of cash as compared to $313 thousand provided during the same period in 2012.

For the three-month period ended September 30, 2013, our non-GAAP cash burn was approximately $127 thousand after adjusting for $148 thousand of depreciation, $122 thousand of non-cash foreign exchange loss and $69 thousand of non-cash interest payment and $150 thousand ESOP shares issuance expense.

At the end of September 30, 2013, our cash and cash equivalents along with restricted cash was $726,768.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2013 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 other that the risk added on Form 10-Q for the fiscal quarter ended June 30, 2013:

Restructuring of our holdings in China may result in a charge.

We are in the process of evaluating and restructuring our holdings in Inner Mongolia. This may result in a small charge into the Income Statement.

Item 2.    Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the quarter ended September 30, 2013.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed on August 6, 2012).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Filed as an exhibit hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 8, 2013	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Daniel Ngai
Daniel Ngai
Interim Treasurer, Principal Financial and Accounting Officer