Form 10-Q
period 2013-12-31
India Globalization Capital, Inc.
filed 2014-02-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of December 31, 2013:  7,980,919 shares of $0.0001 Par Value Common Stock

Disclosures relating to common shares, options and warrants reflect a 10:1 reverse split effected on April 19, 2013.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data

	As of
	December 31, 2013	March 31, 2013
	(un-audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$440,626	$1,064,421
Accounts receivable, net of allowances	890,134	1,066,650
Inventories	687,881	407,060
Prepaid expenses and other current assets	1,781,591	1,730,514
Total current assets	$3,800,232	$4,268,645
Non-current assets:
Intangible Assets	592,274	592,274
Property, plant and equipment, net	7,731,628	8,184,230
Investments in former affiliates	5,109,057	5,109,057
Investments-others	48,450	83,489
Deferred acquisition costs	207,337	207,338
Deferred Income taxes	298,635	341,455
Other non-current assets	400,339	466,105
Total non-current assets	14,387,720	14,983,948
Total assets	$18,187,952	$19,252,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	577,878	600,702
Accrued expenses	340,263	466,960
Notes payable	1,800,000	-
Loans — others	304,010	446,694
Other current liabilities	228,943	310,619
Total current liabilities	$3,251,094	$1,824,975
Non-current liabilities:
Notes payable	-	1,800,000
Other non-current liabilities	656,291	653,388
Total Non-current liabilities	$656,291	$2,453,388
Total liabilities	$3,907,385	$4,278,363
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 6,980,098 issued and outstanding as of March 31, 2013 and 7,980,919 issued and outstanding as of December 31, 2013.	$798	$698
Additional paid-in capital	57,192,952	56,153,375
Accumulated other comprehensive income	(2,188,626)	(2,020,764)
Retained earnings (Deficit)	(41,256,329)	(39,697,179)
Total equity attributable to Parent	$13,748,795	$14,436,130
Non-controlling interest	$531,772	$538,100
Total stockholders' equity	14,280,567	14,974,230
Total liabilities and stockholders' equity	$18,187,952	$19,252,593

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012

Revenues	$17,529	3,933,906	$2,275,018	$6,553,052
Cost of revenues (excluding depreciation)	(7,789)	(3,189,950)	(1,887,521)	(5,235,751)
Selling, general and administrative expenses	(156,048)	(153,789)	(930,124)	(936,348)
Depreciation	(147,708)	(134,785)	(444,852)	(463,503)
Operating income (loss)	(294,016)	455,382	(987,479)	(82,550)
Interest expense	(52,502)	(2,651)	(233,466)	(28,950)
Interest income	1,824	2,051	8,157	2,888
Other income, net	41,439	43,641	(335,046)	(120,595)
Income before income taxes and minority interest attributable to non-controlling interest	$(303,255)	498,423	$(1,547,834)	$(229,207)
Income taxes benefit/ (expense)	(1,885)	(453)	(4,988)	21,522
Net income/(loss)	$(305,140)	497,970	$(1,552,822)	$(207,685)
Non-controlling interests in earnings of subsidiaries	(5,336)	(187,078)	(6,328)	(152,449)
Net income / (loss) attributable to common stockholders	$(310,476)	310,892	$(1,559,150)	$(360,134)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.04)	0.05	$(0.20)	$(0.06)
Diluted	$(0.04)	0.05	$(0.20)	$(0.06)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	7,734,444	6,006,174	7,734,444	6,006,174
Diluted	7,734,444	6,006,174	7,734,444	6,006,174

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	All amounts in USD except share data

	Three months ended December 31,
	2013			2012
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(310,476)	(5,336)	$(315,812)	$310,892	187,078	$497,970
Foreign currency translation adjustments	$(382,651)		$(382,651)	$2,434	(17,369)	$(14,935)
Comprehensive income (loss)	$(693,127)	(5,336)	$(698,463)	$313,326	169,709	$483,035

	Nine months ended December 31,
	2013			2012
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(1,559,150)	(6,328)	$(1,565,478)	$(360,134)	152,449	$(207,685)
Foreign currency translation adjustments	$(167,862)		$(167,862)	$77,635	(25,828)	$51,807
Comprehensive income (loss)	$(1,727,012)	(6,328)	$(1,733,340)	$(282,499)	126,621	$(155,878)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders' Equity

Balance at March 31, 2013 (audited)	6,980,098	$698	$56,153,375	$(39,697,179)	$(2,020,764)	$538,100	$14,974,230
Bricoleur loan interest payments	153,900	15	219,720				219,735
IR and other shares	36,193	4	40,796				40,800
ESOP Shares	146,073	15	140,215				140,230
ATM Sale	664,655	66	638,846				638,912
Loss on Translation					(167,862)		(167,862)
Net income for non-controlling interest						(6,328)	(6,328)
Net income / (loss)				(1,559,150)			(1,559,150)
Balance at December 31, 2013 (unaudited)	7,980,919	$798	$57,192,952	$(41,256,329)	$(2,188,626)	$531,772	$14,280,567

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	All amounts in USD except share data

	Nine months ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,552,822)	$(207,685)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	4,988	-
Depreciation	444,852	463,503
Unrealized exchange losses/(gains)	322,682	313,200
Unrealized share in the profit/loss of joint venture	28,463	-
Non-cash interest expenses	219,735	-
ESOP and IR shares	181,030	-
Changes in:
Accounts receivable	95,692	856,461
Inventories	(280,819)	(102,548)
Prepaid expenses and other assets	(143,170)	140,333
Trade payables	(5,992)	46,106
Other current liabilities	(58,222)	5,849
Other non – current liabilities	(7,310)	8,269
Non-current assets	10,701	(50,036)
Accrued Expenses	(126,697)	(192,546)
Inter-company balances		(21,291)
Net cash used in operating activities	$(866,889)	$1,259,615

Cash flow from investing activities:
Proceeds from short term investment		359,338
Proceeds from sale of property and equipment	-	4,202
Restricted Cash	-	9,456
Issuance of equity shares	638,912	-
Net cash provided/(used) by investing activities	$638,912	$372,996

Cash flows from financing activities:
Net movement in other short-term borrowings	-	(197,399)
Proceeds from loans	(142,684)	192,049
Net cash provided/(used) by financing activities	$(142,684)	$(5,350)

Effects of exchange rate changes on cash and cash equivalents	(253,134)	(81,883)
Net increase/(decrease) in cash and cash equivalents	(623,795)	1,545,378
Cash and cash equivalent at the beginning of the period	1,064,421	562,948
Cash and cash equivalent at the end of the period	$440,626	$2,108,326

Supplementary information:
Cash paid for interest	$13,731	$28,950
Cash paid for taxes	$0	$0

Non-cash items:
Common stock issued for interest payment on notes payable	$219,735	$Nil
Common stock issued including ESOP	181,030	$Nil

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

On February 19, 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (IGC-IMT) based in Chennai, India.  IGC-IMT was formed on December 16, 2008, as a privately held start-up company engaged in the business of mining and trading.  Its current activity is to operate shipping hubs and to trade iron ore.  On July 4, 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (IGC-MPL) based in Nagpur, India, which conducts IGC’s quarrying business, and 100% of IGC Logistics, Private Limited (IGC-LPL) based in Nagpur, India, which is involved in the transport and delivery of iron ore, cement, aggregate and other materials.  Together these companies carry out our mining and trading business in India.  Each of IGC-IMT, IGC-MPL and IGC-LPL were formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries.  The purchase price paid for each of IGC-IMT, IGC-MPL and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.

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

India Globalization Capital, Inc. (”IGC,” the “Company,” or “we”) is a holding company.  We are engaged in acquiring, incubating, financing and growing distressed microcap companies. We currently are engaged in the mining and infrastructure industries. We operate in the US, India and China. The Company’s plans in the short term are to create cash flow from existing assets and in the medium term continue to build its assets through opportunistic acquisitions.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India and China. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of Dec 31, 2013	Percentage of holding as of March 31, 2013
IGC – Mauritius ("IGC-M")	IGC	Mauritius	100	100
IGC HK Mining and Trading Limited (“IGC-HK”)	IGC-M	Hong Kong	100	100
India Mining and Trading Private Limited ("IGC-IMT")	IGC-M	India	100	100
IGC Linxi Industrial and Trading Limited (“IGC- Linxi”)	IGC-HK	China	95	0
IGC Logistic Private Limited ("IGC-LPL")	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman")	HK Ironman	Peoples’ Republic of China	95	95
Techni Bharathi Private Limited (“TBL”)	IGC-M	India	100	100

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of December 31, 2013, the Company does not have any interest in any VIE or equity method investment.

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

Period	Period End Average Rate (P&L rate)	Period End Rate (Balance sheet rate)
Three months ended December 31, 2012	INR 52.88 per USD	INR 54.86 per USD
	RMB 6.29 per USD	RMB 6.29 per USD
Year ended March 31, 2013	INR 54.36 per USD	INR 54.52 per USD
	RMB 6.28 per USD	RMB 6.21 per USD
	HKD 7.77 per USD	HKD 7.76 per USD
Three months ended December 31, 2013	INR 58.22 per USD	INR61.92 per USD
	RMB 6.13 per USD	RMB 6.05 per USD
	HKD7.75 per USD	HKD 7.75 per USD

f)  Revenue recognition

The majority of the revenue recognized for the three month period ended December 31, 2013 and 2012 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

Specifically, our beneficiation plants in Inner Mongolia have two processes for refining iron ore.  The first, a dry process, takes low-grade iron ore and magnetically separates it into a higher-grade iron ore.  This is then fed into a wet process that further refines the iron ore into high-grade iron ore (finished product) that is sold to steel factories. Typically, revenue is recognized when the finished product is sold and meets the criteria set out above.  Our customers, typically, buy the finished product on a spot basis with a deposit and a 60-day payment term, or in some cases for cash on delivery.   In cases where iron ore is shipped from India to a customer in China, as an example, a typical CIF contract pays 95% at the time that the ship leaves port and the remaining 5% when the iron ore passes inspection in China. Therefore 95% of the revenue is recognized first and the remaining 5% is recognized later, and can take up to 90 days. CIF contracts are guaranteed by letters of credit from the customer.

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

p)  Fair value of financial instruments

As of December 31, 2013 and March 31, 2013, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

A significant portion of the Company’s sales in China is to key customers.  Five of such customers accounted for approximately 90% of gross accounts receivable as of December 31, 2013.

r) Leased mineral rights

In China, costs to obtain leased mineral rights are capitalized and amortized to operations as depletion expense within the leased periods, using the straight-line method.  Depletion expenses are included in depreciation and amortization on the accompanying statement of operations.

s)  Business combination

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

In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013, which for us is the fiscal year ending March 2014. The adoption of this guidance will not have a material impact on Company's consolidated financial position or results of operations.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

The $5,109,057 investments in former affiliates relates to Sricon. On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MoS”) with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately 5 acres of land in Nagpur. The settlement is expected to close by the end of this year.

Prepaid expenses and other current assets consist of the following:

	Period Ended December 31, 2013	Year Ended March 31, 2013
Prepaid /preliminary expenses	$718	$3,053
Advance to suppliers & services	563,113	737,199
Security/statutory advances	48,394	65,369
Advances to employees	1,016,299	905,219
Prepaid /accrued interest	662	2,825
Deposit and other current assets	152,405	16,849
Total	$1,781,591	$1,730,514

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	Period Ended December 31, 2013	Year Ended March 31, 2013
Sundry Debtors - old	$0	$11,318
Other Advance - old	400,339	454,787
Total	$400,339	$466,105

NOTE 4 – ACCOUNTS RECEIVABLES

The accounts receivable, net of allowances, amounted to $890,134 and $1,066,650, as of December 31, 2013 and March 31, 2013, respectively.  The accounts receivable net of reserves for the quarter ended December 31, 2013 comes primarily from iron ore traders associated with our iron ore business. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and the inherent credit risk.  Accounts receivable are not pledged.

NOTE 5 – LEFT BLANK INTENTIONALLY

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period Ended December 31, 2013	Year Ended March 31, 2013
Statutory payables	$4,017	$18,139
Employee related liabilities	45,591	49,751
Other liabilities /expenses payable	179,335	242,729
Total	$228,943	$310,619

Other non-current liabilities consist of the following:

	Period Ended December 31, 2013	Year Ended March 31, 2013
Creditors - old	$38,792	$51,864
Special reserve	617,499	601,524
Total	$656,291	$653,388

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

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	Period Ended December 31, 2013	Year Ended March 31, 2013
Balance at the beginning of the period	$592,274	$4,803,828
Adjustment form Ironman acquisition	-	(3,849,877)
Impairment of goodwill	-	(301,141)
Effect of foreign exchange translation	-	(60,536)
Total	$592,274	$592,274

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Please also see Note 9 - NOTES PAYABLE AND LOANS - OTHERS.

NOTE 11 – COMMITMENTS AND CONTINGENCY

No significant commitments and contingencies were made or incurred during the three months ended December 31, 2013.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Period Ended December 31, 2013	Year Ended March 31, 2013
Land	N/A	$12,069	$12,069
Building (flat)	25	1,295,224	1,328,413
Plant and machinery	20	9,316,018	9,396,659
Computer equipment	3	216,747	217,659
Office equipment	5	165,342	166,924
Furniture and fixtures	5	120,395	121,943
Vehicles	5	566,956	569,352
Assets under construction	N/A	4,275,024	4,288,469
Total		$15,967,775	$16,101,488
Less: Accumulated depreciation		$(8,236,147)	$(7,917,258)
Net Assets		$7,731,628	$8,184,230

Depreciation and amortization expense for the nine months ended December 31, 2013 and 2012 was $444,852 and $463,503, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  In fiscal year ended March 31, 2013 the Company issued 625,148 shares of common stock.  As of December 31, 2013, under the 2008 Omnibus Plan, 269,345 stock options and 779,103 shares of common stock have been awarded. As of December 31, 2013, no shares of common stock remain available for future grants of options or stock awards. Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was affected on April 19, 2013.

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

Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from December 31, 2012 to July 31, 2014.  During the quarter ended December 31, 2013, the Company issued 51,300 shares valued at $47,880 to this debt holder, which constituted an element of repayment of interest.

During the three months ended December 31, 2013, the Company also issued 30,000 shares of Common Stock to Medical Marketing Group (MMGI) valued at $31,200 for investor relations related services rendered.

On August 22, 2013, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimates that the net proceeds from the sale of the shares of common stock that are being offered will be approximately $3.6 million. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness, and other general corporate purposes. During the three months ended December 31, 2013, the Company issued 418,193 shares of common stock valued at $404,869 under this agreement.

Further, pursuant to IGC’s employee stock option plan, the Company has issued 269,345 stock options at an average exercise price of $7.80, all of which are outstanding as of December 31, 2013. The Company has also issued a total of 146,073 shares to some of its directors and employees.  As of December 31, 2013, IGC has 7,980,919 shares of Common Stock issued and outstanding.  Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

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

The Company’s effective tax rate was 0% for the quarters ending December 31, 2013 and December 31, 2012. The Company has US deferred tax assets which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting  future foreign income taxes.

The Company recorded an income tax expense of $1,885 resulting from operational results of its foreign entities for the three-month period ending December 31, 2013 as compared to a tax expense of $453 for the three month period ended December 31, 2012. As of December 31, 2013 and 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

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

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended December 31, 2013 and March 31, 2013 consist of the following:

	Period Ended December 31, 2013	Year Ended March 31, 2013
Investment in equity shares of an unlisted company	$48,450	$55,026
Investment in partnership		28,463
Total	$48,450	$83,489

NOTE 18 – OTHER INCOME

Other income for the three-month and nine-month period ended December 31, 2013 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange gain/loss for the three-month and nine-month periods ended December 31, 2013 amounted to $33,078 and ($322,682) respectively.

NOTE 19 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended December 31, 2013.

NOTE 20 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through December 31, 2013, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of December 31, 2013 and 2012 used for the computation of basic EPS is 7,734,444 and 6,006,174, respectively. Due to the loss incurred during the three-month the period ending December 31, 2013, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS. Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of December 31, 2013 and March 31, 2013, include certain aged receivables in the amount of $0.5 million.  The aged receivables in fiscal year ended March 31, 2013 are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of December 31, 2013. This receivable has been classified as current because the arbitration process has concluded and ruling was given in our favor.  Our policy is to recognize disputed receivables once we win an arbitration award. The costs associated with the revenue are recognized in the period that they are incurred. Between the arbitration award and collection of the receivable we follow up with the customer in an effort to enforce the arbitration award.  Specifically, in the case of the Cochin International Airport the customer is partially owned by the State Government with very little risk of default.

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

Company Overview

We operate as a mining, materials and infrastructure company in India and China. In India we engage in supplying and trading iron ore and in leasing construction equipment, and to a lesser extent constructing roads, highways and supply rock aggregate. In China we own and operate iron ore beneficiation plants and iron ore mines, and supply iron ore to steel mills, specifically in Inner Mongolia. We operate a shipping hub, at the border of China and Mongolia.

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

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue - Total revenue was $17.53 thousand for the three months ended December 31, 2013 as compared to $3,934 thousand for the three months ended December 31, 2012. The revenue reported for the December quarter ended 2012 was primarily from trading of iron ore. During the December 2013 quarter, however, the Company focused on beneficiation of iron ore.  We diverted all our resources to beneficiation and away from trading iron ore.  For part of the quarter we ran the dry process and accumulated the output of the dry processor.  Mainly, because we needed to build a supply of output from the dry processor and the ensuing winter and cold temperatures we did not start the wet process. Therefore we did not obtain a finished product (out put of high grade iron ore from the wet magnetic processor).  The partially finished product is reported in inventory and is not recognized as revenue till it is processed into high-grade iron ore and is sold to the steel factories. The shift from low margin trading to high margin beneficiation is part of our strategy to become profitable. The revenue that is reported in this quarter is from the leasing or rental of the heavy machinery that we own in TBL.  This business is currently very small but is growing rapidly with very good margins.  We will report on this in the future as it becomes more significant.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended December 31, 2013 was $7.79 thousand as compared to $3,190 thousand for the three months ended December 31, 2012. The cost of revenue reported in the December 2012 quarter represents costs associated with the procurement of raw materials associated with the trading of iron ore.   However, in the December 2013 quarter, the cost of acquiring raw materials associated with beneficiation of iron ore are reported as part of inventory as it represents a partial completion of the process. The amount that is reported represents the cost associated with the rental business that we have begun in TBL, which is currently small but growing.

Selling, General and Administrative - Selling, general and administrative expenses were $156 thousand for the three months ended December 31, 2013 as compared to $154 thousand for the three months ended December 31, 2012.  The SG&A for the quarter ended December 2013 includes about $32 thousand of non-cash expenses associated with the award of stock to one of our vendors.

Depreciation – The depreciation expense was $148 thousand in the three months ended December 31, 2013 as compared to $135 thousand in the three months ended December 31, 2012.  The company is investigating and expects to, in the near future, change its depreciation policy from its current straight line depreciation to depreciation associated with beneficiation of iron ore.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended December 31, 2013 were $52.5 thousand as compared to $2.7 thousand for the three months ended December 31, 2012. The increase in interest is largely from a monthly non-cash payment on the loan of $1.8M.

Other income (loss) – Other income net loss of $41.4 thousand for the three month period ended December 31, 2013 contains certain foreign exchange gain/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange gain/loss for the three-month period ended December 31, 2013 and December 31, 2012 amounts to $33.07  thousand, and ($159.01)  thousand respectively.  The losses/gains are attributable largely to the depreciation/appreciation of the Indian rupee against the USD and are considered foreign exchange losses/gain.

Consolidated Net Income (loss) – In the three months ended December 31, 2013, the Company reported a GAAP net income loss of ($299.8) thousand and a GAAP EPS of ($0.04) compared to a GAAP net income of $311 thousand and a GAAP EPS of ($0.02) for the three months ended December 31, 2012.  The loss in the December 2013 quarter is attributable to our shift in strategy from trading to higher margin beneficiation. We expect that this strategy once fully implemented will generate consistent earnings.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012

Revenue - Total revenue was approximately $2,275 thousand for the nine months ended December 31, 2013, as compared to about $6,553 thousand for the nine months ended December 31, 2012. The revenue was from trading iron ore, construction and leasing of heavy equipment to construction contractors.  In India the mines remained closed.  However, in Inner Mongolia we have begun to operationalize the first of our three plants. Our expectation is that revenue and margins will rise as we commence the sale of iron ore from our plant.

Cost of Revenue (excluding depreciation) – Cost of revenue for the nine months ended December 31, 2013 was approximately $1,888 thousand as compared to approximately $5,236 thousand for the nine months ended December 31, 2012. The cost of revenue represents the cost of acquiring raw material and logistics. The decrease in the cost of revenue is a reflection of the decreased revenue from trading and our focus on beneficiation of iron ore in our plant.

Selling, General and Administrative - Selling, general and administrative expenses were about $930 thousand for the nine months ended December 31, 2013 as compared to approximately $937 thousand for the nine months ended December 31, 2012.

Depreciation – The depreciation expense was approximately $445 thousand in the nine months ended December 31, 2013 as compared to about $464 thousand in the nine months ended December 31, 2012. The company is investigating and expects to, in the near future, change its depreciation policy from its current straight line depreciation to depreciation associated with beneficiation of iron ore.

Interest and other financial expenses – The interest expense and other financial expenses for the nine months ended December 31, 2013 were about $234 thousand as compared to approximately $29 thousand for the nine months ended December 31, 2012. The increase in interest is mainly the result of a monthly non-cash payment on the $1.8M loan.

Other income (loss) – Other income for the nine month period ended December 31, 2013 contains certain foreign exchange gain/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss/gain for the nine-month period ended December 31, 2013 and December 31, 2012 amounts to ($323) thousand, and ($334) thousand respectively.  The losses/gains are attributable largely to the depreciation/appreciation of the Indian rupee against the USD and are considered foreign exchange losses/gain.

Consolidated Net Income (loss) – Consolidated net loss for the nine months ended December 31, 2013 was approximately ($1,547) thousand compared to a consolidated net loss of about ($360) thousand for the nine months ended December 31, 2012. The increased loss is largely attributable to three non-cash factors: 1) increased interest payment, 2) increased SG&A from the grant of ESOP shares, and 3) foreign exchange losses.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the nine-month periods ended December 31, 2013 and 2012.

During the nine months ended December 31, 2013, cash used in operating activities was ($867) thousand compared to $1,260 thousand provided by operating activities during the nine months ended December 31, 2012.

During the nine months ended December 31, 2013, investing activities from continuing operations provided $639 thousand of cash as compared to $373 thousand provided during the same period in 2012.

For the three-month period ended December 31, 2013, our non-GAAP cash burn was approximately $93 thousand after adjusting for $147 thousand of depreciation, $33 thousand of non-cash foreign exchange gain and $51 thousand of non-cash interest payment and $31 thousand other non cash items.

 At the end of December 31, 2013, our cash and cash equivalents along with restricted cash was $440,626. We have enough cash to continue operations, but not enough cash to expand the business or take advantage of the opportunities that we see, including other acquisitions.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2013 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

There were no unregistered securities sold by us during the quarter ended December 31, 2013.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 14, 2014	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ Daniel Ngai
Daniel Ngai
Interim Treasurer, Principal Financial and Accounting Officer