Form 10-K/A
period 2013-03-31
India Globalization Capital, Inc.
filed 2014-07-15
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
  Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K of India Globalization Capital, Inc. (the “Company”) for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission on July 14, 2013 (the “Original Filing”). This Amendment is being filed to supplement the following sections of the Form 10-K for the purpose of providing additional disclosure in response to comments received from the Staff of the SEC in connection with a review of our Form 10-K:

General

To comply with the guidance provided by Industry Guide 7 we revised our disclosures and: (a) deleted references to “reserves,” “estimated reserves” and those estimated values associated with mineral reserves; (b) changed all references to “production” and “mining” to “beneficiation;” (c) made specific reference to “iron ore” as opposed to simply “ore;” (d) clarified and specifically disclosed that currently we do not have exploration activities or exploration plans.

Overview, Background and Effects of Restatement

In this amendment to the Annual Report on Form 10-K, India Globalization Capital, Inc. has made the following changes

a) For fiscal year ended March 31, 2012:
   1. Restated its consolidated balance sheets and consolidated statement of cash flows;
   2. Improved the disclosures on the notes to consolidated financial statements.

b) For fiscal year ended March 31, 2013:
   1. Restated its consolidated balance sheets and consolidated statement of cash flows;
   2. Amended its management discussion and analysis as it relates to the year ended March 31, 2013.
   3. Improved the disclosures on the notes to consolidated financial statements.

The restatements reflect adjustments to correct errors identified by the SEC through its original and follow up comment letters dated January 28, 2014, April 2, 2014 and May 27, 2014. The restatement adjustments reflect a reclassification in the consolidated balance sheets and consolidated statement of cash flows.

The changes described above are non-cash items and do not impact the Company’s operations.

Reclassification in the Company’s Consolidated Balance Sheets

The goodwill and intangible assets for both fiscal years ended March 31, 2012 and 2013 were disclosed as combined amounts under a single line item. The mentioned consolidated balance sheets have now been restated to disclose goodwill and intangible assets as separate line items.

Reclassification in the Company’s Consolidated Statement of Cash Flows

For fiscal year ended March 31, 2012, the cash paid for interest under the supplementary information as well as the common stock issued for exchange of notes payable were mistakenly reported as NIL. Also, the line called “common stock issued for exchange of notes payable” did not accurately described the amounts shown. This line has been edited to read “Common stock issued for to pay interest and penalty/exchange of Notes Payable.” These two line items are now been reported as $239,451 cash paid for interest and $2,543,775 for common stock issued to pay interest and penalty/exchange of Notes Payable.

For fiscal year ended March 31, 2013, the non-cash interest expense, under cash flows from operating activities, and the cash paid for interest, under the supplementary information, were mistakenly reported as $114,654 and NIL, respectively. These two line items are now been reported as $501,300 non-cash interest expense and $32,582 cash paid for interest. Also, the change to the amount disclosed under non-cash interest expense caused the following adjustments: i) net cash used in operating activities from $178,199 to $564,845; ii) Proceeds from loans from $610,951 to $224,305; iii) Net cash provided/(used) by financing activities from $414,337 to $27,691.

Improvement to the disclosures on the notes to consolidated financial statements

              The improvements to the disclosures reflect comments by the SEC Staff through its original and follow up comment letters dated January 28, 2014, April 2, 2014 and May 27, 2014.

Item 1A. Risk factors, page 8
We added 3 risk factors related to our securities.

Item 2. Properties, page 11
We included a statement disclosing that we currently have no exploration plans and clarified our intention to define mineral reserves pursuant to the Industry Guide 7 definitions. We also improved our disclosure to: (i) include a table that provides a brief overview of our trading operations in China; and (ii) a table that summarizes the nature of activity, type of license required and held and encumbrances in obtaining permit for each location where the company operates through its subsidiaries. We also clarified that in China we do not own or operate iron ore mines, but own and operate iron ore beneficiation plants, and added a description of our beneficiation facilities, including the capacity and utilization, pursuant to Item 2 of Regulation S-K.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations, page 13
Critical Accounting Policies and Estimates, page 16
We removed item l) Accounts –Long Term from future filings as there is none to report or disclose during the periods covered by this report.  We also revised the disclosure on Revenue Recognition and Accounts receivable.

The heading Overview, Background and Effects of Restatement was added to explain the corrections made to the consolidated balance sheets and consolidated statements of cash flows for both fiscal year ended March 31, 2012 and 2013.

Result of Operations, page 18
Fiscal year ended March 31, 2013 compared to fiscal year ended March 31, 2012, page 18
Revenue, page 18
We revised our discussion of revenue to include revenue generated from our construction business and to provide additional analysis to explain the increase of our revenue.

Cost of Revenue, page 18
We revised our disclosure to describe the cost components included in our cost of revenues for the periods reported and discussed any events that caused the material change in the relationship between costs and revenue.

Balance sheet explanations, page 19
We revised this item and added a description of our accounts receivable and a discussion the primary drivers that are responsible for the decrease in accounts receivable since we had a material increase of revenue between years.

Liquidity and Capital Resources, page 19
We amended this item to state that we intend to repatriate a portion of cash and cash equivalents held by our foreign subsidiaries, and what we need to do regarding permissions and taxes when the foreign balances are repatriated.

Item 8. Financial Statements and Supplementary Data, page 21
Report of Independent Registered Public Accounting Firm, page F-1
We added the missing audit report of our previous auditor Yoganandh & Ram covering the financial statements as of and for the year ended March 31, 2012, amended to include the acknowledgment of the restatements explain in Note 4 made to the consolidated balance sheets and consolidated statements of cash flows for fiscal year ended March 31, 2012, to comply with the requirement to provide two years of audited financial statements.
We also included the amended audit report of our auditor AJSH and Co. covering the financial statements as of and for the year ended March 31, 2013, which acknowledges the restatements explain in Note 4 made to the consolidated balance sheets and consolidated statements of cash flows for fiscal year ended March 31, 2013.

Consolidated Balance Sheets, page F-2
We revised our consolidated balance sheets and the movement in goodwill and intangible asset in Note 11 on page F-19 to present a separate line item for goodwill and a separate line for intangible assets.

Consolidated Statements of Cash Flows, page F-6
We added a clarification to the disclosure we presented in Note 7, to reconcile “Non-cash interest expense” for $501,300 and $491,147 for the years ended March 31, 2013 and 2012, respectively.
We further improved the description of the line items $501,300 for the years ended March 31, 2013 and $2,232,628 for the year ended March 31, 2012.

Note 2 – Significant Accounting Policies, page F-10
e) Revenue Recognition, page F-11
We revised our revenue recognition and accounts receivable policies notes to state specifically how we recognize revenue from trading iron ore and also described our collection policies for these receivables.

r)  Leased Mineral Rights, page F-14
We revised our disclosure to this item to clarify that as of March 31, 2013 we had no lease mineral rights.

Note 4 – Restatement of Previously Issued Financial Statements
We used Note 4, which was left intentionally blank before, to explain the restatements made to the consolidated balance sheets and consolidated statements of cash flows for both fiscal years ended March 31, 2013 and 2012.

Note 19 – Segment Information, page F-23
We added disclosures about our products and services, geographic areas and major customers.

Note 23 – Certain Aged Receivables, page F-25
We revised the disclosure to (a) clarify where the “certain aged receivables” are classified in the balance sheet;  (b) provide the date that TBL won the arbitration award against the Cochin International Airport (CIA) parties; (c) to explain why the balance of the aged receivables decreased from $2.03 million to $0.5 million in 2013; and to (d) state that we did not incur a probable loss.

Item 9A. Controls and Procedures
We revised our disclosure to conclude, that despite of the detailed review of disclosure controls and procedures and internal control over financial reporting and in light of the Staff’s comments, management now believes that the disclosure controls and procedures pursuant to Item 307 of Regulation S-K were not effective for fiscal 2013.

Exhibits 23.1 and 23.2
We added revised consents by our previous and current auditors addressing the incorporation by reference to the Form S-3 of the audit reports covering the 2012 and 2013 financial statements included in the 2013 Form 10-K.

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

On February 19, 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (IGC-IMT) based in Chennai, India. IGC IMT was formed on December 16, 2008, as a privately held company engaged in trading. It currently operates iron ore shipping hubs and trades iron ore.

On July 4, 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (IGC-MPL) based in Nagpur, India and 100% of IGC Logistics, Private Limited (IGC-LPL) also based in Nagpur, India. IGC-MPL conducts IGC’s quarrying business, and IGC-LPL is involved in the transport and delivery of ore, cement, aggregate, and other materials.

Together, IGC-IMT, IGC-MPL, and IGC-LPL carry out our trading business in India. Each was formed by third parties at the behest of IGC-M to facilitate the creation of the subsidiaries. The purchase price paid for each of IGC-IMT, IGC-MPL, and IGC-LPL was equal to the expenses incurred in incorporating the respective entities with no premium paid.

Linxi Hefei Economic and Trade Co , (PRC Ironman), incorporated on January 8, 2008, is a Sino-foreign Equity Joint Venture (EJV) engaged in processing and extracting iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the eastern part of the autonomous region of Inner Mongolia.

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

Company Overview

We operate as a materials and infrastructure company in India and China. In India we engage in supplying and trading iron ore and in leasing construction equipment, and to a lesser extent constructing roads, highways and the supply of rock aggregate. In China we own and operate iron ore beneficiation plants, and supply iron ore to steel mills, specifically in Inner Mongolia. We operate a shipping hub, at the border of China and Mongolia. We are an exploration stage mining company with no reserves.

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

China’s industrial revolution promises strong demand of infrastructure materials, like steel and its raw material iron ore, for decades to come.  China's need for imported iron ore will continue to rise due to the decreasing quality of the country's own iron-ore reserves. Its domestic iron ore mining industry is also inadequate to support the growing needs of its steel industry. According to the London-based International Steel Statistic Bureau, China produced 46.3% of the world’s steel supply in 2012, making it the world’s largest steel industry. And Chinese steel production for the first three months of 2013 totaled 191.75 tons, up 10.1% from last year.

According to Reuters, China imported roughly 60% of the world’s iron ore supplies in 2011 (642 million tons). In 2012, its imports grew to 743.6 million tons. Part of the reason the Chinese steel industry requires so much iron ore is because of the prevalence of blast furnaces over electric arc furnaces. Blast furnaces blow oxygen through molten pig iron, which is formed out of iron ore, whereas electric arc furnaces recycle scrap steel and melt it down rather than use iron ore. According to the World Steel Association 2012 Steel Statistical Yearbook, 89.6% of steelmaking in China was done in blast furnaces in 2011 (in the U.S., by comparison, just 39.6% of steelmaking was done in blast furnaces that year).

China’s exports of steel are crucial to the global economy. According to the International Steel Statistics Bureau, it exported more steel than any other country in 2011, and the 37.6 million metric tons it exported Q1-Q3 in 2012 represent an 11% increase over the 33.8 million metric tons it exported Q1-Q3 in 2011. Its steelmaking is also important to its own economy: according to the 2013 CIA World Factbook, the steel making industry comprised 45.3% of China’s 2012 GDP (China’s GDP itself was $8.38 trillion in 2012, making it the third largest in the world behind the U.S. and the E.U.).

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

1.	A sophisticated and integrated approach to bidding, modeling, costing, management, and monitoring of t ra ding and construction projects.
2.	Knowledge, history, and ability to work in the iron ore sector in India, Inner Mongolia, and Mongolia.
3.	Knowledge of low-cost logistics for moving commodities across long distances in specific parts of India, Inner Mongolia, and Mongolia.
4.	Knowledge of the licensing process for mines in India and Inner Mongolia and a growing understanding of licensing process in Mongolia.
5.
Strong relationships with several important construction companies and mine operators in southern and central India and Inner Mongolia, Mongolia, and strong relationships at the appropriate levels of government in India and Inner Mongolia.

6.	Access to the sand ore in the hills of Inner Mongolia and iron ore in the hills of northern Mongolia.

Business Areas

1.  Beneficiation and Trading (“ B &T”).

Our beneficiation , trading and quarrying activity currently centers on a) sale of iron ore beneficiated at our plants in China, and b) sale of iron ore to customers in India and in China.  India is the fourth largest producer of iron ore while China is the world’s largest steel producer.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014. A Reuters’ poll published on the week of September 10, 2012, reports that the market consensus is for growth in 2012 to come in at 7.7 percent, with the last three months of the year picking up from 7.4 to 7.6 percent. However, China’s government has also announced a one trillion yuan ($158 billion) infrastructure spending drive. This stimulus package is projected to rekindle China’s demand for steel.  According to the World Steel Association, China accounted for 648 million metric tons of steel production in 2010. As The Wall Street Journal reported, this production was almost half of total global output.  On August 6, 2012, The Wall Street Journal stated that China produced 683 million metric tons in 2011 and was expected to produce about 679 million metric tons in 2012.  China is also a net importer of iron ore from Australia, Brazil, India and other countries.  According to Reuters, September 11, 2012, “China produces about 1 billion tons a year of iron ore and buys 60 percent of the steelmaking raw material traded globally.”

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

In China we are engaged in the processing and extraction of iron ore from sand and dirt at our beneficiation plants. These plants convert low-grade iron ore to high-grade iron ore through a dry and wet separation process. This provides IGC with a platform in China to expand its business.  Our goal is to ship low-grade iron ore, when available from India, to China, convert the iron ore to higher-grade iron ore and sell it to customers in China. This allows us to maximize our capacity at the beneficiation plants.  Our customers include local traders and steel mills near the port of Tianjin and steel mills located there.  This area has excellent access roads consisting of multi-lane highways. Our staff is experienced in delivering and managing the logistics of iron ore transport.  We are also building a similar expertise in parts of Mongolia, which border Inner Mongolia. Our share of the trading market is significantly less than 1%.  However, we have an opportunity to consolidate and grow our market share in a specific geographic area, and that is our focus.

The Company is not engaged and does not intend to engage in significant mining operations falling within the meaning of SEC Industry Guide 7.  Our subsidiary in Inner Mongolia, in which we own a 95% equity interest, has two beneficiation plants and one under construction.  These plants were not operational in fiscal 2013 or 2012.  Further, in fiscal 2013, the Company had no beneficiation activity.  Our activity was limited to identifying sources for raw materials that could be purchased for processing using our plants.

The plants are located on 2.2 square kilometers in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia.  The plants are 250 miles from Beijing, 185 miles from Tianjin Port and 125 miles from Jinzhou Port and well connected by roads, planes and railroad.  Our subsidiary has title to all the equipment and the land on which the plants are located are rented from the farmers as required by the laws of China.

The table below gives a brief overview of our trading operations in China:

Tons and Grade of Iron Ore purchased	Tons and Grade of Iron Ore Sold	Average Cost of Material Purchased	Average Price of Material Sold
57,985 tons of 61+% Fe content Iron ore	57,985 tons of 61+% Fe content Iron ore	$111 per ton	$115 per ton

The following are the relevant features of the trading activities carried out by our subsidiary in China:

•
The company carries out its trading activity based on purchase orders placed by local buyers (local traders and steel mills) in and around Inner Mongolia and our Chinese subsidiary in turn places orders with its listed vendors, located locally. There are no long-term contracts both for the purchases and sales made by the subsidiary. During fiscal 2013, the subsidiary did not carry out any value addition to the iron ore sold and the purchases were made based on spot pricing of iron ore.

•
With respect to the transportation and storage of goods, our subsidiary contracts with local transportation agents for the transportation of goods and rents space for storage of iron ore. The infrastructure used for these operations are warehouses and pieces of secured land all which were rented. We have no long-term contracts for the warehouses or the secured land.

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

Revenue Contribution

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Business Area	Year Ended March 31, 2013
TBL	Construction	10%
IGC-IMT	Trading	0%
IGC-MPL	Trading	0%
IGC-LPL	Trading	0%
HK – Ironman	Trading	83%
IGC	Trading	7%
Total IGC		100%

Customers

In China, our present and past customers include several steel mills, including local traders and steel mills near the port of Tianjin. In India, our present and past customers include the National Highway Authority of India, several state highway authorities, the Indian railways, and private construction companies.

Growth Strategy and Business Model

1.	Leverage our expertise in the logistics and supply of iron ore by increasing the number of beneficiation plants, shipping hubs.
2.	Increase our supply chain to procure low-grade iron ore that can be beneficiated in our plants in Inner Mongolia, China.
3.	Expand our iron ore assets by acquiring mines and more beneficiation plants.

Competition

Beneficiation of iron ore is a significantly competitive business. We compete with local companies in Inner Mongolia and may compete with them in northern Mongolia.

In Inner Mongolia, the competition in the immediate area consists of three other operators and is fairly limited mainly because demand for iron ore within China is high and the market can absorb almost any amount of iron ore that is produced. We compete on prices, quantity, and quality. While the iron ore industry is an established and relatively efficient market, we remain competitive because we have a geographic advantage in a region of Inner Mongolia, with beneficiations plants.

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

Our beneficiation operations are subject to a number of risks and hazards including:

▪	industrial accidents;

▪	unusual or unexpected geologic formations;

▪	explosive rock failures; and

▪	flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in a variety of issues that could affect our operations, such as damage to or destruction of properties or beneficiation facilities, environmental damage, delays in our beneficiation operations, personal injury or death, monetary losses and possible legal liability.  In order to mitigate these risks we are consulting with attorneys about the possibility of creating several subsidiaries and structurally isolating each plant so that liability can be limited.  No assurance can be given that we will be able to avoid any or all of the hazards discussed above and any such occurrence may substantially affect our business and financial operations.

Our operations are highly susceptible to hazardous weather conditions and seasonal weather conditions.

India, specifically the east and west coasts where our supply chains are located, northern Mongolia, and northeastern China where Ironman’s processing chain is located, potentially experience severe weather conditions.  Severe weather conditions could cause our supply chain and/or processing chain to temporarily curtail or stop operations materially affecting our quarterly results.  During periods of curtailed activity due to adverse weather conditions, our operations in both countries may continue to incur operating expenses, reducing profitability.  Certain weather conditions may affect iron ore beneficiation and trading operations.  The Ironman beneficiation plant is located in a region with a typical subtropical climate characterized mainly by high precipitation and high evaporation and humid conditions.  The rainy season occurs from May to August of each year, which may make the plant inaccessible or unusable during such rainy season due to flooding caused by insufficient drainage necessary to release the excess water that has accumulated.  During the last rainy season there was a particularly rainy season marked by much flooding in China and a halt in business operations for several months. In northern Mongolia, temperatures can dip to as low as -30 degrees Celsius in the winter, making certain operations difficult.  As such, iron ore beneficiation and trading operation s may be interrupted due to inclement or hazardous weather conditions experienced during such rainy season.

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

Our process involves moving iron ore from mine heads to crushers and then to the port for shipping.  We rely on third parties to provide a number of important services in connection with our business, and any disruption in these services could materially affect our business.  For example, we depend on trucking companies to move the ore.  A surge in demand for iron ore and, in general, other commodities, could increase the cost of domestic logistic affecting our profitability.  Additionally, we depend on shipping agencies to move iron ore from India to China and an increase in the price of shipping could adversely affect our profitability. We are considering using both trucks and trains to move iron ore from Mongolia to China, which would be subject to the same concerns.

Assessment of penalties for time overruns and lack of quality may adversely affect our economic performance.

TBL executes construction contracts primarily in the roads and infrastructure development sectors.  TBL typically enters into high value contracts for these activities, which impose penalties if the contracts are not executed in a timely manner.  If TBL is unable to meet the performance criteria prescribed by the contracts, then levied penalties may adversely affect our financial performance.  Furthermore, we may pay demurrage for some of our iron ore delivery contracts, if iron ore is not loaded onto ships in the time prescribed by delivery contracts.  The payment of demurrage may adversely affect our financial performance.  The iron ore shipped by us from India is shipped with a quality certificate from a leading company.  However, the buyers in China also perform quality measurements, which could differ from the initial quality certificate.  This may result in negative price adjustments affecting our profit margins.  The rock aggregate business is less sensitive to time overruns and quality.

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

Iron ore beneficiation is inherently dangerous and subject to conditions or events beyond our control, and any operating hazards could have a material adverse effect on our business.

During the course of iron ore beneficiation activities, we use dangerous materials and there is no assurance that accidents will not occur.  Should we be held liable for any such accident, we may be subject to penalties, and possible criminal proceedings may be brought against us by our employees, which could have a material adverse effect on our business.

PRC Ironman’s operations could have material safety concerns, which may result in accidents and in turn negatively affect our revenue.

PRC Ironman’s operations could have safety issues in its iron ore beneficiation plants including, in part, inadequate natural ventilation, likelihood of flooding, etc.  Accidents and employee’s injury arising from any safety issues may cause suspension or discontinuance of our beneficiation operation s and thus negatively affect our revenue.

Beneficiation activities are labor intensive and employ low levels of mechanization, which may result in inefficiency and impose greater safety and health hazards concern.

Ironman used rudimentary beneficiation methods and low levels of mechanization since the beginning of its operation.  The labor-intensive and low-mechanization method s its uses in its beneficiation operations results in inefficient operation s .  The relatively large number of workers exposed to dust, noise, heat and vibration caused by its methods may increase the possibility of accidents and health hazards.

We may suffer losses resulting from unexpected accidents.

Like other similar companies, our operations may suffer from structural issues such as unusual or unexpected geologic formations or explosive rock failures that may result in accidents that cause property damage and possible personal injuries.  We can give no assurance that industry-related accidents will not occur in the future.  We do not maintain flood or other property insurance covering our properties, equipment, or inventories.  Any losses and/or liabilities we incur due to unexpected property damage or personal injury could have a material adverse effect on our financial condition and results of operations.

Restrictive regulation on the export of iron ore may adversely affect our business.

Restrictive regulation on the export of iron ore from India or the import of iron ore into China may adversely affect our profitability.  India restricts the export of high quality iron ore to government agencies.  China restricts the import of low quality iron ore to specific agents.  In the event these regulations change and become even more restrictive, our profitability could be adversely affected.

 Strikes, civil unrest, and tensions between India, Mongolia, and China could have an impact on our business.

The supply chain for iron ore is heavily dependent on transportation.  A strike by truck drivers could adversely affect our business.  The processing plant in China is located in the province of Inner Mongolia and any civil unrest in that area, or other parts of China, could disrupt the logistics and processing chain adversely affecting our business.  India and China have had their share of disputes in the past 60 years.  India and China had ancient friendly ties going back to the silk route.  However, beginning in the 1950s the relationship became strained largely over Tibet and issues over borders.  In 1962, China attacked India along its border, coinciding with the Cuban missile crisis that preoccupied the super powers U.S., Russia and the UK.  The war ended with a complete withdrawal that coincided with the arrival of the U.S. air force.  However, while there can be no guarantee that hostilities may again reappear between the two countries, much has changed since the 1962 war.  Both India and China are now nuclear powers, underpinning the notion of Mutually Assured Destruction, and both are strategic partners with the U.S.  Both countries took part in the first ever BRIC (Brazil, Russia, India and China) Summit, in June 2011.  Both countries have had thirteen rounds of border talks and the recent one in August 2011, ended with both nations discussing raising their strategic partnership to a higher level.  In 2008-2009 India’s largest trading partner was China followed by the U.S. and the United Arab Emirates.  If hostilities between the two countries reappear, our business may be adversely affected. Indian and Mongolian relations appear to be stable. Mongolia may see India as an important ally given China’s military ascendency, instability in the Middle East, and its status as a leading democracy in its region, and the two have participated in joint military exercises together over the past few years. However, it is possible that India is displaying such eagerness to cooperate with Mongolia only to gain access to its mineral wealth. Regardless, relations between the two countries are currently on strong footing, unlike those between Mongolia and China. Centuries ago, Mongolia was part of the Chinese empire, but it now seeks to decrease its dependence on China. After Mongolia gained independence from the Soviet Union, its economy quickly became reliant on Chinese demand. China is Mongolia’s largest foreign investor, and nearly all of Mongolian exports go to China. However, this dependence has man in the Mongolian government worried, and so the government recently passed a law making Chinese investment in Mongolia more difficult. An influx of illegal Chinese laborers, who work for lower wages than Mongolians do, contributes to social tensions as well.

Currency fluctuations may reduce our profitability.

Iron ore is traded in USD.  However, the supply side, including logistics in India, is settled in Indian rupees (INR).  On the other hand, the expenses for processing the iron ore in China are all met in RMB.  Therefore, three currencies are involved in a typical trade.  Fluctuations of one currency relative to the others may adversely affect our profit margins.

Environmental regulations could adversely affect Ironman’s business.

The process of getting iron ore from the ground is typically environmentally unfriendly as is the process of beneficiation, which uses ground water.  Stricter environmental controls in India or China on the se process es could have an adverse impact on our business, by raising additional compliance expenses.  Mineral exploration and processing , as well as Ironman’s current and future beneficiation operations are, and may continue to be, subject to stringent state, provincial and local laws and regulations relating to environmental quality, production, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine safety, toxic substances and other matters.  Mineral processing is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products . .  Compliance with these laws and regulations will impose substantial costs on Ironman and may subject it to significant potential liabilities.  Further, any changes to these regulations may increase Ironman’s operating costs and may adversely affect its results of operations.

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

Five of our iron ore customers accounted for 90%, respectively of its total revenue for the fiscal year ended March 31, 2013.   We expect this concentration to continue, as the buyers of iron ore tend to be large traders or steel mills.  Non-renewal or/and termination of such relationship may have a material adverse effect on its revenue.  No assurance can be given that following the Acquisition that it will be able to maintain such a relationship.  Additionally, no assurance can be given that our business will not remain largely dependent on a limited number of customers accounting for a substantial part of our revenue.

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

Large companies in Brazil, Australia, India, and other iron ore producing countries dominate the iron ore business.  Most of these companies are miners and export directly to the large steel mills around the world.  Our strategy of sourcing low-grade inexpensive iron ore from India or Mongolia and processing it in China allows us to supply steel producers at competitive prices, while maintaining margins.  We depend on our expertise in sourcing low cost low-grade iron ore and to process the iron ore.  If we are unable to offer competitive prices there could be a significant reduction in our revenue.

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

The majority of our revenue is derived from the sale of high-grade iron ore.  Consequently, our revenue is directly related to the price of high-grade iron ore.  We do not conduct any hedging of the price of iron ore, which exposes us to increased price volatility.  Iron ore is one of the biggest dry bulk commodities traded and shipped.  According to the U.S. Geological Survey, Mineral Commodity Summaries, January 2012 report, the estimated world total mine production of iron ore was 2,800 million metric tons of usable iron ore worth $336 billion and the world total resources of iron ore content was 80,000  million metric tons of usable ore. The price (estimated from reported value of iron ore at mines) was $120 USD per metric ton. The growth of spot trading in this huge market presents an opportunity for banks, traders, producers and consumers to manage price risk and exposure.  Trading since 2008, the iron ore swap has emerged as the leading instrument for iron ore hedging and risk management.  Changes in the prices of high-grade iron ore and lead may adversely affect our operating results.  It is difficult to predict whether high-grade iron ore prices will rise or fall in the future and a decline in prices could have an adverse effect on our future results of operations and financial condition.

Risk Related to Our Securities

We do not currently have accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP and SEC rules and regulations.

Our accounting personnel are located, in Hong Kong, India, China and the U.S, primarily near our businesses, and they all do not have sufficient knowledge of and professional experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP and SEC rules and regulations. This may impact our ability to prepare financial statements and maintain our books and records in accordance with U.S. GAAP, and SEC rules and regulations, which will constitute a material weakness in our internal controls over financial reporting unless rectified.

Material weaknesses in our internal controls and financial reporting, and our lack of accounting personnel with sufficient U.S. GAAP experience may limit our ability to prevent or detect financial misstatements or omissions.  As a result, our financial reports may not always comply with U.S. GAAP and the Accounting Standards Codification.  Any material weakness, misstatement or omission in our financial statements will negatively affect the market, and price of our stock which could result in significant loss to our investors.

As reported earlier, our CFO is on indefinite leave due to health reasons.  Our current interim CFO does not have significant U.S. GAAP or SEC reporting experience. Our strategy to supplement the gap in in reporting knowledge or experience is to use the advisory services of experts, some of whom we have already hired and in the process of supplementing. Although we are actively seeking individuals with sufficient knowledge of U.S. GAAP and Accounting Standards Codification and SEC rules and regulations, qualified individuals with necessary language and geographic experience are proving to be difficult to find. Therefore, we may experience “weakness” and potential issues in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a weakness relating to the Company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. GAAP, particularly with our reporting in China.  Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of new acquisitions, changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This may result in significant deficiencies or material weaknesses in our internal controls, which could affect the reliability of our financial statements and prevent us from complying with SEC rules and regulations.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our Common Stock.  To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for and price of our stock may be impaired.

We incur costs as a result of operating as a public company.  Our management is required to devote substantial time to new compliance initiatives.  Because we report in U.S. GAAP, we may experience delays in closing our books and records, and delays in the preparation of financial statements and related disclosures.

As part of a public company with substantial operations in foreign countries, we are experiencing an increase in legal, accounting and other expenses.  In addition, the new rules implemented by the SEC and the NYSE MKT have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  We have completed the testing of internal controls in all our subsidiaries in India and China.  We expect to take actions that include the curtailment of activity whose reporting and compliance costs exceed any present or future shareholder benefit.  We also anticipate installing improved systems and processes. However, we cannot be certain as to the timing or completion of the remediation actions, or their full impact on our operations.  Furthermore, it is difficult to hire personnel in India and China who have sufficient experience with U.S. GAAP and SEC rules and regulations. To compensate, we have hired several competent consultants to help review our internal reporting and disclosures, and to train our Indian and Chinese staff in SEC reporting and U.S. GAAP.  We do not foresee a problem other than the time and increased cost required to hire qualified individuals, complete the training and to implement the improved processes.  However, until then we may experience delays in the preparations of financial statements and related disclosures.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our headquarters are located at 4336 Montgomery Avenue, Bethesda, Maryland, 20814. TBL’s headquarters are located in Kochi, India and PRC Ironman’s headquarters are located in Linxi, Inner Mongolia, PRC. In addition, we have offices or representatives in Mauritius, Hong Kong, Nagpur, and Chennai, India.

We pay IGN, LLC, an affiliate of Ram Mukunda, our President and Chief Executive Officer, $4,000 per month for office space and certain general and administrative services.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by our Board of Directors at any time without notice.

During the fiscal year ended March 31, 2013, total rent expense was $48,000.  We expect that this expense will remain at approximately this level during the fiscal year ending March 31, 2014.

The Company is not involved in investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, as all of our land rights are used for  beneficiation purposes. We currently have no exploration plans. When we have exploration plans, our intention is to define mineral reserves pursuant to the Industry Guide 7 definitions.

In fiscal 2013, our company operated through its subsidiaries in India and Inner Mongolia, a province of China. With respect to the operations in India, in fiscal 2013 we were not involved in mining or quarrying activities. We were involved in trading and in renting heavy machinery. We do not have a mining license in India. Our subsidiary IGC-MPL owns an office space of about 1,500 sq. feet.  The office space was acquired in 2010, is located in Nagpur India, and has a gross value of $62,044.  Our Subsidiary TBL has an apartment located in Cochin India with a gross value of $8,333.

Our subsidiary PRC Ironman, owns three beneficiation plants in Linxi, Inner Mongolia. The beneficiation plants consists of buildings with gross value of $1,038,560, and plant and equipment with gross value of $5,172,144 and construction in progress with gross value of $4,172,282 along with other assets such as office equipment, furniture, fixtures, computer equipment and vehicles. These plants have the capacity to beneficiate low grade iron ore.  The production capacity depends on the quality of raw materials used.  For example, using low grade iron ore with three percent FE content, the plants can produce between 6,000 and 10,000 tons of high grade iron ore a month.  These plants were not operational in fiscal 2013.

The table below summarizes the nature of activity, type of license required and held and encumbrances in obtaining permit for each location where the company operates through its subsidiaries:

Location	Nature of activity	Type of License required	Type of License held	Encumbrances in obtaining permit
India	1. Trading of rock aggregate and iron ore 2. Leasing of heavy machinery	No license or permit required	None held, except business registrations with tax authorities in various states in India	Not applicable
China	1. Beneficiation plant 2. Trading in iron ore	Permit to beneficiate	Business license to beneficiate iron ore and trade iron ore	There were no encumbrances in maintaining the business license in fiscal 2013

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

Overview, Background and Effects of Restatement

In this amendment to the Annual Report on Form 10-K, India Globalization Capital, Inc. has made the following changes

a) For fiscal year ended March 31, 2012:
   1. Restated its consolidated balance sheets and consolidated statement of cash flows;
   2. Improved the disclosures on the notes to consolidated financial statements.

b)   For fiscal year ended March 31, 2013:
   1. Restated its consolidated balance sheets and consolidated statement of cash flows;
   2. Amended its management discussion and analysis as it relates to the year ended March 31, 2013.
   3. Improved the disclosures on the notes to consolidated financial statements.

The restatements reflect adjustments to correct errors identified by the SEC through its original and follow up comment letters dated January 28, 2014 , April 2, 2014 and May 27, 2014. The restatement adjustments reflect a reclassification in the consolidated balance sheets and consolidated statement of cash flows.

The changes described above are non-cash items and do not impact the Company’s operations.

Reclassification in the Company’s Consolidated  Balance Sheets

The goodwill and intangible assets for both fiscal years ended March 31, 2012 and 2013 were disclosed as combined amounts under a single line item. The mentioned consolidated balance sheets have now been restated to disclose goodwill and intangible assets as separate line items.

Reclassification in the Company’s Consolidated Statement of Cash Flows

For fiscal year ended March 31, 2012, the cash paid for interest under the supplementary information as well as the common stock issued for exchange of notes payable were mistakenly reported as NIL. Also, the line called “common stock issued for exchange of notes payable” did not accurately described the amounts shown. This line has been edited to read “Common stock issued for to pay interest and penalty/exchange of Notes Payable.” These two line items are now been reported as $239,451 cash paid for interest and $2,543,775 for common stock issued to pay interest and penalty/exchange of Notes Payable.

For fiscal year ended March 31, 2013, the non-cash interest expense, under cash flows from operating activities, and the cash paid for interest, under the supplementary information, were mistakenly reported as $114,654 and NIL, respectively. These two line items are now been reported as $501,300 non-cash interest expense and $32,582 cash paid for interest. Also, the change to the amount disclosed under non-cash interest expense caused the following adjustments: i) net cash used in operating activities from $178,199 to $564,845; ii) Proceeds from loans from $610,951 to $224,305; iii) Net cash provided/(used) by financing activities from $414,337 to $27,691.

Improvement to the disclosures on the notes to consolidated financial statements

              The improvements to the disclosures reflect comments by the SEC Staff through its original and follow up comment letters dated January 28, 2014 , April 2, 2014 and May 27, 2014.

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

  Specifically, revenue from the trade of iron ore is recognized when the finished product is sold and meets the criteria set out above.  Our customers, typically, buy the finished product on a spot basis with a deposit and a 60-day payment term, or in some cases for cash on delivery. In cases where iron ore is shipped from India to a customer in China, as an example, a typical CIF contract pays 95% at the time that the ship leaves port and the remaining 5% when the iron ore passes inspection in China. Therefore 95% of the revenue is recognized first and the remaining 5% is recognized later, and can take up to 90 days. CIF contracts are guaranteed by letters of credit from the customer.

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

Regarding our collection policy on iron ore trading receivables, there are three types of iron ore trades: 1) Payment guaranteed through letters of credit, 2) deposit or spot payment on delivery or 3) delivery on credit. With the first type of trade: our policy for collection is to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit are that 95% of the payment is made when the material is delivered to the ship, which is verified by the bank with documents including a Bill of Lading. The remaining 5% is paid when the iron ore reaches the port of discharge. Once the material is unloaded, a CIQ or Certificate of Quality is produced using a third party to verify the quality of the iron ore.  Once this is done, the remaining 5% of the payment is released by the bank.  With the second type of trade, customers pay on delivery. If payment is not received the material is not delivered to the customer. On the third type of trade, our policy is to allow the customer to have a payment credit term of 90 days. This is typical practice in China with the larger steel mills.

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

Revenue - Total revenue was $8.03 million for the year ended March 31, 2013, as compared to $4.19 million for the year ended March 31, 2012, an increase of 91.2%.  The revenue reported for 2013 and 2012 is mainly from trading of iron ore in India and China.  For fiscal 2013, about $7.2 million is from trading of iron ore in India and China and about $.84 million is from construction work done in India. The increase in revenue during fiscal 2013 was partially offset by a reduction in revenue from IGC-IMT by $3.73 million due to the closure of mines in India during that fiscal. A comparative analysis of the revenue for fiscal 2013 and 2012 is given in the table below.

Particulars	Revenue during Fiscal 2013	Revenue during Fiscal 2012	Difference
PRC Ironman	$6.67 million	Nil	$6.67 million
IGC-IMT	Nil	$3.73 million	($3.73 million)
Other subsidiaries	$1.36 Million	$0.46 million	$0.90 million
TOTAL	$8.03 Million	$4.19 million	$3.84 million

Cost of Revenue - Cost of revenue consists primarily of the cost of purchasing iron ore, transportation, local fees, handling and other logistics costs. Cost of revenue as a percentage of revenue decreased in fiscal 2013 . The decrease is primarily because the cost associated with the construction revenue realized as a result of a court order in fiscal 2013 was booked in a prior year.  Therefore the cost of overall revenue as a percentage of overall revenue decreased for fiscal 2013 over that of fiscal 2012.

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

Depreciation – The depreciation expense was $ 0.67 million in 2013 as compared to $0.99 million in 2012. The majority of the depreciation in FYE 2013 was from the equipment related to iron ore beneficiation .

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

Net loss – The Company had a loss of about $2.27million for the year ended March 31, 2013 as compared to a loss of about $7.92 million for the year ended March 31, 2012.  We have worked very hard in fiscal 2013 to a) reduce overheads and overall SG&A, b) reduce our cost of capital by eliminating high interest loans, and c) realigning the business to focus on the iron ore business. We believe that our overall cash expenses related to overheads and interest have been reduced dramatically in preparation for the opening of mines in India and restarting the plants in China and future profitability.

Balance sheet explanations:

Accounts receivable- Our accounts receivable for fiscal 2012 were about $1.64 million and for fiscal 2013 was about $1.06 million. In fiscal 2013 we collected $1.53 million out of the $1.64 million booked as accounts receivable in fiscal 2012. This decreased our accounts receivable to almost zero. However, as our revenue increased substantially from fiscal 2012 to fiscal 2013 our accounts receivable also increased.  The accounts receivable reported in fiscal 2013 is mostly from increased revenue in fiscal 2013.

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

On our balance sheet, in addition to the existing cash balances, we have about $1.06 million in receivables and claims. We have and continue to take measures to contain costs until we have visibility into increased liquidity and the opening of the mines in India and increased cash flow from our Chinese operations. We continue to explore other funding sources including negotiated settlement of accounts receivable, settlement of claims, bank lines, equity, convertible debentures and debt.  However, there can be no assurance that we will be able to access additional credit facilities.  Our strategy is to develop businesses that have a very short receivable cycle like the export of iron ore to China and to aggressively collect our outstanding receivables and claims.

  The balance of cash and cash equivalents held by of our foreign subsidiaries as of fiscal 2012 and 2013 are shown below.

Fiscal Year Ending	Total Cash held by foreign subsidiaries
31-Mar-12	$549,024
31-Mar-13	$1,034,643

We intend to repatriate cash from our Indian subsidiaries. Repatriation of funds from India requires obtaining clearances from the Reserve Bank of India (RBI).  This process can take several months to complete.  We have compiled all the necessary information for the application, including obtaining the Foreign Inward Remittance Certificates (FIRC) from all our banks, for all our Indian subsidiaries, and initiated the process of applying to the RBI for permission.  We have retained an Indian Foreign Exchange Expert to help with the process.  Once we obtain the clearances from the RBI, repatriating funds from India will become significantly easier. There are no taxes or legal charges to be paid in connection with the repatriation of cash balances. In the future, we may have to accrue and pay taxes in the United States, if foreign profits are repatriated.

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

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of raw materials iron ore and fuel.  The prices and supply of raw materials and fuel depend on factors beyond the control of the Company, including general economic conditions, competition, beneficiation levels, transportation costs and import duties.  The Company typically builds contingencies into the contracts, including indexing key commodity prices into escalation clauses.  However, drastic changes in the global markets for raw materials and fuels could affect our vendors, which may create disruptions in delivery schedules that could affect our ability to execute contracts in a timely manner.  We are taking steps to mitigate some of this risk by attempting to control the supply and quality of raw materials by tying up supply from Mongolia and eventually India when the mines are reopened. We do not currently hedge commodity prices on capital markets, which may expose the Company to risks related to high prices.

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

Exchange Rate Sensitivity

Our Indian subsidiaries conduct all business in Indian rupees (INR) with the exception of foreign equipment that is purchased from the U.S. or Europe. Our Chinese subsidiary, PRC Ironman, conducts all business in renminbi (RMB). Prices for iron ore are set in USD and then converted to RMB. PRC Ironman has no currency risk. However, PRC Ironman is subject to price volatility. Exchange rates have an insignificant impact on our financial results. However, as we convert from Indian rupees and renminbi to U.S. dollars and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings. Essentially, a stronger U.S. dollars decreases our reported earnings and a weakening U.S. dollars increases our reported earnings. We do not have loans in foreign currencies.

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

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2012 and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 4 to the Consolidated Financial Statements, the March 31, 2012 balance sheets and statement of cash flows have been restated to correct errors explained therein.

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2012, and the results of their operations and their cash flows for each of the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Yoganandh & Ram,
Chennai, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: June 24, 2014

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

We believe that our audits provide a reasonable basis for our opinion. As discussed in Note 4 to the Consolidated Financial Statements, the March 31, 2013 balance sheets and statement of cash flows have been restated to correct errors explained therein. In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2013, and the results of their operations and their cash flows for year ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

AJSH & Co,
Delhi, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: June 24, 2014

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	All amounts in USD except share data
	As of
	31-Mar-13	31-Mar-12
ASSETS
Current assets:
Cash and cash equivalents	$1,064,421	$562,948
Accounts receivable, net of allowances	1,066,650	1,641,868
Inventories	407,060	387,481
Dues from related parties	-	-
Advance taxes		41,452
Prepaid expenses and other current assets	1,730,514	2,586,514
Total current assets	$4,268,645	$5,220,263
Long-Term assets:
Goodwill	-	965,738
Intangible Assets	592,274	3,838,090
Property, plant and equipment, net	8,184,230	8,491,796
Investments in affiliates	5,109,057	5,109,058
Investments-others	83,489	637,620
Deferred acquisition costs	207,338	-
Deferred Income taxes	341,455	(14,076)
Restricted cash	-	12,773
Other non-current assets	466,105	998,816
Total long-term assets	$14,983,948	$20,039,815
Total assets	$19,252,593	$25,260,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$-	$210,010
Trade payables	600,702	337,145
Accrued expenses	466,960	916,710
Notes payable		1,800,000
Dues to related parties	-	310,681
Deferred tax liabilities	-	135,980
Loans - others	446,694	222,389
Other current liabilities	310,619	563,105
Total current liabilities	$1,824,975	$4,496,020
Long term liabilities:
Deferred Income taxes	-	713,897
Notes payable	1,800,000
Other non-current liabilities	653,388	4,233,978
Total long-term liabilities	2,453,388	$4,947,875
Total liabilities	$4,278,363	9,443,895
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 6,980,098 issued and outstanding at March 31, 2013 and 6,006,173 issued and outstanding at March 31, 2012	$6,981	$6,007
Additional paid-in capital	56,147,092	54,821,952
Accumulated other comprehensive income	(2,020,764)	(2,542,453)
Retained earnings (Deficit)	(39,697,179)	(37,444,832)
Total equity attributable to Parent	$14,436,130	$14,840,674
Non-controlling interest	$538,100	$975,509
Total stockholders' equity	14,974,230	15,816,183
Total liabilities and stockholders' equity	$19,252,593	$25,260,078

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

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended March, 31
	2013		2012
Cash flows from operating activities:
Net income (loss)		$(2,267,423)		$(7,891,290)
Adjustment to reconcile net income (loss) to net cash:
Non-cash compensation expense				(23,271)
Non-cash interest expense		501,300		491,147
Deferred taxes		(365,116)		172,828
Depreciation		673,916		996,403
Unrealized exchange losses/(gains)		368,408		694,532
Impairment of goodwill		301,141
Accrued unrealized share in profits of joint venture				(28,463)
ESOP and other Stock related Expense		824,814
Changes in:
Accounts receivable		468,306		587,118
Inventories		(26,704)		5,557
Prepaid expenses and other assets		860,428		458,657
Trade payables		285,461		(856,704)
Other current liabilities		(457,386)		17,840
Other non – current liabilities		(550,429)		(442,685)
Non-current assets		467,604		2,746,250
Accrued Expenses		(519,475)		(1,950,281)
Net cash used in operating activities		$564,845		$(5,022,362)

Cash flow from investing activities:
Proceeds from short term investment		331,328
Purchase of property and equipment /capital work in progress		(326,078)		(5,480)
Proceeds from sale of property and equipment		115,425		48,118
Deferred acquisitions cost		(207,338)
Proceeds from/ (Investment in) non-current investments (joint ventures etc.)				169,758
Deposits towards acquisitions (net of cash acquired)				2,678,119
Restricted cash		11,959		1,778,063
Net cash provided/(used) by investing activities		$(74,704)		$4,668,578

Cash flows from financing activities:
Net movement in other short-term borrowings		(196,614)		(625,763)
Proceeds from loans		224,305		-
Net cash provided/(used) by financing activities		$27,691		$(625,763)
Effects of exchange rate changes on cash and cash equivalents		(16,359)		(40,789)
Net increase/(decrease) in cash and cash equivalents		501,473		(1,020,336)
Cash and cash equivalent at the beginning of the period		562,948		1,583,284
Cash and cash equivalent at the end of the period		$1,064,421		$562,948

Supplementary information:
Cash paid for interest		$32,582		$239,451
Cash paid for taxes	$	Nil	$	Nil

Non-cash items:
Common stock issued including ESOP		$824,814	$	Nil
Common stock issued to pay interest& penalty/ exchange of notes payable		$501,300		$2,543,775

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

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired a note payable to Oliveira in the amount of $2,232,627.79 on April 5, 2012. The Company projected a reduction in annual interest costs of about $612,000. The Company paid off the loan with 442,630 shares of newly issued Common Stock. There remains a disagreement on some of the technical features of the note that the lender claims result in IGC owing additional principal, interest, and penalty fees.  The lender has sought relief through summary judgment from the court.   IGC believes that IGC followed the clear terms of the note and that the lender's claims are frivolous.  Further, IGC believes that the lender has demonstrated a malicious pattern of harassing behavior in an effort to unduly increase their gains.  IGC is considering a counter suit in response to the lenders actions.

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

Specifically, revenue from the trade of iron ore is recognized when the finished product is sold and meets the criteria set out above.  Our customers, typically, buy the finished product on a spot basis with a deposit and a 60-day payment term, or in some cases for cash on delivery. In cases where iron ore is shipped from India to a customer in China, as an example, a typical CIF contract pays 95% at the time that the ship leaves port and the remaining 5% when the iron ore passes inspection in China. Therefore 95% of the revenue is recognized first and the remaining 5% is recognized later, and can take up to 90 days. CIF contracts are guaranteed by letters of credit from the customer.

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

The exchange rates used for translation purposes are as follows:

	Period End Average Rate							Period End Rate
Period	(P&L rate)							(Balance sheet rate)
Year ended March 31, 2012	INR	47.715	RMB	6.29			per USD	INR	50.89	RMB	6.3			per USD
Year ended March 31, 2013	INR	54.357	RMB	6.28	HKD	7.77	per USD	INR	54.52	RMB	6.21	HKD	7.76	per USD

k)              Accounts receivable:

Accounts receivable is recorded at the invoiced amount, taking into consideration any adjustments made by the Indian government consultants who verify and certify construction and material invoices.  Also, the Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses.  For all other accounts, the Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts.  When applicable, t he Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments.  The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.  If circumstances related to customers change, estimates of recoverability would be further adjusted. Long-term accounts receivables are typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the Company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time. We have no long-term accounts receivables in FYE 2013 or FYE 2012. Therefore, we did not provide allowances for doubtful accounts as of March 31, 2012 or 2013.

Regarding our collection policy on i ron ore trading receivables, there are three types of iron ore trades: 1) Payment guaranteed through letters of credit, 2) deposit or spot payment on delivery or 3) delivery on credit. With the first type of trade: our policy for collection is to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit are that 95% of the payment is made when the material is delivered to the ship, which is verified by the bank with documents including a Bill of Lading. The remaining 5% is paid when the iron ore reaches the port of discharge. Once the material is unloaded, a CIQ or Certificate of Quality is produced using a third party to verify the quality of the iron ore.  Once this is done, the remaining 5% of the payment is released by the bank.  With the second type of trade, customers pay on delivery. If payment is not received the material is not delivered to the customer. On the third type of trade, our policy is to allow the customer to have a payment credit term of 90 days. This is typical practice in China with the larger steel mills.

l)                 Left intentionally blank.

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

•
Work in progress is valued as confirmed, valued and certified by the technicians and site engineers and finished goods at material cost plus appropriate share of labor cost and beneficiation overheads.

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

r)              Leased Mineral Rights

In China, costs to obtain leased mineral rights are capitalized and amortized to operations as depletion expense within the leased periods, using the straight-line method.  Depletion expenses are included in depreciation and amortization on the accompanying statement of operations. As of March 31, 2013 we have no lease mineral rights.

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

NOTE 3 – ACQUISITIONS

HK Ironman

On December 30, 2011, the Company acquired 100% of the issued and outstanding shares of capital stock of H&F Ironman Limited (“HK Ironman”), a Hong Kong company. HK Ironman owns 95% equity in H&F Venture Trade Ltd. aka Linxi Hefei Economic and Trade Co. (“PRC Ironman”). One of IGC’s areas of focus is the export of iron ore to China. HK Ironman through its subsidiary, PRC Ironman, operates a beneficiation plant in China, which converts low-grade iron ore to high-grade iron ore through a dry and wet separation processes. This Acquisition is intended to provide IGC with a platform in China to expand its business and ship low-grade iron ore, which is available for export in India, to China and convert the iron ore to a higher-grade iron ore before selling it to customers in China.

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

NOTE 4 –   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In this amendment to the Annual Report on Form 10-K, India Globalization Capital, Inc. has made the following changes

a) For fiscal year ended March 31, 2012:
   1. Restated its consolidated balance sheets and consolidated statement of cash flows;
   2. Improved the disclosures on the notes to consolidated financial statements.

b)   For fiscal year ended March 31, 2013:
   1. Restated its consolidated balance sheets and consolidated statement of cash flows;
   2. Amended its management discussion and analysis as it relates to the year ended March 31, 2013.
   3. Improved the disclosures on the notes to consolidated financial statements.

The restatements reflect adjustments to correct errors identified by the SEC through its original and follow up comment letters dated January 28, 2014 , April 2, 2014 and May 27, 2014. The restatement adjustments reflect a reclassification in the consolidated balance sheets and consolidated statement of cash flows.

The changes described above are non-cash items and do not impact the Company’s operations.

Reclassification in the Company’s Consolidated  Balance Sheets

The goodwill and intangible assets for both fiscal years ended March 31, 2012 and 2013 were disclosed as combined amounts under a single line item. The mentioned consolidated balance sheets have now been restated to disclose goodwill and intangible assets as separate line items.

Reclassification in the Company’s Consolidated Statement of Cash Flows

For fiscal year ended March 31, 2012, the cash paid for interest under the supplementary information as well as the common stock issued for exchange of notes payable were mistakenly reported as NIL. Also, the line called “common stock issued for exchange of notes payable” did not accurately described the amounts shown. This line has been edited to read “Common stock issued for to pay interest and penalty/exchange of Notes Payable.” These two line items are now been reported as $239,451 cash paid for interest and $2,543,775 for common stock issued to pay interest and penalty/exchange of Notes Payable.

For fiscal year ended March 31, 2013, the non-cash interest expense, under cash flows from operating activities, and the cash paid for interest, under the supplementary information, were mistakenly reported as $114,654 and NIL, respectively. These two line items are now been reported as $501,300 non-cash interest expense and $32,582 cash paid for interest. Also, the change to the amount disclosed under non-cash interest expense caused the following adjustments: i) net cash used in operating activities from $178,199 to $564,845; ii) Proceeds from loans from $610,951 to $224,305; iii) Net cash provided/(used) by financing activities from $414,337 to $27,691.

Improvement to the disclosures on the notes to consolidated financial statements

              The improvements to the disclosures reflect comments by the SEC Staff through its original and follow up comment letters dated January 28, 2014 , April 2, 2014 and May 27, 2014.

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2013	2012

Prepaid expenses	$3,053	$82,120
Advances to suppliers	737,199	620,148
Prepaid interest	2,825	717
Security and other deposits	65,369	125,503
Advances to employees*	905,219	1,561,123
Others	16,849	196,903
	$1,730,514	$2,586,514

* Advances to Employees represents advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

        Other Non-current assets consist of the following:

	As of March 31,
	2013	2012

Sundry debtors	$11,318	$557,758
Other advances	454,787	441,058
Total	$466,105	$998,816

NOTE 6 – SHORT-TERM BORROWINGS

For FYE 2013 there were no short-term borrowings.

	As of March 31,
	2013	2012

Secured liabilities	$-	$210,010
Unsecured liabilities	-
Total	$-	$210,010

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

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the 2011 Note for a new note (“the 2012 Note”) which bore no interest and was due on December 31, 2012. In consideration for the exchange, the Company issued 300,000 shares of IGC to Bricoleur and issued additional 34,200 shares for February and March 2013 penalty payments. Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from December 31, 2012 to July 31, 2014.

The Company’s total interest expense was $419,436 for the year ended March 31, 2013 and $984,021 for the year ended March 31, 2012, respectively.   The interest expense in fiscal 2013 was $533,882. Of this, $501,300 was paid as non-cash and $32,582 was paid in cash. $501, 300 represents the aggregate value, based on the market value on the date of issuance, of common stock issued, in lieu of cash, for the payment of interest for the $1,800,000 Note with Bricoleur, during fiscal 2013. In fiscal 2013 there was a reversal of a provision made for interest payable in the amount of $114,446. Therefore the net interest booked in fiscal 2013 is $419,436. In fiscal 2012 the total interest expense was $984,021. Of this, $491,147 was paid as non-cash interest, $239,451 was paid in cash and in addition an amount of $253,424 was accrued as interest expense. For fiscal 2012, the line item of $2,232,628 is the aggregate value, computed using the market value on the date of issuance, of common stock issued in lieu of cash for the repayment of $2,052,628 principal and $180,000 of penalty due to Oliveira Trust as of March 24, 2013. The $2,232,628 payment represents full payment of the Oliveira Note, interest and late charges.  Other than these two amounts, we made payments of $311,147 during the year towards interest on the Bricoleur note payable. Therefore, a total of $2,543,775 was paid in common stock issued in lieu of cash during fiscal 2012 for outstanding interest, late payment penalties and principal towards the Oliveira Note and for interest payment to Bricoleur.    The Company capitalized no interest for the year ended March 31, 2012 and March 31, 2011.

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

NOTE 11 – INTANGIBLE ASSETS & GOODWILL

The movement in goodwill and intangible assets is given below:

FYE March 31, 2012

Particulars	Goodwill	Intangible Assets	Total
Value as on March 31, 2011	$410,454	Nil	$410,454
Effect of exchange rate for 2012	(87,833)	-	(87,833)
Goodwill of H&F Ironman	643,117	-	643,117
Intangible assets of H&F Ironman	Nil	3,838,090	3,838,090
Value as on March 31, 2012	$965,738	$3,838,090	$4,803,828

FYE March 31, 2013

Particulars	Goodwill	Intangible Assets	Total
Value as March 31, 2012	$965,738	$3,838,090	$4,803,828
Effect of exchange rate in FY 2013	(60,536)	-	(60,536)
Impairment of TBL goodwill	(301,141)	-	(301,141)
Adjustment from H&F Ironman acquisition	(604,061)	(3,245,816)	(3,849,877)
Net as on March 31, 2013	Nil	$592,274	$592,274

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)	The table below shows revenue reported by product and service:

Product and Service	Revenue	% of Total Revenue
Trading	$7,192,503	90%
Construction	837,513	10%
Total	$8,030,016	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Area	Revenue	%
USA (Country of domicile)	$524,220	7%
Foreign Countries (China -including Inner Mongolia- and India)	$7,505,796	93%
Total	$8,030,016	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

	USA (country of domicile)	Foreign Countries (China and India)	Total
Intangible Assets	$0	$592,274	$592,274
Property, plant and equipment, net	0	8,184,230	8,184,230
Investments in affiliates	0	5,109,057	5,109,057
Investments-others	0	83,489	83,489
Deferred Acquisition Costs	207,338	0	207,338
Deferred Tax Assets	0	341,455	341,455
Other non-current assets	0	466,105	466,105
Total long-term assets	$207,338	$14,776,610	$14,983,948

3) For the FYE 2013 we had three customers that each accounted for over 10% of our total revenue. All three customers were involved in the iron ore trading and all these customers operate in China.

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

For the year ended March 31, 2012, the Company again conducted an impairment test of its 22% investment in Sricon. Based on a revaluation of the assets including the real estate owned by Sricon, the Company has determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon is required. The carrying value of the investment in Sricon is accordingly $5.1 million as at March 31, 2012. The carrying value as at March 31, 2012 approximates the recoverable assessed value as determined as on that date.   We did not perform an impairment analysis during 2013 and no further impairment was made on the investment. We entered into a memorandum of settlement with Sricon on June 21, 2012, in which we mutually agreed to receive a plot of five acres of land owned by Sricon in Nagpur against the investment. The land has an estimated value of $5.6 million, which is higher than the amount of investment in Sricon.

NOTE 23 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of March 31, 2013 and March 31, 2012 include certain aged receivables in the amount of $0.5 million and $2.03 million respectively.   These aged receivables were decreased from $2.03 million to $0.5 million in 2013 because we realized the arbitration award amounting to $1.5 million from National Highway Authority of India in December 2012.The Company received payment of the money owed on December 31, 2012 by a deposit on our bank account in Andhra Bank, M G Road, Ernakulam, Kerala. The aged receivables in FYE 2013 are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2013.  These receivables are included in Accounts Receivable and have been classified as current for the following reasons:

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

The receivables occurred and became due when TBL won the arbitration award against Cochin International Airport on July 22, 2009 . The arbitration awards stipulate that interest be accrued for the period of non-payment.  However, the receivables do not have an interest component as the Company will try and use the accrued interest as negotiating leverage for an earlier payment.   Although the receivables are contractually due, and hence its classification as current, it may take the Company  anywhere from the next 30 days to 6 months to actually realize the funds, depending on final verdict to happen in few months.  The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that these organizations will become insolvent and unable to make payment.

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

In July 2013, the Company signed Letter of Intent (LOI) for the acquisition of a 25% interest in an iron ore mine located in Aohan Banner, Inner Mongolia   and 25% of a nearby beneficiation plant. Production is slated to begin in early August 2013. We expect to close the acquisition in FYE March 31, 2014.   In July 2013, IGC also signed an iron ore sale and purchase agreement with Mon Resources International LLC., a supplier of iron ore mined in Mongolia. The contract encompasses an aggregate shipment of up to 126,000 metric tons of 54% Fe content ore. The shipments are expected to commence in August.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Principal Accounting Officer (“PAO”), carried out, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) for fiscal 2013.  Based upon that evaluation, the Chief Executive and the PAO concluded that as of March 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we filed or submitted under the Exchange Act (i) was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) was accumulated and communicated to our management, including our chief executive and PAO, as appropriate to allow timely decisions regarding required disclosure.

We have addressed this matter by hiring accountants with sufficient background in SEC reporting and filing requirements; formalizing accounting and reporting controls and procedures at all our operating units; and providing on-going training to all accounting staff.  In addition we have engaged a legal firm with extensive SEC reporting expertise and an individual with extensive SEC and GAAP reporting experience to review our disclosure controls and procedures and internal controls over financial reporting.

Our management, including our Chief Executive and PAO, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures cannot provide reasonable assurance that all control issues and instances of fraud, if any, within fiscal 2013 have been detected. As addressed in Note 4, after the consideration of the SEC Staff’s comment letters, the Board of Directors of the Company, based on the recommendation of the Audit Committee and in consultation with the independent accountants, concluded that the Company’s previously issued financial statements for the fiscal years ended March 31, 2012 and 2013 should be restated in order to correct certain identified errors. Accordingly, the Company has restated its previously issued financial statements for those periods. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—   Overview, Background and Effects of Restatement and Note 4, Restatement of Previously Issued Financial Statements of the notes to consolidated financial statements included in Part II—Item 8—Financial Statements and Supplementary Data.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles  and includes those policies and procedures that: 1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation  of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors;  and 3) Provide reasonable assurance regarding prevention or timely  detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, in light of the comments from the Staff of the SEC, and the fact that maintenance of our accounting records, controls and procedures and of our internal reporting controls and procedures are done by individuals who may not be experts in SEC reporting requirements, we have concluded that as of March 31, 2013, our internal control over financial reporting and disclosure controls and procedures were not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 14, 2014	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: July 14, 2014	By:	/s/ Danny Ngai
Danny Ngai
Interim Treasurer, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2014	By:	/s/ Richard Prins
Richard Prins
Director

Date: July 14, 2014	By:	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 14, 2014	By:	/s/ Ram Mukunda
Ram Mukunda
Director