Form 10-K
period 2014-03-31
India Globalization Capital, Inc.
filed 2014-07-15
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act For the transition period from _____ to _____

Commission file number: 1-32830

INDIA GLOBALIZATION CAPITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-2760393 (I.R.S. Employer Identification No.)

4336 Montgomery Avenue, Bethesda, Maryland 20814
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (301) 983-0998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT LLC
Common Stock Purchase Warrants	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes   ☑   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $6,504,785 based on the last reported sale price of the registrant's common stock (its only outstanding equity security) of $1.05 per share on that date.  All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of June 25, 2014, there were 11,379,910 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDIA GLOBALIZATION CAPITAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2014

PART I

Item 1.                   Business

Overview and Corporate Structure

India Globalization Capital, Inc. is engaged in acquiring, incubating, financing and growing companies in multiple industries and locations.  In India, we engage in trading iron ore and leasing construction equipment.  In Inner Mongolia, China, we operate iron ore beneficiation plants.  In Hong Kong, through a subsidiary, we trade commodities and electronic components.  In the United States, we have interests in four indoor vertical farming projects that may be converted from growing leafy green vegetables to growing legal cannabis.

Our short-term plans are to drive cash flow by (a) expanding the equipment rental business to several states in India, (b) expanding the trading business and (c) deploying the indoor vertical farms.  Our medium-term plans are to acquire companies or management that can help us expand and diversify our assets to some of the areas that we have identified including legal cannabis, solar energy and clean technology.  Our long-term plans are to increase our commitment to our existing leasing business in India, and increase our commitment to new industries such as the legal cannabis, indoor farming, solar energy and clean technologies, and eventually decrease our exposure to the beneficiation of iron ore in China.

We are a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2006, we completed an initial public offering of our common stock.  In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius.  In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL.  The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M.  TBL shares are held by IGC-M.  TBL is focused on the infrastructure industry and expanding to the machinery leasing business.  In June 2012, we entered into a Memorandum of Settlement (the “MoS”) with Sricon and related parties, pursuant to which we gave up the 22% minority interest in Sricon in exchange for approximately five acres of land in Nagpur, India.  The settlement with Sricon is expected to close in calendar year 2014.

In February 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (“IGC-IMT”) based in Chennai, India.  IGC-IMT was formed in December 2008, as a privately held start-up company engaged in the business of trading iron ore.  Its current activity is to trade iron ore.  In July 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (“IGC-MPL”) based in Nagpur, India, which conducts our quarrying business, and 100% of IGC Logistics, Private Limited (“IGC-LPL”) based in Nagpur, India, which is involved in the transport and delivery of ore, cement, aggregate and other materials.  Together, these companies carry out our iron ore trading business in India.

In December 2011, we acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., known as Linxi H&F Economic and Trade Co., a People’s Republic of China-based company (“PRC Ironman”), by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”).  Together, PRC Ironman and HK Ironman are referred to as “Ironman.” The parties are evaluating a number of strategic options with respect to Ironman, including a licensing arrangement, a strategic alliance, dividing the plants and/or terminating the entire arrangement.  As of now, we have made no final determination on this matter, but we continue to explore ways to maximize shareholder value.

In January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong.  IGC-HK is a wholly-owned subsidiary of IGC-M.

In March 2014, we announced that we have commenced a comprehensive review of potential acquisition candidates as part of our previously stated diversification mandate.  Our Board approved several efforts to increase shareholder value, outlining our growth and expansion strategy as follows:

•
We plan to become a company with diverse businesses where mining, materials and the acquisition of distressed mining assets will be just one of several expected business lines.  We are and have been for some time a company with diverse assets.  We have an equipment leasing business in India and we operate a beneficiation plant in Inner Mongolia.

•
Our Board believes that a business that is only dependent on the sale of iron ore to China is not prudent.  Accordingly, an expansion to other opportunities, some cyclically distressed and some part of the new economy would de-risk our current holdings and drive stockholder value.  We are therefore evaluating an expansion into other targeted areas including technology, logistics and specialty pharmaceuticals, with a focus on capitalizing on specific niches within these areas such as medical marijuana, solar energy, and clean technology.

On May 31, 2014, we completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong (“Golden Gate”).  Golden Gate, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components.  The purchase price of the acquisition consists of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition.

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC and Greenlife Ventures, Inc. to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  We are required to make an investment in cash in the venture within 60 days after the date of the agreement.  Additionally, in consideration for our issuance of 50,000 shares of common stock, we received a seven-year option to purchase TerraSphere Systems for cash or additional shares of our common stock.

The following chart sets forth as of July 14, 2014, certain information regarding the corporate structure of our company and our direct and indirect consolidated subsidiaries.

Unless the context requires otherwise, all references in this report to the “Company,” “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our wholly-owned subsidiaries HK Ironman and IGC-M, as well as our direct and indirect subsidiaries PRC Ironman, TBL, IGC-IMT, IGC-MPL, IGC-LPL, and IGC-HK.

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814, and our telephone number is (301) 983-0998.  We maintain a website at http:// www.indiaglobalcap.com.The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.

Industry Overview and Target Markets

In May 2014, a new Prime Minister was elected to office.  The newly elected party is widely believed to be pro-business as reflected by the surge in the Indian stock market post-election.  While the government has not presented its plan for the development of India, the anticipation is that India will invest and refocus on modernizing the Indian infrastructure.  In the event this happens, the demand for renting heavy machinery is expected to increase.   We target the Indian construction companies and the Indian agricultural sector in Kerala, India for rental of heavy equipment.

In 2011, the Indian government halted mining in Karnataka in southern India and Goa in western India (the state of Goa was the leading iron ore producer in India).  According to Business Standard, the Supreme Court of India has allowed the recommencement of 91 mines pending regulatory approval and capped production at 30 million tons per year. As of July 2014, 23 mines have restarted operations, producing 21-22 million tons per year. The worst violators, though, were stripped of their mining licenses.

According to the Produce Blue Book, the size of the United States market for fresh produce was $122.7 billion in 2010. Indoor vertical farming offers several key improvements of traditional farming and is expected to tap into this market.  Additionally, according to the Produce Blue Book, fresh produce imports reached $12.3 billion in 2010 with imports almost quadrupling from 1994 in response to growth in consumer demand and the inability to produce many fruits and vegetables year-round in the United States. According to the Journal of Agricultural Studies released in 2014, the global population will require an estimated 60% more food than we produce now. The Journal went on to say that due to the closed environment and controlled lighting the land productivity of vertical farming is twice as high traditional agriculture and the total yield increases 516 fold compared to traditional agriculture through stacking the production.  The space usage also depends on the plant. For example, an acre of strawberries farmed indoors is equivalent to thirty outdoor acres. Our initial target market will be infrastructure to grow leafy green vegetables in three states and Canada. The infrastructure allows us to position ourselves to grow legal cannabis once federal laws evolve.  According to a January 2013 market research report by ArcView, the legal cannabis market was about $1.43 billion and is expected to grow 64% in 2014 to about $2.34 billion.  The market is expected to grow to about $10.2 billion over the next five years. China’s industrial revolution promises strong demand of infrastructure materials, like steel and its raw material iron ore, for decades to come.  China’s need for imported iron ore is expected to continue due to the decreasing quality of the country’s own iron-ore reserves.  Its domestic iron ore mining industry is also inadequate to support the growing needs of its steel industry.  According to the London-based International Steel Statistic Bureau, China produced 48.5% of the world’s steel supply in 2013, making it the world’s largest steel industry.

According to Bloomberg news, China imported more than 60% of the world’s iron ore supplies in 2012 (743.55 million tons).  In 2013, its imports grew to 820 million tons, as reported by Reuters.  Part of the reason the Chinese steel industry requires so much iron ore is because of the prevalence of blast furnaces over electric arc furnaces.  Blast furnaces blow oxygen through molten pig iron, which is formed out of iron ore, whereas electric arc furnaces recycle scrap steel and melt it down rather than use iron ore.  According to the World Steel Association’s 2013 Steel Statistical Yearbook, 89.8% of steelmaking in China was done in blast furnaces in 2012 (in the United States, by comparison, just 40.9% of steelmaking was done in blast furnaces that year).

China’s exports of steel are crucial to the global economy.  According to the International Steel Statistics Bureau, it exported more steel than any other country in 2013, and the 57.8 million metric tons it exported during 2013 represent a 13% increase over the 51.2 million tons it exported in 2012. Its steelmaking is also important to its own economy: according to the 2014 CIA World Factbook, the steel making industry comprised 43.9% of China’s 2013 gross domestic product (China’s GDP itself was $9.33 trillion in 2013, making it the third largest in the world behind the United States and the European Union).

China faces economic challenges such as low domestic demand, sustaining job growth, reducing corruption, fraud, and other economic crimes, and containing environmental damage and social strife.  In 2011, China adopted its 12th Five-Year Plan, which specifically outlined the need to increase domestic consumption in order to be more independent on exports.  However, China has made only marginal progress on this issue to date.

Projections for China’s economy must be viewed in a global and slightly longer-term perspective.  According to A.T. Kearney’s Foreign Direct Investment Confidence Index, China has led the world in foreign direct investment since 2002 and in 2013 slipped to second place behind the United States. In predicting future iron ore consumption, forecasts by Global Construction Perspectives and Oxford Economics state that China will be the largest construction market by 2018, and will represent 25% of global volume by 2025.  Even if these projections are lowered, the demand for iron ore, a key ingredient of steel, is expected to be strong and we believe that the current uncertainty in the global markets is an opportune time to increase iron ore facilities, assets and market share, and build stockholder value.

Core Business Competencies

Our business strategy is that as the infrastructure of India is built out and modernized, the demand for heavy equipment will increase. Our core competencies in the rental of heavy equipment are the following:

•	A sophisticated and integrated understanding of the Indian construction sector including the bidding, modeling, costing, and management of construction projects and heavy equipment.

•	Knowledge, history and ability to work in the agricultural and construction sector in India.

•	Knowledge of the procurement and availability of used heavy equipment in various parts of India, China and the United States.

•	Strong relationships with several important construction companies in southern India and strong relationships at the appropriate levels of government in India.

Our business strategy is that as more states in the United States legalize or decriminalize cannabis, the federal and FDA regulations surrounding cannabis will evolve as well. Our core competencies in vertical indoor farming are the following:

•	A strong partnership with TerraSphere that has a sophisticated integrated and patented system for indoor vertical farming.

•	Knowledge and history in the construction of indoor facilities as well as the ability to work in the indoor farming sector.

•	Knowledge of the procurement, warehousing and use of raw materials used in the indoor vertical farms.

Our business strategy is that as the infrastructure of China is built out, the demand for basic raw materials like iron ore used in the production of steel is expected to increase. Our core competencies specific to trading are as follows:

•	A sophisticated and integrated approach to bidding, modeling, costing, management and monitoring of trading iron ore.

•	Knowledge, history and ability to work in the iron ore sector in India, Inner Mongolia and Mongolia, including specific knowledge of sourcing raw materials.

•	Knowledge of low-cost logistics for moving commodities across long distances in specific parts of India, Inner Mongolia and Mongolia.

•	Knowledge of the licensing process for mines in India and Inner Mongolia, and a growing understanding of the licensing process in Mongolia.

•
Strong relationships with several important construction companies and mine operators in southern and central India, Inner Mongolia and Mongolia, and strong relationships at the appropriate levels of government in India and Inner Mongolia.

Products and Services by Business Area in Fiscal 2014

Trading of Iron ore

Our beneficiation and trading activity currently centers on the (i) sale of iron ore beneficiated at our plants in China, and (ii) sale of iron ore to customers in India and in China.  India is the fourth largest producer of iron ore, while China is the world’s largest steel producer.  The Freedonia Group projected in May 2010 that China’s $1.15 trillion construction industry would grow 9.1% every year until 2014.  However, China’s government has also announced a one trillion yuan ($158 billion) infrastructure spending drive.  This stimulus package is projected to rekindle China’s demand for steel.  China is also a net importer of iron ore from Australia, Brazil, India and other countries.

Global prices for iron ore are set through negotiations between China Steel and the large suppliers Rio Tinto, BHP Billiton and Vale.  Once prices are set, the rest of the global markets follow that pricing.  Prices for iron ore have increased about seven fold from 2003 to a high of $180 per metric ton at the end of 2010.  However, in fiscal 2014, iron ore prices dropped to between $95 and $125 per metric ton.

In China, we have plants that convert low-grade iron ore to high-grade iron ore through a dry and wet separation process. Our goal is to ship low-grade iron ore, when available from India, to China, convert the iron ore to higher-grade iron ore and sell it to customers in China. This allows us to maximize our capacity at the beneficiation plants.  In fiscal 2014, we did not operate the plants mainly because of the unavailability of raw materials and very low iron ore pricing.   Instead we traded iron ore by buying finished products, based on spot pricing, arranging logistics and then selling it to customers. Our customers include local traders and steel mills near the port of Tianjin and steel mills located there.  This area has excellent access roads consisting of multi-lane highways. Our staff is experienced in delivering and managing the logistics of iron ore transport. Our share of the trading market is significantly less than 1% based on revenue.  However, we have an opportunity to consolidate and grow our market share in a specific geographic area, and that is our focus.

The Company is not engaged and does not intend to engage in significant mining operations falling within the meaning of SEC Industry Guide 7.  Our subsidiary in Inner Mongolia, in which we own a 95% equity interest, has two beneficiation plants and one under construction.  These plants were not operational in fiscal 2013 or 2014.  Further, in fiscal 2013 and 2014, the Company had no beneficiation activity.  Our activity was limited to identifying sources for raw materials that could be purchased for processing using our plants.

In the table disclosed under Note 14 of our consolidated financial statements, we had total property, plant and equipment of $7,586,844 as of March 31, 2014.  Of this amount, the value of the three beneficiation plants in China, including the one under construction (under capital work-in progress), was $7,524,279.

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

The table below gives a brief overview of our trading operations in China:

Tons and Grade of Iron Ore purchased	Tons and Grade of Iron Ore Sold	Average Cost of Material Purchased	Average Price of Material Sold
19,150 tons of 61+% Fe content Iron ore	19,150 tons of 61+% Fe content Iron ore	$111 per ton	$115 per ton

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

Construction and rental of heavy equipment

According to Deloitte and KOTRA, the total market size of the construction industry in India is estimated at US $126 billion. The Indian government has developed a plan to build and modernize Indian infrastructure. Through our subsidiary, TBL, we are engaged in renting heavy construction equipment and in construction.  Our subsidiary has experience in the construction industry having in the past, constructed highways, rural roads, tunnels, dams, airport runways and housing complexes, mostly in southern states.  Our share of the overall market in India is significantly less than 1% based on revenue.

Revenue Contribution by Business Area

The following table sets out the revenue contribution from our subsidiaries:

Subsidiary	Business Area	Year Ended March 31, 2014
TBL	Construction/Rental heavy equipment	$69,789
IGC-IMT	Trading	0
IGC-MPL	Trading	0
IGC-LPL	Trading	0
HK – Ironman	Trading	$2,203,366
IGC	Trading	0
Total IGC *	–	$2,273,155

_______________

*	No business was conducted in any of our other subsidiaries during the fiscal year ended March 31, 2014.

Golden Gate Acquisition

On May 31, 2014, we completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong (“Golden Gate”), from Sunny Tsang Hon Sang, the sole shareholder of Golden Gate, pursuant to the terms of a Stock Purchase Agreement by and among the parties. Golden Gate, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components. The purchase price of the acquisition consists of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the Stock Purchase Agreement.

Golden Gate, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components. Golden Gate operates several bank lines of credit facilities and uses an electronic trading e-commerce platform to position itself as the supply chain partner for equipment manufacturers, traders and service providers. It is an international broker that strives to solve urgent sourcing needs. Golden Gate was profitable in the fiscal year ended March 31, 2014, with unaudited revenue of approximately US$10,000,000.

Pursuant to the terms of the Stock Purchase Agreement, the shares are issuable in four installments, with 205,661 shares having been issued at closing. The balance of the shares are issuable in increments of (i) 205,660 shares following the audit for our fiscal year ending March 31, 2015 for achieving target revenue of HK$75.0 million, and earnings of HK$2.25 million for the period from July 1, 2014 to March 31, 2015, (ii) 399,222 shares following the audit for our fiscal year ending March 31, 2016 for achieving target revenue of HK$160.0 million, and earnings of HK$8.0 million during the 2016 fiscal year, and (iii) 399,222 shares following the audit for our fiscal year ending March 31, 2017 for achieving target revenue of HK$235.0 million, and earnings of HK$14.0 million during the 2017 fiscal year, with the shares delivered by us in each period on a prorated basis if the earnings targets are not fully satisfied. For convenience, on June 4, 2014, the U.S. dollar foreign exchange rate in late New York trading was $1.00 =HK$7.75

Notwithstanding the foregoing targets, in the event Golden Gate completes an initial public offering in China or Hong Kong before September 30, 2017, and less than all of our shares have then been issued under the Stock Purchase Agreement, the remaining unissued shares will be issued to Golden Gate, provided the initial public offering price values Golden Gate higher than in accordance with this transaction.

The Stock Purchase Agreement provides for “put” options under various circumstances that would allow us and Golden Gate to reverse the transaction by returning each other’s shares. The put option held by Mr. Tsang Hon Sang would be triggered based on our share price dropping below certain minimum preset share prices for extended periods of time or the suspension of trading or delisting of our shares. The put option held by us would be triggered if Golden Gate has accumulated negative earnings for any of the next three fiscal years, and both parties have a put option if certain loan facilities cannot be renewed or new bank loans cannot be obtained.

Partnership with TerraSphere Systems

On June 27, 2014, India Globalization Capital, Inc. (“IGC”) entered into an agreement with TerraSphere Systems, LLC and Greenlife Ventures, Inc. to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, IGC will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  IGC is required to make an investment in cash in the venture within 60 days after the date of agreement and, in consideration for IGC’s issuance of 50,000 shares of its common stock, IGC received a seven-year option to purchase the venture for cash or additional shares of its common stock.

Our Customers

In China, our present and past customers include several steel mills, including local traders and steel mills near the port of Tianjin. In India, our present and past customers include the National Highway Authority of India, several state highway authorities, the Indian railways, and private construction companies.

Growth and Expansion Strategy

In addition to our diversification mandate described above, our current focus is the following:

•
We expect to expand our rental business in India from Kerala to other south India states. The process involves registering our Indian subsidiary in every state that we want to expand to.  We expect to start with a neighboring state Karnataka.  Registration allows us to move equipment from one state to another with minimal paper work and no interstate taxes. The process of registration, while routine, takes several months to complete. We are also acquiring more equipment that can be rented.  Our strategy is to acquire used equipment, that we can repair and then renting it out to the agricultural and construction industries.

•
We expect to expand the trading business by using the bank lines that are available under Golden Gate.  We also plan to expand the geographic areas covered by Golden Gate to India and possibly the United States.  Our expansion strategy for the vertical farming includes initially building out four facilities in Rhode Island, Massachusetts, Maryland and Newfoundland, Canada.

Competition and Competitive Advantage

Beneficiation of iron ore and trading of iron ore is a significantly competitive business. We compete with local companies in Inner Mongolia. In Inner Mongolia, the competition in the immediate area consists of several traders and mine owners. We compete on price, quantity and quality.  In India the competition for heavy equipment rental is relatively small.  In the area that we are located we are the only organized vendor.  Most of the others are small individual companies with one or two pieces of equipment. We compete on price, quantity and the quality of our equipment and expertise in the sector.

Sales and Marketing

Our sales force in India consists of individuals that have expertise and contacts in the construction sector.  The sales individual follows the list of bidders for construction contracts and partners with them by being part of the bidding process. Our role is to provide the equipment necessary for the individual contractor to qualify and secure the work. Once the contract is awarded, our equipment is deployed to the job site.  On the trading side, we have individuals with enormous contacts in the industry.  These individuals call on suppliers and customers and upon finding an acceptable price point trade the product.

Technology Platform and Intellectual Property

We regard the internal software and communications systems of our company and subsidiaries as proprietary and rely on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology.  We have not applied for patents on any of our technology.  In our various subsidiary businesses, we also rely on our efforts to design and produce innovative products to maintain a competitive position in the marketplace.

Our subsidiary, Golden Gate, has a proprietary electronic trading platform that matches buyers, products and sellers.

Employees and Consultants

As of July 14, 2014, we employed a work force of approximately 55 employees and contract workers in the United States, India, China and Hong Kong. We have a total of 21 full-time employees, with the rest being part-time or seasonal.

Governmental and Environmental Regulations

India and China have strict environmental, occupational, health and safety regulations. In most instances, the contracting agency regulates and enforces all regulatory requirements. As part of its mandate in the area, Ironman has undertaken a conservation effort, as well as an effort to create a sustainable environment. Ironman actively plants grass and shrubs in the hills after they are excavated and uses the water from the processing plant to irrigate the area. In addition, a certain portion of our revenue is set aside as a reserve fund for environmental development.

Item 1A.                   Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this report in evaluating our company and our common stock.  If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations.   In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section which constitute “forward-looking statements.”  See “Forward-Looking Statements.”

Risks Related to Our Business and Expansion Strategy

Our diversification strategy depends on our ability to find accretive acquisitions and attract management.

The success of our acquisition and diversification strategy will depend on our ability to identify suitable companies to acquire in attractive industries, to complete those acquisitions on terms that are acceptable to us and in the timeframes and within the budgets we expect, and to thereafter improve the results of operations of the acquired companies and successfully integrate their operations on an accretive basis.  There can be no assurance that we will be successful in any or all of these steps.

We may be unable to continue scale our operations, make acquisitions or continue as a going concern if we do not successfully raise additional capital.

If we are unable to successfully raise the capital we need we may need to reduce the scope of our businesses to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.  We have incurred losses from operations in our prior two fiscal years and have a lack of liquidity for expansion.  Our business in China depends on the macroeconomic growth of China, which currently appears to signal a slowdown.  We believe that a slowdown in China may adversely affect iron ore prices.  If we are unable to sell iron ore at a reasonable profit, we will shut down the operations and cut our costs.  This will in turn reduce our revenue in the short term.  We may, in order to remain in the business, divert some of our resources to lower margin trading.  While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to raise enough capital for planned expansion.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

Our short-term focus is to become profitable.  However there can be no guarantee that our efforts will be successful.  Even if we again achieve profitability, given our dependence on global GDP growth and macroeconomic factors, we may not be able to sustain profitability and our failure to do so would adversely affect our businesses, including our ability to raise additional funds.

We expect to acquire companies and we are subject to evolving and often expensive corporate governance regulations and requirements.  Our failure to adequately adhere to these requirements, and comply with them with regard to acquired companies, some of which may be non-reporting entities, or the failure or circumvention of our controls and procedures could seriously harm our business and affect our status as a reporting company listed on a national securities exchange.

As a public reporting company whose shares are listed for trading on the NYSE MKT, we are subject to various regulations.  Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure on controls and procedures and our internal control over financial reporting.  Our internal controls and procedures may not be able to prevent errors or fraud in the future.  However, we cannot guarantee that we can establish internal controls over financial reporting immediately on companies that we acquire.  Thus, faulty judgments, simple errors or mistakes, or the failure of our personnel to enforce controls over acquired companies or to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of our control systems are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our ability to continue as a reporting company listed on a national securities exchange.

We have a limited senior management team size that may hamper our ability to effectively manage a publicly traded company and manage acquisitions and that may harm our business.

Since we operate in several foreign countries, we use consultants, including lawyers and accountants, to help us comply with regulatory requirements on a timely basis.  As we expand, we expect to increase the size of our senior management.  However, we cannot guarantee that in the interim period our senior management can adequately manage the requirements of a public company and the integration of acquisitions, and any failure to do so could lead to the imposition of fines, penalties, harm our business, status as a reporting company and our listing on the NYSE MKT.

Our proposed business expansion is dependent on laws pertaining to various industries including the legal marijuana industry.

We expect to acquire companies and hire management in the niche areas that we have identified.  These include, among others, technology, logistics and specialty pharmacy with a focus on capitalizing on specific niches within these areas such as solar energy, medical marijuana and clean tech.  Entry into any of these areas, including the solar energy market, requires special knowledge of the industry and products.  In the event that we are perceived to be entering the legal cannabis sector, even indirectly or remotely, we could be subject to increased scrutiny by regulators because, among other things, marijuana is a schedule-I controlled substance and is illegal under federal law.  Our failure to adequately manage the risk associated with these businesses and adequately manage the requirements of the regulators can adversely affect our business, our status as a reporting company and our listing on the NYSE MKT.  Further, any adverse pronouncements from regulators about businesses related to the legal cannabis sector could adversely affect our stock price if we are perceived to be in a company in that sector.

We are subject to numerous risks and hazards associated with the mining industry.

Our beneficiation operations are subject to a number of risks and hazards including:

•	industrial accidents;

•	unusual or unexpected geologic formations;

•	explosive rock failures; and

•	flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in a variety of issues that could affect our operations, such as damage to or destruction of properties or beneficiation facilities, environmental damage, delays in our beneficiation operations, personal injury or death, monetary losses and possible legal liability.  In order to mitigate these risks, we are consulting with attorneys about the possibility of creating several subsidiaries and structurally isolating each plant so that liability can be limited.  No assurance can be given that we will be able to avoid any or all of the hazards discussed above and any such occurrence may substantially affect our business and financial operations.

Our operations are highly susceptible to hazardous weather conditions and seasonal weather conditions.

India, specifically the east and west coasts where our supply chains are located, northern Mongolia, and northeastern China where Ironman’s processing chain is located, experience severe weather conditions.  Severe weather conditions could cause our supply chain and processing chain to temporarily curtail or stop operations materially affecting our quarterly results.  During periods of curtailed activity due to adverse weather conditions, our operations in both countries may continue to incur operating expenses, reducing profitability.  Certain weather conditions may affect iron ore beneficiation and trading operations.  The Ironman beneficiation plant is located in a region with a typical subtropical climate characterized mainly by high precipitation and high evaporation and humid conditions.  The rainy season occurs from May to August of each year, which may make the plant inaccessible or unusable during such rainy season due to flooding caused by insufficient drainage necessary to release the excess water that has accumulated.  During the last rainy season there was a particularly rainy period marked by much flooding in China and a halt in business operations for several months.  In northern Mongolia, temperatures can dip to as low as -30 degrees Celsius in the winter, making certain operations difficult.  As such, iron ore beneficiation and trading operations may be interrupted due to inclement or hazardous weather conditions experienced during such rainy season.

We may not be able to obtain necessary raw materials at competitive price and this may negatively affect our profits.

On the supply side, including procuring sufficient raw materials, we may have difficulties procuring low-grade iron ore at specific sizes at competitive prices.  In the event we are unable to secure steady suppliers, it could negatively affect our profitability.  Our processing plant in China requires water for wet separation.  While there is currently and for the foreseeable future an adequate supply of water, any discrepancy with the supply of water could lead to curtailing operations, which could affect our profitability.  Likewise, construction contracts are primarily dependent on adequate and timely supply of raw materials such as cement, steel and aggregates at competitive prices.  As the demand from competing larger and well-established material supply firms increases for procuring raw materials, we could face a disproportionate increase in the price of raw materials that may negatively impact our profitability.

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

Our TBL subsidiary executes construction contracts primarily in the roads and infrastructure development sectors.  TBL typically enters into high value contracts for these activities, which impose penalties if the contracts are not executed in a timely manner.  If TBL is unable to meet the performance criteria prescribed by the contracts, then levied penalties may adversely affect our financial performance.  Further, we may pay demurrage for some of our iron ore delivery contracts, if iron ore is not loaded onto ships in the time prescribed by delivery contracts.  The payment of demurrage may adversely affect our financial performance.  The iron ore shipped by us from India is shipped with a quality certificate from a leading company.  However, the buyers in China also perform quality measurements, which could differ from the initial quality certificate.  This may result in negative price adjustments affecting our profit margins.  The rock aggregate business is less sensitive to time overruns and quality.

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

The operations of our subsidiary PRC Ironman could have safety issues in its iron ore beneficiation plants including, in part, inadequate natural ventilation and likelihood of flooding.  Accidents and employees’ injury arising from any safety issues may cause suspension or discontinuance of our beneficiation operations and negatively affect our revenue.

Beneficiation activities are labor intensive and employ low levels of mechanization, which may result in inefficiency and impose greater safety and health hazards concern.

Ironman has used rudimentary beneficiation methods and low levels of mechanization since the beginning of its operation.  The labor-intensive and low-mechanization methods it uses in its beneficiation operations results in inefficient operations.  The relatively large number of workers exposed to dust, noise, heat and vibration caused by its methods may increase the possibility of accidents and health hazards.

We may suffer losses resulting from unexpected accidents.

Like other similar companies, our operations may suffer from structural issues such as unusual or unexpected geologic formations or explosive rock failures that may result in accidents that cause property damage and possible personal injuries.  We can give no assurance that industry-related accidents will not occur in the future.  We do not maintain flood or other property insurance covering our properties, equipment, or inventories.  Any losses and liabilities we incur due to unexpected property damage or personal injury could have a material adverse effect on our financial condition and results of operations.

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

The supply chain for iron ore is heavily dependent on transportation.  A strike by truck drivers could adversely affect our business.  Our processing plant in China is located in the province of Inner Mongolia and any civil unrest in that area, or other parts of China, could disrupt the logistics and processing chain adversely affecting our business.  India and China have had their share of disputes in the past 60 years.  India and China had ancient friendly ties going back to the silk route.  However, beginning in the 1950s the relationship became strained largely over Tibet and issues over borders.  In 1962, China attacked India along its border, coinciding with the Cuban missile crisis that preoccupied the super powers United States, Russia and the United Kingdom.  The war ended with a complete withdrawal that coincided with the arrival of the U.S. air force.  While there can be no guarantee that hostilities may again reappear between the two countries, much has changed since the 1962 war.  Both India and China are now nuclear powers, underpinning the notion of Mutually Assured Destruction, and both are strategic partners with the United States.  Both countries took part in the first ever BRIC (Brazil, Russia, India and China) Summit in June 2011.  Both countries have had 15 rounds of border talks; and, despite incidents in the past year involving excursions by Chinese troop into Indian territory, officials state that India and China relations are at a new historical starting point with the election of the new Indian government and the two are poised to increase mutual economic cooperation.  In 2012-2013, India’s second largest trading partner was China following the United Arab Emirates and ahead of the United States.  If hostilities between the two countries reappear, our business may be adversely affected.

Currency fluctuations may reduce our profitability.

Iron ore is traded in U.S. dollars.  However, the supply side, including logistics in India, is settled in Indian rupees (INR).  On the other hand, the expenses for processing the iron ore in China are all met in RMB.  Therefore, three currencies are involved in a typical trade.  Fluctuations of one currency relative to the others may adversely affect our profit margins.

Environmental regulations could adversely affect Ironman’s business.

The process of getting iron ore from the ground is typically environmentally unfriendly as is the process of beneficiation, which uses ground water.  Stricter environmental controls in India or China on these processes could have an adverse impact on our business, by raising additional compliance expenses.  Mineral exploration and processing, as well as Ironman’s current and future beneficiation operations are, and may continue to be, subject to stringent state, provincial and local laws and regulations relating to environmental quality, production, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine safety, toxic substances and other matters.  Mineral processing is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products.  Compliance with these laws and regulations will impose substantial costs on Ironman and may subject it to significant potential liabilities.  Further, any changes to these regulations may increase Ironman’s operating costs and may adversely affect its results of operations.

Our business relies heavily on our management team and any unexpected loss of key officers may adversely affect our operations.

The continued success of our business is largely dependent on the continued services of our key employees.  The loss of the services of certain key personnel, without adequate replacement, could have an adverse effect on our performance.  Our senior management, as well as the senior management of our subsidiaries, plays a significant role in developing and executing the overall business plan, maintaining client relationships, proprietary processes and technology.  While no one is irreplaceable, the loss of the services of any would be disruptive to our business.

A large portion of our iron ore revenue is derived from five major customers.

Five of our iron ore customers accounted for 90% of our total revenue for the fiscal year ended March 31, 2014.  We expect this concentration to continue, as the buyers of iron ore tend to be large traders or steel mills.  Non-renewal or termination of any such relationship may have a material adverse effect on our revenue.  No assurance can be given that we will be able to maintain such relationships.  Additionally, no assurance can be given that our business will not remain largely dependent on a limited number of customers accounting for a substantial part of our revenue.

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

•	Commencement, completion and shipment during any particular quarter;

•	Additions and departures of key personnel; and

•	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

We face intense competition in the iron ore business.

Large companies in Brazil, Australia, India and other iron ore producing countries dominate the iron ore business.  Most of these companies are miners and export directly to the large steel mills around the world.  Our strategy of sourcing low-grade inexpensive iron ore from India or Mongolia and processing it in China allows us to supply steel producers at competitive prices, while maintaining margins.  We depend on our expertise in sourcing low cost low-grade iron ore and to process the iron ore.  If we are unable to offer competitive prices there could be a significant reduction in our revenue.

We may not be able to compete successfully for mineral rights with companies having greater financial resources than we have.

All mines have limited resources and, as such, we intend to acquire additional mining operations as part of our long-term strategy.  As there is a limited supply of desirable mineral deposits in the PRC, we face strong competition for promising acquisition targets from other mining companies, some of which have greater financial resources than we have.  We may be unable to compete with such other mining companies in making acquisitions that we deem to be complementary to our business, or to acquire such on terms that are acceptable to us.

Our revenue and, therefore, our profitability, may be affected by metal price volatility.

The majority of our revenue is derived from the sale of high-grade iron ore.  Consequently, our revenue is directly related to the price of high-grade iron ore.  We do not conduct any hedging of the price of iron ore, which exposes us to increased price volatility.  Iron ore is one of the biggest dry bulk commodities traded and shipped.  According to the U.S. Geological Survey, Mineral Commodity Summaries, January 2014 report, the estimated world total mine production of iron ore was 2,950 million metric tons of usable iron ore worth $395 billion and the world total resources of iron ore content was 81,000 million metric tons of usable ore. The price (estimated from reported value of iron ore at mines) was US$130 per metric ton.  The growth of spot trading in this huge market presents an opportunity for banks, traders, producers and consumers to manage price risk and exposure.  Trading since 2008, the iron ore swap has emerged as the leading instrument for iron ore hedging and risk management.  Changes in the prices of high-grade iron ore and lead may adversely affect our operating results.  It is difficult to predict whether high-grade iron ore prices will rise or fall in the future and a decline in prices could have an adverse effect on our future results of operations and financial condition.

Restructuring of our holdings in China may result in a charge

We are in the process of evaluating and restructuring our holdings in Inner Mongolia. While we have not made a decision, if we restructure our Chinese holdings this may result in a small charge in our statement of operations in future periods.

Risks Related to Ownership of Our Common Stock

Future sales of common stock by us could cause our stock price to decline and dilute your ownership in our company.

There are currently outstanding warrants to purchase 1,271,373 shares of our common stock and stock options to purchase 269,345 shares of our common stock.  We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur.  If we raise funds by issuing additional securities in the future or the outstanding warrants or stock options to purchase our common stock are exercised, the newly-issued shares will also dilute your percentage ownership in our company.

The market price for our common stock may be volatile.

The trading volume in our common stock may fluctuate and cause significant price variations to occur.  Fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results.  Our stock price may fluctuate as a result of a number of events and factors such as those described elsewhere in this “Risk Factors” section, events described in this report, and other factors that are beyond our control.  In addition, the stock market, in general, has historically experienced significant price and volume fluctuations.  Our common stock has also been volatile, with our 52-week price range being at a low of $0.61 and a high of $2.34 per share.  These fluctuations are often unrelated to the operating performance of particular companies.  These broad market fluctuations may cause declines in the market price of our common stock.

Our publicly-filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews may be initiated at any time.  We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review, as well as state in filings that we have inadequate control or expertise over financial reporting.  Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material and adverse impact on the trading price of our common stock.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future.  Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.  In addition, the terms of our debt agreement prohibits the payment of cash dividends or other distributions on any of our capital stock except dividends payable in additional shares of capital stock.

Maryland anti-takeover provisions and certain anti-takeover effects of our Charter and Bylaws may inhibit a takeover at a premium price that may be beneficial to our stockholders.

Business Combinations.  Under the Maryland General Corporation Law, some business combinations, including a merger, consolidation, share exchange or, in some circumstances, an asset transfer or issuance or reclassification of equity securities, are prohibited for a period of time and require an extraordinary vote. These transactions include those between a Maryland corporation and the following persons (a “Specified Person”):

•
an interested stockholder, which is defined as any person (other than a subsidiary) who beneficially owns 10% or more of the corporation’s voting stock, or who is an affiliate or an associate of the corporation who, at any time within a two-year period prior to the transaction, was the beneficial owner of 10% or more of the voting power of the corporation’s voting stock; or

•	an affiliate of an interested stockholder.

A person is not an interested stockholder if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder.  The board of directors of a Maryland corporation also may exempt a person from these business combination restrictions prior to the time the person becomes a Specified Person and may provide that its exemption be subject to compliance with any terms and conditions determined by the board of directors. Transactions between a corporation and a Specified Person are prohibited for five years after the most recent date on which such stockholder becomes a Specified Person. After five years, any business combination must be recommended by the board of directors of the corporation and approved by at least 80% of the votes entitled to be cast by holders of voting stock of the corporation and two-thirds of the votes entitled to be cast by holders of shares other than voting stock held by the Specified Person with whom the business combination is to be effected, unless the corporation’s stockholders receive a minimum price as defined by Maryland law and other conditions under Maryland law are satisfied.

A Maryland corporation may elect not to be governed by these provisions by having its board of directors exempt various Specified Persons, by including a provision in its charter expressly electing not to be governed by the applicable provision of Maryland law or by amending its existing charter with the approval of at least 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and two-thirds of the votes entitled to be cast by holders of shares other than those held by any Specified Person. Our Charter does not include any provision opting out of these business combination provisions.

Control Share Acquisitions.  The Maryland General Corporation Law also prevents, subject to exceptions, an acquirer who acquires sufficient shares to exercise specified percentages of voting power of a corporation from having any voting rights except to the extent approved by two-thirds of the votes entitled to be cast on the matter not including shares of stock owned by the acquiring person, any directors who are employees of the corporation and any officers of the corporation. These provisions are referred to as the control share acquisition statute.

The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or to acquisitions approved or exempted prior to the acquisition by a provision contained in the corporation’s charter or bylaws. Our Bylaws include a provision exempting us from the restrictions of the control share acquisition statute, but this provision could be amended or rescinded either before or after a person acquired control shares. As a result, the control share acquisition statute could discourage offers to acquire our common stock and could increase the difficulty of completing an offer.

Board of Directors. The Maryland General Corporation Law provides that a Maryland corporation which is subject to the Exchange Act and has at least three outside directors (who are not affiliated with an acquirer of the company) under certain circumstances may elect by resolution of the board of directors or by amendment of its charter or bylaws to be subject to statutory corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Under these provisions, a board of directors may divide itself into three separate classes without the vote of stockholders such that only one-third of the directors are elected each year. A board of directors classified in this manner cannot be altered by amendment to the charter of the corporation. Further, the board of directors may, by electing to be covered by the applicable statutory provisions and notwithstanding the corporation’s charter or bylaws:

•	provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting,

•	reserve for itself the right to fix the number of directors,

•	provide that a director may be removed only by the vote of at least two-thirds of the votes entitled to be cast generally in the election of directors, and

•	retain for itself sole authority to fill vacancies created by an increase in the size of the board or the death, removal or resignation of a director.

In addition, a director elected to fill a vacancy under these provisions serves for the balance of the unexpired term instead of until the next annual meeting of stockholders.  A board of directors may implement all or any of these provisions without amending the charter or bylaws and without stockholder approval.  Although a corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute, we have not adopted such a prohibition.  We have adopted a staggered board of directors with three separate classes in our charter and given the board the right to fix the number of directors, but we have not prohibited the amendment of these provisions.  The adoption of the staggered board may discourage offers to acquire our common stock and may increase the difficulty of completing an offer to acquire our stock.  If our Board chose to implement the statutory provisions, it could further discourage offers to acquire our common stock and could further increase the difficulty of completing an offer to acquire our common stock.

Effect of Certain Provisions of our Charter and Bylaws.  In addition to the Charter and Bylaws provisions discussed above, certain other provisions of our Bylaws may have the effect of impeding the acquisition of control of our company by means of a tender offer, proxy fight, open market purchases or otherwise in a transaction not approved by our Board of Directors. These provisions of Bylaws are intended to reduce our vulnerability to an unsolicited proposal for the restructuring or sale of all or substantially all of our assets or an unsolicited takeover attempt, which our Board believes is otherwise unfair to our stockholders. These provisions, however, also could have the effect of delaying, deterring or preventing a change in control of our company.

Our Bylaws provide that with respect to annual meetings of stockholders, (i) nominations of individuals for election to our Board of Directors and (ii) the proposal of business to be considered by stockholders may be made only pursuant to our notice of the meeting, by or at the direction of our Board of Directors, or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in our Bylaws.

Special meetings of stockholders may be called only by the chief executive officer, the board of directors or the secretary of our company (upon the written request of the holders of a majority of the shares entitled to vote).  At a special meeting of stockholders, the only business that may be conducted is the business specified in our notice of meeting.  With respect to nominations of persons for election to our Board of Directors, nominations may be made at a special meeting of stockholders only pursuant to our notice of meeting, by or at the direction of our Board of Directors, or if our Board of Directors has determined that directors will be elected at the special meeting, by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in our Bylaws.

These procedures may limit the ability of stockholders to bring business before a stockholders meeting, including the nomination of directors and the consideration of any transaction that could result in a change in control and that may result in a premium to our stockholders.

Risk Related to Our Securities

We do not currently have accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP and SEC rules and regulations.

Our accounting personnel are located in Hong Kong, India, China and the U.S, primarily near our businesses, and they all do not have sufficient knowledge of and professional experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP and SEC rules and regulations. We have addressed this by hiring consultants with sufficient background in SEC reporting and filing requirements; formalizing accounting and reporting controls and procedures at all our operating units; and providing on-going training to our accounting staff.  In addition we have engaged a legal firm with extensive SEC reporting expertise and an individual with extensive SEC and GAAP reporting experience to review our disclosure controls and procedures and internal controls over financial reporting.  However, despite these efforts, our ability to prepare financial statements and maintain our books and records in accordance with U.S. GAAP, and SEC rules and regulations, especially with new acquisitions, may be impacted, which may constitute a material weakness in our internal controls over financial reporting.  For more information please see Item 9A. Controls and Procedures.

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

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This report and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements.  In this report and the documents incorporated by reference, we discuss plans, expectations and objectives regarding our business, financial condition and results of operations.  Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws.  We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections.  Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements speak only as of the date when they are made.  Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.  We intend that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

•	competition in the road building sector,
•	legislation by the government of India,
•	general economic conditions and the Indian growth rates,
•	our ability to win licenses, contracts and execute,
•	current and future economic and political conditions,
•	overall industry and market performance,
•	the impact of accounting pronouncements,
•	management’s goals and plans for future operations, and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.  As noted above, these forward-looking statements speak only as of the date when they are made.  Moreover, in the future, we may make forward-looking statements through our senior management that involve the risk factors and other matters described in this report, as well as other risk factors subsequently identified, including, among others, those identified in our filings with the SEC in our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Item 1B.                   Unresolved Staff Comments

None

Item 2.                   Properties

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814.  TBL’s headquarters are located in Kochi, India and PRC Ironman’s headquarters are located in Linxi, Inner Mongolia, PRC.  In addition, we have offices or representatives in Mauritius, Hong Kong, and Nagpur and Chennai, India.

We pay IGN, LLC, an affiliate of Ram Mukunda, our President and Chief Executive Officer, $4,000 per month for office space and certain general and administrative services in the U.S.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by our Board of Directors at any time without notice.

During the fiscal year ended March 31, 2014, total rent expense was $48,000.  We expect that this expense will remain at approximately this level during the fiscal year ending March 31, 2015.

We are not involved in investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, as all of our land rights are used for beneficiation purposes.  We currently have no exploration plans.  When we have exploration plans, our intention is to define mineral reserves pursuant to the Industry Guide 7 definitions.

In fiscal 2014, our company operated through its subsidiaries in India and Inner Mongolia, a province of China.

With respect to the operations in India, in fiscal 2014, we were not involved in mining or quarrying activities. We were involved in trading and in renting heavy machinery. We do not have a mining license in India. Our subsidiary IGC-MPL owns an office space of about 1,500 sq. feet.  The office space was acquired in 2010, is located in Nagpur, India, and has a gross value of $62,044.  Our Subsidiary TBL has an apartment located in Cochin, India with a gross value of $8,333.

Our subsidiary PRC Ironman, owns three beneficiation plants in Linxi, Inner Mongolia. The beneficiation plants consists of buildings with a gross value of $1,038,560, plant and equipment with gross value of $5,172,144 and construction in progress with agross value of  $4,172,282 along with other assets such as office equipment, furniture, fixtures, computer equipment and vehicles. These plants have the capacity to beneficiate low grade iron ore.  The production capacity depends on the quality of raw materials used.  For example, using low grade iron ore with three percent FE content, the plants are designed to produce between 6,000 and 10,000 tons of high grade iron ore a month.  These plants were not operational in fiscal 2014.

The table below summarizes the nature of activity, type of license required and held and encumbrances in obtaining permit for each location where the company operates through its subsidiaries:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
India	1. Trading of rock aggregate and iron	No license or permit required	None held, except business registrations with tax authorities in various states in India	Not applicable
China	1. Beneficiation plant 2. Trading in iron ore	Permit to beneficiate	Business license to beneficiate iron ore and trade iron ore	There were no encumbrances in maintaining the business license in fiscals 2014 and 2013

Item 3.                   Legal Proceedings

We are not involved in any pending or threatened legal proceedings.

Item 4.                   Mine Safety Disclosures

Not applicable

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed our initial public offering on March 8, 2006.  In the initial public offering, we offered units for purchase.  A unit is comprised of one share of our common stock and two warrants to purchase one share of common stock with the exercise of each warrant.  On April 13, 2006, there was a voluntary separation of the units into shares of common stock and warrants to purchase common stock, which permitted separate trading of the common stock and warrants.  On February 5, 2013, we voluntarily delisted our units from the NYSE MKT. The common stock and warrants trade on the NYSE MKT under the symbols “IGC” and “IGC.WT,” respectively.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock and warrants, as reported on the NYSE MKT.  The quotations listed below reflect inter dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices of the common stock reported in the table have been adjusted to reflect the 1-for-10 reverse stock split effected on April 19, 2013. This is done for ease of comparison and the convenience of the reader. The exercise of a warrant allows the holder to purchase one tenth of a share of common stock. Therefore, 10 warrants are needed to purchase one share of common stock.

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
June 30, 2012	$4.93	$2.12	$0.03	$0.02
September 30, 2012	2.65	1.70	0.02	0.01
December 31, 2012	1.80	1.32	0.01	0.00
March 31, 2013	3.11	1.23	0.20	0.00
June 30, 2013	1.73	1.52	N/A	N/A
September 30, 2013	1.10	0.93	N/A	N/A
December 31, 2013	1.05	0.97	0.01	0.01
March 31, 2014	0.81	0.73	0.01	0.01
June 30, 2014	1.45	1.37	0.22	0.22
Through July 8, 2014	1.58	1.41	0.25	0.25

On June 27, 2014, the last reported sale price of our common stock, as reported on the NYSE MKT, was $1.40 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2014, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (2)	269,345	$7.80	0
_______________

(1)	Consists of our 2008 Omnibus Incentive Plan, as amended. See Note 16, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)	Includes grants during fiscal years ended March 31, 2010, 2012, 2013 and 2014. There were no grants during the fiscal year ended March 31, 2009, 2011.

(3)
The number of options outstanding is 2,693,450 with an average exercise price of $0.78. Each option exercised at an average price of $0.78 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.78 for an aggregate price of $7.80 entitle the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 269,345 shares.

Holders

As of June 29, 2014, we had approximately 4,091 holders of record of our common stock, and approximately 1,253 holders of record of our warrants.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fiscal year ended March 31, 2014 which were not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2014, we made no purchases of our own equity securities.

Item 6.                   Selected Financial Data

Item 6 does not apply to us because we are a smaller reporting company.

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report.  Except for the historical information contained in this report, the discussion in this section contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing.  The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.  The Company’s actual results could differ materially from those discussed here.  Factors that could cause differences include those discussed in the “Risk Factors” section, as well as discussed elsewhere in this report.

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

Our significant accounting policies are presented in Note 2 to our consolidated financial statements and the following summaries should be read in conjunction with the audited consolidated financial statements and the related notes included in this report.  While all accounting policies impact the financial statements, certain policies may be viewed as critical.  Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates.  Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, goodwill, and income taxes.

Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2014 and 2013 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  We consider the guidance provided under Staff Accounting Bulletin (“SAB”) 104 in determining revenue from sales of goods.  Considerations have been given to all four conditions for revenue recognition under that guidance.  The four conditions are:

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

Specifically, revenue from the trade of iron ore is recognized when the finished product is sold and meets the criteria set out above.  Our customers, typically, buy the finished product on a spot basis with a deposit and a 60-day payment term, or in some cases for cash on delivery. In cases where iron ore is shipped from India to a customer in China, as an example, a typical CIF contract pays 95% at the time that the ship leaves port and the remaining 5% when the iron ore passes inspection in China. Therefore, 95% of the revenue is recognized first and the remaining 5% is recognized later, and can take up to 90 days. CIF contracts are guaranteed by letters of credit from the customer.

Revenue from construction/project related activity and contracts for supply/commissioning of complex plant and equipment is recognized as follows:

(a)           Cost plus contracts: Contract revenue is determined by adding the aggregate cost plus proportionate margin as agreed with the customer and expected to be realized.

(b)           Fixed price contracts: Contract revenue is recognized using the percentage completion method and the percentage of completion is determined as a proportion of cost incurred-to-date to the total estimated contract cost.  Changes in estimates for revenues, costs to complete, and profit margins are recognized in the period in which they are reasonably determinable.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2014 and 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by us of our common stock to HK Ironman stockholders in exchange for HK Ironman stock, as contemplated by the stock purchase agreement (“Stock Purchase Agreement”) between the Company, HK Ironman, PRC Ironman and their stockholders, generally will not be a taxable transaction to U.S. holders for U.S. federal income tax purposes.  It is expected that the Company and its stockholders will not recognize any gain or loss for U.S. federal income tax purposes.

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

Regarding our collection policy on iron ore trading receivables, there are three types of iron ore trades: (1) payment guaranteed through letters of credit, (2) deposit or spot payment on delivery or (3) delivery on credit. With the first type of trade: our policy for collection is to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit are that 95% of the payment is made when the material is delivered to the ship, which is verified by the bank with documents including a Bill of Lading. The remaining 5% is paid when the iron ore reaches the port of discharge. Once the material is unloaded, a CIQ or Certificate of Quality is produced using a third party to verify the quality of the iron ore.  Once this is done, the remaining 5% of the payment is released by the bank.  With the second type of trade, customers pay on delivery. If payment is not received the material is not delivered to the customer. On the third type of trade, our policy is to allow the customer to have a payment credit term of 90 days. This is typical practice in China with the larger steel mills.

Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of our share of net identifiable assets of the acquired subsidiary at the date of acquisition.  Goodwill on acquisition of subsidiaries is disclosed separately.  Goodwill is stated at cost less impairment losses incurred, if any.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Others” (previously referred to as SFAS No. 142, “Goodwill and Other Intangible Assets”), which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition.  ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each subsidiary.  ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

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

In ASC 350.20.20, a reporting unit is defined as an operating segment or one level below the operating segment.  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  The Company has determined that it operates in a single operating segment.  While the CEO reviews the consolidated financial information for the purposes of decisions relating to resource allocation, the CFO, on a need basis, looks at the financial statements of the individual legal entities in India for the limited purpose of consolidation.  Given the existence of discrete financial statements at an individual entity level in India, the Company believes that each of these entities constitute a separate reporting unit under a single operating segment.

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

Impairment of investment

The impairment analysis test is done based on a similar recoverable approach as used in the impairment test for goodwill described above.  The fair value of land is determined based on an independent appraisal of the land held by Sricon.  The estimated amount of liability is based on the information available with us with respect of bank debt and other borrowings. In 1995, IGC's subsidiary TBL made an investment of $50,000 (INR 3,000,000) in Bhagheeratha Developers Limited. Based on the latest review of the balance sheet of this entity, we impaired this investment by $18,244.

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

Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  Newly issued ASUs not listed below are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

Effective January 1, 2012, the Company adopted amendments from the FASB to Fair Value Accounting. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of “blockage factors” in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments also prescribe additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. The adoption of this guidance did not have a material impact on Company’s consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, which is now part of ASC 220: “Presentation of Comprehensive Income.”  The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items, which must be reported in other comprehensive income.  These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012.  Because this guidance impacts presentation only, it has no effect on our financial condition, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This update defines fair value, clarifies a framework to measure fair value and requires specific disclosures of fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively.  The adoption of this guidance did not have a material impact on Company’s consolidated financial position or results of operations.

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance that addresses effective control in repurchase agreements and eliminated the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance did not have a material impact on Company’s consolidated financial position or results of operations.

Results of Operations

Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013 (as restated)

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2014 and 2013 (as restated):

	Year ended March 31
	2014	2013	Change	Percent Change
Revenue	$2,273,155	$8,030,016	(5,756,861)	(71.69)
Cost of revenues	(1,891,559)	(6,496,891)	4,605,332	(70.89)
Selling, General and Administrative expenses	(2,178,740)	(3,041,632)	862,892	(28.37)
Depreciation	(712,314)	(673,916)	(38,398)	5.70
Impairment loss – goodwill		(301,141)	301,141	(100.00)
Impairment loss – Investment Others	(18,244)		(18,244)	100.00
Operating income (loss)	$(2,527,702)	$(2,483,564)	(44,138)	1.78
Interest and other financial expenses	(291,520)	(419,436)	127,916	(30.50)
Interest Income	12,712	30,397	(17,685)	(58.18)
Other Income (loss)	(236,071)	240,064	(476,135)	(198.34)
Income before income taxes and minority interest attributable to non-controlling interest	$(3,042,581)	$(2,632,539)	(410,042)	15.58
Tax benefit/(expense)		365,116	(365,116)	(100.00)
Income/Loss after income taxes	$(3,042,581)	$(2,267,423)	(775,158)	34.19

Revenue - Total revenue was about $2.27 million for the year ended March 31, 2014, as compared to about $8.03 million for the year ended March 31, 2013, a decrease of 71.69%.  The revenue reported for 2014 and 2013 is from trading of iron ore in China, construction and equipment rental in India. The majority of the decrease in revenue year over year is from the decreased volume of trading.  For fiscal 2014, about $2.20 million is from trading of iron ore in China as compared to about $7.2 million of trading revenue for fiscal 2013.  The decrease in trading revenue is to a large extent from a decrease in the volume of trading and to a lesser extent from a decrease in the sales price.  The Company chose to divert financial resources temporarily away from trading and construction to new initiatives. Based on the new initiatives, we anticipate revenue increasing to the levels of 2013 in fiscal 2015.

Cost of Revenue - Cost of iron ore trading revenue consists primarily of the cost of iron ore, transportation and storage costs, local fees, handling and other logistic costs. The cost of revenue decreased proportionately in 2014 as a result of a decrease in revenue. Cost of revenue was $1.89 million in 2014 as compared to $6.49 million in 2013. The cost of revenue as a percentage of the revenue was approximately 83% during fiscal 2014 as compared to 81% during fiscal 2013.  The two percent increase in the cost of revenue in 2014 over 2013 is from a slightly different mix of revenue that included higher margin construction revenue in 2013 and from the decrease in scale of trading operations in fiscal 2014 that led to slightly higher overall costs.

Selling, General and Administrative expenses – These consist primarily of employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write offs relating to doubtful and bad debts and advances. Selling, general and administrative expenses were $2.18 million for fiscal 2014as compared to $3.04 million for fiscal 2013 a decrease of 28.37%.  The overall decrease in SG&A is primarily attributed to cost saving measures adopted by the Company that included decreases of personal, consultants and other overheads associated with mining and construction.  We expect SG&A to increase as some of our new measures for reaching profitability are realized.

Depreciation – The depreciation expense was $0.71 million in 2014 as compared to $0.67 million in 2013.

Operating income (loss)–Loss from operations was $2.53 million in March 31, 2014 as compared to $2.48 million in March 31, 2013.  The operating loss year over year stayed the same despite a marked decrease in overall revenue because of the decreased SG&A in fiscal 2014.

Interest and other financial expense – The interest expense for the year ended March 31, 2014 was $0.29 million as compared to $0.42 million for the year ended March 31, 2013.  The payment of interest by the Company is made through the issuance of a fixed amount of stock.  Therefore the interest expense is non-cash. However, in fiscal 2013 the average stock price of IGC shares was higher than in fiscal 2014 and therefore the value associated with the delivery of a fixed number of shares was higher in fiscal 2013 than in 2014.

Interest income – The interest income for the year ended March 31, 2014 was $0.012 as compared to $0.03 million for the year ended March 31, 2013.

Other income – In fiscal 2013 we reported a gain of $0.24 million in other income and a loss of ($0.236 million) in other income in fiscal 2014. Our operational currency is predominantly the Indian rupee and the Chinese yuan. In fiscal 2013 and fiscal 2014 the Indian rupee weakened relative to the U.S. dollar generating foreign exchange losses. In fiscal 2013 we reported a foreign exchange loss of ($0.37 million) and a loss of ($0.26 million) in fiscal 2014 due primarily to a weakening Indian Rupee. However, in fiscal 2013after offsetting the foreign exchange losses, we reported net other income of $0.24 Million.

Income tax expense – We had an income tax credit of $0.32 million for the year ended March 31, 2014 as compared to the credit of $.34 million for the year ended March 31, 2013.  The income tax credit in fiscal 2014 is not shown on the statements but remains with the Company for a potential offset against future earnings.

Net loss – The Company had a loss of about ($3.04 million) for the year ended March 31, 2014 as compared to a loss of about ($2.26 million) for the year ended March 31, 2013.

Balance sheet explanations

Accounts receivable – Our accounts receivable for fiscal 2014 is about $0.57 million and for fiscal 2013 was about $1.06 million.  The accounts receivable in fiscal 2014 decreased as our revenue decreased and collections improved.  The primary component of the accounts receivable in fiscal 2014 is a construction claim in the amount of $0.465 million that has been awarded to our subsidiary in India.  We expect to collect this amount in the next 12 to 18 months.

Intangible assets and Goodwill – The value of intangible assets as of March 31, 2014 amounted to $0.47 million as compared to $0.59 million as of March 31, 2013. In both years we reported no goodwill. The year over year reduction in intangible assets is from the amortization of these assets.

Liabilities – The total liability as of March 31, 2014 was $3.59 million as compared to $4.27million as of March 31, 2013, a decrease of $0.68 million. The majority of the decrease in total liability comes from a decrease in trade payables and other current liabilities.

Non-controlling interest – The non-controlling interest is attributed to our 95% ownership of H&F Ironman Ltd.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2014 and 2013.  At the end of fiscal 2014, the Company has about $1.03 million in cash and cash equivalents.  In fiscal 2014, the total cash burn after adjusting for non-cash items that include ESOPs, interest payments paid in stock, foreign exchange losses, and other miscellaneous non-cash items is $1.18 million.  The Company has adequate cash on hand to meet its obligations, however in order to expand the business into some of the areas that have been discussed, the Company will raise capital. We have put in place an At-the-Market (ATM) and a Form S-3 that allows us to raise capital opportunistically and at our discretion based on liquidity and stock price.  To the extent that we believe that raising capital for general corporate purposes is prudent, we have the option of using the ATM.

The balance of cash and cash equivalents held by of our foreign subsidiaries as of fiscal 2014 and 2013 are shown below.

Fiscal Year Ended	Total Cash held by foreign subsidiaries
31-Mar-14	$170,243
31-Mar-13	$1,034,643

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

The Company currently has notes payable of $1.8 million. There is no cash interest payable on the loan. The loan was due on July 31, 2014, but it was extended until July 31, 2016, as reported in a Current Report on Form 8-K filed by the Company on March 26, 2014.

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

Customer Risk

In India the Company’s customers are construction companies and agricultural companies.  In China the Company’s customers are the steel mills and iron ore traders. For the new initiatives the Company’s customers are expected to be large multi nationals and organic produce distributors. The loss of a significant client may have a short-term adverse effect on the Company.

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

Labor Risk

We see limited labor risk in India, China, Hong Kong or the United States.

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Hong Kong, Indian and Chinese governments and U.S. securities regulators.  Those obligations relate to, among other things, our financial reporting, trading activities, capital requirements and the supervision of its employees. Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance.  We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have a negative impact on our future earnings.

Interest Rate Risk

We depend on leverage for most of our business.  A typical trading contract requires that we furnish an earnest money deposit, a performance guaranty and the ability to discount letters of credit. As interest rates rise, our cost of capital is expected to increase and that may impact our margins.

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

In the analysis below, we compared the reported revenue and expense for fiscal year 2014 based on the average exchange rate used for fiscal year 2013 to highlight the impact of exchange rate changes on IGC’s revenue and expenses.

	Year ended March 31
	2014	2013
	(current year exchange rate)	(previous year exchange rate)	Change	Percentage
Revenues	$2,273,155	$2,257,517	$15,638	0.69
Total expenses before taxes	(3,108,558)	(3,136,719)	28,161	0.91
	$(835,404)	$(879,202)	$43,799

Foreign Currency Translation

The Company mainly operates in India and China and a substantial portion of the Company’s sales are denominated in INR and RMB. As a result, changes in the relative values of the U.S. dollar and INR or the RMB affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

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

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD
2009-10	INR 47.91 per USD	INR 44.95 per USD
2010-11	INR 44.75 per USD	INR 44.54 per USD
2011-12	INR 47.715/RMB 6.29 per USD	INR 50.89/RMB 6.30 per USD
2012-13	INR 54.357/RMB 6.28/HKD 7.77 per USD	INR 54.52/RMB 6.21/HKD 7.76 per USD
2013-14	INR 60.35/RMB 6.21/HKD 7.76 per USD	INR 60.00/RMB 6.22 /HKD 7.76 per USD

Item 8.                   Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 4 to the Consolidated Financial Statements, Balance Sheet as on March 31, 2013 and the Cash Flow for the period ended March 31, 2013 has been restated to correct the errors explained therein. In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in two-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

AJSH & Co,
Delhi, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 14, 2014

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	All amounts in USD except share data
	As of March 31,
	2014	2013
	(audited)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,026,565	$1,064,421
Accounts receivable, net of allowances	566,252	1,066,650
Inventories	611,702	407,060
Prepaid expenses and other current assets	1,553,936	1,730,514
Total current assets	$3,758,455	$4,268,645
Intangible Assets	468,091	592,274
Property, plant and equipment, net	7,586,844	8,184,230
Investments in affiliates	5,109,058	5,109,057
Investments-others	31,650	83,489
Deferred acquisition costs	-	207,338
Deferred Income taxes	321,676	341,455
Other non-current assets	458,578	466,105
Total long-term assets	$13,975,897	14,983,948
Total assets	$17,734,352	$19,252,593
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	133,365	600,702
Accrued expenses	418,480	466,960
Notes payable	-
Loans — others	424,845	446,694
Other current liabilities	53,987	310,619
Total current liabilities	$1,030,677	$1,824,975
Notes payable	1,800,000	1,800,000
Other non-current liabilities	758,379	653,388
	$2,558,379	2,453,388
Total liabilities	$3,589,056	$4,278,363

Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 9,373,569 issued and outstanding as of March 31, 2014 and 6,980,098 issued and outstanding as of March 31, 2013.	$937	$698
Additional paid-in capital	58,362,834	56,153,375
Accumulated other comprehensive income	(2,016,815)	(2,020,764)
Retained earnings (Deficit)	(42,719,772)	(39,697,179)
Total equity attributable to Parent	$13,627,184	$14,436,130
Non-controlling interest	$518,112	$538,100
Total stockholders' equity	14,145,296	14,974,230
Total liabilities and stockholders' equity	$17,734,352	$19,252,593

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	All amounts in USD except share data
	Year ended March 31,
	2014	2013 (as restated)

Revenues	$2,273,155	8,030,016
Cost of revenues (excluding depreciation)	(1,891,559)	(6,496,891)
Selling, general and administrative expenses	(2,178,740)	(3,041,632)
Depreciation	(712,314)	(673,916)
Impairment loss - Goodwill	-	(301,141)
Impairment loss - Investment others	(18,244)
Operating income (loss)	(2,527,702)	(2,483,564)
Interest expense	(291,520)	(419,436)
Interest income	12,712	30,397
Other income, net	(236,071)	240,064
Income before income taxes and minority interest attributable to non-controlling interest	$(3,042,581)	(2,632,539)
Income taxes benefit/ (expense)	-	365,116
Net income/(loss)	$(3,042,581)	(2,267,423)
Non-controlling interests in earnings of subsidiaries	(19,988)	15,076
Net income / (loss) attributable to common stockholders	$(3,022,593)	(2,252,347)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.37)	(0.32)
Diluted	$(0.37)	(0.32)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	8,205,684	6,966,798
Diluted	8,205,684	6,966,798

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Audited)

	Year ended March 31
	2014			2013
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(3,022,593)	(19,988)	$(3,042,581)	$(2,252,347)	(15,076)	$(2,267,423)
Foreign currency translation adjustments	$3,949		$3,949	$521,689	7,082	$528,771
Comprehensive income (loss)	$(3,018,644)	(19,988)	$(3,038,632)	$(1,730,658)	(7,994)	$(1,738,652)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Audited)

	All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 31, 2012 (audited)	6,006,173	$601	$54,827,358	$(37,444,832)	$(2,542,453)	$975,509	$15,816,183

Loan exchange	334,200	33	501,267				501,300
Loss on Translation					245,354	7,082	252,436
ESOP/Others	639,725	64	824,750				824,814
Net income for non-controlling interest						15,076	15,076
Net income / (loss)				(2,252,347)			(2,252,347)
NCI of TBL on acquisition of minority					276,335	(459,567)	(183,232)
Balance at March 31, 2013	6,980,098	$698	$56,153,375	$(39,697,179)	$(2,020,764)	$538,100	$14,974,230
Bricoleur loan interest payments	205,200	20	270,502				270,522
IR and other shares	36,193	4	40,796				40,800
ESOP Shares	146,073	15	140,215				140,230
ATM Sale	1,256,005	125	1,251,771				1,251,896
Register direct	750,000	75	506,175				506,250
Loss on Translation					3,949		3,949
Net income for non-controlling interest						(19,988)	(19,988)
Net income / (loss)				(3,022,593)			(3,022,593)
Balance at March 31, 2014	9,373,569	937	58,362,834	(42,719,772)	(2,016,815)	518,112	14,145,296

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended March 31,
	2014	2013 (as restated)
Cash flows from operating activities:
Net income (loss)	$(3,042,581)	$(2,267,423)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	-	(365,116)
Depreciation	712,314	673,916
Unrealized exchange losses/(gains)	255,671	368,408
Bad debts written off and creditors restated	424,087
Non-cash interest expenses	270,522	501,300
ESOP and other stock related expenses	181,030	824,814
Impairment of goodwill	-	301,141
Impairment of Investment –Others	18,244
Changes in:
Accounts receivable	374,965	468,306
Inventories	(204,640)	(26,704)
Prepaid expenses and other assets	106,958	860,428
Trade payables	(453,576)	285,461
Other current liabilities	(251,118)	(457,386)
Other non – current liabilities	(52,921)	(550,429)
Non-current assets	(34,840)	467,604
Accrued Expenses	(46,169)	(519,475)
Intercompany balances
Net cash used in operating activities	$(1,742,054)	$564,845

Cash flow from investing activities:
Proceeds from short term investment		331,328
Purchase of property and equipment/capital work in progress	(8,485)	(326,078)
Proceeds from sale of property and equipment	11,568	115,425
Deferred acquisition cost		(207,338)
Restricted cash		11,959
Net cash provided/(used) by investing activities	$3,083	$(74,704)
Cash flows from financing activities:
Issuance of equity stock	1,758,146
Net movement in other short-term borrowings		(196,614)
Proceeds from loans	(21,849)	224,305
Net cash provided/(used) by financing activities	$1,736,297	$27,691

Effects of exchange rate changes on cash and cash equivalents	(35,182)	(16,359)
Net increase/(decrease) in cash and cash equivalents	(37,856)	501,473
Cash and cash equivalent at the beginning of the period	1,064,421	562,948
Cash and cash equivalent at the end of the period	$1,026,565	$1,064,421

Supplementary information:
Cash paid for interest	$20,998	$32,582
Cash paid for taxes	$0	$0

Non-cash items:
Common stock issued for interest payment on notes payable	$270,522	$501,300
Common stock issued including ESOP	181,030	$824,814

The accompanying notes should be read in connection with the financial statements.

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

India Globalization Capital, Inc. is engaged in acquiring, incubating, financing and growing companies in multiple industries and locations.  In India, we engage in trading iron ore and leasing construction equipment.  In Inner Mongolia, China, we operate iron ore beneficiation plants.

The operations of IGC are based in India and China. IGC owns 100% of a subsidiary in Mauritius called IGC-Mauritius (“IGC-M”) and 100% of another subsidiary in Hong Kong (“HK Ironman’).  IGC-M in turn operates through four subsidiaries, and one investment in India.  IGC-M has an investment ownership of one hundred percent (100%) of each Techni Bharathi, Limited (“TBL”), IGC India Mining and Trading Private Limited (“IGC-IMT”), IGC Logistic Private Limited (“IGC-L”), and IGC Materials Private Limited (“IGC-MPL”). HK ironman operates through Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman"), in which it owns a 95% equity interest. Through our subsidiaries the Company operates in the India and China infrastructure industries and expanding to the machinery leasing business.

Our short-term plans are to drive cash flow by a) expanding the equipment rental business to several states in India, b) expanding the trading business and c) deploying the indoor vertical farms.  Our medium-term plans are to acquire companies or management that can help us expand and diversify our assets to some of the areas that we have identified including legal cannabis, solar energy and clean technology.  Our long-term plans are to increase our commitment to our existing leasing business in India, and increase our commitment to new industries such as the legal cannabis, indoor farming, solar energy and clean technologies, and eventually decrease our exposure to the beneficiation of iron ore in China.

The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP). The financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The Company’s current fiscal year ends on March 31, 2014.

a) India Globalization Capital, Inc.

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, and now China, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering.  On February 19, 2007, the Company incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, the Company consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL).   Effective October 1, 2009, we reduced our stake in Sricon from 63% to 22% in consideration for the set off of the loan owed by IGC approximating $17.9 million. On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MoS”) with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately 5 acres of land in Nagpur. The settlement is expected to close by the end of this calendar year. In March 31, 2013, IGC became the 100% owner of TBL by purchasing the remaining 23.1% shares from TBL’s promoters.

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

The registered capital of PRC Ironman is RMB 2,000,000, equaling to USD $273,800, in which Mr. Zhang Hua owned 80% and Mr. Xu Jianjun owned the remaining 20%. Mr. Zhang Hua and Mr. Xu Jianjun transferred 75% and 20% respectively to HK Ironman on January 18, 2011.  Thus, as of March 31, 2011, 95% of the Company’s registered capital was held by HK Ironman. HK Ironman was incorporated as H&F Ironman Limited, a private limited company, on December 20, 2010 in Hong Kong to acquire PRC Ironman.  HK Ironman’s sole asset is its ownership of a 95% equity interest in Linxi Hefei Economic and Trade Co., Ltd. (“PRC Ironman”), which was incorporated in China on January 8, 2008.  HK Ironman acquired PRC Ironman in January 2011.  As a result of that acquisition, PRC Ironman is now considered an equity joint venture (“EJV”) in view of its foreign ownership through HK Ironman.  An EJV is a joint venture between a Chinese and a foreign company within the territory of China. The parties are evaluating a number of strategic options with respect to Ironman, including a licensing arrangement, a strategic alliance, dividing the plants and or terminating the entire arrangement.  As of now, we have made no final determination on this matter, but we continue to explore ways to maximize shareholder value.

PRC Ironman is engaged in the processing of iron ore at its beneficiation plant on 2.2 square kilometers of hills in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, which is located 250 miles from Beijing, 185 miles from Tianjin Port and 125 miles from Jinzhou Port and well connected by roads, planes and railroad.  PRC Ironman is a Sino-foreign EJV established by both foreign and Chinese investors (i.e., Sino means “China” herein).  HK Ironman, a Hong Kong-based company owns 95% of PRC Ironman, and Mr. Zhang Hua, a Chinese citizen owns the remaining 5%.

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-Mauritius.

 In March 2014, we announced that we have commenced a comprehensive review of potential acquisition candidates as part of our previously stated diversification mandate.  Our Board approved several efforts to increase shareholder value, outlining our growth and expansion strategy as follows:

•
We plan to become a company with diverse businesses where mining, materials and the acquisition of distressed mining assets will be just one of several expected business lines.  We are and have been for some time a company with diverse assets.  We have an equipment leasing business in India and we operate a beneficiation plant in Inner Mongolia.

•
Our Board believes that a business that is only dependent on the sale of iron ore to China is not prudent.  Accordingly, an expansion to other opportunities, some cyclically distressed and some part of the new economy would de-risk our current holdings and drive stockholder value.  We are therefore evaluating an expansion into other targeted areas including technology, logistics and specialty pharmaceuticals, with a focus on capitalizing on specific niches within these areas such as solar energy, medical marijuana and clean technology.

b)  Merger and Accounting Treatment

Most of the shares of Sricon and TBL when acquired were purchased directly from the companies.  The shares of HK Ironman and Golden Gate were acquired from the shareholders of each company.

On March 31, 2013 IGC acquired the non-controlling interest in TBL.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “IGC Inc.”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiaries HK Ironman and IGC-M, as well as our direct and indirect subsidiaries PRC Ironman, TBL, IGC-IMT, IGC-MPL, IGC-LPL, and IGC-HK.

India Globalization Capital, Inc. (the Registrant, the Company or we) and its subsidiaries are significantly engaged in trading of iron ore, leasing of heavy machinery and trading of electronic components through its newly acquired subsidiary in Hong Kong.

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

The Company had 1,298,921 shares of Common Stock issued and outstanding as of March 31, 2010.  During the twelve months ended March 31, 2011, the Company also issued 3,000 shares of Common Stock to American Capital Ventures and Maplehurst Investment Group for services rendered and 914 shares to Red Chip Companies valued at $8,039 for investor relations related services rendered.

The Company also issued a total of 40,000 shares of Common Stock, as consideration for the extension of the loans under the promissory notes described in Notes Payable during the twelve months ended March 31, 2011.

In February 2011, the Company consummated another transaction with Bricoleur to exchange the promissory note held by Bricoleur for a new note with an extended repayment term.  The Company issued 68,850 shares of Common Stock valued at approximately $419,985 as consideration for the exchange, as discussed in corresponding note.

In March 2011, the Company and Oliveira agreed to exchange the promissory note held by Oliveira for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares at a stated value over a specific term.  As of December 31, 2011, the Company has issued 157,000 shares of Common Stock valued at $798,176 to this debt holder, which constituted an element of repayment of principal as well as the interest in equated installments.

On December 30, 2011, the Company finalized the purchase of HK Ironman pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) that was approved by the shareholders of the Company on that date.  Related to the acquisition of HK Ironman, the Company’s shareholders approved the issuance of 3,150,000 equity shares to the owners of HK Ironman in exchange for 100% of the equity of HK Ironman (refer to Note 3); these shares have been considered as outstanding as of this date. In addition, the Stock Purchase Agreement provides for a contingent payment by IGC of $1 million provided certain post-closing covenants are met within 30 days of closing.  These post-closing covenants were not met within 30 days of closing and therefore the Company did not make the payment. In addition there were certain contingent payments by IGC to Ironman stockholders, as follows (i) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2011); and (ii) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2012).  If either of the foregoing annual targets were missed, there would still be a payout of $3 million provided IGC achieves a cumulative earnings growth of 69% between fiscal years 2011 and 2013.  These post-closing covenants were not met and therefore the Company did not make the payments. The acquisition of HK Ironman and the offering of the Common Stock pursuant there to was exempt from registration under the Securities Act pursuant to Regulation S of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public and such offering occurs outside of the United States to non-U.S. persons.  No underwriting discounts or commissions were paid with respect to such sale.  These securities were subsequently registered in a Form S-1.

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired a note payable to Oliveira in the amount of $2,232,627.79 on April 5, 2012. The Company projected a reduction in annual interest costs of about $612,000. The Company paid off the loan with 442,630 shares of newly issued Common Stock. There remains a disagreement on some of the technical features of the note that the lender claims result in IGC owing additional principal, interest, and penalty fees.  The lender has sought relief through summary judgment from the court.   IGC believes that IGC followed the clear terms of the note and that the lender's claims are frivolous.  Further, IGC believes that the lender has demonstrated a malicious pattern of harassing behavior in an effort to unduly increase their gains.  IGC was considering a counter suit in response to the lenders actions.  However, on April 8, 2014, IGC decided to issue 12,026 more shares of its common stock to settle the dispute with Oliveira.

 As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the promissory note held by Bricoleur for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares.  As of March 31, 2014, the Company has issued 205,200 shares of Common Stock valued at $270,522 to this debt holder, which constituted an element of repayment of interest. Effective March 31, 2014, as reported on a Current Report on Form 8-K filed by the Company on March 26, 2014, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No.1 and No.2, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.

During the year ended March 31, 2014, the Company also issued 36,193 shares of Common Stock to Medical Marketing Group (MMGI) valued at $40,800 for investor relations related services rendered.

On August 22, 2013, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At The Market (“the June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness, and other general corporate purposes. During the year ended March 31, 2014, the Company issued a total of 1,256,005 shares of common stock valued at $1,251,896 under this agreement.

On April 2, 2014, as reported on a Current Report on Form 8-K filed by the Company on April 3, 2014, we entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance by our company to the investors of an aggregate of 750,000 shares of our common stock, for a total purchase price of $506,250.Midtown Partners & Co., LLC, (“Midtown”) acted as our exclusive placement agent in this offering. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness, and other general corporate purposes.

Further, pursuant to IGC’s employee stock option plan, the Company has issued options to purchase 269,345 shares at an average exercise price of $7.80 per share, all of which are outstanding and exercisable as of March 31, 2014. The Company has also issued a total of 625,148shares to some of its directors and employees.  The Company also issued 36,193 shares of Common Stock valued at approximately $40,800 for investor relations related services rendered.  As of March 31, 2014, IGC has 9,373,569 shares of Common Stock issued and outstanding.  Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of March 31, 2014, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying audited consolidated financial statements for fiscal 2014 represents the non-controlling interest of Ironman.

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

e)             Revenue Recognition

The majority of the revenue recognized for the year ended March 31, 2014 was derived from the Company’s subsidiaries and as follows:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2014 and 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

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

h)             Cash and Cash Equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents.  The Company maintains its cash in bank accounts in the United States of America, Mauritius, India, China and Hong Kong, which at times may exceed applicable insurance limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The Company does not invest its cash in securities that have an exposure to U.S. mortgages.

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

The exchange rates used for translation purposes are as follows:

	Period End Average Rate							Period End Rate
Period	(P&L rate)							(Balance sheet rate)
Year ended Mar 31, 2014	INR	60.35	RMB	6.21	HKD	7.76	per USD	INR	60.00	RMB	6.216	HKD	7.76	per USD
Year ended Mar 31, 2013	INR	54.357	RMB	6.28	HKD	7.77	per USD	INR	54.52	RMB	6.22	HKD	7.76	per USD

k)              Accounts receivable:

Accounts receivable is recorded at the invoiced amount, taking into consideration any adjustments made by the Indian government consultants who verify and certify construction and material invoices.  Also, the Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses.  For all other accounts, the Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts. When applicable, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments.  The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.  If circumstances related to customers change, estimates of recoverability would be further adjusted. Long-term accounts receivables are typically for Build-Operate-Transfer (BOT) contracts.  It is money due to the Company by the private or public sector to finance, design, construct, and operate a facility stated in a concession contract over an extended period of time. We have no long-term accounts receivables in fiscal 2014 or fiscal 2013. Therefore, we did not provide allowances for doubtful accounts as of March 31, 2014 or 2013.

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

p)             Fair Value of Financial Instruments

As of March 31, 2014 and 2013, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

A significant portion of the Company’s sales in China is to key customers. Five of such customers accounted for approximately 90% of gross accounts receivable both as of March 31, 2014 and March 31, 2013.

r)              Leased Mineral Rights

In China, costs to obtain leased mineral rights are capitalized and amortized to operations as depletion expense within the leased periods, using the straight-line method.  Depletion expenses are included in depreciation and amortization on the accompanying statement of operations. As of March 31, 2014 we have no lease mineral rights.

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

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” For further information on this acquisition and on purchase price allocation, please refer to Form 10-K for fiscal year ended 2012 filed with the SEC on July 16, 2012. The parties are evaluating a number of strategic options with respect to Ironman, including a licensing arrangement, a strategic alliance, dividing the plants and or terminating the entire arrangement.  As of now, we have made no final determination on this matter, but we continue to explore ways to maximize shareholder value.

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

NOTE 4 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, India Globalization Capital, Inc. has made the following changes for fiscal year ended March 31, 2013:

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

Restatement in the Company’s Consolidated Balance Sheets

The goodwill and intangible assets in the consolidated balance sheets for fiscal year ended March 31, 2013 were disclosed as combined amounts under a single line item. The mentioned consolidated balance sheets have now been restated to disclose goodwill and intangible assets as separate line items.

Restatement in the Company’s Consolidated Statement of Cash Flows

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

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Prepaid /preliminary expenses	$376	$3,053
Advance to suppliers & services	531,822	737,199
Security/statutory advances	5,339	65,369
Advances to employees	977,740	905,219
Prepaid /accrued interest	2,965	2,825
Deposit and other current assets	35,694	16,849
Total	$1,553,936	$1,730,514

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other Non-current assets consist of the following:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Sundry Debtors	$0	$11,318
Statutory/Other Advance	458,578	454,787
Total	$458,578	$466,105

NOTE 6 – SHORT-TERM BORROWINGS

For FYE 2014 and FYE 2013 there were no short-term borrowings.

NOTE 7 – NOTES PAYABLE AND LOANS - OTHERS

 On October 5, 2009, the Company consummated the exchange of an outstanding promissory note in the total principal amount of $2,000,000 (the “Original Note”) initially issued to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) for a new promissory note (the “New Oliveira Note”) on substantially the same terms as the original note except that the principal amount of the New Oliveira Note was $2,120,000 which reflected the accrued but unpaid interest on the Original Note and the New Oliveira Note did not bear interest. The New Oliveira Note was unsecured and was due and payable on October 4, 2010 (the “Maturity Date”). Prior to the Maturity Date, the Company was permitted to pre-pay the New Oliveira Note at any time without penalty or premium. The New Oliveira Note is not convertible into IGC Common Stock (the “Common Stock”) or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Oliveira Note and Share Purchase Agreement”), effective as of October 4, 2009, by and among the Company and Oliveira, as additional consideration for the exchange of the Original Note, the Company agreed to issue 53,000 shares of Common Stock to Oliveira.

On October 16, 2009, the Company consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Bricoleur Note”) to Bricoleur Partners, L.P. (‘Bricoleur’). There was no interest payable on the Note and the Note was due and payable on October 16, 2010 (the “Maturity Date”). Prior to the Maturity Date, the Company could pre-pay the Bricoleur Note at any time without penalty or premium and the Note was unsecured. The Note was not convertible into the Company’s Common Stock or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Bricoleur Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among the Company and Bricoleur, as additional consideration for the investment in the Bricoleur Note, IGC issued 53,000 shares of Common Stock to Bricoleur.

During the three months ended December 31, 2010, the Company issued an additional 20,000 shares of Common Stock to each of Oliveira and Bricoleur specified above pursuant to the effective agreements respectively as penalties for failure to repay the promissory notes when due.

In March 2011, the Company finalized agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) and Bricoleur Partners, L.P. (‘Bricoleur’) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates. The Oliveira Note was due on March 24, 2012, bearded interest at a rate of 30% per annum and provided for monthly payments of principal and interest, which the Company chose to settle through the issue of equity shares at an equivalent value.  The Bricoleur Note was due on June 30, 2011 with no prior payments due and will not bear interest.   The Company issued additional 68,850 shares of its common stock to Bricoleur in connection with the extension of the term regarding the Bricoleur note.

As reported on a Current Report on Form 8-K filed by the Company on April 6, 2012, the Company retired the note payable to Oliveira in the amount of $2,232,627.79 on April 5, 2012. The Company paid off the loan with 4,426,304 (now 442,630) shares of newly issued Common Stock. There remains a disagreement on some of the technical features of the note that the lender claims result in IGC owing additional principal, interest, and penalty fees.  The lender has sought relief through summary judgment from the court. IGC believes that IGC followed the clear terms of the note and that the lender's claims are frivolous.  Further, IGC believes that the lender has demonstrated a malicious pattern of harassing behavior in an effort to unduly increase their gains.  IGC was considering a counter suit in response to the lenders actions. However, on April 8, 2014, IGC decided to issue 12,026 more shares of its common stock to settle the dispute with Oliveira.

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the 2011 Note for a new note (“the 2012 Note”) which bore no interest and was due on December 31, 2012. In consideration for the exchange, the Company issued 30,000 shares of IGC to Bricoleur and issued additional 34,200 shares for February and March 2013 penalty payments. Effective March 31, 2013, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.The Bricoleur Note remains outstanding. Contractually the Company makes a penalty payment (booked under interest payment) of 17,100 shares of common stock for each month the loan remains unpaid.  No other "interest" payment is made on the loan. During the year ended March 31, 2014, the Company issued a total of 205,200 shares valued at $270,522 to this debt holder, which constituted an element of repayment of interest.

The Company’s total interest expense was $291,520 for the year ended March 31, 2014 and $419,436 for the year ended March 31, 2013, respectively.  In fiscal 2014 the total interest expense was $291,520. Of this, $270,522 was paid as non-cash interest, $20,998 was paid in cash. The interest expense in fiscal 2013 was $533,882. Of this, $501,300 was paid as non-cash and $32,582 was paid in cash. In fiscal 2013 there was a reversal of a provision made for interest payable in the amount of $114,446. Therefore the net interest booked in fiscal 2013 is $419,436. The Company capitalized no interest for the year ended March 31, 2014 and March 31, 2013.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2014.  The Company has two loans with a commercial bank the first is for $100,000 at an interest rate of 3.75% the second is for $150,000 at an interest rate of 3.25%.  Both loans are revolving interest only loans guaranteed by our CEO.

NOTE 8 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Statutory payables	$8,122	$18,139
Employee related liabilities	37,389	49,751
Other liabilities /expenses payable	8,476	242,729
Total	$53,987	$310,619

 Other non-current liabilities consist of the following:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Creditors	$157,399	$51,864
Special reserve	600,980	601,524
Total	$758,379	$653,388

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 9 – OTHER INCOME

Other income primarily contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the India subsidiaries. The total foreign exchange loss for the year ended March 31, 2014 amounted to USD 255,671

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 11 – INTANGIBLE ASSETS & GOODWILL

The movement in goodwill and intangible assets is given below:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Balance at the beginning of the period	$592,274	4,803,828
Adjustment form Ironman acquisition		$(3,849,877)
Amortization / Impairment of goodwill	$(123,121)	(301,141)
Effect of foreign exchange translation	$(1,062)	(60,536)
Total	$468,091	592,274

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

As of March 31, 2014, the Company has an unpaid balance of $129,452.02 payable to our CEO. The balance includes unpaid salary and interest-free advances made by the CEO.

 NOTE 13 – COMMITMENTS AND CONTINGENCIES

No significant commitments and contingencies were made or existed during the years ended March 31, 2014 and 2013.

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Year Ended March 31, 2014	Year Ended March 31, 2013
Land	N/A	$12,069	$12,069
Building (flat)	25	1,302,129	1,328,413
Plant and machinery	20	9,214,667	9,396,659
Computer equipment	3	216,917	217,659
Office equipment	5	164,373	166,924
Furniture and fixtures	5	118,892	121,943
Vehicles	5	479,952	569,352
Assets under construction	N/A	4,274,501	4,288,469
Total		$15,783,500	$16,101,488
Less: Accumulated depreciation		$(8,196,656)	$(7,917,258)
Net Assets		$7,586,844	$8,184,230

Depreciation and amortization expense for the fiscal years ended March 31, 2014 and March 31, 2013 was $712,314 and $673,916, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 15 — SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended March 31, 2014 and 2013 the Company recorded selling, general and administrative expenses of $2,178,740and $3,041,632, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

 On April 1, 2009 the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of March 31, 2011, we had granted 7,882 shares of Common Stock and 139,300 stock options under our Stock Plan.  All of these grants occurred on or before the fiscal year ended March 31, 2010.  The exercise price of the options, which vest immediately, was $10.0 per share; the options expired on May 13, 2014.  No options were granted during the fiscal year ended March 31, 2011.  In fiscal year ended March 31, 2012, 137,045 stock options (the “2012 Options”) were granted.  The exercise price of the 2012 Options, which vest immediately, was $5.6 per share.  These options will expire on June 27, 2016.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively.  For FYE 2013 the Company issued 625,148 shares of common stock.  As of March 31, 2014 under the 2008 Omnibus Plan, 269,345 stock options and 779,103 shares of common stock have been awarded and as on March 31, 2014 no shares of common stock remain available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of March 31, 2014:

	Granted in 2009 (expired May 13, 2014)	Granted in June 2011 quarter
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	1.98%	4.10%
Expected volatility	35.35%	83.37%
Expected dividend yield	Nil	Nil

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

	As of March 31
	2014	2013

Projected Benefit Obligation (PBO) at the beginning of the year	(13,466)	(26,451)
Service cost	(870)	(847)
Interest cost	(1,199)	(2,079)
Benefits paid	0	13,220
Actuarial (loss)/gain	269	2,691
PBO at the end of the year	(15,266)	(13,466)
Funded status	(15,266)	(13,466)

Net gratuity cost for the years ended March 31, 2014 and 2013 included:

	Year ended March 31,
	2014	2013
Service cost	$870	$847
Interest cost	1,199	2,079
Actuarial (loss)/gain	269	2691
Net gratuity cost	$2,338	$5,616

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31,
	2014	2013
Discount rate	9.75%	8.75%
Rate of increase in compensation levels	8.00%	8.00%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31,
	2014	2013
Expected contribution during the year ending Year 1	$833	$550
Expected benefit payments for the years ending March 31:
Year 2	567	6,108
Year 3	1,750	532
Year 4	633	1,669
Year 5	5,000	605
Thereafter	6,517	12,197

Provident fund. In addition to the above benefits, all employees in India receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

The Company recognized a gain/(expense) of $1,800 and ($12,985) towards contribution to various defined contribution and benefit plans during the years ended March 31, 2014 and March 31, 2013 respectively.

NOTE 18 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2014	2013
Current:
Federal	$-	$-
Foreign	(19,779)	157,382
State	-	-
Net Current	(19,779)	157,382

Deferred:
Federal	-	-
Foreign	19,779	(522,498)
State	-	-
Net Deferred	19,779	(522,498)
Total tax provision	$-	$(365,116)

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	March 31,
	2014	2013
Deferred tax expense (benefit)	$19,779	$(522,498)
Net operating loss carry forward	1,086,067	891,816
Foreign Tax Credits	-	-
Less: Valuation Allowance	1,086,067	891,816
Net deferred tax expense	$19,779	$(522,498)

The table below sets forth income tax expense (benefit) for 2014and 2013 computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense (benefit) computed at the effective income tax rate:

	March 31,
	2014		2013
Computed expected income tax (benefit)	(1,035,263)		(768,709)
State tax benefit net of federal tax
Change in valuation allowance	936,146		768,709
Deferred expenses from foreign acquisition
Impairment loss on goodwill
Impairment loss on investments
Capitalized interest costs	99,117
Deferred Tax Assets from foreign subsidiaries	-		(365,116)
Other

Effective income tax rate	(0.	0)%	(15.2)%

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2014	2013
Current deferred tax liabilities (assets):
Deferred Acquisition Costs – Foreign taxes	$0	$221,700
Valuation allowance	0	0
Net current deferred tax liabilities (assets)	0	221,700

Noncurrent deferred tax (assets) liabilities:
Deferred Acquisition Costs- Foreign taxes	(321,676)	(563,155)
Net Operating Losses	1,086,067	891,816
Valuation allowance	(1,086,067)	(891,816)
Non-Current net deferred tax (assets) liabilities	$(321,676)	$(563,155)

Deferred income tax assets, net of valuation allowances are expected to be realized through future taxable income.  The valuation allowance increased in 2013 by $1.09 million, primarily related to 2013 US net-operating losses.  The company intends to maintain valuation allowances for deferred tax assets until there is sufficient evidence to support the reversal of the valuation allowance.  Deferred tax assets relating to foreign acquisitions costs are expected to be utilized. Therefore, those deferred tax assets remain as part of deferred tax assets.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carry forwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carry forwards and certain recognized built-in losses. As of March 31, 2014 IGC could not use its’ net operating losses because it is more likely it will not utilize net operating losses in the foreseeable future.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)  The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Iron ore Trading	2,203,366	96.90
Construction	69,789	3.10
TOTAL	2,273,155	100

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	% on total revenues
CHINA	2,203,366	96.90
INDIA	69,789	3.10
TOTAL	2,273,155	100

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and China)	Total
Intangible Assets		468,091	468,091
Property , Plant and Equipment , Net	-	7,586,844	7,586,844
Investments in Affiliates	5,109,058	-	5,109,058
Investments Others	-	31,650	31,650
Deferred Tax Assets		321,676	321,676
Other Non-Current Assets		458,578	458,578
Total Long Term Assets	5,109,058	8,866,839	13,975,897

3) For the FYE 2014 we had three customers that each accounted for over 10% of our total revenue. All three customers were involved in the iron ore trading and all these customers operate in China.

NOTE 20 – RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2014 and 2013, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to HK Ironman shareholders (the “Exchange Shares”) and shares issued to employees, directors and vendors.   The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.  The historical weighted average per share for our shares through March 31, 2014, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of March 31, 2014 used for the computation of basic EPS is 8,205,684.  Due to the loss incurred during the year ended March 31, 2014, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – INVESTMENTS – OTHERS

Investments – others for each of the years ended March 31, 2014 and 2013 consists of the following:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Investment in equity shares of an unlisted company	$31,650	$55,026
Investment in partnership		28,463
Total	$31,650	$83,489

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

In 1995, IGC's subsidiary TBL made an investment of $50,000 (INR 3,000,000) in Bhagheeratha Developers Limited. Based on the latest review of the balance sheet of this entity, we impaired this investment by $18,244.

NOTE 23 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of March 31, 2014 and March 31, 2013 include certain aged receivables in the amount of $0.5 million for both periods.  These aged receivables were decreased from $2.03 million to $0.5 million in 2013 because we realized the arbitration award amounting to $1.5 million from National Highway Authority of India in December 2012.The Company received payment of the money owed on December 31, 2012 by a deposit on our bank account in Andhra Bank, M G Road, Ernakulam, Kerala. The aged receivables in FYE 2013 are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2014.  These receivables are included in Accounts Receivable and have been classified as current for the following reasons:

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

The receivables occurred and became due when TBL won the arbitration award against Cochin International Airport on July 22, 2009. The arbitration awards stipulate that interest be accrued for the period of non-payment.  However, the receivables do not have an interest component as the Company will try and use the accrued interest as negotiating leverage for an earlier payment.   Although the receivables are contractually due, and hence its classification as current, it may take the Company  anywhere from the next 30 days to 6 months to actually realize the funds, depending on final verdict to happen in few months.  The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that these organizations will become insolvent and unable to make payment.

NOTE 24 – Left intentionally blank.

NOTE 25 – SUBSEQUENT EVENTS

On July 14, 2014, India Globalization Capital, Inc. (“IGC”) and its subsidiary, India Globalization Capital Mauritius (“IGC-M”), entered into a new employment agreement (the “2014 Employment Agreement”) with Ram Mukunda, pursuant to which he will continue to receive a salary of $300,000 per year for services to IGC and IGC-M as executive Chairman and Chief Executive Officer through July 2019. The Agreement provides that the Board of Directors of IGC may establish performance targets and bonuses on an annual basis.  The Agreement also provides for benefits, including insurance, paid vacation, a car (subject to partial reimbursement by Mr. Mukunda of lease payments) and reimbursement of business expenses. The term of the 2014 Employment Agreement is five years, after which employment will become at-will. The 2014 Employment Agreement is terminable by IGC and IGC-M for death, disability and cause.  In the event of a termination without cause, change of control or non-renewal at the end of the term, IGC would be required to pay Mr. Mukunda his full compensation for 36 months.  The 2014 Employment Agreement also contains indemnity, confidentiality and non-competition provisions.

On June 27, 2014, IGC entered into an agreement with TerraSphere Systems, LLC and Greenlife Ventures, Inc. to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, IGC will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.

On June 20, 2014, IGC announced that it has entered into a joint venture agreement to produce organic leafy green vegetables through advanced vertical indoor farming technology. The venture has been formed among three companies: IGC, Greenlife Ventures ("GLV"), and GoLocalProduceRI ("GLPRI") and will be located in Rhode Island.

On June 8, 2014, IGC entered into an ATM Agency Agreement with Enclave Capital LLC ("Enclave"). Pursuant to the terms of the Agreement, the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $1.5 million from time to time through Enclave, as its sales agent.

On May 31, 2014, IGC completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong ("Golden Gate"), from Sunny Tsang Hon Sang, the sole shareholder of Golden Gate, pursuant to the terms of a Stock Purchase Agreement by and among the parties. Golden Gate, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components. The purchase price of the acquisition consists of up to 1,209,765 shares of IGC common stock, valued at approximately $1,052,496 on the closing date of the Stock Purchase Agreement.

On May 6, 2014 IGC announced that it has retained William Wilkerson as Director Operations to drive the development of the Company's newly launched initiative into the medicinal and legal cannabis industry. The initial strategy includes developing partnerships with companies in Canada and Indian in an effort to gain intellectual property and position IGC for what may eventually become a potential U.S. legal marijuana market.

On April 2, 2014, IGC entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance by our company to the investors of an aggregate of 750,000 shares of our common stock, for a total purchase price of $506,250.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and its principal financial and accounting officer (PFAO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our CEO and PFAO concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and PFAO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal year ended March 31, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our CEO and PFAO, do not expect that our internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

2.
provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during June 2014, management believes that, as of March 31, 2014, our internal control over financial reporting was effective.

Item 9B.                   Other Information

None

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of July 8, 2014, are as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer and Director (Class C director)	55	2005	2016

Danny Ngai	Interim Treasurer and Principal Financial and Accounting Officer	47	—	—

Richard Prins	Chairman of the Board of Directors (Class B director)	56	2007	2015

Sudhakar Shenoy	Director (Class A director)	66	2005	2014

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda, our founder, has served as our Executive Chairman, Chief Executive Officer and President since our inception on April 29, 2005 and was Chairman of the Board from April 29, 2005 through December 15, 2005.  Since July 2010, Mr. Mukunda has been on the board of directors of the BLA Power Private Limited Board, in Mumbai, India.  From January 1990 to May 2004, Mr. Mukunda served as founder, Chairman and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to emerging economies.  Startec was among the first carriers to have a direct operating agreement with India for the provision of telecom services.  Mr. Mukunda was responsible for organizing, structuring and integrating a number of companies owned by Startec.  Many of these companies provided strategic investments in India-based operations or provided services to India-based companies.  Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 and conducted a public high-yield debt offering in 1998.  From June 1987 to January 1990, Mr. Mukunda served as Strategic Planning Advisor at Intelsat, a communications satellite services provider.  Mr. Mukunda serves on the Board of Visitors at the University of Maryland, School of Engineering.  From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs.  Mr. Mukunda is the recipient of several awards, including the University of Maryland’s 2001 Distinguished Engineering Alumnus Award the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award and the 2013 University of Maryland’s International Alumnus of the year award.  He holds B.S. degree in Electrical Engineering a B.S degree in Mathematics and a M.S. in Engineering from the University of Maryland.

Mr. Mukunda has traveled extensively through India and has conducted business in India and China for more than 20 years.  He has more than 16 years of experience managing a publicly-held company, has acquired and integrated more than 19 companies.  His in-depth business experience in India, his knowledge of U.S. capital markets and his engineering background make him well qualified to serve as a director of our company.

Danny Ngai was appointed as our Interim Treasurer and principal financial and accounting officer on July 14, 2013.  He has served as the General Manager and Director of Ironman since February 2012 and, prior to that, he has been involved with our company since 2007, on a part time basis and is based in China.  He is responsible for the general management of our Chinese operations including P&L responsibility, relations with the government of Inner Mongolia, banks, licensing regimes, interfacing with auditors, miners and major customers.  He was intimately involved in the acquisition of Ironman in China.  Mr. Ngai has considerable experience managing P&L, SEC reporting, U.S. GAAP, Chinese GAAP and audit functions.  Between 1997 and 2004, he held various positions at Startec Global Communications, a company listed on NASDAQ, including as Managing Director of the Hong Kong and Canadian subsidiaries where he had P&L responsibility for approximately $35 million in revenue and an operations with 150 employees.  He was also responsible for all reporting functions and directly supervised the chief financial officers of the two subsidiaries.  Between January 2005 and September 2007, he was Vice President of Operations at Webpoint Communications.  Between November 2007 and October 2009, he was Director of Operations at Jaxtr Inc.  From November 2009 to February 2012, he was Director of Operations at SpeedCast.  Mr. Ngai graduated from the University of Massachusetts in 1991 with a B.S. degree in Electrical Engineering and, in 1999, obtained a Master's degree from the School of Business at George Washington University.  Mr. Ngai speaks English, Mandarin and Cantonese and is based in Hong Kong.

Richard Prins has been our Chairman and Audit Committee Chairman since 2012, and has served as a Director since May 2007.  Mr. Prins has more than 27 years of experience in private equity investing and investment banking.  From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW).  FBW was the lead underwriter for our 2006 initial public offering.  FBW was sold to Royal Bank of Canada (RBC) in 2008.  Mr. Prins served in a consulting role to RBC until January 2009.  Mr. Prins currently serves on several boards, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor.  Prior to FBW, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Bank).  From 1993 to 1998, he was with the leveraged buy-out firm Tuscarora Corporation.  Mr. Prins has experience serving on the boards of other publicly-held companies.  Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. and, since March 2010, he has been on the board of Hilbert Technologies.  Mr. Richard Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University.

Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting and internal controls over financial reporting.  He brings particularly important experience to the Board, especially if we seek additional financing in the U.S. capital markets.  Mr. Prins has traveled in India, China and Africa.  His knowledge of India and China, and his in-depth experience with U.S. capital markets make him well qualified to serve as a director of our company.

Sudhakar Shenoy has been our Compensation Committee Chairman since 2012, has served as a Director since inception of the company in May 2005.  Since January 1981, Mr. Shenoy has been the Chairman and Chief Executive Officer of Information Management Consulting, Inc., a business solutions and technology provider with operations in the United States and in India that he founded.  Mr. Shenoy is a member of the Non-Resident Indian Advisory Group that advises the Prime Minister of India on strategies for attracting foreign direct investment.  Mr. Shenoy was selected for the U.S. Presidential Trade and Development Mission to India in 1995.  In 1996, Mr. Shenoy was inducted into the Alumni Hall of Fame at the University of Connecticut School of Business and was recognized as a Distinguished Alumnus of the Indian Institute of Technology (IIT) in Bombay, India in 1997. Mr. Shenoy was recently named Top 25 Most Influential People in Washington, DC high tech industry as being awarded the 2004 Executive of the Year by the Northern Virginia Government Contractors Council.  Mr. Shenoy holds a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology and an M.S. in Electrical Engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.

Mr. Shenoy’s extensive business contacts in India and his experience serving on the boards of public companies in the United States make him well qualified to serve as a director of our company.

Executive officers are appointed annually by our Board of Directors.  Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

All directors hold office until the annual meeting of the stockholders in the year set forth above in the table and until their successors have been duly elected or qualified.

There are no family relationships between any of our executive officers or directors.

Board of Directors; Independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2015 annual meeting of stockholders.  The term of office of the Class C director, currently consisting of Ram Mukunda, will expire at the 2016 annual meeting of stockholders.  The term of office of the Class A director, consisting of Sudhakar Shenoy, will expire at the 2014 annual meeting of stockholders.  These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

The NYSE MKT, upon which our shares are listed, requires the majority of our Board to be “independent.”  The NYSE MKT listing standards define an “independent director” generally as a person, other than an officer or an employee of the company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Consistent with these standards, the Board of Directors has determined that Messrs. Prins and Shenoy are independent directors.

Audit Committee

Our Board of Directors has established an Audit Committee currently composed of two independent directors who report to the Board of Directors.  Messrs. Prins and Shenoy, each of whom is an independent director under the NYSE MKT listing standards, serve as members of our Audit Committee. Mr. Prins is the Chairman of our Audit Committee.  In addition, we have determined that Messrs. Prins and Shenoy are “audit committee financial experts,” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934.  The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and the adequacy of our accounting and control systems.

Compensation Committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Shenoy and Prins.  Mr. Shenoy is the current Chairman of our Compensation Committee. The Compensation Committee’s purpose is to review and approve compensation paid to our officers and directors and to administer our 2008 Omnibus Incentive Plan.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins and Sudhakar Shenoy.  No executive officer of the Company served as a director or member of the compensation committee of any other entity.

The Compensation Committee met 3 times during the fiscal year ended March 31, 2014 and was responsible for determining executive compensation and the award of stock options to employees and directors during the fiscal year ended March 31, 2014.  No consultants were used by the Compensation Committee during this fiscal year.

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

Board and Committee Meetings

During the fiscal year ended March 31, 2014, our Board of Directors held 12 meetings.  Although we do not have any formal policy regarding director attendance at our annual meetings, we attempt to schedule our annual meetings so that all of our directors can attend.  During the fiscal year ended March 31, 2014, all of our directors attended 100% of the meetings of the Board of Directors.  During the fiscal year ended March 31, 2014, there were 8 meetings of the audit committee, all of which were attended by all of the members of the committee.  There were 3 compensation committee meetings held during the fiscal year ended March 31, 2014.

Communications with Directors

Any director may be contacted by writing to him c/o the Secretary of the Company at the Company’s principal executive offices.  Communications to the non-management directors as a group may be sent to the Independent Directors c/o the Secretary of the Company at the same address.  We will promptly forward, without screening other than normal security procedures for all our mail, all correspondence to the indicated director or directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2014 were filed in a timely manner.

Item 11.                   Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Policy

Our Compensation Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors the annual compensation for the executive officers of our company.  This Committee has the responsibility for establishing, implementing and monitoring our compensation strategy and policy.  Among its principal duties, the Committee ensures that the total compensation of the executive officers is fair, reasonable and competitive.

Objectives and Philosophies of Compensation

The primary objective of our compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic managers who are enthusiastic about our mission and products and services.  The policy is designed to reward the achievement of specific annual and long-term strategic goals aligning executive performance with company growth and stockholder value.  In addition, the Board of Directors strives to promote an ownership mentality among key leaders and the Board of Directors.

Setting Executive Compensation

The compensation policy is designed to reward performance.  In measuring executive officers’ contribution to our company, the Compensation Committee considers numerous factors including our growth and financial performance as measured by revenue, gross margin and net income before taxes, among other key performance indicators.  Regarding most compensation matters, including executive and director compensation, management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation.  The Compensation Committee does not currently engage any consultant related to executive or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the trading price of shares of our common stock is subject to a variety of factors outside of management’s control.  We do not subscribe to an exact formula for allocating cash and non-cash compensation.  However, a significant percentage of total executive compensation is performance-based.  Historically, the majority of the incentives to executives have been in the form of non-cash incentives in order to better align the goals of executives with the goals of stockholders.

Elements of Company’s Compensation Plan

The principal components of compensation for our executive officers are:

•	base salary,

•	performance-based incentive cash compensation,

•	right to purchase our common stock at a preset price (via stock options), and

•	retirement and other benefits.

Base Salary

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Committee primarily considers:

•	market data,

•	internal review of the executives’ compensation, both individually and relative to other officers, and

•	individual performance of the executive.

Salary levels are typically evaluated annually as part of our performance review process, as well as upon a promotion or other change in job responsibility.

Performance-Based Incentive Compensation

The management incentive plan gives the Committee the latitude to design cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of our company.

Ownership Guidelines

To align the interests of the Board of Directors directly with the interests of the stockholders, the Committee recommends that each Board member maintain a minimum ownership interest in our company.  Currently, the Compensation Committee recommends that each Board member own a minimum of 5,000 shares of our common stock with such stock to be acquired within a reasonable time following election to the Board.

Stock Option Program

The stock option program assists us to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation,

•	provide an opportunity for increased equity ownership by executives, and

•	maintain competitive levels of total compensation.

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the company and are granted at the Committee’s regularly scheduled meeting.

All grants of options or common stock occurred on or before the fiscal year ended March 31, 2014.  In fiscal 2009, no option grants were made.  In fiscal 2010, 139,300 stock options were granted (the “2010 Options”) with an exercise price of $10.0 per share and an expiration of May 13, 2014.  No grants were made in fiscal 2011.  In the fiscal year ended March 31, 2012, 130,045 stock options (the “2012 Options”) were granted with an exercise price of $5.60 per share and an expiration of June 27, 2016.  In fiscal 2013, we granted 625,148 shares of common stock.  As of March 31, 2014, we had granted 772,009 shares of common stock and 269,345 stock options under our 2008 Omnibus Incentive Plan.  As of April 1, 2014, there were an aggregate of 359,021 shares available for future grants.

Perquisites and Other Personal Benefits

We provide some executive officers with perquisites and other personal benefits that we and the Committee believe are reasonable and consistent with our overall compensation program to enable us to attract and retain superior employees for key positions.  The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.  Some executive officers receive the use of company automobiles and an assistant among other perquisites.  Each employee of our company is entitled to term life insurance, premiums for which are paid by us.  In addition, each employee is entitled to receive certain medical and dental benefits, part of the cost of which the employee funds.

Accounting and Tax Considerations

Our stock option grant policy will be impacted by the implementation of FASB ASC 718 (previously referred to as SFAS No. 123R), which was adopted in the first quarter of fiscal year 2006.  Under this accounting pronouncement, we are required to value unvested stock options granted prior to the adoption of FASB ASC 718 under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to our chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations.  The Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable.  In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

Compensation for Executive Officers of the Company

We pay IGN, LLC, an affiliate of Ram Mukunda, our President and Chief Executive Officer, $4,000 per month for office space and certain general and administrative services, an amount which is not intended as compensation for Mr. Mukunda.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option/ Stock Awards(1)	Total Compensation
Ram Mukunda	2014	$300,000	$-	$83,868	$383,868
Chief Executive Officer and President	2013	$300,000	$-	$104,210	$404,210

Danny Ngai	2014	$90,000	$-	$31,296	$121,296
Interim Principal Accounting Officer, General Manager, Director Ironman	2013	$90,000	$-	$39,120	$129,120

_______________

(1)
The amounts reported in this column represent the fair value of option or stock awards to the named executive officer as computed on the date of the option grant using the Black-Scholes option-pricing model or on the date of the stock issuance using the closing price.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by the Company’s Named Executive Officers as of March 31, 2014.

Name	Shares (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ram Mukunda	172,842	57,500	-	$5.60	6/27/16
		63,500		$10.0	5/13/14
Danny Ngai	43,100		-

_______________

(1)	The shares granted include those granted under the 2008 Omnibus Incentive Plan and those granted in connection with the acquisition of Ironman.

Compensation of Directors

No cash compensation was awarded to, earned by or paid to the directors in the fiscal year ended March 31, 2014 for service as directors.  In the fiscal year ended 2014, our non-employee directors each received 75,000 shares of our common stock from the 2008 Omnibus Incentive Plan.  All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above.  The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Assumptions used in the calculation of these amounts for the fiscal year ended March 31, 2014 are included in Note 16, “Stock-Based Compensation” to the Company’s audited financial statements for the fiscal year ended March 31, 2014, included in this report.  The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

We pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by the Board of Directors at any time without notice.

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of our company since its inception.  On May 22, 2008, we, IGC-M and Mr. Mukunda entered into an Employment Agreement that expired on expired on May 21, 2014.  On July 14, 2014 we, IGC-M and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, we pay Mr. Mukunda a base salary of $300,000 per year.  The Employment Agreement provides that the Board of Directors of our company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis.  Mr. Mukunda is entitled to benefits, including insurance, reimbursement of business expenses, 20 days of paid vacation, sick leave, domestic help, driver, cook, and a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car and reimbursement of business expenses).

The term of the Employment Agreement is five years, extended by one year after which employment will become at-will.  The Employment Agreement is terminable by us for death, disability and cause.  In the event of a termination without cause, including a change of control, we would be required to pay Mr. Mukunda his full compensation for three years.

Compensation Risk Assessment

In setting compensation, the Compensation Committee considers the risks to our stockholders and to achievement of our goals that may be inherent in our compensation programs.  The Compensation Committee reviewed and discussed its assessment with management and outside legal counsel and concluded that our compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of our company and do not incent employees to take unnecessary or excessive risks.  Although a portion of our executives’ and employees’ compensation is performance-based and “at risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2014, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:

2008 Omnibus Incentive Plan (2)	269,345	(3)	$0.78	0
_______________

(1)	Consists of our 2008 Omnibus Incentive Plan. See Note 16, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)	Includes grants during fiscal years ended March 31, 2010, 2012, 2013 and 2014. There were no grants during fiscal year ended March 31, 2009, 2011.

(3)
The number of options outstanding is 2,693,450 with an average exercise price of $0.78.  Each option exercised at an average price of $0.78 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.78 for an aggregate price of $7.80 entitle the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 269,345 shares.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 25, 2014 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon 11,379,910 shares of common stock outstanding as of June 25, 2014, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.  The table below sets forth as of June 25, 2014, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class*
Wells Fargo & Company (2) 420 Montgomery Street San Francisco, CA 94104	204,215	1.8

Ranga Krishna (3)	447,606	3.9

Ram Mukunda (4)	443,313	3.9

Richard Prins (5)	62,500	0.5

Sudhakar Shenoy (6)	144,250	1.3

Danny Ngai (7)	43,100	0.4

All Executive Officers and Directors as a group (4 persons)		6.1
_______________

*Based on 11,379,910 shares of common stock outstanding as of June 25, 2014.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.

(2)
Based on an amended Schedule 13G filed with the SEC by Wells Fargo Company on behalf of its subsidiary Wachovia Bank, National Association that is the direct holder of the shares.  Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares. See footnote 3.

(3)
Includes (i) 181,846 shares of common stock directly owned by Dr. Krishna partially based on Form 4 filings, (ii) 204,215 shares beneficially owned by Wells Fargo & Company, which has sole voting and dispositive control over the shares, with Dr. Krishna having 100% of the economic benefits of the shares, (iii) warrants exercisable at $50.00 to purchase 29,000 shares of common stock, all of which are currently exercisable; (iv) options at an average price of $5.60 to purchase 32,545 shares of common stock, all of which are currently exercisable.

(4)
Includes 346,000 shares of common stock, 57,500,  options and 39,810  warrants. Includes (i) 346,000 shares of common stock,, (ii) options exercisable at an average price of $5.60 per share to purchase 57,000 shares of common stock, all of which are currently exercisable, and (iii) warrants exercisable at $50.0 per share to purchase 39,810 shares of common stock, all which are currently exercisable.

(5)	Includes (i) 40,000 shares and (ii) options at an average price of $5.60 to purchase 22,500 shares of common stock, all of which are currently exercisable.

(6)	Includes (i) 126,750 shares and (ii) options at an average price of $5.60 to purchase 22,500 shares of common stock, all of which are currently exercisable.

(7)	Includes 43,100 shares of common stock.

(8)
Includes Directors and officers, (i) 693,163 shares of common stock directly, (ii) options exercisable at an average price of $5.6 per share to purchase 97,500 shares of common stock, all of which are currently exercisable, and (iii) warrants exercisable at $50.00 per share to purchase 39,813 shares of common stock, all which are currently exercisable.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with IGN LLC, an affiliate of Ram Mukunda, as described under “Executive Compensation – Compensation for Executive Officers of the Company.”.

We are party to indemnification agreements with each of the executive officers and directors.  Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

Review, Approval or Ratification of Related Party Transactions

We do not maintain a formal written procedure for the review and approval of transactions with related persons.  It is our policy for the disinterested members of our Board to review all related party transactions on a case-by-case basis.  To receive approval, a related-party transaction must have a business purpose for us and be on terms that are fair and reasonable to us and as favorable to us as would be available from non-related entities in comparable transactions.

Director Independence

The NYSE MKT, upon which our shares are listed, requires the majority of our Board to be “independent.”  The NYSE MKT listing standards define an “independent director” generally as a person, other than an officer or an employee of the company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Consistent with these standards, the Board of Directors has determined that Richard Prins and Sudhakar Shenoy are independent directors.

Item 14.                   Principal Accountant Fees and Services

AJSH & Co., Chartered Accountants (“AJSH & Co.”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal year ended March 31, 2014.  During the Company’s most two recent fiscal years ended March 31, 2014 and 2013 and through June 25, 2014, the Company did not consult with AJSH & Co on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and AJSH & Co. have not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Related and Other Fees

The table below shows the fees that we paid or accrued for the audit and other services provided by AJSH & Co. for the fiscal years ended March 31, 2014 and 2013.  Except as specified otherwise in the table, we paid the fees to AJSH & Co.

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

All Other Fees

This category consists of fees for other miscellaneous items.

	March 31, 2014	March 31, 2013
Audit Fees – AJSH & Co.	$50,000	$80,000
Audit-Related Fees	5,000	5,000
Tax Fees
All other Fees
Total	$55,000	$85,000

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2014.  The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

Audit Committee Report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE MKT test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2014 (the “Audited Financial Statements”):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•
The Audit Committee discussed with AJSH & Co. the Company’s independent auditors for fiscal year 2014, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with AJSH & Co., its independence from the Company and its management, and considered whether AJSH & Co.’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

•
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:

Richard Prins

Sudhakar Shenoy

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

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

10.35
Co-Placement Agency Agreement between the Company, Source Capital Group, Inc. and Boenning& Scattergood, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, as filed on November 10, 2010).

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

10.47
Amendment No. 1 to the 2012 Note and Share Purchase Agreement with Bricoleur Partners, L.P. dated March 31, 2013.  (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K dated July 16, 2013).

10.48
Amendment No. 2 to the 2012 Note and Share Purchase Agreement with Bricoleur Partners, L.P. dated March 31, 2014.  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014).

10.49	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated as of July 14, 2014.*
14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).
21.1	Subsidiaries of India Globalization Capital, Inc.*
23.1	Consent of AJSH & Co.*
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. § 1350.
32.2	Certificate pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

_______________

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 15, 2014	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (principal executive officer)

Date: July 15, 2014	By:	/s/ Danny Ngai
Danny Ngai
Interim Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2014	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer and Director (principal executive officer)

Date: July 15, 2014	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: July 15, 2014	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 15, 2014	/s/ Danny Ngai
Danny Ngai
Interim Treasurer (principal financial and accounting officer)