Form 10-Q
period 2014-06-30
India Globalization Capital, Inc.
filed 2014-08-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

Commission file number 1-32830

INDIA GLOBALIZATION CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

4336 Montgomery Ave. Bethesda, Maryland 20814 (Address of principal executive offices) (Zip Code)

(301) 983-0998
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
☐ Yes     ☑ No

As of August 8, 2014, there were approximately 12,590,399 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	30-June - 14	31-March - 14
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,952,739	$1,026,565
Accounts receivable, net of allowances	1,108,072	566,252
Inventories	758,391	611,702
Prepaid expenses and other current assets	1,605,802	1,553,936
Total current assets	$6,425,004	$3,758,455
Goodwill	982,782	-
Intangible Assets	470,191	468,091
Property, plant and equipment, net	7,809,298	7,586,844
Investments in affiliates	5,109,058	5,109,058
Investments-others	31,619	31,650
Deferred Income taxes	322,451	321,676
Other non-current assets	459,827	458,578
Total long-term assets	$15,185,226	$13,975,897
Total assets	$21,610,230	$17,734,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	$369,674	$-
Trade payables	297,147	133,365
Accrued expenses	181,388	418,480
Loans – others	1,058,929	424,845
Other current liabilities	49,843	53,987
Total current liabilities	$1,956,981	$1,030,677
Notes payable	1,800,000	1,800,000
Other non-current liabilities	1,030,813	758,379
	$2,830,813	2,558,379
Total liabilities	$4,787,794	$3,589,056
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 9,373,569 issued and outstanding as of March 31, 2014 and 12,491,010 issued and outstanding as of June 30, 2014.	$1,249	$937
Additional paid-in capital	62,159,404	58,362,834
Accumulated other comprehensive income	(1,993,819)	(2,016,815)
Retained earnings (Deficit)	(43,921,201)	(42,719,772)
Total equity attributable to Parent	$16,245,633	$13,627,184
Non-controlling interest	576,803	518,112
Total stockholders' equity	$16,822,436	$14,145,296
Total liabilities and stockholders' equity	$21,610,230	$17,734,352

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data
	Three months ended June 30,
	2014	2013

Revenues	$763,864	$1,123,904
Cost of revenues (excluding depreciation)	(687,288)	(936,239)
Selling, general and administrative expenses	(1,077,686)	(299,125)
Depreciation	(148,889)	(149,294)
Operating (loss)	$(1,149,999)	$(260,754)
Interest expense	(61,170)	(112,136)
Interest income	2,338	4,080
Other income, net	(887)	(261,908)
(Loss) before income taxes and minority interest attributable to non-controlling interest	$(1,209,718)	$(630,718)
Income taxes benefit/ (expense)	-	(1,596)
Net income/(loss)	$(1,209,718)	$(632,314)
Non-controlling interests in earnings of subsidiaries	8,289	(1,173)
Net income / (loss) attributable to common stockholders	$(1,201,429)	$(633,487)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.12)	$(0.09)
Diluted	$(0.12)	$(0.09)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	10,174,358	7,003,023
Diluted	10,174,358	7,003,023

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended June 30
	2014			2013
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(1,201,429)	$8,289	$(1,209,718)	$(633,487)	$(1,173)	$(632,314)
Foreign currency translation adjustments	$22,996	$-	$22,996	$15,174	$-	$15,174
Comprehensive income (loss)	$(1,178,433)	$8,289	$(1,186,722)	$(618,313)	$(1,173)	$(617,140)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,209,718)	$(632,314)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes		1,596
Depreciation	148,889	149,294
Unrealized exchange losses/(gains)	3,150	233,775
Unrealized profit/loss from joint venture		28,463
Non-cash interest expenses	56,088	106,362
ESOP and other stock related expenses	341,127	-
Investor relations and other share issuances	303,769	-
Changes in:
Accounts receivable	(114,624)	46,761
Inventories	602,686	(4,868)
Prepaid expenses and other assets	158,719	(30,127)
Trade payables	25,148	28,721
Other current liabilities	(42,803)	(21,043)
Other non – current liabilities	(600,980)	7,892
Non-current assets	(1,714)	-
Accrued Expenses	(237,092)	(158,076)
Net cash used in operating activities	$(567,355)	$(243,564)

Cash flow from investing activities:
Purchase of property and equipment/capital work in progress	(291,495)	-
Proceeds from sale of property and equipment	(251)	-
Deposits towards acquisition (net of cash acquired)	166,916	-
Net cash provided/(used) by investing activities	$(124,830)	$-
Cash flows from financing activities:
Issuance of common stock	2,916,973	-
Net movement in other short-term borrowings	(3,050)	109
Proceeds from loans	(316,064)	-
Net cash provided by financing activities	$2,597,859	$109

Effects of exchange rate changes on cash and cash equivalents	20,500	(169,501)
Net increase/(decrease) in cash and cash equivalents	1,926,174	(412,956)
Cash and cash equivalent at the beginning of the period	1,026,565	1,064,421
Cash and cash equivalent at the end of the period	$2,952,739	$651,465

Supplementary information:
Cash paid for interest	$5,082	$5,774
Cash paid for taxes	$-	$-

Non-cash items:
Common stock issued for interest payment on notes payable	$56,088	$106,362
Common stock issued including ESOP & Investor relations	$644,896	$-

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  Description of the Company

India Globalization Capital, Inc. is engaged in acquiring, incubating, financing and growing companies in multiple industries and locations. In India, we engage in trading iron ore and leasing construction equipment. In Inner Mongolia, China, we operate iron ore beneficiation plants. In Hong Kong, through a subsidiary, we trade commodities and electronic components. In the United States, we have interests in indoor vertical farming projects that may be converted from growing leafy green vegetables to growing cannabis, when legal.

Our short-term plans are to drive cash flow by (a) expanding the equipment rental business to several states in India, (b) expanding the trading business and (c) deploying indoor vertical farms.  Our medium-term plans are to acquire companies or management that can help us expand and diversify our assets to some of the areas that we have identified including legal cannabis, solar energy and clean technology.  Our long-term plans are to increase our commitment to our existing leasing business in India, and increase our commitment to new industries such as the legal cannabis, indoor farming, solar energy and clean technologies, and eventually decrease our exposure to the beneficiation of iron ore in China. Our strategy for the legal cannabis industry includes positioning the company in areas where we have a strategic advantage and can leverage our international presence.  These strategies include creating a portfolio of marijuana and hemp based patents, partnering to create and file for FDA approval of cannabinoid-based drugs for compassionate use, and creating an R&D lab in a country where we can legally grow the plants.

We are India Globalization Capital, Inc. (the “Company” or “IGC”), a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2006, we completed an initial public offering of our common stock.  In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius.  In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL.  The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M.  TBL shares are held by IGC-M.  TBL is focused on the infrastructure industry and expanding to the machinery leasing business.  In June 2012, we entered into a Memorandum of Settlement with Sricon and related parties, pursuant to which we gave up the 22% minority interest in Sricon in exchange for approximately five acres of land in Nagpur, India.  The settlement with Sricon is expected to close in calendar year 2014.

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

In December 2011, we acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., known as Linxi H&F Economic and Trade Co., a People’s Republic of China-based company (“PRC Ironman”), by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”).  Together, PRC Ironman and HK Ironman are referred to as “Ironman.” The parties are evaluating a number of strategic options with respect to Ironman, including a licensing arrangement, a strategic alliance, dividing the plants and/or terminating the entire arrangement.  As of this filing, we have made no final determination on this matter, but we continue to explore ways to maximize shareholder value.

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

·
We plan to become a company with diverse businesses where mining, materials and the acquisition of distressed mining assets will be just one of several expected business lines.  We are and have been for some time a company with diverse assets.  We have an equipment leasing business in India and we operate a beneficiation plant in Inner Mongolia.

·
Our Board believes that a business that is only dependent on the sale of iron ore to China is not prudent.  Accordingly, an expansion to other opportunities, some cyclically distressed and some part of the new economy would de-risk our current holdings and drive stockholder value.  We are therefore evaluating an expansion into other targeted areas including technology, logistics and specialty pharmaceuticals, with a focus on capitalizing on specific niches within these areas such as medical marijuana, solar energy and clean technology.

On May 31, 2014, we completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong and now known as IGC International (“IGC-INT”).  IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components.  The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition.

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC and Greenlife Ventures, Inc. to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  We are required to make an investment in cash in the venture within 60 days after the date of the agreement.  Additionally, in consideration for our issuance of 50,000 shares of common stock, we will receive  a seven-year option to purchase TerraSphere Systems for cash or additional shares of our common stock.

Unless the context requires otherwise, all references in this report to the “Company,” “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our wholly-owned subsidiaries HK Ironman and IGC-M, as well as our direct and indirect subsidiaries PRC Ironman, TBL, IGC-IMT, IGC-MPL, IGC-LPL and IGC-HK.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India, Hong Kong, China and the United States. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of June 30, 2014	Percentage of holding as of March 31, 2014
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman") (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius ("IGC-M") (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited ("IGC-IMT") (2)	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL") (2)	IGC-M	India	100	100
IGC HK Mining and Trading Limited (“IGC-HK”) (2)	IGC-M	Hong Kong	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	51	0

(1) Wholly-owned by India Globalization Capital, Inc.
(2) Wholly-owned by India Globalization Capital, Mauritius, Limited.
(3)  95% owned by HK Ironman, which is India Globalization Capital, Inc.’s wholly-owned subsidiary.
(4) 51% owned by India Globalization Capital, Inc.  Formerly Golden Gate Electronics Limited.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on July15, 2014.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below. The Company’s current fiscal year ends on March 31, 2015.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of June 30, 2014, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying consolidated financial statements represents the non-controlling interest of subsidiaries in which our ownership is less than one hundred percent, as is the case of Ironman and IGC-INT.

The adoption of Accounting Standards Codification (“ASC”) 810-10-65 "Consolidation — Transition and Open Effective Date Information" (previously referred to as SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"), has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as non-controlling interest) to a separate component of shareholders’ equity on the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity and comprehensive income (loss).  Additionally, net income attributable to non-controlling interest is shown separately from net income in the consolidated statements of income.  This reclassification had no effect on our previously reported financial position or results of operations.

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

e)  Foreign currency translation

IGC operates in India, Hong Kong and China and a substantial portion of the Company’s sales are denominated in INR, HKD and RMB. As a result, changes in the relative values of the U.S. dollar and INR, HKD or the RMB affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

The accompanying financial statements are reported in U.S. dollars. The INR, HKD and the RMB are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity. The exchange rates used for translation purposes are as follows:

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended June 30, 2013	INR	55.82	per	USD	INR	59.52	per	USD
	RMB	6.16	per	USD	RMB	6.14	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD

Year ended March 31, 2014	INR	60.35	per	USD	INR	60.00	per	USD
	RMB	6.21	per	USD	RMB	6.22	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD

Three months ended June 30, 2014	INR	59.80	per	USD	INR	60.06	per	USD
	RMB	6.21	per	USD	RMB	6.20	per	USD
	HKD	7.7516	per	USD	HKD	7.7503	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly period ended June 30, 2014 was derived from the Company’s subsidiaries and as follows:

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

For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  IGC considers the guidance provided under Staff Accounting Bulletin (“SAB”) 104 in determining revenue from sales of goods.  Considerations have been given to all four conditions for revenue recognition under that guidance.  The four conditions are:

▪      Contract – Persuasive evidence of our arrangement with the customers;
▪	Delivery – Based on the terms of the contracts, the Company assesses whether the underlying goods have been delivered and therefore the risks and rewards of ownership are completely transferred;

▪	Fixed or determinable price – The Company enters into contracts where the price for the goods being sold is fixed and not contingent upon other factors; and
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

g)  Accounts receivable

Accounts receivable from Indian authorities and companies is recorded at the invoiced amount, taking into consideration any adjustments made by the Indian government consultants who verify and certify construction and material invoices.  Also, the Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses.  For all other accounts, the Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts. When applicable, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments.  The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.  If circumstances related to customers change, estimates of recoverability would be further adjusted.

Regarding our collection policy on commodity, electronic trading receivables, there are three types of trades: 1) payment guaranteed through letters of credit, 2) deposit or spot payment on delivery or 3) delivery on credit. With the first type of trade: our policy for collection is to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit are that 95% of the payment is made when the material is delivered to the ship, which is verified by the bank with documents including a Bill of Lading, if required. The remaining 5% is paid when the material reaches the port of discharge if it is being shipped from a foreign country. Once the material is unloaded, a CIQ or Certificate of Quality, in the case of iron ore as an example, is produced using a third party to verify the quality of the material.  Once this is done, the remaining 5% of the payment is released by the bank.  With the second type of trade, customers pay on delivery. If payment is not received the material is not delivered to the customer. On the third type of trade, our policy is to allow the customer to have a payment credit term of 90 days.

h) Inventories

We provide for inventory obsolescence, excess inventory and inventories with carrying values in excess of market values based on our assessment of the future demands, market conditions and our specific inventory management procedures.  If market conditions and actual demands are less favorable than our estimates, additional inventory write-downs may be required.  In all cases, inventory is carried at the lower of historical cost or market value.

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

k)  Impairment of long – lived assets

The Company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable.  Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings, future anticipated cash flows, business plans and material adverse changes in the economic climate, such as changes in operating environment, competitive information and impact of changes in government policies.  For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.  For assets the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets.  Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows.

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

p)  Fair value of financial instruments

As of June 30, 2014 and March 31, 2014, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

During this quarter, sales were spread across many customers in Hong Kong and India, and therefore the credit concentration risk is low.

r) Leased mineral rights

In China, costs to obtain leased mineral rights are capitalized and amortized to operations as depletion expense within the leased periods, using the straight-line method.  Depletion expenses are included in depreciation and amortization on the accompanying statement of operations. As of June 30, 2014, we have no leased mineral rights.

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

At this time, the Company does not participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because most of the Company’s workers are contractors employed through agencies or other companies.

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

The Company adopted the provisions of ASC 350, “Intangibles – Goodwill and Others” (previously referred to as SFAS No. 142, "Goodwill and Other Intangible Assets," which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition.  ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each subsidiary.  ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

Pursuant to ASC 350-20-35-4 through 35-19, the impairment testing of goodwill is a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

In ASC 350.20.20, a reporting unit is defined as an operating segment or one level below the operating segment.  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  The Company has determined that it operates in a single operating segment.  While the Company’s Chief Executive Officer reviews the consolidated financial information for the purposes of decisions relating to resource allocation, the Company’s Chief Financial Officer, on an as-need basis, looks at the financial statements of the individual legal entities in India for the limited purpose of consolidation.  Given the existence of discrete financial statements at an individual entity level in India, the Company believes that each of these entities constitute a separate reporting unit under a single operating segment.

In the fiscal year ended March 31, 2013, the Company acquired 23% ownership of its Indian subsidiary, Techni Bharathi Pvt. Ltd., from the promoters and, combined with its previous purchase, holds 100% ownership in Techni Bharathi Pvt. Ltd. Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, TBL, which is one of the legal entities, is also considered a separate reporting unit and therefore the Company believes that the assessment of goodwill impairment at the subsidiary level, which is also a reporting unit, is appropriate.

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

None

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

In September 2011, the FASB issued an ASU that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance is effective for us beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard will not impact our financial results.

In June 2011, the FASB issued ASU 2011-05, which is now part of ASC 220: “Presentation of Comprehensive Income."  The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items, which must be reported in other comprehensive income.  These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012.  Because this guidance impacts presentation only, it has no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  This update defines fair value, clarifies a framework to measure fair value and requires specific disclosures of fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively.  The adoption of this guidance did not have a material impact on Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued new accounting guidance that addresses effective control in repurchase agreements and eliminated the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

The $5,109,058 investments in former affiliates relates to Sricon. On June 21, 2012, IGC entered into a Memorandum of Settlement with Sricon and related parties, pursuant to which the Company gave up the 22% minority interest in Sricon in exchange for approximately 5 acres of land in Nagpur, India. The settlement is expected to close by the end of this calendar year.

Prepaid expenses and other current assets consist of the following:

	As of June 30, 2014	As of March 31, 2014
	(Unaudited)	(Audited)
Prepaid /preliminary expenses	$33	$376
Advance to suppliers & services	574,328	531,822
Security/statutory advances	3,627	5,339
Advances to employees	986,786	977,740
Prepaid /accrued interest	2,962	2,965
Deposit and other current assets	38,066	35,694
Total	$1,605,802	$1,553,936

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	As of June 30, 2014	As of March 31, 2014
	(Unaudited)	(Audited)
Statutory/Other Advance	$459,827	$458,578
Total	$459,827	$458,578

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivable, net of allowances, amounted to $1,108,072 and $566,252, as of June 30, 2014 and March 31, 2014, respectively.  The accounts receivable net of reserves for the quarter ended June 30, 2014 comes primarily from the construction activity and from electronic components trading. Presently, the accounts receivable from TBL amount to $500,684 and from IGC-INT amount to $535,144. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 5 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,077,686 for the three months ended June 30, 2014 as compared to $299,000 for the three months ended June 30, 2013. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor relations expenses and travel expenses. The increase in selling, general and administrative expenses in the quarter ended June 30, 2014 as compared to June 30, 2013 was due to the issuance of shares to employees and shares to investor relations firms amounting to $644,000.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of June 30, 2014	As of March 31, 2014
	(Unaudited)	(Audited)
Statutory payables	$4,763	$8,122
Employee related liabilities	41,768	37,389
Other liabilities /expenses payable	3,312	8,476
Total	$49,843	$53,987

Other non-current liabilities consist of the following:

	As of June 30, 2014	As of March 31, 2014
	(Unaudited)	(Audited)
Creditors	$157,242	$157,399
Special reserve	-	600,980
Acquisition related liabilities	873,571	-
Total	$1,030,813	$758,379

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

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of June 30, 2014	As of March 31, 2014
	(Unaudited)	(Audited)
Balance at the beginning of the period	$468,091	$592,274
Goodwill of Golden Gate Electronics Ltd	982,782	-
Amortisation	-	(123,121)
Effect of foreign exchange translation	2,100	(1,062)
Total	$1,452,973	$468,091

NOTE 9 – NOTES PAYABLE, LOANS – OTHERS AND SHORT TERM BORROWINGS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), currently due July 31, 2016. Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company will start making a monthly interest payment of 23,489 shares of common stock.

IGC-INT maintains banking facilities with multiple banks in Hong Kong.  The total outstanding balance of such facilities as of June 30, 2014 was $1,401,472 disclosed under Short Term Borrowings and Loans – Others for $369,674, and $1,031,798, respectively. The average interest rate on such facilities is 5% per annum. The facilities have been utilized to meet the working capital requirements of IGC-INT. Such facilities are primarily secured by the accounts receivable and inventory of IGC-INT and additionally secured by the Guarantee given by Hong Kong Mortgage Corporation Limited under the SME Financing Guarantee Scheme and the personal guarantee of the director of IGC-INT.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2014. On August 12, 2014, the loan was extended to April 25, 2015 on the same terms.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had two loans with a commercial bank.  The first is for $100,000 at an interest rate of 3.75% and the second is for $150,000 at an interest rate of 3.25%.  Both loans are revolving interest only loans guaranteed by the Company’s Chief Executive Officer.  As of June 30, 2014, these two loans were repaid.

As of June 30, 2014, the Company had an unpaid balance of $91,217 payable to the Company’s Chief Executive Officer. The balance includes unpaid salary and interest-free advances made by the Company’s Chief Executive Officer.

NOTE 11 – COMMITMENTS AND CONTINGENCY

We have a commitment to fund TerraSphere for $350,000 under the terms of the agreement disclosed in our current report on Form 8-K filed with the SEC on July 3, 2014. No other significant contingencies were made or incurred during the three months ended June 30, 2014.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of June 30, 2014	As of March 31, 2014
		(Unaudited)	(Audited)
Land	N/A	$12,069	$12,069
Building (apartment)	25	1,303,903	1,302,129
Plant and machinery	20	9,239,536	9,214,667
Computer equipment	3	285,567	216,917
Office equipment	5	164,363	164,373
Furniture and fixtures	5	140,102	118,892
Vehicles	5	532,454	479,952
Assets under construction	N/A	4,539,078	4,274,501
Total		$16,217,072	$15,783,500
Less: Accumulated depreciation		$(8,407,774)	$(8,196,656)
Net Assets		$7,809,298	$7,586,844

Depreciation and amortization expense for the three months ended June 30, 2014 and 2013 was $148,889 and $149,294, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of March 31, 2014, under the 2008 Omnibus Plan, 269,345 stock options were granted.   As of June 30, 2014, no shares of common stock remain available for future grants of options or stock awards.

NOTE 14 – COMMON STOCK

Currently, the Company has two securities listed on the NYSE MKT: (1) Common Stock, $.0001 par value (trading symbol: IGC) (“Common Stock”) and (2) redeemable warrants to purchase Common Stock (trading symbol: IGC.WT). In February 2013, the Company voluntarily delisted its units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00. The warrants expire on March 6, 2015.

After the Company retired a note payable to Oliveira in the amount of $2,232,627.79 on April 5, 2012, there remained a disagreement on some of the technical features of the note that the lender claims resulted in IGC owing additional principal, interest and penalty fees.  The lender sought relief through summary judgment from the court.  IGC was considering a countersuit in response to the lender’s actions.  However, on April 8, 2014, IGC issued 12,026 more shares of its common stock to settle the dispute with Oliveira.

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.  During the quarter ended June 30, 2014, the Company issued 51,300 shares valued at $56,088 to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013, IGC entered into an At the Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At the Market (the “June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended June 30, 2014, the Company issued a total of 1,943,015 shares of Common Stock valued at $2,916,973 under this agreement.

On April 2, 2014, as reported in a current report on Form 8-K filed by the Company on April 3, 2014, we entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance by our company to the investors of an aggregate of 750,000 shares of Common Stock, for a total purchase price of $506,250.  Midtown Partners & Co., LLC (“Midtown”) acted as our exclusive placement agent in this offering. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes.

Further, pursuant to IGC’s employee stock option plan, the Company has issued options to purchase 269,345 shares at an average exercise price of $7.80 per share, all of which are outstanding and exercisable as of June 30, 2014. The Company has also issued a total of 490,439 shares to some of its directors and employees.  The Company also issued 25,000 shares of Common Stock valued at approximately $21,750 for investor relations related services rendered.  As of June 30, 2014, IGC has 12,491,010 shares of Common Stock issued and outstanding.

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

The Company’s effective tax rate was 0% and 0.2% for the quarters ended June 30, 2014 and 2013. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for the three-month period ended June 30, 2014 as compared to a tax expenses of $1,596 for the three-month period ended June 30, 2013. As of June 30, 2014 and 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The following tables provide information as required by ASC 280-10-50-38 Entity Wide Information:

1)	The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading of electronic equipments	$734,762	96.20
Construction	29,102	3.80
TOTAL	$763,864	100

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries. Revenue is attributed to an individual country if the invoice made to the customer originates in that country. The basis for originating an invoice is the underlying agreement.

Geographic Location	Amount	% on total revenues
HONG KONG	$734,762	96.20
INDIA	29,102	3.80
TOTAL	$763,864	100

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)		Foreign Countries (India, China and Hong Kong)	Total
Intangible Assets	$		$470,191	$470,191
Property , Plant and Equipment , Net		-	7,809,298	7,809,298
Investments in Affiliates		5,109,058	-	5,109,058
Investments Others		-	31,619	31,619
Deferred Tax Assets			322,451	322,451
Other Non Current Assets			459,827	459,827
Total Long Term Assets		$5,109,058	$9,093,386	$14,202,444

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended June 30, 2014 and March 31, 2014 consisted of the following:

	As of June 30, 2014	As of March 31, 2014
	(Unaudited)	(Audited)
Investment in equity shares of an unlisted company	$31,619	$31,650
Total	$31,619	$31,650

NOTE 18 – OTHER INCOME

Other income for the three-month period ended June 30, 2014 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange (loss) for the three-month period ended June 30, 2014 and June 30, 2013 amounted to ($3,150) and ($233,775), respectively.

NOTE 19 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended June 30, 2014.

NOTE 20 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through June 30, 2014, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of June 30, 2014 and 2013 used for the computation of basic earnings per share (“EPS”) is 10,174,358 and 7,003,023, respectively. Due to the loss incurred during the three-month period ended June 30, 2014, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of June 30, 2014 and March 31, 2014, include certain aged receivables in the amount of $0.5 million. These aged receivables were decreased from $2.03 million to $0.5 million in 2013 because we realized the arbitration award amounting to $1.5 million from the National Highway Authority of India in December 2012.  The Company received payment of the money owed on December 31, 2012 by a deposit on our bank account in Andhra Bank, MG Road, Ernakulam, Kerala. The receivables have been due for periods in excess of one year as of June 30, 2014. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 22 – ACQUISITIONS

On May 31, 2014, the Company acquired 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong and now known as IGC International. IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components.

The date of acquisition, May 31, 2014, is the date on which the Company obtained control of  IGC-INT by acquiring control over the majority of the Board of Directors of IGC-INT. The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” The total purchase price has been allocated to IGC-INT’s net tangible assets based on their estimated fair values at the date of acquisition. The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the acquisition date). The Company generally does not expect the goodwill recognized to be deductible for income tax purposes. The results of operations of IGC-INT for the month of June 2014 have been included in the consolidated results as shown in the Statement of Operations included in this report. The assets and liabilities of IGC-INT have been recorded in the Consolidated Balance Sheets of the Company as of June 30, 2014.

The purchase price of the 51% acquisition consists of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition, and the same will be discharged as follows :

Particulars	All amounts in USD
Fair Value

IGC Stock Consideration	$178,925

Estimated earn out payment (in the form of Stock)	873,571

Total Purchase Consideration	$1,052,496

205,661 shares were paid at closing and the remaining shares will be paid based on successfully meeting earnings objectives for the fiscal years ending March 31, 2015, 2016 and 2017.

The purchase has been preliminarily allocated to the acquired assets and liabilities, as follows:

Particulars	All amounts in USD
Fair Value

Cash and Cash Equivalents	$166,916
Property,Plant and Equipment	81,730
Accounts Receivable	427,594
Inventory	749,133
Other Assets	211,264
Accounts Payable	(162,757)
Loans - Others	(1,322,415)
Other Current Liabilities	(14,771)
Non Controlling Interest	(66,980)
Goodwill	982,782

Total Purchase Consideration	$1,052,496

The above purchase price allocation includes provisional amounts for certain assets and liabilities. The purchase price allocation will continue to be refined primarily in the areas of goodwill and other identifiable intangibles, if any. During the measurement period, the Company expects to receive additional detailed information to refine the provisional allocation above. Non-controlling interests are valued based on the proportional interest in the fair value of the net assets of the acquired entity.

IGC-INT is subject to legal and regulatory requirements, including but not limited to those related to taxation matters, in the jurisdiction in which it operates. The Company has conducted a preliminary assessment of liabilities arising out of these matters and has recognized provisional amounts in its initial accounting for the acquisition for all identified liabilities in accordance with the requirements of ASC Topic 805. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The following unaudited pro forma results of the operations of the Company for the three months ended June 30, 2014 and 2013 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Three Months ended June 30,
Particulars	2014	2013
Pro forma revenue	$2,000,919	$4,276,168
Pro forma other income	682	(260,142)
Pro forma net income attributable to IGC Stockholders	(1,215,517)	(608,925)
Pro forma Earnings per share
Basic	-0.12	-0.09
Diluted	-0.12	-0.09

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K filed with the SEC on July 15, 2014.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K filed with the SEC on July 15, 2014, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in this Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 15, 2014.

Company Overview

India Globalization Capital, Inc. is engaged in acquiring, incubating, financing and growing companies in multiple industries and locations.  In India, we engage in trading iron ore and leasing construction equipment.  In Inner Mongolia, China, we operate iron ore beneficiation plants.  In Hong Kong, through a subsidiary, we trade commodities and electronic components.  In the United States, we have interests in four indoor vertical farming projects that may be converted from growing leafy green vegetables to growing legal cannabis, when legal.

Our short-term plans are to drive cash flow by (a) expanding the equipment rental business to several states in India, (b) expanding the trading business and (c) deploying the indoor vertical farms.  Our medium-term plans are to acquire companies or management that can help us expand and diversify our assets to some of the areas that we have identified including legal cannabis, solar energy and clean technology. Our long-term plans are to increase our commitment to our existing leasing business in India, and increase our commitment to new industries such as the legal cannabis, indoor farming, solar energy and clean technologies, and eventually decrease our exposure to the beneficiation of iron ore in China. We believe that we have a unique opportunity with our strategic positioning to build a sizable asset base and create sustainable value for our shareholders.

Subsidiaries Overview

 HK Ironman is a Hong Kong-based company incorporated on December 20, 2010 to acquire PRC Ironman.  PRC Ironman was incorporated as Linxi Hefei Economic & Trade Co., Ltd. in China on January 8, 2008.   HK Ironman owns 95% of PRC Ironman.  PRC Ironman is engaged in the processing of iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, an area well connected by roads, planes and railroad. The parties are evaluating a number of strategic options with respect to Ironman, including a licensing arrangement, a strategic alliance, dividing the plants and/or terminating the entire arrangement. As of this filing, we have made no final determination on this matter, but we continue to explore ways to maximize shareholder value.

Incorporated on February 19, 2007, India Globalization Capital, Mauritius, Limited (IGC-M) is a Mauritius based company that manages and owns all the subsidiaries based in India: IGC Materials, Private Limited (“IGC-MPL”), IGC Logistics, Private Limited (“IGC-LPL”), IGC India Mining and Trading (“IGC-IMT”) and Techni Bharathi Limited (“TBL”).  TBL was incorporated on June 19, 1982, in Cochin, India.   TBL is an engineering and construction company engaged in the execution of civil construction, structural engineering projects and trading.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  On March 31, 2013, TBL became a fully-owned subsidiary of IGC.  The Indian subsidiaries are focused on the trading of materials such as iron ore to customers in India and China and the leasing of construction equipment.

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly-owned subsidiary of IGC-Mauritius. This incorporation is part of our internal re-alignment and tax planning. IGC-HK is not currently an operational subsidiary.

On May 31, 2014, IGC completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong (formerly "Golden Gate"). This subsidiary, now known as IGC International Limited (“IGC-INT”), operates an e-commerce platform for trading of commodities and electronic components.

Results of Operations

Three Months ended June 30, 2014 Compared to Three Months ended June 30, 2013

Revenue - Total revenue was $764,000 for the three months ended June 30, 2014 as compared to $1,124,000 for the three months ended June 30, 2013.  In fiscal 2015, the revenue is primarily from trading of commodities and electronics and in fiscal 2014 predominantly from trading iron ore. The revenue reported for both quarters was primarily from trading and the India-based rental business. While the revenue reported in the first fiscal quarter of 2015 was lower than that reported in the first fiscal quarter of 2014, we expect the total revenue in fiscal 2015 to be substantially stronger than that reported in fiscal 2014.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended June 30, 2014 was $687,000 as compared to $936,000 for the three months ended June 30, 2013.  The decrease in cost of revenue stems from a decrease in the volume of trading.

Selling, General and Administrative - Selling, general and administrative expenses were $1,077,000 for the three months ended June 30, 2014 as compared to $299,000 for the three months ended June 30, 2013. The increase in SG&A expenses is mainly due to one time acquisition-related expenses and the issuance of employee and vendor related stock issuances in the amount of approximately $644,000.

Depreciation – The depreciation expense was approximately $149,000 in the three months ended June 30, 2014 as compared to $149,000 in the three months ended June 30, 2013.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended June 30, 2014 were approximately $61,000 as compared to approximately $112,000 for the three months ended June 30, 2013.

Other income (loss) – Other (loss) of $887 for the three month period ended June 30, 2014 contains certain foreign exchange gain/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange gain/loss for the three-month period ended June 30, 2014 and June 30, 2013 amounts to ($3,150,000) and ($233,000), respectively.  The losses/gains are attributable largely to the depreciation/appreciation of the Indian rupee against the USD and are considered foreign exchange losses/gain.

Consolidated Net Income (loss) – In the three months ended June 30, 2014, the Company reported a GAAP net income/    (loss) of ($1,201,000) and a GAAP EPS of ($0.12) compared to a GAAP net income/(loss) of ($633,000) and a GAAP EPS of ($0.09) for the three months ended June 30, 2013.  The larger loss in the first quarter of 2015 is attributable to higher selling, general and administrative expenses that include several non-cash items such as the issuance of stock to employees and one-time acquisition-related expenses. We expect to see increased revenue in the quarters ahead and improved earnings by the end of this year.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the three-month periods ended June 30, 2014 and 2013.

During the three months ended June 30, 2014, cash used in operating activities was ($567,000) compared to ($244,000) provided by operating activities during the three months ended June 30, 2013.

During the three months ended June 30, 2014, investing activities from continuing operations provided ($125,000) cash as compared to $0 provided during the same period in 2013.

For the quarter ended June 30, 2014, our non-GAAP cash burn was approximately $348,000 after adjusting for $149,000 of depreciation, $3,150 of non-cash foreign exchange loss, $56,000 of non-cash interest payment and $645 stock issuance-related expenses.

 At the end of June 30, 2014, our cash and cash equivalents along with restricted cash was $2,952,739. We currently have sufficient cash to continue business operations with limited expansion.

Critical Accounting Policies

See Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our critical accounting policies.

Forward-Looking Statements

We believe that certain of the information in this report constitute forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995.   You can identify these statements by forward-looking words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “anticipates,” “thinks,” “plans,” “estimates,” “seeks,” “predicts,” “potential” or similar words or the negative of these words or other variations on these words or comparable terminology.   You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial conditions or state or other forward-looking information.  Forward-looking statements are based on certain assumptions and expectations of future events.  IGC cannot guarantee that these assumptions and expectations are accurate or will be realized.  These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions.

Many factors, including those discussed more fully in documents filed with the SEC by IGC, particularly under the heading “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K and other risk factors reported elsewhere in this report, could cause results to differ materially from those stated.  While we believe it is important to communicate our expectations to our stockholders, there may be events in the future that we are not able to predict or over which we have no control.  The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

• The growth in global and specifically Asian GDP and more specifically infrastructure and the overall demand for iron ore and electronics;
• Competition trading of electronics and commodities;
• Legislation by the governments of the United States, India, China and Hong Kong;
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of its Principal Executive Officer (PEO) and its principal financial and accounting officer (PFAO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our PEO and PFAO concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our PEO and PFAO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2014 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

None

Item 5.    Other Information

None

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed on August 6, 2012).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 14, 2014	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Daniel Ngai
Daniel Ngai
Interim Treasurer (Principal Financial and Accounting Officer)