Form 10-Q
period 2014-09-30
India Globalization Capital, Inc.
filed 2014-11-13
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

Commission file number 001-32830

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
☐ Yes     ☑ No

As of November 3, 2014, there were approximately 13,795,866 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	30-Sept - 14	31-March - 14
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,345,803	$1,026,565
Accounts receivable, net of allowances	1,215,004	566,252
Inventories	749,816	611,702
Prepaid expenses and other current assets	2,293,204	1,553,936
Total current assets	$5,603,827	$3,758,455
Goodwill	982,782	-
Intangible Assets	481,794	468,091
Property, plant and equipment, net	8,218,230	7,586,844
Investments in affiliates	5,109,058	5,109,058
Investments-others	30,668	31,650
Deferred Income taxes	318,625	321,676
Other non-current assets	446,014	458,578
Total long-term assets	$15,587,171	$13,975,897
Total assets	$21,190,998	$17,734,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$351,173	$-
Trade payables	434,927	133,365
Accrued expenses	-	418,480
Loans-others	1,256,552	424,845
Other current liabilities	410,623	53,987
Total current liabilities	$2,453,275	$1,030,677
Notes payable	1,800,000	1,800,000
Other non-current liabilities	1,010,747	758,379
	$2,810,747	$2,558,379
Total liabilities	$5,264,022	$3,589,056
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 9,373,569 issued and outstanding as of March 31, 2014 and 12,248,888 issued and outstanding as of September 30, 2014.	$1,225	$937
Additional paid-in capital	62,054,361	58,362,834
Accumulated other comprehensive income	(1,868,246)	(2,016,815)
Retained earnings/(deficit)	(44,825,086)	(42,719,772)
Total equity attributable to Parent	$15,362,254	$13,627,184
Non-controlling interest	$564,722	$518,112
Total stockholders' equity	15,926,976	14,145,296
Total liabilities and stockholders' equity	$21,190,998	$17,734,352

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data		All amounts in USD except share data
	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013

Revenues	$2,117,816	$1,133,585	$2,881,680	$2,257,489
Cost of revenues (excluding depreciation)	(1,936,513)	(943,493)	(2,623,801)	(1,879,732)
Selling, general and administrative expenses (includes acquisition related costs amounting to $258,209 for the period ended September 30, 2014).	(791,428)	(474,951)	(1,869,114)	(774,076)
Depreciation	(155,154)	(147,850)	(304,043)	(297,144)
Operating income/(loss)	$(765,279)	$(432,709)	$(1,915,278)	$(693,463)
Interest expense	(79,749)	(68,828)	(140,919)	(180,964)
Interest income	136	2,253	2,474	6,333
Other income, net	(70,961)	(114,577)	(71,848)	(376,485)
Income before income taxes and minority interest attributable to non-controlling interest	$(915,853)	$(613,861)	$(2,125,571)	$(1,244,579)
Income taxes benefit/(expense)	-	(1,507)	-	(3,103)
Net income/(loss)	$(915,853)	$(615,368)	$(2,125,571)	$(1,247,682)
Non-controlling interests in earnings of subsidiaries	28,454	181	20,165	(992)
Net income/(loss) attributable to common stockholders	$(887,399)	$(615,187)	$(2,105,406)	$(1,248,674)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.09)	$(0.17)	$(0.18)
Diluted	$(0.07)	$(0.09)	$(0.17)	$(0.18)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	12,227,529	7,116,180	12,227,529	7,116,180
Diluted	12,227,529	7,116,180	12,227,529	7,116,180

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended September 30,
	2014			2013
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income/(loss)	$(887,399)	$28,454	$(915,853)	$(615,187)	$181	$(615,368)
Foreign currency translation adjustments	$125,573	-	$125,573	$199,615		$199,615
Comprehensive income/(loss)	$(761,826)	$28,454	$(790,280)	$(415,572)	$181	$(415,753)

	Six months ended September 30,
	2014			2013
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income/(loss)	$(2,105,406)	$20,165	$(2,125,571)	$(1,248,674)	$(992)	$(1,247,682)
Foreign currency translation adjustments	$148,569		$148,569	$214,789		214,789
Comprehensive income/(loss)	$(1,956,837)	$20,165	$(1,977,002)	$(1,033,885)	$(992)	$(1,032,893)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended Sept 30,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(2,125,571)	$(1,247,682)
Adjustment to reconcile net income/(loss) to net cash:
Deferred taxes	-	3,103
Depreciation	304,043	297,144
Unrealized exchange gain/(loss)	78,055	355,760
Unrealized profit/(loss) from joint venture	-	28,463
Non-cash interest expenses	119,704	171,855
ESOP and other stock related expenses	341,127	149,830
IR and other shares	52,519	-
Changes in:
Accounts receivable	(65,890)	(5,828)
Inventories	609,893	(95,972)
Prepaid expenses and other assets	(718,667)	(7,794)
Trade payables	165,472	5,547
Other current liabilities	324,187	(81,423)
Other non-current liabilities	(616,759)	(7,269)
Non-current assets	(1,703)	10,641
Accrued Expenses	(418,480)	7,783
Net cash provided/(used) by operating activities	$(1,952,070)	$(415,842)

Cash flow from investing activities:
Purchase of property and equipment/capital work in progress	(869,427)
Proceeds from sale of property and equipment
Deposits towards acquisition, net of cash acquired	165,340
Deferred acquisition cost	-
Net cash provided/(used) for investing activities	$(704,087)	$-
Cash flows from financing activities:
Issuance of equity stock	2,999,441	201,998
Net movement in other short-term borrowings		(101,999)
Proceeds from loans	(138,906)
Net cash provided/(used) by financing activities	$2,860,535	$99,999

Effects of exchange rate changes on cash and cash equivalents	114,860	(21,810)
Net increase/(decrease) in cash and cash equivalents	319,238	(337,653)
Cash and cash equivalent at the beginning of the period	1,026,565	1,064,421
Cash and cash equivalent at the end of the period	$1,345,803	$726,768

Supplementary information:
Cash paid for interest	$21,215	$9,109

Non-cash items:
Common stock issued for interest payment on notes payable	$119,704	$171,855
Common stock issued including ESOP & IR	393,646	$149,830

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

Our short-term plans are to drive cash flow by (a) expanding the equipment rental business to several states in India, (b) expanding the trading business and (c) deploying indoor vertical farms.  Our medium-term plans are to acquire companies or management that can help us expand and diversify our assets to some of the areas that we have identified including legal cannabis, solar energy.  Our long-term plans are to increase our commitment to our existing leasing business in India, and increase our commitment to new industries such as the legal cannabis, indoor farming, solar energy, and eventually decrease our exposure to the beneficiation of iron ore in China. Our strategy for the legal cannabis industry includes positioning the company in areas where we have a strategic advantage and can leverage our international presence.  These strategies include creating a portfolio of marijuana and hemp based patents, partnering to create and file for FDA approval of cannabinoid-based drugs for compassionate use, and creating an R&D lab in a country where we can legally grow the plants.

We are India Globalization Capital, Inc. (the “Company” or “IGC”), a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2006, we completed an initial public offering of our common stock.  In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius.  In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Private Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL.  The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M.  TBL shares are held by IGC-M.  TBL is focused on the heavy equipment leasing business. In October 2014, as per a Memorandum of Settlement with Sricon and related parties, IGC received approximately five acres of land in Nagpur, India, valued at approximately $4 million in exchange for the 22% minority interest we had in Sricon.  The registration formalities for the land are expected to be completed by the end of calendar year 2014.

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

In January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong.  IGC-HK is a wholly-owned subsidiary of IGC-M. In September 2014, we changed the subsidiary’s name to IGC Cleantech to align our resources to fulfill our new ventures.

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

Unless the context requires otherwise, all references in this report to the “Company,” “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our wholly-owned subsidiaries HK Ironman and IGC-M, as well as our direct and indirect subsidiaries PRC Ironman, TBL, IGC-IMT, IGC-MPL, IGC-LPL, IGC-INT and IGC-CT.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India, Hong Kong, China and the United States. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of September 30, 2014	Percentage of holding as of March 31, 2014
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman") (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius ("IGC-M") (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited ("IGC-IMT") (2)	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL") (2)	IGC-M	India	100	100
IGC Cleantech (formerly IGC HK Mining and Trading Limited) (“IGC-CT”) (2)	IGC-M	Hong Kong	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	51	0

(1) Wholly-owned by India Globalization Capital, Inc.
(2) Wholly-owned by India Globalization Capital, Mauritius, Limited.
(3)  95% owned by HK Ironman, which is India Globalization Capital, Inc.’s wholly-owned subsidiary.
(4) 51% owned by India Globalization Capital, Inc.  Formerly known as Golden Gate Electronics Limited.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of September 30, 2014, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying consolidated financial statements represents the non-controlling interest of subsidiaries in which our ownership is less than one hundred percent, as is the case of Ironman and IGC-INT.

The adoption of Accounting Standards Codification (“ASC”) 810-10-65 "Consolidation - Transition and Open Effective Date Information" (previously referred to as SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"), has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as non-controlling interest) to a separate component of shareholders’ equity on the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity and comprehensive income (loss).  Additionally, net income attributable to non-controlling interest is shown separately from net income in the consolidated statements of income.  This reclassification had no effect on our previously reported financial position or results of operations.

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

e)  Foreign currency translation

IGC operates in India, Hong Kong and China and a substantial portion of the Company’s sales are denominated in INR, HKD and RMB, as of those respective operations. As a result, changes in the relative values of the U.S. dollar and INR, HKD or the RMB affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended September 30, 2013	INR	58.55	per	USD	INR	62.58	per	USD
	RMB	6.17	per	USD	RMB	6.12	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD

Year ended March 31, 2014	INR	60.35	per	USD	INR	60.00	per	USD
	RMB	6.21	per	USD	RMB	6.22	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD

Three months ended September 30, 2014	INR	60.21	per	USD	INR	61.92	per	USD
	RMB	6.18	per	USD	RMB	6.14	per	USD
	HKD	7.75	per	USD	HKD	7.76	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly period ended September 30, 2014 was derived from the Company’s subsidiaries and recognized as follows:

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

p)  Fair value of financial instruments

As of September 30, 2014 and March 31, 2014, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

r) Leased mineral rights

In China, costs to obtain leased mineral rights are capitalized and amortized to operations as depletion expense within the leased periods, using the straight-line method.  Depletion expenses are included in depreciation and amortization on the accompanying statement of operations. As of September 30, 2014, we have no leased mineral rights.

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

In September 2011, the FASB issued an ASU that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance is effective for us beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard did not impact our financial results.

In June 2011, the FASB issued ASU 2011-05, which is now part of ASC 220: “Presentation of Comprehensive Income."  The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items, which must be reported in other comprehensive income.  These provisions are to be applied retrospectively and were effective for us as of January 1, 2012.  Because this guidance impacts presentation only, it has no effect on our financial condition, results of operations or cash flows.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

The $5,109,058 investments in former affiliates relates to Sricon. On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MOS”) with Sricon and related parties. On October 2014 and pursuant to this MOS, the Company received approximately 5 acres of land in Nagpur, India, valuated at approximately $4.0 million in exchange for the 22% minority interest in Sricon IGC still held. The registration formalities for the land are expected to be completed by the end of calendar year 2014.

Prepaid expenses and other current assets consist of the following:

	Period Ended September 30, 2014	Year Ended March 31, 2014
Prepaid /preliminary expenses	$22	$376
Advance to suppliers & services	1,251,076	531,822
Security/statutory advances	4,033	5,339
Advances to employees	999,817	977,740
Prepaid /accrued interest	1,642	2,965
Deposit and other current assets	36,614	35,694
Total	$2,293,204	$1,553,936

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	Period Ended September 30, 2014	Year Ended March 31, 2014
Statutory/Other advances	$446,014	$458,578
Total	$446,014	$458,578

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivable, net of allowances, amounted to $1,215,004 and $566,252, as of September 30, 2014 and March 31, 2014, respectively.  The accounts receivable net of reserves for the quarter ended September 30, 2014 comes primarily from the construction activity and from electronic components trading. Presently, the accounts receivable from TBL amount to $475,304 and from IGC-INT amount to $668,086. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 5 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,869,114 for the six months ended September 30, 2014 as compared to $774,076 for the six months ended September 30, 2013. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor relation expenses, travel expenses and acquisition costs. The increase/decrease in selling, general and administrative expenses in the six months ended September 30, 2014 as compared to September 30, 2013 was due to acquisition of new business and issuance of shares to employees and investor relations firms.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period Ended September 30, 2014	Year Ended March 31, 2014
Statutory payables	$4,687	$8,122
Employee related liabilities	338,796	37,389
Other liabilities/expenses payable	67,140	8,476
Total	$410,623	$53,987

Other non-current liabilities consist of the following:

	Period Ended September 30, 2014	Year Ended March 31, 2014
Creditors	$137,176	$157,399
Special reserve	-	600,980
Acquisition related liabilities	873,571	-
Total	$1,010,747	$758,379

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

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	Period Ended September 30, 2014	Year Ended March 31, 2014
Balance at the beginning of the period	$468,091	$592,274
Goodwill	982,782	-
Amortization	-	(123,121)
Effect of foreign exchange translation	13,703	(1,062)
Total	$1,464,576	$468,091

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

IGC-INT maintains banking facilities with multiple banks in Hong Kong.  The total outstanding balance of such facilities as of September 30, 2014 was $1,569,066 disclosed under Short Term Borrowings and Loans-Others for $351,173 and $1,217,893 respectively. The average interest rate on such facilities is 5% per annum. The facilities have been utilized to meet the working capital requirements of IGC-INT. Such facilities are primarily secured by the accounts receivable and inventory of IGC-INT and additionally secured by the Guarantee given by Hong Kong Mortgage Corporation Limited under the SME Financing Guarantee Scheme and the personal guarantee of the director of IGC-INT.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2014. On August 12, 2014, the loan was extended to April 25, 2015 on the same terms.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the quarter ended September 30, 2014, the Company had no Related Party Transactions.

NOTE 11 – COMMITMENTS AND CONTINGENCY

No significant commitments or contingencies were made or incurred during the three months ended September 30, 2014.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Period Ended September 30, 2013	Year Ended March 31, 2014
Land	N/A	$12,069	$12,069
Building (flat)	25	1,307,519	1,302,129
Plant and machinery	20	9,242,728	9,214,667
Computer equipment	3	285,765	216,917
Office equipment	5	164,039	164,373
Furniture and fixtures	5	144,126	118,892
Vehicles	5	535,464	479,952
Assets under construction	N/A	5,056,384	4,274,501
Total		$16,748,094	$15,783,500
Less: Accumulated depreciation		$(8,529,864)	$(8,196,656)
Net Assets		$8,218,230	$7,586,844

Depreciation and amortization expense for the six months ended September 30, 2014 and 2013 was $304,043 and $297,144, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of September 30, 2014, under the 2008 Omnibus Plan, 130,045 stock options and 1,269,542 shares were granted. As of September 30, 2014, 6,449 shares of common stock remain available for future grants of options or stock awards.

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

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.  During the quarter ended September 30, 2014, the Company issued 40,589 shares valued at $44,120 to this debt holder and is yet to issue 23,489 more shares pending NYSE approval and valued at approximately $19,496, which constituted an element of repayment of interest.

On August 22, 2013, IGC entered into an At the Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At the Market (the “June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended September 30, 2014, the Company issued a total of 58,800 shares of Common Stock valued at $82,468 under this agreement.

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

On May 15, 2014, the Company entered into a public and investor relations consulting services pursuant to which IGC is yet to issue a total of 50,000 restricted shares of common stock for a total of $43,500 as part of compensation, pending NYSE approval.

Further, pursuant to IGC’s employee stock option plan, the Company has issued options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of September 30, 2014. The Company has also issued a total of 1,269,542 shares to some of its directors and employees.   As of September 30, 2014, IGC has 12,248,888 shares of Common Stock issued and outstanding.

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

The Company’s effective tax rate was 0% and 0.25% for the quarters ended September 30, 2014 and 2013, respectively. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for the three-month period ended September 30, 2014 as compared to a tax expense of $1,507 for the three-month period ended September 30, 2013. As of September 30, 2014 and 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The following tables provide information as required by ASC 280-10-50-38 Entity Wide Information as of September 30, 2014:

1) The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading	$2,840,077	$98.60
Rental/Lease	41,603	1.40
TOTAL	$2,881,680	$100

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries. Revenue is attributed to an individual country if the invoice made to the customer originates in that country. The basis for originating an invoice is the underlying agreement.

Geographic Location	Amount	% on total revenues
Hong Kong	$2,840,077	$98.60
India	41,603	1.40
TOTAL	$2,881,680	$100

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)		Foreign Countries (India and China)	Total
Intangible Assets	$		$481,794	$481,794
Property , Plant and Equipment , Net		758,346	7,459,884	8,218,230
Investments in Affiliates		5,109,058		5,109,058
Investments Others		-	30,668	30,668
Deferred Tax Assets		-	318,625	318,625
Other Non-Current Assets		-	446,014	446,014
Total Long Term Assets		$5,867,404	$8,736,985	$14,604,389

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended September 30, 2014 and March 31, 2014 consisted of the following:

	Period Ended September 30, 2014	Year Ended March 31, 2014
Investment in equity shares of an unlisted company	$30,668	$31,650
Total	$30,668	$31,650

NOTE 18 – OTHER INCOME

Other income for the three-month period ended September 30, 2014 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange gain/(loss) for the three-month and six-month periods ended September 30, 2014 amounted to $74,905 and $78,055 respectively.

NOTE 19 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended September 30, 2014.

NOTE 20 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through September 30, 2014, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of September 30, 2014 and 2013 used for the computation of basic earnings per share (“EPS”) is 12,227,529 and 7,116,180, respectively. Due to the loss incurred during the three-month period ended September 30, 2014, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of September 30, 2014 and March 31, 2014, include certain aged receivables in the amount of $0.5 million. These aged receivables were decreased from $2.03 million to $0.5 million in 2013 because we realized the arbitration award amounting to $1.5 million from the National Highway Authority of India in December 2012.  The Company received payment of the money owed on December 31, 2012 by a deposit on our bank account in Andhra Bank, MG Road, Ernakulam, Kerala. The receivables have been due for periods in excess of one year as of September 30, 2014. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 22 – ACQUISITIONS

On May 31, 2014, the Company acquired 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong, now known as IGC International.  IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. The total purchase price has been allocated to IGC-INT’s net tangible assets based on their estimated fair values at the date of acquisition. The Purchase Price Allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the Acquisition Date). The Company generally does not expect the goodwill recognized to be deductible for income tax purposes. The results of operations of IGC-INT for the month of September 2014 have been included in the consolidated results as shown in the Statement of Operations included herein. The assets and liabilities of IGC-INT have been recorded in the Consolidated Balance Sheet of the Company as of September 30, 2014.

Purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition and the same will be discharged as follows:

Particulars	All amounts in USD
Fair Value

IGC Stock Consideration	178,925

Estimated earn out payment (in the form of Stock)	873,571

Total Purchase Consideration	1,052,496

The purchase has been preliminarily allocated to the acquired assets and liabilities, as follows:

Particulars	All amounts in USD
Fair Value

Cash and Cash Equivalents	166,916
Property, Plant and Equipment	81,730
Accounts Receivable	427,594
Inventory	749,133
Other Assets	211,264
Accounts Payable	(162,757)
Loans-Others	(1,322,415)
Other Current Liabilities	(14,771)
Non-Controlling Interest	(66,980)
Goodwill	982,782

Total Purchase Consideration	1,052,496

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

The following unaudited pro-forma results of the operations of the Company for the three months ended September 30, 2014 and 2013 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Six Months ended September 30,
Particulars	2014	2013
Pro forma revenue	4,099,799	8,708,221
Pro forma other income	(70,443)	(354,012)
Pro forma net income attributable to IGC Stockholders	(1,844,598)	(1,275,179)
Pro forma Earnings per share
Basic	-0.15	-0.18
Diluted	-0.15	-0.18

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

Incorporated on February 19, 2007, India Globalization Capital, Mauritius, Limited (IGC-M) is a Mauritius based company that manages and owns all the subsidiaries based in India: IGC Materials, Private Limited (“IGC-MPL”), IGC Logistics, Private Limited (“IGC-LPL”), IGC India Mining and Trading (“IGC-IMT”) and Techni Bharathi Private Limited (“TBL”).  TBL was incorporated on June 19, 1982, in Cochin, India.   TBL is an engineering and construction company engaged in the execution of civil construction, structural engineering projects and trading.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  On March 31, 2013, TBL became a wholly owned subsidiary of IGC.  The Indian subsidiaries are focused on the trading of materials such as iron ore to customers in India and China and the leasing of construction equipment.

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. In September 3, 2014, we changed the subsidiary’s name to IGC Cleantech (“IGC-CT”) to align our resources to fulfill our new ventures. IGC-CT is a wholly-owned subsidiary of IGC-Mauritius. This incorporation is part of our internal re-alignment and tax planning. IGC-CT is not currently an operational subsidiary.

On May 31, 2014, IGC completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong (formerly "Golden Gate"). This subsidiary, now known as IGC International Limited (“IGC-INT”), operates an e-commerce platform for trading of commodities and electronic components.

Results of Operations

Three Months ended September 30, 2014 Compared to Three Months ended September 30, 2013

Revenue - Total revenue was $2,117,816 for the three months ended September 30, 2014 as compared to $1,133,585 for the three months ended September 30, 2013.  The revenue reported for both quarters was primarily from trading commodities and electronics and from the India-based heavy equipment leasing business. The increase in revenue relates to an increase in the volume of goods bought and sold. The pricing for iron ore was at record lows and, therefore, the Company moved its resources away from iron ore and into trading other commodities and electronics. The Company expects revenue to continue to grow as we expand trading, vertical farming and the leasing business.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended September 30, 2014 was $1,936,513 as compared to $943,493 for the three months ended September 30, 2013.  The cost of revenue was primarily related to the purchase of raw materials, transportation, storage, local fees, handling, driver and maintenance of equipment and other logistic costs. The cost of revenue as a percentage of revenue was 91% and 83% for the September 2014 and 2013 quarterly periods, respectively. The increase in the cost of revenue is a reflection of decreasing prices of commodities and increased expenses related to ramping up the businesses.

Selling, General and Administrative - These consist primarily of employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write offs relating to doubtful and bad debts and advances. SG&A expenses were $791,428 for the three months ended September 30, 2014 as compared to $474,951 for the three months ended September 30, 2013. The increase in SG&A for the three months ended September 30, 2014 included a one-time expense of $258,209 related to acquisition costs. The remaining increases reflect our new measures for reaching profitability.

Depreciation – The depreciation expense was approximately $155,154 in the three months ended September 30, 2014 as compared to $147,850 in the three months ended September 30, 2013.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended September 30, 2014 were approximately $79,749 as compared to approximately $68,828 for the three months ended September 30, 2013. The payment of $63,616 interest by the Company is made through the issuance of a fixed dollar amount of stock.  Therefore, this amount of interest expense is non-cash.

Other income/(loss) – Other income for the three-month period ended September 30, 2014 contains certain foreign exchange losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month period ended September 30, 2014 and September 30, 2013 amount to $74,905 and $121,985, respectively.

Consolidated Net Income/(loss) – In the three months ended September 30, 2014, the Company reported a GAAP net loss of $887,399 and a GAAP EPS loss of $0.07 compared to a GAAP net loss of $615,187 and a GAAP EPS loss of $0.09 for the three months ended September 30, 2013.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013

Revenue - Total revenue was approximately $2,881,680 for the six months ended September 30, 2014, as compared to about $2,257,489 for the six months ended September 30, 2013. The increase in revenue relates to an increase in the volume of goods bought and sold. The pricing for iron ore was at record lows and, therefore, the Company moved its resources away from iron ore and into trading other commodities and electronics. The Company expects revenue to continue to grow as we expand trading, vertical farming and the leasing business.

Cost of Revenue (excluding depreciation) – Cost of revenue for the six months ended September 30, 2014 was approximately $2,623,801 as compared to approximately $1,879,732 for the six months ended September 30, 2013. The increase in the cost of revenue is a reflection of decreasing prices of commodities and increased expenses related to ramping up the businesses.

Selling, General and Administrative - Selling, general and administrative expenses were about $1,869,114 for the six months ended September 30, 2014 as compared to approximately $774,076 for the six months ended September 30, 2013. The selling, general and administrative expenses for the three months ended September 30, 2014 included an amount of $258,209 towards acquisition costs whereas SG&A for the three months ended September 30, 2013 was zero.

Depreciation – The depreciation expense was approximately $304,043 in the six months ended September 30, 2014 as compared to about $297,144 in the six months ended September 30, 2013.

Interest and other financial expenses – The interest expense and other financial expenses for the six months ended September 30, 2014 were about $140,919 as compared to approximately $180,964 for the six months ended September 30, 2013.

Other income/(loss) – The total foreign exchange loss for the six-month period ended September 30, 2014 and September 30, 2013 is $78,055 and $355,760, respectively.

Consolidated Net Income/ (loss) – Consolidated net loss for the six months ended September 30, 2014 was approximately $2,105,406 compared to a consolidated net loss of about $1,248,674 for the six months ended September 30, 2013.

 Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the six-month periods ended September 30, 2014 and 2013.

During the six months ended September 30, 2014, cash used in operating activities was $1,952,070 as compared to $415,842 during the six months ended September 30, 2013.

During the six months ended September 30, 2014, net cash used for investing activities in continuing operations was $704,087 as compared to $0 used during the same period in 2013.

During the six months ended September 30, 2014, net cash provided by financing activities was $2,860,535 as compared to $99,999 provided during the same period in 2013.

For the quarter ended September 30, 2014, our non-GAAP cash burn was approximately $313,765 after adjusting for $155,154 of depreciation, $74,905 of non-cash foreign exchange loss, $63,616 of non-cash interest payment, $21,750 stock issuance-related expenses and $258,209 of one time acquisition related expenses.

 At the end of September 30, 2014, our cash and cash equivalents along with restricted cash was $1,354,803. We currently have sufficient cash to continue business operations with limited expansion.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2014, which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

In addition to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, the company faces the following risks in its new vertical indoor farming business.

Risks Associated with Indoor Farming

Fresh produce is vulnerable to crop disease.

Indoor farmed fresh produce is still vulnerable to crop diseases, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection and the type of treatment applied. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. In turn this may adversely effect our revenue and profitability.

It might be difficult, time consuming and costly to get and retain the organic certification.

Organic certification verifies that a farm or handling facility located anywhere in the world complies with the USDA organic regulations and allows us to sell, label, and represent our products as organic. Certification costs may range from a few hundred to several thousand dollars depending on the certifying agent/size, type, and complexity of our operation. Getting the organic certification may be difficult, time consuming and costly to obtain and retain.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

None

Item 5.    Other Information

None

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed on August 6, 2012).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 12, 2014	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ Daniel Ngai
Daniel Ngai
Interim Treasurer (Principal Financial and Accounting Officer)