Form 10-Q
period 2014-12-31
India Globalization Capital, Inc.
filed 2015-02-12
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No

As of February 1, 2015, there were approximately 15,042,844 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	31-Dec - 14	31-March - 14
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,118,015	$1,026,565
Accounts receivable, net of allowances	947,695	566,252
Inventories	768,825	611,702
Prepaid expenses and other current assets	2,097,466	1,553,936
Total current assets	$4,932,001	$3,758,455
Goodwill	982,782	-
Intangible Assets	481,794	468,091
Property, plant and equipment, net	8,078,748	7,586,844
Investments in affiliates	5,109,058	5,109,058
Investments-others	918,124	31,650
Deferred acquisition costs	-	-
Deferred Income taxes	318,159	321,676
Other non-current assets	434,363	458,578
Total long-term assets	$16,323,028	13,975,897
Total assets	$21,255,029	$17,734,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	328942	-
Trade payables	244,474	133,365
Accrued expenses	-	418,480
Loans - others	1,242,970	424,845
Other current liabilities	338,576	53,987
Total current liabilities	$2,154,962	$1,030,677
Notes payable	1,800,000	1,800,000
Other non-current liabilities	1,008,310	758,379
	$2,808,310	2,558,379
Total liabilities	$4,963,272	$3,589,056
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 9,373,569 issued and outstanding as of March 31, 2014 and 13,519,355 issued and outstanding as of December 31, 2014.	$1,352	$937
Additional paid-in capital	62,997,434	58,362,834
Accumulated other comprehensive income	(1,849,018)	(2,016,815)
Retained earnings (Deficit)	(45,414,623)	(42,719,772)
Total equity attributable to Parent	$15,735,145	$13,627,184
Non-controlling interest	$556,612	$518,112
Total stockholders' equity	16,291,757	14,145,296
Total liabilities and stockholders' equity	$21,255,029	$17,734,352

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data		All amounts in USD except share data
	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

Revenues	$2,542,192	17,529	$5,423,872	2,275,018
Cost of revenues (excluding depreciation)	(2,343,062)	(7,789)	(4,966,863)	(1,887,521)
Selling, general and administrative expenses	(544,551)	(156,048)	(2,413,665)	(930,124)
Depreciation	(153,725)	(147,708)	(457,768)	(444,852)
Operating income (loss)	(499,146)	(294,016)	(2,414,424)	(987,479)
Interest expense	(61,957)	(52,502)	(202,876)	(233,466)
Interest income	1,610	1,824	4,084	8,157
Other income, net	(39,503)	41,439	(111,351)	(335,046)
Income before income taxes and minority interest attributable to non-controlling interest	$(598,996)	(303,255)	$(2,724,567)	(1,547,834)
Income taxes benefit/(expense)	-	(1,885)	-	(4,988)
Net income/(loss)	$(598,996)	(305,140)	$(2,724,567)	(1,552,822)
Non-controlling interests in earnings of subsidiaries	8,882	(5,336)	29,047	(6,328)
Net income/(loss) attributable to common stockholders	$(590,114)	(310,476)	$(2,695,520)	(1,559,150)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.05)	(0.04)	$(0.22)	(0.20)
Diluted	$(0.05)	(0.04)	$(0.22)	(0.20)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	12,462,413	7,734,444	12,462,413	7,734,444
Diluted	12,462,413	7,734,444	12,462,413	7,734,444

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended December 31,
	2014			2013
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(590,114)	8,882	(598,996)	$(310,476)	(5,336)	(315,812)
Foreign currency translation adjustments	$19,228	-	19,228	$(382,651)		(382,651)
Comprehensive income (loss)	$(570,886)	8,882	$(579,768)	$(693,127)	(5,336)	$(698,463)

	Nine months ended December 31,
	2014			2013
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(2,695,520)	29,047	(2,724,567)	$(1,559,150)	(6,328)	(1,565,478)
Foreign currency translation adjustments	$167,797		167,797	$(167,862)		(167,862)
Comprehensive income (loss)	$(2,527,723)	29,047	$(2,556,770)	$(1,727,012)	(6,328)	$(1,733,340)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,724,567)	(1,552,822)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	-	4,988
Depreciation	457,768	444,852
Unrealized exchange losses/(gains)	121,473	322,682
Unrealized profit/loss from joint venture	-	28,463
Non-cash interest expenses	174,904	219,735
ESOP and other stock related expenses	341,127	181,030
IR and other shares	52,520
Impairment of Investment -Others
Changes in:
Accounts receivable	20,094	95,692
Inventories	592,216	(280,819)
Prepaid expenses and other assets	(359,646)	(143,170)
Trade payables	(23,364)	(5,992)
Other current liabilities	252,793	(58,222)
Other non – current liabilities	(616,615)	(7,310)
Non-current assets	2,180	10,701
Accrued Expenses	(418,480)	(126,697)
Intercompany balances	-
Net cash used in operating activities	$(2,127,597)	$(866,889)

Cash flow from investing activities:
Proceeds from short term investment	-
Purchase of property and equipment/capital work in progress	(882,351)
Proceeds from sale of property and equipment
Deposits towards acquisition (net of cash acquired)	165,494
Deferred acquisition cost	-
Net cash provided/(used) by investing activities	$(716,857)	$-
Cash flows from financing activities:
Issuance of equity stock	2,999,430	638,912
Net movement in other short-term borrowings	(44,322)
Proceeds from loans	(133,076)	(142,684)
Net cash provided/(used) by financing activities	$2,822,032	$496,228

Effects of exchange rate changes on cash and cash equivalents	113,872	(253,134)
Net increase/(decrease) in cash and cash equivalents	91,450	(623,795)
Cash and cash equivalent at the beginning of the period	1,026,565	1,064,421
Cash and cash equivalent at the end of the period	$1,118,015	$440,626

Supplementary information:
Cash paid for interest	$27,972	$13,731
Cash paid for taxes	$0	$0

Non-cash items:
Common stock issued for interest payment on notes payable	$174,904	$219735
Common stock issued including ESOP & IR	393,647	$181030

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  Description of the Company

India Globalization Capital, Inc. (“IGC”) is positioning itself to be a dominant player in the emerging legal cannabis industry. This cannabis industry includes marijuana and hemp with each having its own legal nuances. We have a three pronged strategy that is compliant with federal and state laws that includes: i) the construction of state-of-the-art facilities that can eventually be used for growing cannabis, ii) the pending acquisition of a New York based crowd-funding backed broker-dealer, Midtown Partners LLC, that will hold conferences, write research reports and provide legal cannabis investment banking services, and iii) the introduction of pharmaceutical and nutraceutical products that use cannabinoid extracts. In India, we trade iron ore and lease construction equipment.  In Hong Kong, through a subsidiary, we trade commodities and electronic components.

Our short-term plans are to drive cash flow by (a) expanding the equipment rental business to several states in India, (b) expanding the trading business and (c) deploying indoor farming facilities.  Our medium-term plans are to acquire companies or management that can help us expand and diversify our assets to some of the areas that we have identified including legal cannabis.  Our long-term plans are to increase our commitment to our existing leasing business in India, and increase our commitment to new industries such as the legal cannabis, indoor farming, and eventually decrease our exposure to the beneficiation of iron ore in China.  Our strategy for the legal cannabis industry includes positioning the company in areas where we have a strategic advantage and can leverage our international presence.  These strategies include creating a portfolio of marijuana and hemp based patents, partnering to create and file for FDA approval of cannabinoid-based drugs for compassionate use, and creating an R&D lab in a country where we can legally grow the plants.

We are India Globalization Capital, Inc. (the “Company” or “IGC”), a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2006, we completed an initial public offering of our common stock.  In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius.  In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Private Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL.  The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M.  TBL shares are held by IGC-M.  TBL is focused on the heavy equipment leasing business. In October 2014, as per a Memorandum of Settlement with Sricon and related parties, IGC received approximately five acres of land in Nagpur, India, valued at approximately $4 million in exchange for the 22% minority interest we had in Sricon.  The registration formalities for the land are expected to be completed in calendar year 2015.

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

In December 2011, we acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., known as Linxi H&F Economic and Trade Co., a People’s Republic of China-based company (“PRC Ironman”), by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”).  Together, PRC Ironman and HK Ironman are referred to as “Ironman.” The parties are evaluating a number of strategic options with respect to Ironman, including a licensing arrangement, a strategic alliance, dividing the plants and/or terminating the entire arrangement.  As of this filing, we have made no final determination on this matter but we are attempting to negotiate with the previous owners of ironman to sell the assets back to them in exchange for the IGC shares given as consideration for the assets. We will continue to explore ways to maximize shareholder value.

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

On December 18, 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown.  In consideration of the initial membership interests, we are to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain Q4 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).

Unless the context requires otherwise, all references in this report to the “Company,” “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our wholly-owned subsidiaries HK Ironman and IGC-M, as well as our direct and indirect subsidiaries PRC Ironman, TBL, IGC-IMT, IGC-MPL, IGC-LPL, and IGC-INT.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India, Hong Kong, China and the United States. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of December 31, 2014	Percentage of holding as of March 31, 2014
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman") (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius ("IGC-M") (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited ("IGC-IMT") (2)	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL") (2)	IGC-M	India	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	51	0

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of December 31, 2014, the Company does not have any interest in any VIE or equity method investment.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended December 31, 2013	INR	58.22	per	USD	INR	61.92	per	USD
	RMB	6.13	per	USD	RMB	6.05	per	USD
	HKD	7.75	per	USD	HKD	7.75	per	USD

Year ended March 31, 2014	INR	60.35	per	USD	INR	60.00	per	USD
	RMB	6.21	per	USD	RMB	6.22	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD

Three months ended December 31, 2014	INR	60.76	per	USD	INR	63.04	per	USD
	RMB	6.18	per	USD	RMB	6.14	per	USD
	HKD	7.75	per	USD	HKD	7.75	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly period ended December 31, 2014 was derived from the Company’s subsidiaries and recognized as follows:

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

p)  Fair value of financial instruments

As of December 31, 2014 and March 31, 2014, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

r) Leased mineral rights

In China, costs to obtain leased mineral rights are capitalized and amortized to operations as depletion expense within the leased periods, using the straight-line method.  Depletion expenses are included in depreciation and amortization on the accompanying statement of operations. As of December 31, 2014, we have no leased mineral rights.

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

At this time, the Company does not participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because most of the Company’s workers are contractors employed through agencies or other companies.  In the U.S. we provide health insurance, life insurance and 401 K benefits. The Company makes a 401-K matching contribution up to 3% of the employee’s annual salary.

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

NOTE 3 – OTHER CURRENT AND NON-CURRENT ASSETS

The $5,109,058 investments in former affiliates relates to Sricon. On June 21, 2012, IGC entered into a Memorandum of Settlement (the “MOS”) with Sricon and related parties. On October 2014 and pursuant to this MOS, the Company received approximately 5 acres of land in Nagpur, India, valuated at approximately $4.0 million in exchange for the 22% minority interest in Sricon IGC still held. The registration formalities for the land are expected to be completed in calendar year 2015.

Prepaid expenses and other current assets consist of the following:

	Period Ended	Year Ended
	December 31, 2014	March 31, 2014
Prepaid /preliminary expenses	$32	$376
Advance to suppliers & services	1,132,148	531,822
Security/statutory advances	3,876	5,339
Advances to employees	923,303	977,740
Prepaid /accrued interest	1,613	2,965
Deposit and other current assets	36,494	35,694
Total	$2,097,466	$1,553,936

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	Period Ended	Year Ended
	December 31, 2014	March 31, 2014
Statutory/Other advances	434,363	458,578
Total	$434,363	$458,578

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivable, net of allowances, amounted to $947,695 and $566,252, as of December 31, 2014 and March 31, 2014, respectively.  The accounts receivable net of reserves for the quarter ended December 31, 2014 comes primarily from the construction activity and from electronic components trading. Presently, the accounts receivable from TBL amount to $473,061 and from IGC-INT amount to $403,613. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 5 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,413,665 for the nine months ended December 31, 2014 as compared to $930,124 for the nine months ended December 31, 2013. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor relation expenses, travel expenses and acquisition costs. The increase/decrease in selling, general and administrative expenses in the nine months ended December 31, 2014 as compared to December 31, 2013 was due to acquisition of new business and issuance of shares to employees and investor relations firms.

NOTE 6 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Period Ended	Year Ended
	December 31, 2014	March 31, 2014
Statutory payables	$3,831	$8,122
Employee related liabilities	260,698	37,389
Other liabilities /expenses payable	74,047	8,476
Total	$338,576	$53,987

Other non-current liabilities consist of the following:

	Period Ended	Year Ended
	December 31, 2014	March 31, 2014
Creditors - old	$134,739	$157,399
Special reserve	0	600,980
Acquisition related liabilities	873,571	-
Total	$1,008,310	$758,379

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

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	Period Ended	Year Ended
	December 31, 2014	March 31, 2014
Balance at the beginning of the period	$468,091	592274
Goodwill of Golden Gate Electronics Ltd	$982,782	0
Amortization		$(123,121)
Effect of foreign exchange translation	$13,703	(1,062)
Total	$1,464,576	468,091

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

IGC-INT maintains banking facilities with multiple banks in Hong Kong.  The total outstanding balance of such facilities as of December 31, 2014 was $1,542,864 disclosed under Short Term Borrowings and Loans-Others for $328,942 and $1,213,922 respectively. The average interest rate on such facilities is 5% per annum. The facilities have been utilized to meet the working capital requirements of IGC-INT. Such facilities are primarily secured by the accounts receivable and inventory of IGC-INT and additionally secured by the Guarantee given by Hong Kong Mortgage Corporation Limited under the SME Financing Guarantee Scheme and the personal guarantee of the director of IGC-INT and the CEO of IGC.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2014. On August 12, 2014, the loan was extended to April 25, 2015 on the same terms. The Company has one loan with a commercial bank for $100,000 at an interest rate of 3.13%. The loan is a revolving interest only loan guaranteed by our CEO.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the quarter ended December 31, 2014, the Company had no Related Party Transactions.

NOTE 11 – COMMITMENTS AND CONTINGENCY

No significant commitments or contingencies were made or incurred during the three months ended December 31, 2014.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		Period Ended	Year Ended
Category	Useful Life (years)	December 31, 2014	March 31, 2014
Land	N/A	$12,069	$12,069
Building (flat)	25	1,303,174	1,302,129
Plant and machinery	20	9,212,592	9,214,667
Computer equipment	3	287,344	216,917
Office equipment	5	163,854	164,373
Furniture and fixtures	5	149,004	118,892
Vehicles	5	533,955	479,952
Assets under construction	N/A	5,063,236	4,274,501
Total		$16,725,228	$15,783,500
Less: Accumulated depreciation		$(8,646,480)	$(8,196,656)
Net Assets		$8,078,748	$7,586,844

Depreciation and amortization expense for the nine months ended December 31, 2014 and 2013 was $457,768 and $444,852, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 13 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of December 31, 2014, under the 2008 Omnibus Plan, 130,045 stock options and 1,131,030 shares were granted. As of December 31, 2014, 6,449 shares of common stock remain available for future grants of options or stock awards.

NOTE 14 – COMMON STOCK

Currently, the Company has two securities listed on the NYSE MKT: (1) Common Stock, $.0001 par value (trading symbol: IGC) (“Common Stock”) and (2) redeemable warrants to purchase Common Stock (trading symbol: IGC.WT). In February 2013, the Company voluntarily delisted its units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants. Each warrant entitles the holder to purchase one-tenth of share of Common Stock at an exercise price of $50.00. The warrants were to expire on March 6, 2015, but on February 4, 2015, the Company extended the expiration date to March 6, 2017.

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.  During the quarter ended December 31, 2014, the Company issued 70,467 shares valued at $55,199 to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013, IGC entered into an At the Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At the Market (the “June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended December 31, 2014, the Company issued no shares of Common Stock under this agreement.

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

On May 15, 2014, the Company entered into a public and investor relations consulting services pursuant to which IGC issued a total of 50,000 restricted shares of common stock for a total of $43,500 as part of compensation.

Further, pursuant to IGC’s employee stock option plan, the Company has issued options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of December 31, 2014. The Company has also issued a total of 1,131,030 shares to some of its directors and employees.   As of December 31, 2014, IGC has 13,519,355 shares of Common Stock issued and outstanding.

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

The Company’s effective tax rate was 0% for the quarters ended December 31, 2014 and 2013. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for the three-month period ended December 31, 2014 as compared to a tax expense of $1,885 for the three-month period ended December 31, 2013. As of December 31, 2014 and 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The following tables provide information as required by ASC 280-10-50-38 Entity Wide Information as of December 31, 2014:

1) The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading	$5,361,884	$98.90
Rental / Lease	61,988	1.10
TOTAL	$5,423,872	$100

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries. Revenue is attributed to an individual country if the invoice made to the customer originates in that country. The basis for originating an invoice is the underlying agreement.

Geographic Location	Amount	% on total revenues
HONG KONG	$5,361,884	$98.90
INDIA	61,988	1.10
TOTAL	$5,423,872	$100

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)		Foreign Countries (India and China)	Total
Intangible Assets	$		$481,794	$481,794
Property , Plant and Equipment , Net		772,551	7,306,197	8,078,748
Investments in Affiliates		5,109,058		5,109,058
Investments Others		888,000	30,124	918,124
Deferred Tax Assets			318,159	318,159
Other Non Current Assets			434,363	434,363
Total Long Term Assets		$6,769,609	$8,570,637	$15,340,246

NOTE 17 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended December 31, 2014 and March 31, 2014 consisted of the following:

	Period Ended	Year Ended
	December 31, 2014	March 31, 2014
Investment in equity shares of an unlisted company	$30,124	$31,650
Investment Middle Town Partners & Co.	888,000	-
Total	$918,124	$31,650

NOTE 18 – OTHER INCOME

Other income for the period ended December 31, 2014 contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange gain/(loss) for the three-month and nine-month periods ended December 31, 2014 amounted to $43,418 and $121,473 respectively.

NOTE 19 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended December 31, 2014.

NOTE 20 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through December 31, 2014, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of December 31, 2014 and 2013 used for the computation of basic earnings per share (“EPS”) is 12,462,413 and 7,734,444 respectively. Due to the loss incurred during the three-month period ended December 31, 2014, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of December 31, 2014 and March 31, 2014, include certain aged receivables in the amount of $0.5 million. These aged receivables were decreased from $2.03 million to $0.5 million in 2013 because we realized the arbitration award amounting to $1.5 million from the National Highway Authority of India in December 2012.  The Company received payment of the money owed on December 31, 2012 by a deposit on our bank account in Andhra Bank, MG Road, Ernakulam, Kerala. The receivables have been due for periods in excess of one year as of December 31, 2014. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 22 – ACQUISITIONS

On December 18, 2014, we entered into a Purchase Agreement with Apogee the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown.  In consideration of the initial membership interests, we have to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain Q4 2014 financial statement matters). Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).

A smaller reporting company with significant equity investees must disclose sales, gross profit, net income (loss) from continuing operations, net income, and net income attributable to the investee. Significant equity investees constitute 20% or more of a registrant’s consolidated assets, equity or income from continuing operations attributable to the registrant. Since at the time of this filing, our investment in Midtown did not constitute 20% (comes to about 4%) of IGC’s consolidated assets, the summarized income information is not furnished.

On May 31, 2014, the Company acquired 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong, now known as IGC International. IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. The total purchase price has been allocated to IGC-INT’s net tangible assets based on their estimated fair values at the date of acquisition. The Purchase Price Allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the Acquisition Date). The Company generally does not expect the goodwill recognized to be deductible for income tax purposes. The results of operations of IGC-INT for the month of December 2014 have been included in the consolidated results as shown in the Statement of Operations included herein. The assets and liabilities of IGC-INT have been recorded in the Consolidated Balance Sheet of the Company as of December 31, 2014.

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

The following unaudited pro-forma results of the operations of the Company for the three months ended December 31, 2014 and 2013 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Nine Months ended December 31,
Particulars	2014	2013
Pro forma revenue	$6,643,119	$11,960,104
Pro forma other income	(109,945)	(290,058)
Pro forma net income attributable to IGC Stockholders	(2,691,588)	(1,538,855)
Pro forma Earnings per share
Basic	-0.22	-0.20
Diluted	-0.22	-0.20

NOTE 23 – SUBSEQUENT EVENTS

As reported on Form 8-K filed with the SEC on February 4, 2015, the Company extended the expiry date for its 11,652,648 outstanding warrants listed on the NYSE MKT with ticker symbol IGC.WT and CUSIP number (45408X118) from 5:00 p.m. New York time on March 6, 2015 until 5:00 p.m. New York time on Monday, March 6, 2017.

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

Company Overview

India Globalization Capital, Inc. (“IGC”) is positioning itself to be a dominant player in the emerging legal cannabis industry. This cannabis industry includes marijuana and hemp with each having its own legal nuances. We have a three pronged strategy that is compliant with federal and state laws that includes: i) the construction of state-of-the-art facilities that can eventually be used for growing cannabis, ii) the pending acquisition of a New York based crowd-funding backed broker-dealer, Midtown Partners LLC, that will hold conferences, write research reports and provide legal cannabis investment banking services, and iii) the introduction of pharmaceutical and nutraceutical products that use cannabinoid extracts. In India, we trade iron ore and lease construction equipment.  In Hong Kong, through a subsidiary, we trade commodities and electronic components.

Our short-term plans are to drive cash flow by (a) expanding the equipment rental business to several states in India, (b) expanding the trading business and (c) deploying indoor farming facilities.  Our medium-term plans are to acquire companies or management that can help us expand and diversify our assets to some of the areas that we have identified including legal cannabis.  Our long-term plans are to increase our commitment to our existing leasing business in India, and increase our commitment to new industries such as the legal cannabis, indoor farming, and eventually decrease our exposure to the beneficiation of iron ore in China.  Our strategy for the legal cannabis industry includes positioning the company in areas where we have a strategic advantage and can leverage our international presence.  These strategies include creating a portfolio of marijuana and hemp based patents, partnering to create and file for FDA approval of cannabinoid-based drugs for compassionate use, and creating an R&D lab in a country where we can legally grow the plants.

Subsidiaries Overview

 HK Ironman is a Hong Kong-based company incorporated on December 20, 2010 to acquire PRC Ironman.  PRC Ironman was incorporated as Linxi Hefei Economic & Trade Co., Ltd. in China on January 8, 2008.   HK Ironman owns 95% of PRC Ironman.  PRC Ironman is engaged in the processing of iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, an area well connected by roads, planes and railroad. The parties are evaluating a number of strategic options with respect to Ironman, including a licensing arrangement, a strategic alliance, dividing the plants and/or terminating the entire arrangement. As of this filing, we have made no final determination on this matter, but we are attempting to negotiate with the previous owners of ironman to sell the assets back to them in exchange for those IGC shares given as consideration for the assets. We will continue to explore ways to maximize shareholder value.

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

On December 18, 2014, IGC entered into a Purchase Agreement with Apogee the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown.  In consideration of the initial membership interests, we have to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain Q4 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).

Results of Operations

Three Months ended December 31, 2014 Compared to Three Months ended December 31, 2013

Revenue - Total revenue was $2,542,192 for the three months ended December 31, 2014 as compared to $17,529 for the three months ended December 31, 2013. The revenue reported for both quarters was primarily from trading commodities and electronics and from the India-based heavy equipment leasing business. The increase in revenue relates to an increase in the volume of goods bought and sold. The pricing for iron ore was at record lows and, therefore, the Company moved its resources away from iron ore and into trading other commodities and electronics. The Company expects revenue to continue to grow as we expand trading, vertical farming and the leasing business.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended December 31, 2014 was $2,343,062 as compared to $7,789 for the three months ended December 31, 2013.  The cost of revenue was primarily related to the purchase of raw materials, transportation, storage, local fees, handling, driver and maintenance of equipment and other logistic costs. The cost of revenue as a percentage of revenue was 92% and 44% for the December 2014 and 2013 quarterly periods, respectively. The increase in the cost of revenue is a reflection of decreasing prices of commodities and increased expenses related to ramping up the businesses.

Selling, General and Administrative - These consist primarily of employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write offs relating to doubtful and bad debts and advances. SG&A expenses were $544,551 for the three months ended December 31, 2014 as compared to $156,048 for the three months ended December 31, 2013. The remaining increases reflect our new measures for reaching profitability.

Depreciation – The depreciation expense was approximately $153,725 in the three months ended December 31, 2014 as compared to $147,708 in the three months ended December 31, 2013.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended December 31, 2014 were approximately $61,957 as compared to approximately $52,502 for the three months ended December 31, 2013. In this quarter, $55,200 was a non-cash interest expense as the interest payment is made through the issuance of a fixed monthly number of shares.

Other income/(loss) – Other income for the three-month period ended December 31, 2014 contains certain foreign exchange losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month period ended December 31, 2014 and December 31, 2013 amount to $43,418 and $33,078, respectively.

Consolidated Net Income/(loss) – In the three months ended December 31, 2014, the Company reported a GAAP net loss of $590,114 and a GAAP loss per share of $0.05 compared to a GAAP net loss of $310,476 and a GAAP loss  per share of $0.04 for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

Revenue - Total revenue was approximately $5,423,872 for the nine months ended December 31, 2014, as compared to $2,275,018 for the nine months ended December 31, 2013. The increase in revenue relates to an increase in the volume of goods bought and sold. The pricing for iron ore was at record lows and, therefore, the Company moved its resources away from iron ore and into trading other commodities and electronics. The Company expects revenue to continue to grow as we expand trading, vertical farming and the leasing business.

Cost of Revenue (excluding depreciation) – Cost of revenue for the nine months ended December 31, 2014 was approximately $4,966,863 as compared to approximately $1,887,521 for the nine months ended December 31, 2013. The increase in the cost of revenue is a reflection of decreasing prices of commodities and increased expenses related to ramping up the businesses.

Selling, General and Administrative - Selling, general and administrative expenses were about $2,413,665 for the nine months ended December 31, 2014 as compared to approximately $930,124 for the nine months ended December 31, 2013.

Depreciation – The depreciation expense was approximately $457,768 in the nine months ended December 31, 2014 as compared to about $444,852 in the nine months ended December 31, 2013.

Interest and other financial expenses – The interest expense and other financial expenses for the nine months ended December 31, 2014 were about $202,876 as compared to approximately $233,466 for the nine months ended December 31, 2013.

Other income/(loss) – The total foreign exchange loss for the nine-month period ended December 31, 2014 and December 31, 2013 is $121,473 and $322,682, respectively.

Consolidated Net Income/ (loss) – Consolidated net loss for the nine months ended December 31, 2014 was approximately $2,695,520 compared to a consolidated net loss of about $1,559,150 for the nine months ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the nine-month periods ended December 31, 2014 and 2013.

During the nine months ended December 31, 2014, cash used in operating activities was $2,127,597 as compared to $866,889 during the nine months ended December 31, 2013.

During the nine months ended December 31, 2014, net cash used for investing activities in continuing operations was $716,857 as compared to $0 used during the same period in 2013.

During the nine months ended December 31, 2014, net cash provided by financing activities was $2,822,032 as compared to $496,228 provided during the same period in 2013.

For the quarter ended December 31, 2014, our non-GAAP cash burn was approximately $262,771 after adjusting for $153,725 of depreciation, $43,418 of non-cash foreign exchange loss, $55,200 of non-cash interest payment, and $75,000 of one time mediation settlement.

 At the end of December 31, 2014, our cash and cash equivalents along with restricted cash was $1,118,015. We currently have sufficient cash to continue business operations with limited expansion.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2014, which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

There are no new additions to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 and any subsequent filings.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 12, 2015	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 12, 2015	By:	/s/ John Clarke
John Clarke
Interim Treasurer (Principal Financial and Accounting Officer)