Form 10-K
period 2015-03-31
India Globalization Capital, Inc.
filed 2015-07-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 1-32830

INDIA GLOBALIZATION CAPITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-2760393 (I.R.S. Employer Identification No.)

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
☐   Yes   ☑   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $6,504,785 based on the last reported sale price of the registrant's common stock (its only outstanding equity security) of $1.05 per share on that date.  All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of June 25, 2015, there were 14,860,289 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDIA GLOBALIZATION CAPITAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2015

PART I

Item 1.                   Business

Overview and Corporate Structure

India Globalization Capital, Inc. (“IGC”) is in the process of positioning itself in two of the world’s fastest growing industries -- phytocannabinoid-based biopharmaceuticals and the Internet of Things (“IoT”). We supply electronic and health monitoring components to original equipment manufacturers (OEMs), and develop phytocannabinoid-based therapies for the treatment of a wide range of conditions that are life altering or life threatening. In addition, we build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids. We draw unique technological and cost synergies from our electronics and facilities construction business, and our international presence gives us a cost advantage in developing products using phytocannabinoids. As part of our legacy business, in India, we engage in leasing equipment to the construction and other industries.

The Internet of Things is the network of physical objects or "things" embedded with electronics, software, sensors and connectivity to enable objects to exchange data with the manufacturer, operator and/or other connected devices.  Phytocannabinoids are chemical compounds, found in cannabis, that exert a range of effects on the human body including, impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning.

Our short-term plans are to develop, test and patent phytocannabinoid based pharmaceutical therapies, drive our electronics business through partnerships, and build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids. Our medium-term plans are to acquire companies or management that can help us advance our bio-pharmaceutical and our technology businesses. Our long-term plan is to establish IGC as a leading provider of phytocannabinoid based pharmaceutical and nutraceutical products.

We are a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2006, we completed an initial public offering of our common stock.  In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius.  In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL.  The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M.  TBL shares are held by IGC-M.  TBL is focused on the heavy equipment leasing business.  In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties, IGC received approximately five acres of land in Nagpur, India, valued at approximately $5 million, in exchange for the 22% minority interest IGC had in Sricon.

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

In December 2011, we acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., known as Linxi H&F Economic and Trade Co., a People’s Republic of China-based company (“PRC Ironman”), by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”).  Together, PRC Ironman and HK Ironman are referred to as “Ironman.”  On February 2, 2015, IGC filed a lawsuit for the cancellation of shares that were issued to the shareholders of HK Ironman.  The lawsuit is in the preliminary stages and is expected to settle by fiscal year 2017.

In January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong.  IGC-HK is a wholly-owned subsidiary of IGC-M. In September 2014, we changed the subsidiary’s name to IGC Cleantech (“IGC-CT”).

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

On June 27, 2014, we entered into an agreement with TerraSphere Systems LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  We are required to make an investment in cash in the venture within 60 days after the date of the agreement.  Additionally, in consideration for our issuance of 50,000 shares of common stock, we received a seven-year option to purchase TerraSphere Systems for cash or additional shares of our common stock. IGC is in the process of negotiating a return of the advance.

On December 18, 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown Partners”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown Partners.  In consideration of the initial membership interests, we are required to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain fourth quarter 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown Partners in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).  As of June 30, 2015, Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 payable by Apogee to IGC.  The parties are in the process of negotiating a settlement.

The following chart sets forth as of July 14, 2015, certain information regarding the corporate structure of our company and our direct and indirect consolidated operating subsidiaries.

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our wholly-owned subsidiaries HK Ironman and IGC-M, as well as our direct and indirect subsidiaries PRC Ironman, TBL, IGC-IMT, IGC-MPL, IGC-LPL, IGC-INT and IGC-CT.

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814, and our telephone number is (301) 983-0998.  We maintain a website at http:// www.igcinc.us. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.

Industry Overview and Target Markets

We are developing a product portfolio of phytocannabinoid-based therapies for the treatment of a wide range of therapeutic indications including treatment of neuropathic and cancer pain, epilepsy, end of life supportive care and debilitating pain management, and adjunctive supportive therapies of chronic neurological and oncological diagnoses, all of which are life altering or life threatening.  Our target market for some of these therapies is very large. In 2012, the Journal of Pain reported that the annual estimated national cost of treating pain ranges from $560 billion to $635 billion, which is more than the cost of the nation’s priority health conditions. We are also developing veterinarian therapies including the treatment of epilepsy in dogs and cats, which represent a significantly smaller but important market.

We are also designing indoor vertical farming facilities that allow us to position ourselves to grow legal cannabis if and when permitted by federal laws.  According to a January 2013 market research report by ArcView, the legal cannabis market was about $1.43 billion and is expected to grow 64% in 2014 to about $2.34 billion.  The market is expected to grow to about $10.2 billion over the next five years. Our internal estimate, based on data from Colorado, is that the market for cannabis consumption, if all states and the federal government were to legalize recreational use of cannabis, would be about $40 billion. We expect the market for peripheral products including phytocannabinoid-based nutraceuticals and pharmaceuticals to be larger.  There can be no assurance when or if U.S. laws will change to legalize recreational use of cannabis.

According to new research from International Data Corporation (IDC), published in a press release on June 2, 2015, the worldwide Internet of Things market will grow from $655.8 billion in 2014 to $1.7 trillion in 2020. Devices, connectivity and IT services will make up the majority of the IoT market in 2020. Together, they are estimated to account for over two-thirds of the worldwide IoT market in 2020, with devices (modules/sensors) alone representing 31.8% of the total. By 2020, IDC expects that IoT purpose-built platforms, application software and "as a service" offerings will capture a larger percentage of revenue. We target smaller original equipment manufacturers (“OEMs”) that require electronic components for manufacturing devices like routers, lights, cameras, watches and other health care devices. Our platform allows us to connect supply chains in Japan, China and other countries with OEMs.  Our current share of the electronic trading market is less than 1% based on revenue.

Core Business Competencies

Our business strategy is (i) to develop a product portfolio of phytocannabinoid-based therapies for end of care and compassionate use and develop infrastructure for growing cannabis and extracting phytocannabinoids; and (ii) to supply electronic parts for the Internet of Things. Our core competencies in these areas are the following:

•	A network of doctors, PhDs and intellectual property legal experts that have sophisticated understanding of drug discovery, development, FDA filings, intellectual protection and product formulation.

•	Knowledge of growing cannabis strains including hemp for phytocannabinoid extraction.

•	Knowledge of the legal status of cannabis in various states and various countries.

•
A sophisticated and integrated approach to bidding, modeling, costing, management and monitoring of trading of electronic components, including an e-commerce platform that connects vendors with product manufacturers.

•	Knowledge, history and ability to work in the electronics sector in China, Hong Kong and Japan including specific knowledge of sourcing components.

•	Strong relationships with several important component manufactures.

Products and Services by Business Area in Fiscal 2015

Trading of electronic components

Our electronic trading activity currently centers on the sale of components manufactured in China and Japan to customers that make products mostly for the Internet of Things and health care. We operate an electronic e-commerce platform that connects supply chains with OEMs in China, Hong Kong, Europe, Japan and a few other countries. Global prices for electronic components have traditionally decreased over time as manufacturing moves to higher automation and lower cost areas.  Our current share of the overall market is less than 1% based on revenue.

The table below gives a brief overview of our trading operations in Hong Kong:

Electronic components purchased and sold	Average total cost of components purchased	Average total price of components sold
CMOS, Medical instruments, Power supplies, Integrated circuits, LED lighting	$7,035,335	$7,609,301

The following are the relevant features of the trading activities carried out by our subsidiary in Hong Kong:

The company carries out its trading activity based on purchase orders placed by product manufacturers in China, Japan, and Hong Kong.  We, in turn, place orders with our listed vendors, located in several countries.  There are no long-term contracts both for the purchases and sales made by the subsidiary. During fiscal 2015, our subsidiary did not carry out any value addition to the components sold and the purchases were made based on spot pricing of components.  The Company does carry an inventory of components that it believes to be in high demand. There is no hedging of currency.

With respect to the transportation and storage of goods, our subsidiary contracts with local transportation agents for the transportation of goods and manages rental space for storage of components. We have long-term contracts for the warehouses.

In the table included under Note 14 of our consolidated financial statements, we had total property, plant and equipment of $7,784,541 as of March 31, 2015.  Of this amount, the value of the three iron ore beneficiation plants in China, including the one under construction (under capital work-in progress), was $6,989,871.  We have initiated legal proceedings against the original owners of the mines and beneficiation plants and expect a resolution in fiscal year 2016.

Rental of heavy equipment

According to Deloitte and KOTRA, the total market size of the construction industry in India is estimated at $126 billion.  However, various plans by the Indian government to build and modernize Indian infrastructure have yet to materialize.  As such, we are less focused on the rental of heavy equipment in India. Through our subsidiary, TBL, we are engaged in renting heavy construction equipment.  Our subsidiary has experience in the construction industry having in the past, constructed highways, rural roads, tunnels, dams, airport runways and housing complexes, mostly in southern states.  Our current share of the overall market in India is less than 1% based on revenue.

Revenue Contribution by Business Area

The following table sets out the revenue contribution from our operating subsidiaries:

Operating Subsidiaries	Business Area	Fiscal Year Ended March 31, 2015
TBL	Rental heavy equipment	$70,956
IGC-INT	Electronic component	7,609,301
Total IGC		$7,680,257

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

Golden Gate, headquartered in Hong Kong, operates an e-commerce platform that connects supply chains with OEMs.  Golden Gate operates several bank lines of credit facilities and uses an electronic trading e-commerce platform to position itself as the supply chain partner for equipment manufacturers, traders and service providers. It is an international broker that strives to solve urgent sourcing needs. Golden Gate was profitable in the fiscal year ended March 31, 2014, with unaudited revenue of approximately $10,000,000.

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

Partnership with TerraSphere Systems

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, IGC will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  IGC is required to make an investment in cash in the venture within 60 days after the date of agreement and, in consideration for IGC’s issuance of 50,000 shares of its common stock, IGC received a seven-year option to purchase the venture for cash or additional shares of its common stock. IGC is in the process of negotiating a return of the advance.

Midtown Partners & Co., LLC Purchase Agreement

On December 18, 2014, IGC entered into a Purchase Agreement with Apogee, the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown.  In consideration of the initial membership interests, we are required to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain Q4 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing). As of June 30, 2015, Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000.  The parties are in the process of negotiating a settlement.

Our Customers

In fiscal year 2015, our customers were product developers and product manufacturers that make routers, cameras, and health care products. In India, our present and past customers include the National Highway Authority of India, several state highway authorities, the Indian railways, and private construction companies.

Growth and Expansion Strategy

Our current focus is in two areas:

•	We plan to continue investments in the development of a portfolio of phytocannabinoid-based therapies and the deployment of infrastructure; and

•
we expect to expand the trading business by using the bank lines that are available under IGC International.  We also plan to expand the geographic areas covered by IGC International to India and possibly the United States.

Competition and Competitive Advantage

The development of phytocannabinoid-based therapies is currently not very competitive. We compete with larger pharmaceutical companies, of which we know of two, and small companies, of which we know of three, eager to make an impact in the field.  Our competitive advantage is based on experience and deep knowledge of medicine, biochemistry, intellectual property protection, FDA trails, extraction techniques, knowledge of cannabis strains and strategy. In the electronic trading business we compete on price, low overheads and low marketing expenses.

Sales and Marketing

For our electronic business, our sales force located in Hong Kong and China consists of individuals that have expertise and contacts in the electronic product development sector.  The sales individual follows the list of bidders for the supply of electronic components and partners with component manufacturers to bid on the order.  Much of this is automated by our e-commerce platform that connects manufacturers to product developers. Once a contract is awarded, we then ensure smooth and high quality logistics and supply to meet deadlines.  Frequently, our sales force will call on suppliers and customers and negotiate an acceptable price point for the components.

Technology Platform and Intellectual Property

We have intellectual property attorneys that file patents or provisional patent applications for a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology and development.  We have applied for preliminary patents on phytocannabinoid-based therapies in the areas of pain management and medical refractory epilepsy. Our subsidiary, IGC International, has a proprietary electronic trading platform that matches buyers, products and sellers.

Employees and Consultants

As of July 14, 2015, we employed a work force of approximately 55 employees and contract workers in the United States, India, China and Hong Kong. We have a total of 21 full-time employees, with the rest being part-time or seasonal.

Governmental Regulations

In the United States, cannabis and certain compounds derived from the cannabis plant are considered to be a controlled substance.  The production, processing and sale of cannabis is considered illegal under federal laws.  However, these business activities are considered legal in some states. Our policy is to remain compliant with both federal and state laws.

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

We may be unable to continue to scale our operations, make acquisitions or continue as a going concern if we do not successfully raise additional capital.

If we are unable to successfully raise the capital we need we may need to reduce the scope of our businesses to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.  We have incurred losses from operations in our prior two fiscal years and have a lack of liquidity for expansion.  While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurance that we will be successful in these efforts or will be able to raise enough capital for planned expansion.

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

We have entered into an agreement to acquire Midtown Partners but may be unable to complete the full transaction if we do not receive FINRA approval.

As of June 30, 2015, we had not received FINRA approval for the acquisition of Midtown Partners & Co., LLC.  The board is considering all options.  Although we have entered into a purchase agreement with respect to the Midtown Partners acquisition, such acquisition is being accomplished in two steps, with the final closing being subject to the approval of FINRA, the agency that governs registered broker-dealers and changes in control of them.  There can be no assurance that the Midtown Partners acquisition will be completed so that we will own all of the stock of that company.  In the event that the Midtown Partners acquisition is entirely completed, there can be no assurance that it will prove to be beneficial to us.  The acquisition is likely to require amortization of intangible assets, with a corresponding adverse effect upon our operating results, and subject us to the risks normally associated with being a registered broker-dealer such as highly detailed regulation and oversight.  In the event we are unable to complete the second step of the acquisition, we will be limited to owning only 24.9% of that company and, therefore, the acquisition will subject us to risks associated with being a minority stockholder with limited control.  As a result, this transaction may have a material adverse effect on our business, financial condition and results of operations.  In addition to the specific risks associated with the Midtown Partners acquisition, such acquisition will be subject to general acquisition-related risks discussed more generally in these “Risk Factors.”

Our proposed business expansion is dependent on laws pertaining to various industries including the legal marijuana industry.

We expect to acquire companies and hire management in the niche areas that we have identified.  These include, among others, electronics and bio-pharmaceuticals with a focus on capitalizing on specific niches within these areas such as phytocannabinoid-based therapies.  Entry into any of these areas requires special knowledge of the industry and products.  In the event that we are perceived to be entering the legal cannabis sector, even indirectly or remotely, we could be subject to increased scrutiny by regulators because, among other things, marijuana is a schedule-I controlled substance and is illegal under federal law.  Our failure to adequately manage the risk associated with these businesses and adequately manage the requirements of the regulators can adversely affect our business, our status as a reporting company and our listing on the NYSE MKT.  Further, any adverse pronouncements from regulators about businesses related to the legal cannabis sector could adversely affect our stock price if we are perceived to be in a company in that sector.

An important part of our indoor farming business is dependent on laws pertaining to the cannabis industry.

Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis. While there may be ample public support for legislative authorization, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis in the United States or in other jurisdictions, which would negatively impact our proposed business.

Additionally, many U.S. state laws are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. While we do not intend to harvest, distribute or sell cannabis in the United States, it is unclear whether regulatory authorities in the United States would object to the registration or public offering of securities in the United States by our company, to the status of our company as a reporting company, or even to investors investing in our company if we engage in legal cannabis production and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets.

The legal cannabis industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the legal cannabis industry. We believe that the pharmaceutical industry may seek to block competitive products. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies. Further, the medical marijuana industry could face a material threat from the pharmaceutical industry should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting or impeding the legal cannabis industry could have a detrimental impact on our proposed business.

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

Currency fluctuations may reduce our profitability.

Electronics are mostly traded in U.S. dollars.  However, the supply side, including logistics in China is settled in RMB. Therefore, two and sometimes three currencies are involved in a typical trade.  Fluctuations of one currency relative to the others may adversely affect our profit margins.

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

 Our quarterly revenue, operating results and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

•	Fluctuations in revenue due to seasonality of the electronics market place, which results in uneven revenue and operating results over the year;

•	Additions and departures of key personnel; and

•	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

Restructuring of our holdings in China may result in a charge

We are in the process of evaluating and restructuring our holdings in Inner Mongolia, China. While we have not made a decision, if we restructure our Chinese holdings this may result in a charge in our statement of operations in future periods.

Risks Related to Ownership of Our Common Stock

Future sales of common stock by us could cause our stock price to decline and dilute your ownership in our company.

There are currently 11,652,648 outstanding public warrants to purchase 1,165,265 shares of our common stock and stock options to purchase 130,045 shares of our common stock.  We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur.  If we raise funds by issuing additional securities in the future or the outstanding warrants or stock options to purchase our common stock are exercised, the newly-issued shares will also dilute your percentage ownership in our company.

The market price for our common stock may be volatile.

The trading volume in our common stock may fluctuate and cause significant price variations to occur.  Fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results.  Our stock price may fluctuate as a result of a number of events and factors such as those described elsewhere in this “Risk Factors” section, events described in this report, and other factors that are beyond our control.  In addition, the stock market, in general, has historically experienced significant price and volume fluctuations.  Our common stock has also been volatile, with our 52-week price range being at a low of $0.36 and a high of $ 1.62 per share.  These fluctuations are often unrelated to the operating performance of particular companies.  These broad market fluctuations may cause declines in the market price of our common stock.

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

Maryland anti-takeover provisions and certain anti-takeover effects of our charter and bylaws may be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change of control of our company at a premium price that would be beneficial to our stockholders.  For more detailed information about these provisions, please see “Anti-takeover Law, Limitations of Liability and Indemnification” as following.

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

Risk Related to Our Securities

Our accounting personnel is inexperienced in maintaining books and records and preparing financial statements in accordance with U.S. GAAP and SEC rules and regulations and may make unintentional errors.

Our accounting personnel are located in Hong Kong, India, China and the United States, primarily near our businesses.  The staff in Hong Kong is new, as they were part of an acquisition made in 2014.   While training is ongoing, we cannot guarantee that they will not make a mistake. We have addressed this by hiring consultants with sufficient background in SEC reporting and filing requirements; formalizing accounting and reporting controls and procedures at all our operating units; and providing on-going training to our accounting staff.  In addition we have engaged a legal firm with extensive SEC reporting expertise and an individual with extensive SEC and GAAP reporting experience to review our disclosure controls and procedures and internal controls over financial reporting.  However, despite these efforts, a mistake in our ability to prepare financial statements and maintain our books and records in accordance with U.S. GAAP, and SEC rules and regulations, could constitute a material weakness in our internal controls over financial reporting unless rectified. For more information, please see Item 9A, “Controls and Procedures.”

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

We have not previously had a chief financial officer with significant U.S. GAAP or SEC reporting experience. Our strategy to supplement the gap in reporting knowledge or experience is to use the advisory services of experts, some of whom we have already hired and in the process of supplementing. Although we are actively seeking individuals with sufficient knowledge of U.S. GAAP and Accounting Standards Codification and SEC rules and regulations, qualified individuals with necessary language and geographic experience are proving to be difficult to find. Therefore, we may experience “weakness” and potential issues in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a weakness relating to our company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. GAAP, particularly with our reporting in China.  Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of new acquisitions, changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This may result in significant deficiencies or material weaknesses in our internal controls, which could affect the reliability of our financial statements and prevent us from complying with SEC rules and regulations.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock.  To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for and price of our stock may be impaired.

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This report and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements.  In this report and the documents incorporated by reference, we discuss plans, expectations and objectives regarding our business, financial condition and results of operations.  Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws.  We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections.  Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements speak only as of the date when they are made.  Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.  We intend that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

•	competition in exploiting phytocannabinoids for pharmaceutical and nutraceutical applications;
•	federal and state legislation for regulating phytocannabinoids;
•	public and regulatory reaction to the use of phytocannabinoids;
•	growth rate and competition in the electronic components sector;
•	our ability to obtain and protect patents for the use of phytocannabinoids;
•	our ability to win licenses, contracts and execute on them;
•	current and future economic and political conditions;
•	overall industry and market performance;
•	the impact of accounting pronouncements;
•	management’s goals and plans for future operations; and
•	other assumptions described in this prospectus supplement underlying or relating to any forward-looking statements.

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

Item 1B.                Unresolved Staff Comments

None.

Item 2.                   Properties

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814.  TBL’s headquarters are located in Kochi, India and PRC Ironman’s headquarters are located in Linxi, Inner Mongolia, PRC. IGC International is located in Hong Kong.  In addition, we have offices or representatives in Mauritius, Hong Kong, and Nagpur and Chennai, India.

We pay IGN, LLC, an affiliate of Ram Mukunda, our President and Chief Executive Officer, $4,000 per month for office space and certain general and administrative services in the United States.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by our Board of Directors at any time without notice.

During the fiscal year ended March 31, 2015, total rent expense was $48,000.  We expect that this expense will remain at approximately this level during the fiscal year ending March 31, 2016.

We are not involved in investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, as all of our land rights are used for beneficiation purposes.

In fiscal 2015, our company operated through its subsidiaries in India and Hong Kong.

With respect to the operations in India, in fiscal 2015, we were not involved in mining or quarrying activities. We were involved in renting heavy machinery. Our subsidiary IGC-MPL owns an office space of about 1,500 sq. feet.  The office space was acquired in 2010 is located in Nagpur, India, and has a gross value of $62,044.  Our subsidiary TBL has an apartment located in Cochin, India with a gross value of $8,333.

Our subsidiary PRC Ironman owns three beneficiation plants in Linxi, Inner Mongolia. The beneficiation plants consists of buildings with a gross value of $1,041,206, plant and equipment with gross value of $5,185,324 and construction in progress with a gross value of  $4,182,914 along with other assets such as office equipment, furniture, fixtures, computer equipment and vehicles. These plants have the capacity to beneficiate low grade iron ore.  The production capacity depends on the quality of raw materials used.  For example, using low grade iron ore with 3% FE content, the plants are designed to produce between 6,000 and 10,000 tons of high grade iron ore a month.  These plants were not operational in fiscal 2015.

The table below summarizes the nature of activity, type of license required and held and encumbrances in obtaining permit for each location where the company operates through its subsidiaries:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
India	Rental of heavy equipment	General business license required	All appropriate business registrations with tax authorities in various states in India	Not applicable
China	1. Beneficiation plant 2. Trading in iron ore	Permit to beneficiate	Business license to beneficiate iron ore and trade iron ore	There were no encumbrances in maintaining the business license in fiscals 2015 and 2014
Hong Kong	Trading of electronic components	General business license	General business license	There were no encumbrances in maintaining the business license in fiscal 2015

Item 3.                   Legal Proceedings

There are no material pending or threatened legal proceedings against IGC.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed our initial public offering on March 8, 2006.  In the initial public offering, we offered units for purchase.  A unit is comprised of one share of our common stock and two warrants to purchase one share of common stock with the exercise of each warrant.  On April 13, 2006, there was a voluntary separation of the units into shares of common stock and warrants to purchase common stock, which permitted separate trading of the common stock and warrants.  On February 5, 2013, we voluntarily delisted our units from the NYSE MKT. The common stock and warrants trade on the NYSE MKT under the symbols “IGC” and “IGC.WT,” respectively. On February 4, 2015, the Company extended the expiry date for its 11,652,648 outstanding warrants listed on the NYSE MKT with ticker symbol IGC.WT and CUSIP number 45408X118 from March 6, 2015 until March 6, 2017.

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

	Common Stock		Warrants
Quarter Ended	High	Low	High		Low
June 30, 2013	$2.70	$1.48	$	N/A	$	N/A
September 30, 2013	1.68	0.95		N/A		N/A
December 31, 2013	1.08	0.80		0.01		0.01
March 31, 2014	1.03	0.74		0.02		0.01
June 30, 2014	2.00	0.65		0.03		0.01
September 30, 2014	1.48	0.70		0.03		0.01
December 31, 2014	0.83	0.60		0.01		0.01
March 31, 2015	0.70	0.41		0.02		0.01
June 30, 2015	0.69	0.21		0.01		0.01
July 8, 2015	0.39	0.30		0.01		0.01
July 9, 2015	0.37	0.33		0.01		0.01

On July 9, 2015, the last reported sale price of our common stock, as reported on the NYSE MKT, was $0.37 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2015, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (2)	130,045(3)	$5.60	823,245
_______________

(1)	Consists of our 2008 Omnibus Incentive Plan, as amended. See Note 16, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)	Includes grants during fiscal years ended March 31, 2010, 2012, 2013, 2014 and 2015. There were no grants during the fiscal year ended March 31, 2009, 2011.

(3)
The number of options outstanding is 1,300,450 with an average exercise price of $0.56. Each option exercised at an average price of $0.56 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.56 for an aggregate price of $5.60 entitle the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 130,045 shares.

Holders

As of June 29, 2015, we had approximately 4,091 holders of record of our common stock, and approximately 1,253 holders of record of our warrants.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock and warrants.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fiscal year ended March 31, 2015 which were not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2015, we made no purchases of our own equity securities.

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

Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2015 and 2014 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by IGC of its common stock to (1) HK Ironman stockholders in exchange for HK Ironman stock; to (2) Golden Gate Electronics Ltd (“GG”) in exchange for GG stock; and to (3) Apogee Financial in exchange for Midtown Partners stock, as contemplated by the respective stock purchase agreements between the Company and HK Ironman, PRC Ironman and their stockholders; between the Company and Golden Gate Electronics Ltd and its stockholders; and between the Company and Apogee Financial and their stockholders, generally will not be taxable transactions to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss because of the approval of the shares for U.S. federal income tax purposes.

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

Regarding our collection policy on electronics trading receivables, there are three types of trades: (1) payment guaranteed through letters of credit, (2) deposit or spot payment on delivery or (3) delivery on credit. With the first type of trade: our policy for collection is to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit are that 100% of the payment is made when the material is shipped.  With the second type of trade, customers pay on delivery.  On the third type of trade, our policy is to allow the customer to have a payment credit term of 90 days.

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

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, IGC International, which is one of the legal entities, is also considered a separate reporting unit and therefore the Company believes that the assessment of goodwill impairment at the subsidiary level, which is also a reporting unit, is appropriate.

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

Impairment of investment

The impairment analysis test is done based on a similar recoverable approach as used in the impairment test for goodwill described above.  The fair value of land is determined based on an independent appraisal of the land held by Sricon.  The estimated amount of liability is based on the information available with us with respect of bank debt and other borrowings. In 1995, IGC's subsidiary TBL made an investment of $50,000 (INR 3,000,000) in Bhagheeratha Developers Limited. Based on the latest review of the balance sheet of this entity, we impaired this investment by $18,244 in fiscal year 2015.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will reduce the number of consolidation models. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2015-02 will have on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under previous U.S. GAAP. ASU 2014-08 requires that a disposal of components of an entity (or groups of components) be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the reporting entity’s operations and financial results. ASU 2014-08 is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.

Results of Operations

Fiscal Year ended March 31, 2015 compared to Fiscal Year ended March 31, 2014

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2015 and 2014:

	Year ended March 31, 2015	Year ended March 31, 2014	Change	Percent Change
Revenue	$7,680,257	$2,273,155	$5,407,102	237.87%
Cost of revenues	(7,100,568)	(1,891,559)	(5,209,009)	275.38
Selling, General and Administrative expenses	(4,140,434)	(2,178,740)	(1,961,694)	90.04
Depreciation	(781,546)	(712,314)	(69,232)	9.72
Impairment loss – goodwill	0
Impairment loss – Investment Others		(18,244)	18,244	100.00
Operating income (loss)	$(4,342,291)	$(2,527,702)	$(1,814,589)	71.79%
Interest and other financial expenses	(286,332)	(291,520)	5,188	(1.78)
Interest Income	6,799	12,712	(5,913)	(46.52)
Other Income (loss)	(56,367)	(236,071)	179,704	(76.12)
Income before income taxes and minority interest attributable to non-controlling interest	$(4,678,191)	$(3,042,581)	$(1,635,610)	53.76
Tax benefit/(expense)	(5,157)	0	(5,157)	(100.00)
Income/Loss after income taxes	$(4,683,348)	$(3,042,581)	$(1,640,767)	53.93%

Revenue– Total revenue was about $7.68 million for the year ended March 31, 2015, as compared to about $2.27 million for the year ended March 31, 2014, an increase of 238%.  In fiscal year 2014, our main revenue driver was iron ore trading.  In fiscal year 2015, we diversified away from iron ore to electronic components through the acquisition of Golden Gate in Hong Kong. The increase in revenue is based on the volume and product diversity of electronic components.

Cost of Revenue– Cost of electronic components consists of primarily of the cost of purchasing components from the manufactures.  Cost of iron ore trading revenue consists primarily of the cost of iron ore, transportation and storage costs, local fees, handling and other logistic costs. The cost of revenue increased proportionately in 2015 as a result of an increase in revenue. Cost of revenue was about $7.10 million in 2015 as compared to about $1.89 million in 2014. The cost of revenue as a percentage of the revenue was approximately 92% during fiscal 2015 as compared to 83% during fiscal 2014.  The increase in the cost of revenue in 2015 over 2014 is based on higher cost of purchasing components from component manufacturers.  Our plan to reduce the cost of revenue is to get distributorships and favored purchasing status from component manufacturers.

Selling, General and Administrative expenses – These consist primarily of employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write offs relating to doubtful and bad debts and advances.
Selling, general and administrative expenses were about $4.14 million for fiscal 2015 as compared to about $2.18 million for fiscal 2014, an increase of 88%.  The overall increase in SG&A is primarily from the (i) non-cash charges associated with ESOP and other share issuances based on a special grant, that was approved by the shareholders; (ii) one time charges associated with a write down of a bad debt in India from the iron ore trading business; (iii) one time expenses associated with the settlement of two law suits; (iv) one time expenses associated with the acquisitions of Golden Gate and Midtown Partners; and (v) non-cash R&D expenses for the development of phytocannabinoid therapies,  all in the aggregate amount of about $2.4 million. Adjusted for these events, the SG&A is in line with our projections and with fiscal year 2014.

Depreciation and amortization– The depreciation and amortization expense was about $0.78 million in 2015 as compared to about $0.71 million in fiscal year 2014.

Operating income (loss)–Loss from operations was about $4.34 million in fiscal year 2015, as compared to about $2.53 million in fiscal year 2014.The larger operating loss year over year is attributed to the (i) non-cash charges associated with ESOP and other share issuances based on a special grant, that was approved by the shareholders; (ii) one time charges associated with a write down of a bad debt in India from the iron ore trading business; (iii) one time expenses associated with the settlement of two law suits; (iv) one time expenses associated with the acquisitions of Golden Gate and Midtown Partners; and (v) non-cash R&D expenses for the development of phytocannabinoid therapies,  all in the aggregate amount of about $2.4 million. We expect margins and operating income to increase as we ramp up activities in our two major initiatives.

Interest and other financial expense – The interest expense for the year ended March 31, 2015 was about $0.29 million as compared to about $0.29 million for the year ended March 31, 2014.  The payment of interest by the Company is made through the issuance of a fixed amount of stock.  Therefore, the interest expense is non-cash.

Interest income – The interest income for the year ended March 31, 2015 was about $6.79 thousand as compared to about $12.71 thousand for fiscal year 2014.

Other income – In fiscal year 2015, we reported a loss of about $0.06 million in other income, and a loss of about $0.24 million in other income in fiscal year2014. Our operational currencies are the Indian rupee (INR), the Chinese yuan (RMB) and the Hong Kong dollar (HKD). In fiscal 2015 and fiscal 2014 the Indian rupee weakened, the Chinese currency strengthened and the Hong Kong dollar remained unchanged as it is pegged to the U.S. dollar.  The relative fluctuations all resulted in foreign exchange losses in both fiscal years.

Deferred Income tax credit – We had an income tax credit of about $0.32 million for the year ended March 31, 2015 as compared to the credit of about $0.32 million for the year ended March 31, 2014.  The income tax credit in fiscal 2015 is not shown on the statements but remains with the Company for a potential offset against future earnings.

Net loss – The Company had a loss of about $4.61 million for fiscal year 2015 as compared to a loss of about $3.02 million for fiscal year 2014.

Balance sheet explanations

Accounts receivable – Our accounts receivable for fiscal 2015 was about $0.99 million and for fiscal 2014 was about $0.57 million.  The accounts receivable in fiscal 2015 increased as our revenue increased.  The primary component of the accounts receivable in fiscal 2015 are receivables from electronic customers and from a construction claim in the amount of $0.465 million that has been awarded to our subsidiary in India.  We expect to collect this amount in the next 12 months.

Inventory – In fiscal year 2015, our inventory was about $0.71 million and in fiscal year 2014 was about $0.61 million.  In fiscal year 2014 our inventory consisted of iron ore reserves.  In fiscal year 2015 our inventory consists of electronic components. The electronic component inventory is built up for components that are in demand so that customers can be supplied immediately.

Property and equipment, net - In fiscal year 2015, we invested about $1.1 million in vertical farming facilities including an advance for the purchase of land in the United States.  We expect to continue to make investments in facilities for state-of-the-art facilities.  As of March 31, 2015, our PP&E net of depreciation was about $7.78 million and, at March 31, 2014, was about $7.59 million.

Investment others – In fiscal year 2015, our investment was about $0.031 million and at March 31, 2014 it was about $0.032 million.

Investment in affiliates – In fiscal year 2015, our investment in affiliates was about $6.00 million and at March 31, 2014 it was about $5.11 million.   The increase investment was from our investment in Midtown Partners, LLC a New York based broker dealer.

Intangible assets and goodwill – The value of intangible assets as of March 31, 2015 amounted to about $1.29 million as compared to about $0.47 million as of March 31, 2014.  The increase was from goodwill associated with the acquisition of Golden Gate the electronic trading company.

Liabilities – The total liability as of March 31, 2015 was about $5.58 million as compared to $3.59 million as of March 31, 2014, an increase of about $2.0 million. The majority of the increase comes from our use of short and long term borrowing from banking facilities for the trading of electronic components. We deployed cash from our reserves and from banking facilities to trading electronic components.

Working Capital – Our working capital as of March 31, 2015, is about $2.03 million.

Non-controlling interest – The non-controlling interest is attributed to our 95% ownership of H&F Ironman Ltd. and 51% of IGC International.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2015 and 2014.  At the end of fiscal year 2015, the Company has about $0.82 million in cash and cash equivalents.  In fiscal 2015, the non-GAAP total cash burn after adjusting for non-cash items that include ESOPs, interest payments paid in stock, foreign exchange losses, and write offs from the legacy iron ore business, one time settlements of law suits and acquisition related expenses and other miscellaneous non-cash items is about $1.3 million. The cash burn is primarily associated with public company expenses with most of our operating subsidiaries at almost breakeven. In addition to the $0.82 million cash on hand, the company raised $400 thousand in a convertible debt in April 2015, and has several bank lines from which it can draw up to an additional $450 thousand.

 The Company has adequate cash on hand to meet its obligations, however in order to expand the business into some of the areas that have been discussed, the Company will raise capital. We have put in place an At-the-Market (ATM) and a Form S-3 that allows us to raise capital opportunistically and at our discretion based on liquidity and stock price.  To the extent that we believe that raising capital for general corporate purposes is prudent, we have the option of using the ATM and the bank lines.

The balance of cash and cash equivalents held by of our foreign subsidiaries as of fiscal 2015 and 2014 are shown below.

Fiscal Year Ended	Total Cash held by foreign subsidiaries
March 31, 2015	$724,386
March 31, 2014	$170,243

We intend to repatriate cash from our subsidiaries. Repatriation of funds from Hong Kong does not require any clearances. However, repatriation of funds from India requires obtaining clearances from the Reserve Bank of India (RBI).  This process can take several months to complete.  We have compiled all the necessary information for the application, including obtaining the Foreign Inward Remittance Certificates (FIRC) from all our banks, for all our Indian subsidiaries, and initiated the process of applying to the RBI for permission.  We have retained an Indian Foreign Exchange Expert to help with the process.  Once we obtain the clearances from the RBI, repatriating funds from India will become significantly easier. There are no taxes or legal charges to be paid in connection with the repatriation of cash balances. In the future, we may have to accrue and pay taxes in the United States, if foreign profits are repatriated.

The Company currently has notes payable of $1.8 million. There is no cash interest payable on the loan. The loan is due on July 31, 2016, as reported in a Current Report on Form 8-K filed by the Company on March 26, 2014.

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

Customer Risk

In Hong Kong, the Company’s customers are companies that build electronic products and are involved in the Internet of Everything and the health care sectors.  In India, the Company’s customers are construction companies and agricultural companies.  In China the Company’s customers are the steel mills and iron ore traders. The loss of a significant client may have a short-term adverse effect on the Company.  The concentration of our revenue in fiscal year 2015 was that we received 80% of our revenue from forty customers.  Further, the three largest customers contributed 15% to our revenue.

Commodity Prices and Vendor Risk

The Company is affected by the availability, cost and quality of electronic components.  These prices and supply depend on factors beyond the control of the Company, including general economic conditions and competition.  The Company typically keeps inventory of high demand components. We do not currently hedge pricing and do not have forward contracts, which may expose the Company to risks related to falling prices. However, as a precaution, we keep inventory turnover fairly fast and diversified to mitigate this risk.

Labor Risk

We see limited labor risk in India, Hong Kong or the United States.  None of our work force is unionized.

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

Exchange Rate Sensitivity

Our subsidiary in Hong Kong, IGC International Ltd., conducts all business in Hong Kong dollars (HKD).  Our Indian subsidiaries conduct all business in Indian rupees (INR) with the exception of foreign equipment that is purchased from the United States or Europe. Our Chinese subsidiary, PRC Ironman, conducts all business in renminbi (RMB). Exchange rates have an insignificant impact on our financial results. However, as we convert from Hong Kong dollars, Indian rupees, and renminbi to U.S. dollars and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings. Essentially, a stronger U.S. dollars decreases our reported earnings and a weakening U.S. dollars increases our reported earnings. We have loans in U.S. dollars and in foreign currencies.

In the analysis below, we compared the reported revenue and expense for fiscal year 2015 based on the average exchange rate used for fiscal year 2014 to highlight the impact of exchange rate changes on IGC’s revenue and expenses.

	Year Ended March 31, 2015
	Current Exchange	Previous Exchange		Percentage
	Rate	Rate	Change	change

Total Income	$7,680,257	$7720373	$(40,116)	(0.52)%
Total expenses before Taxes	$(12,358,448)	$(12405324)	$46,876	(0.38)%

Net	$(4,678,191)	$(4,684,951)	$6,760

Foreign Currency Translation

The Company mainly operates in India and China/HK and a substantial portion of the Company’s sales are denominated in INR and RMB/HKD. As a result, changes in the relative values of the U.S. dollar and INR or the RMB/HKD affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

The accompanying financial statements are reported in U.S. dollars. The INR and the RMB/HKD are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

The exchange rates used for translation purposes are as under:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD
2009-10	INR 47.91 per USD	INR 44.95 per USD
2010-11	INR 44.75 per USD	INR 44.54 per USD
2011-12	INR 47.715/RMB 6.29 per USD	INR 50.89/RMB 6.30 per USD
2012-13	INR 54.357/RMB 6.28/HKD 7.77 per USD	INR 54.52/RMB 6.21/HKD 7.76 per USD
2013-14	INR 60.35/RMB 6.21/HKD 7.76 per USD	INR 60.00/RMB 6.22 /HKD 7.76 per USD
2014-15	INR 61.11/RMB 6.21/HKD 7.80 per USD	INR 62.31 /RMB 6.20/HKD 7.80 per USD

Item 8.                   Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

AJSH & Co,
Delhi, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 14, 2015

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	All amounts in USD except share data

	As of
	March 31, 2015	March 31, 2014
	(audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$824,492	$1,026,565
Accounts receivable, net of allowances	993,296	566,252
Inventories	709,649	611,702
Prepaid expenses and other current assets	1,950,295	1,553,936
Total current assets	$4,477,732	$3,758,455
Goodwill	982,782	-
Intangible Assets	306,131	468,091
Property, plant and equipment, net	7,784,447	7,586,844
Investments in affiliates	5,997,058	5,109,058
Investments-others	30,477	31,650
Deferred acquisition costs	-	-
Deferred Income taxes	318,548	321,676
Other non-current assets	434,284	458,578
Total long-term assets	$15,853,727	$13,975,897
Total assets	$20,331,459	$17,734,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	1,280,356	-
Trade payables	174,584	133,365
Accrued expenses	422,252	418,480
Loans - others	73,707	424,845
Other current liabilities	496,985	53,987
Total current liabilities	$2,447,884	$1,030,677
Long-term borrowings	323,904	-
Notes payable	1,800,000	1,800,000
Other non-current liabilities	1,009,889	758,379
	$3,133,793	$2,558,379
Total liabilities	$5,581,677	$3,589,056
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 14,766,333 issued and outstanding as of March 31, 2015 and 9,373,569 issued and outstanding as of March 31, 2014.	$1,477	$937
Additional paid-in capital	63,479,918	58,362,834
Accumulated other comprehensive income	(1,913,585)	(2,016,815)
Retained earnings (Deficit)	(47,333,955)	(42,719,772)
Total equity attributable to Parent	$14,233,855	$13,627,184
Non-controlling interest	$515,927	$518,112
Total stockholders' equity	$14,749,782	$14,145,296
Total liabilities and stockholders' equity	$20,331,459	$17,734,352

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	All amounts in USD except share data

	Year ended March 31,
	2015	2014

Revenues	$7,680,257	$2,273,155
Cost of revenues (excluding depreciation)	(7,100,568)	(1,891,559)
Selling, general and administrative expenses	(4,140,434)	(2,178,740)
Depreciation	(781,546)	(712,314)
Impairment loss - Investment others	-	(18,244)
Operating income (loss)	$(4,342,291)	$(2,527,702)
Interest expense	(286,332)	(291,520)
Interest income	6,799	12,712
Other income, net	(56,367)	(236,071)
Income before income taxes and minority interest attributable to non-controlling interest	$(4,678,191)	$(3,042,581)
Income taxes benefit/ (expense)	(5,157)	-
Net income/(loss)	$(4,683,348)	$(3,042,581)
Non-controlling interests in earnings of subsidiaries	(69,165)	(19,988)
Net income / (loss) attributable to common stockholders	$(4,614,183)	$(3,022,593)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.31)	$(0.37)
Diluted	$(0.31)	$(0.37)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	14,755,893	8,205,684
Diluted	14,755,893	8,205,684

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Audited)

	Year ended March 31
	2015			2014
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(4,614,183)	$(69,165)	$(4,683,348)	$(3,022,593)	$(19,988)	$(3,042,581)
Foreign currency translation adjustments	103,230	-	103,230	3,949	-	3,949
Comprehensive income (loss)	$(4,510,953)	$(69,165)	$(4,580,118)	$(3,018,644)	$(19,988)	$(3,038,632)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Audited)

	All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders' Equity

Balance at March 31, 2013 (audited)	6,980,098	$698	$56,153,375	$(39,697,179)	$(2,020,764)	$538,100	$14,974,230
Bricoleur loan interest payments	205,200	20	270,502				270,522
IR and other shares	36,193	4	40,796				40,800
ESOP Shares	146,073	15	140,215				140,230
ATM Sale	1,256,005	125	1,251,771				1,251,896
Register direct	750,000	75	506,175				506,250
Loss on Translation					3,949		3,949
Net income for non-controlling interest						(19,988)	(19,988)
Net income / (loss)				(3,022,593)			(3,022,593)
Balance at March 31, 2014 (audited)	9,373,569	$937	$58,362,834	$(42,719,772)	$(2,016,815)	$518,112	$14,145,296

Bricoleur loan interest payments	232,823	23	204,008				204,031
ESOP & IR Shares	1,752,465	175	885,471				885,646
ATM Sale	2,001,815	201	2,960,821				2,961,022
Purchase consideration - Golden Gate Electronics Ltd	205,661	21	178,904				178,925
Acquisition of Midtown Partners & Co., LLC	1,200,000	120	887,880				888,000
Loss on Translation					103,230		103,230
Net income for non-controlling interest						(69,165)	(69,165)
Net income / (loss)				(4,614,183)			(4,614,183)
NCI on acquisition of Golden Gate Electronics Ltd (IGC International Ltd)						66,980	66,980
Balance at March 31, 2015 (audited)	14,766,333	$1,477	$63,479,918	$(47,333,955)	$(1,913,585)	$515,927	$14,749,782

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4,683,348)	$(3,042,581)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	5,157	-
Depreciation	781,546	712,314
Unrealized exchange losses/(gains)	90,113	255,671
Bad debts written off and creditors restated	411,034	424,087
Non-cash interest expenses	204,031	270,522
ESOP and other stock related expenses	833,127	181,030
IR and other shares	52,519	-
Impairment of Investment -Others	-	18,244
Changes in:
Accounts receivable	146,985	374,965
Inventories	646,662	(204,640)
Prepaid expenses and other assets	(750,466)	106,958
Trade payables	(122,010)	(453,576)
Other current liabilities	406,325	(251,118)
Other non – current liabilities	(616,526)	(52,921)
Non-current assets	7,437	(34,840)
Accrued Expenses	3,772	(46,169)
Inter company balances	-	-
Net cash used in operating activities	$(2,583,642)	$(1,742,054)

Cash flow from investing activities:
Purchase of property and equipment	(76,527)	(8,485)
Proceeds from sale of property and equipment	-	11,568
Deposits towards acquisition (net of cash acquired)	165,908	-
Capital work in progress	(607,469)	-
Net cash provided/(used) by investing activities	$(518,088)	$3,083
Cash flows from financing activities:
Issuance of equity stock	2,961,022	1,758,146
Net movement in short-term borrowings	369,999	-
Proceeds from loans	(431,307)	(21,849)
Net cash provided/(used) by financing activities	$2,899,714	$1,736,297

Effects of exchange rate changes on cash and cash equivalents	(57)	(35,182)
Net increase/(decrease) in cash and cash equivalents	(202,073)	(37,856)
Cash and cash equivalent at the beginning of the period	1,026,565	1,064,421
Cash and cash equivalent at the end of the period	$824,492	$1,026,565

Supplementary information:
Cash paid for interest	$82,301	$20,998
Cash paid for taxes	$0	$0
Non-cash items:
Common stock issued for interest payment on notes payable	$204,031	$270,522
Common stock issued including ESOP / IR /Others	885,646	$181,030
Supplementary information for non cash financing activities:
Investment in IGC International Limited	$178,925	0
Investment in Midtown Partners and Co., LLC	$888,000	0

The accompanying notes should be read in connection with the financial statements.

 INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

India Globalization Capital, Inc. (“IGC”) is in the process of positioning itself in two of the world’s fastest growing industries -- phytocannabinoid-based biopharmaceuticals and the Internet of Things (“IoT”). In the United States, we develop phytocannabinoid-based therapies for the treatment of a wide range of conditions that are life altering or life threatening; we also build state-of-the art facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids. In Hong Kong, through a subsidiary, we trade and supply electronics for the Internet of Things and health monitoring devices.  As part of our legacy business, in India, we engage in leasing equipment to the construction and other industries.

The Internet of Things is the network of physical objects or "things" embedded with electronics, software, sensors and connectivity to enable objects to exchange data with the manufacturer, operator and/or other connected devices.  Phytocannabinoids are chemical compounds, found in cannabis, that exert a range of effects on the human body including, impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning.

The operations of IGC are based in India, Hong Kong, United States and China. IGC owns 51% of a subsidiary in Hong Kong called IGC International Ltd., 100% of a subsidiary in Mauritius called IGC-Mauritius (“IGC-M”) and 100% of another subsidiary in Hong Kong (“HK Ironman’).  IGC-M in turn operates through four subsidiaries, and one investment in India.  IGC-M has an investment ownership of one hundred percent (100%) of each Techni Bharathi, Limited (“TBL”), IGC India Mining and Trading Private Limited (“IGC-IMT”), IGC Logistic Private Limited (“IGC-L”), and IGC Materials Private Limited (“IGC-MPL”). HK ironman operates through Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman"), in which it owns a 95% equity interest.

Our short-term plans are to develop, test and patent phytocannabinoid based pharmaceutical therapies, drive our electronics business through partnerships, and build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids. Our medium-term plans are to acquire companies or management that can help us advance our bio-pharmaceutical and our technology businesses. Our long-term plan is to establish IGC as a leading provider of phytocannabinoid based pharmaceutical and nutraceutical products.

The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP). The financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The Company’s current fiscal year ends on March 31, 2015.

a) India Globalization Capital, Inc.

IGC, a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, and now China, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering.  On February 19, 2007, the Company incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, the Company consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL).   Effective October 1, 2009, we reduced our stake in Sricon from 63% to 22% in consideration for the set off of the loan owed by IGC approximating $17.9 million. In March 31, 2013, IGC became the 100% owner of TBL by purchasing the remaining 23.1% shares from TBL’s promoters. In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties, IGC received approximately five acres of land in Nagpur, India, valued at approximately $5 million in exchange for the 22% minority interest we had in Sricon. We expect to finalize and register the land in our name in fiscal 2016.

On February 19, 2009 IGC-M beneficially purchased 100% of IGC Mining and Trading, Limited based in Chennai India. On July 4, 2009 IGC-M beneficially purchased 100% of IGC Materials Private Limited, and 100% of IGC Logistics, Private Limited.  Both these companies are based in Nagpur, India.  On December 30, 2011, IGC acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman") by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company ("HK Ironman").  Collectively, PRC Ironman and HK Ironman are referred to as "Ironman."

IGC India Mining and Trading Private Limited (IGC-IMT), IGC Materials Private Limited (IGC-MPL), and IGC Logistics Private Limited (IGC-LPL) were incorporated for IGC by three different Indian citizens, who acted as the initial directors of these companies as our nominees. This is in accordance with the regulatory requirements for incorporation of companies. Once the companies were incorporated, IGC purchased the shares from the individuals. No premium was paid. None of these companies were operational at the time of purchase and therefore no revenues and earnings were recorded. The individuals were reimbursed for the amounts they paid to incorporate the companies. Please see the below table for further details:

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

The registered capital of PRC Ironman is RMB 2,000,000, equaling to USD $273,800, in which Mr. Zhang Hua owned 80% and Mr. Xu Jianjun owned the remaining 20%. Mr. Zhang Hua and Mr. Xu Jianjun transferred 75% and 20% respectively to HK Ironman on January 18, 2011.  Thus, as of March 31, 2011, 95% of the Company’s registered capital was held by HK Ironman. HK Ironman was incorporated as H&F Ironman Limited, a private limited company, on December 20, 2010 in Hong Kong to acquire PRC Ironman.  HK Ironman’s sole asset is its ownership of a 95% equity interest in Linxi Hefei Economic and Trade Co., Ltd. (“PRC Ironman”), which was incorporated in China on January 8, 2008.  HK Ironman acquired PRC Ironman in January 2011.  As a result of that acquisition, PRC Ironman is now considered an equity joint venture (“EJV”) in view of its foreign ownership through HK Ironman.  An EJV is a joint venture between a Chinese and a foreign company within the territory of China.  On February 2, 2015 IGC filed a lawsuit for the cancellation of shares that were issued to the shareholders of HK Ironman.  The lawsuit is in the preliminary stages and is expected to settle by fiscal year 2017.

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

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  We are required to make an investment in cash in the venture within 60 days after the date of the agreement.  Additionally, in consideration for our issuance of 50,000 shares of common stock, we received a seven-year option to purchase TerraSphere Systems for cash or additional shares of our common stock.  IGC is in the process of negotiating a return of the advance.

On December 18, 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown Partners”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown Partners.  In consideration of the initial membership interests, we are required to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain fourth quarter 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown Partners in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).  In the event that Midtown Partners in unable to obtain the requisite regulatory approvals by June 30, 2015, IGC has the right to claw back part of the consideration.  As of June 30, 2015, Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000.  The parties are in the process of negotiating a settlement.

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. In September 2014, we changed the name of IGC-HK to IGC Cleantech (“IGC-CT”).  IGC-CT is a wholly owned subsidiary of IGC-Mauritius.

b)  Merger and Accounting Treatment

Most of the shares of Sricon and TBL when acquired were purchased directly from the companies.  The shares of HK Ironman and Golden Gate were acquired from the shareholders of each company.

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our wholly-owned subsidiaries HK Ironman and IGC-M, as well as our direct and indirect subsidiaries PRC Ironman, TBL, IGC-IMT, IGC-MPL, IGC-LPL, IGC-INT and IGC-CT.

India Globalization Capital, Inc. (the Registrant, the Company or we) and its subsidiaries are significantly engaged in the leasing of heavy machinery and trading of electronic components through its newly acquired subsidiary in Hong Kong.

The corporate structure of our company direct and indirect consolidated operating subsidiaries is as follows:

c) Our Securities

The Company had three securities listed on the NYSE MKT (1) Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”), (2) redeemable warrants to purchase Common Stock (ticker symbol: IGC.WT), and (3) units consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock (ticker symbol: IGC.U).  As reported on Form 8-K on February 5, 2013, the Company voluntarily delisted the units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00.  As reported on Form 8-K filed with the SEC on February 4, 2014, the Company extended the expiry date for its outstanding warrants from 5:00 p.m. New York time on March 6, 2015, until 5:00 p.m. New York time on Monday, March 6, 2017.

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

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the promissory note held by Bricoleur for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares.  As of March 31, 2014, the Company has issued 205,200 shares of Common Stock valued at $270,522 to this debt holder, which constituted an element of repayment of interest. Effective March 31, 2014, as reported on a Current Report on Form 8-K filed by the Company on March 26, 2014, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No.1 and No.2, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016. During the year ended March 31, 2015, the Company issued 232,823 shares of its common stock to Bricoleur valued at $204,031, which constituted an element of repayment of interest.

During the year ended March 31, 2014, we issued 36,193 shares valued at $40,800 to Marketing Group (MMGI) and others and in fiscal year 2015, the Company issued 50,000 shares of Common Stock to Axiom Financial Inc. valued at $43,500, both for financial and marketing consulting services rendered.

On August 22, 2013, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At The Market (“the June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness, and other general corporate purposes. During the year ended March 31, 2014, and 2015, the Company issued a total of 1,256,005 shares of common stock valued at $1,251,896 and 2,001,815 shares valuated at $2,961,022, under this agreement, respectively.

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

On September 12, 2014, IGC shareholders approved 1,500,000 shares  of common stock as a special grant valued at $ 615,000 to IGC’s CEO and the directors of the board subject to vesting. In fiscal year 2015 out of the amount approved, we issued 1,200,000 shares of common stock with a value of $492,000.

Under the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments, subject to certain balance sheet items of MTP, a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. As of June 30, 2015, Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000.  The parties are in the process of negotiating a settlement.

Further, pursuant to IGC’s employee stock option plan, the Company granted options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of March 31, 2015 and granted a total of 1,391,705 shares to its directors and some of its employees. As of March 31, 2015, IGC has 14,766,333 shares of Common Stock issued and outstanding.  Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)             Principles of Consolidation:

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”) and Midtown Partners & Co., LLC (“MTP”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of March 31, 2015, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying financial statements for fiscal year 2015 represents the non-controlling interest in in Linxi H&F Economic and Trade Co. (PRC Ironman) through 100% owned subsidiary, H&F Ironman Limited (HK Ironman), and IGC International and the profits or losses associated with the non-controlling interest in those operations.

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

None.

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

e)             Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2015 and 2014 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured.  .

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by IGC of its common stock to (1) HK Ironman stockholders in exchange for HK Ironman stock; to (2) Golden Gate Electronics Ltd (“GG”) in exchange for GG stock; and to (3) Apogee Financial in exchange for Midtown Partners stock, as contemplated by the respective stock purchase agreements between the Company and HK Ironman, PRC Ironman and their stockholders; between the Company and Golden Gate Electronics Ltd and its stockholders; and between the Company and Apogee Financial and their stockholders, generally will not be taxable transactions to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss because of the approval of the shares for U.S. federal income tax purposes.

h)             Cash and Cash Equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents.  The Company maintains its cash in bank accounts in the United States of America, Mauritius, India, and Hong Kong, which at times may exceed applicable insurance limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The Company does not invest its cash in securities that have an exposure to U.S. mortgages.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Year ended March 31, 2015	INR	61.11	per	USD	INR	62.31	per	USD
	RMB	6.21	per	USD	RMB	6.20	per	USD
	HKD	7.80	per	USD	HKD	7.80	per	USD

Year ended March 31, 2014	INR	60.35	per	USD	INR	60.00	per	USD
	RMB	6.21	per	USD	RMB	6.22	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD

k)             Accounts receivable:

Accounts receivable from customers in the electronics business are recorded at the invoiced amount, taking into consideration any adjustments made for returns.  Also, the Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses.  For all other accounts, the Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts. When applicable, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments.  The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.  If circumstances related to customers change, estimates of recoverability would be further adjusted.

Regarding our collection policy on electronics trading receivables, there are three types of trades: (1) payment guaranteed through letters of credit, (2) deposit or spot payment on delivery or (3) delivery on credit. With the first type of trade: our policy for collection is to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit are that 100% of the payment is made when the material is shipped.  With the second type of trade, customers pay on delivery.  On the third type of trade, our policy is to allow the customer to have a payment credit term of 90 days.

l)              Left intentionally blank.

m)            Inventories:

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

n)             Investments:

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs.  The Company's equity in the earnings/(losses) of affiliates is included in the statement of income and the Company's share of net assets of affiliates is included in the balance sheet.  Where the Company’s ownership interest in spite of being in excess of 20% is not sufficient to exercise significant influence, the Company has accounted for the investment based on the cost method, as is the case of Midtown Partners & Co., LLC (“MTP”).

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

p)             Fair Value of Financial Instruments

As of March 31, 2015 and 2014, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

During this fiscal year, sales were spread across many customers in Hong Kong, China and India, and therefore the credit concentration risk is low.

r)             Left intentionally blank.

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

At this time, the Company does not participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because most of the Company’s workers are contractors employed through agencies or other companies.  In the United States, we provide health insurance, life insurance and 401 K benefits. The Company makes a 401-K matching contribution up to 3% of the employee’s annual salary.

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

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, IGC International, which is one of the legal entities, is also considered a separate reporting unit and therefore the Company believes that the assessment of goodwill impairment at the subsidiary level, which is also a reporting unit, is appropriate.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will reduce the number of consolidation models. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2015-02 will have on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under previous U.S. GAAP. ASU 2014-08 requires that a disposal of components of an entity (or groups of components) be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the reporting entity’s operations and financial results. ASU 2014-08 is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.

NOTE 3 – ACQUISITIONS

Midtown Partners & Co., LLC

On December 18, 2014, we entered into a Purchase Agreement with Apogee the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown.  In consideration of the initial membership interests, we have to issue to Apogee 1,200,000 shares of our common stock, subject to downward adjustment. Following the receipt of all required SEC, FINRA and other regulatory approvals, by June 30, 2015, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock, subject to downward adjustment.

As of June 30, 2015, Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000.  The parties are in the process of negotiating a settlement.

Golden Gate Electronics Ltd

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

Purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition and the same will be discharged as follows:

All amounts in USD
Particulars	Fair Value

IGC Stock Consideration	$178,925

Estimated earn out payment (in the form of Stock)	873,571

Total Purchase Consideration	$1,052,496

The purchase has been preliminarily allocated to the acquired assets and liabilities, as follows:

All amounts in USD
Particulars	Fair Value

Cash and Cash Equivalents	$166,916
Property, Plant and Equipment	81,730
Accounts Receivable	427,594
Inventory	749,133
Other Assets	211,264
Accounts Payable	(162,757)
Loans-Others	(1,322,415)
Other Current Liabilities	(14,771)
Non-Controlling Interest	(66,980)
Goodwill	982,782

Total Purchase Consideration	$1,052,496

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

The following unaudited pro-forma results of the operations of the Company for the fiscal year ended March 31, 2015 and 2014 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Year ended March 31,
Particulars	2015	2014
Pro forma revenue	$8,883,164	$11,085,363
Pro forma other income	(54,970)	(217,981)
Pro forma net income attributable to IGC Stockholders	$(4,610,277)	$(3,048,464)
Pro forma Earnings per share
Basic	-0.31	-0.37
Diluted	-0.31	-0.37

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

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” For further information on this acquisition and on purchase price allocation, please refer to Form 10-K for fiscal year ended 2012 filed with the SEC on July 16, 2012.  On February 2, 2015 IGC filed a lawsuit for the cancellation of shares that were issued to the shareholders of HK Ironman.  The lawsuit is in the preliminary stages and is expected to settle by fiscal year 2017.

Advance to TerraSphere Systems

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC. to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, IGC will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  IGC made a $150,000 investment in cash in the venture within 60 days after the date of agreement and, in consideration for IGC’s issuance of 50,000 shares of its common stock, IGC received a seven-year option to purchase the venture for cash or additional shares of its common stock.  IGC is in the process of negotiating a return of the advance.

Advance to Purchase land from Sricon

In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties, IGC received approximately five acres of land in Nagpur, India, valued at approximately $5 million, in exchange for the 22% minority interest it had in Sricon. We expect to finalize and register the land in our name in fiscal 2016. TBL has a case filed in India with the Company Law Board (“CLB”) under section 397/398.

Advance to Acquire Property

On August 2014, we made an advance of $400,000 to acquire property for the purpose of building vertical farms.

NOTE 4 –Left intentionally blank.

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Prepaid /preliminary expenses	$1,070	$376
Advance to suppliers & services	900,864	531,822
Security/statutory advances	18,528	5,339
Advances to employees	978,142	977,740
Prepaid /accrued interest	2,149	2,965
Deposit and other current assets	49,542	35,694
Total	$1,950,295	$1,553,936

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other Non-current assets consist of the following:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Statutory/Other advances	$434,284	$458,578
Total	$434,284	$458,578

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land value $640,000. TBL gave Weave and Wave and advance of USD 393,195. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL.

NOTE 6 – SHORT-TERM BORROWINGS

For fiscal year 2015 and fiscal year 2014, the Company had a total of $1,280,356 and zero, respectively, in short-term borrowings.

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

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the 2011 Note for a new note (the “2012 Note”) which bore no interest and was due on December 31, 2012. In consideration for the exchange, the Company issued 30,000 shares of IGC to Bricoleur and issued additional 34,200 shares for February and March 2013 penalty payments. Effective March 31, 2013, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.The Bricoleur Note remains outstanding. Contractually the Company makes a penalty payment (booked under interest payment) of 17,100 shares of common stock for each month the loan remains unpaid.  No other "interest" payment is made on the loan. During the year ended March 31, 2014, the Company issued a total of 205,200 shares valued at $270,522 to this debt holder, which constituted an element of repayment of interest.

The Company’s total interest expense was $286,332 for the year ended March 31, 2015 and $291,520 for the year ended March 31, 2014, respectively.  The Company capitalized no interest for the year ended March 31, 2015 and March 31, 2014.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2016.  During fiscal year 2015, the Company repaid two revolving credit lines for a total of $250,000, these loans were guaranteed by our CEO.  The bank lines in Hong Kong are guaranteed by our CEO and the Sunny Tsang the managing director, and founder of IGC International.

NOTE 8 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Statutory payables	$9,338	$8,122
Employee related liabilities	487,647	37,389
Other liabilities /expenses payable	0	8,476
Total	$496,985	$53,987

 Other non-current liabilities consist of the following:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Creditors - old	$136,318	$157,399
Special reserve	0	600,980
Acquisition related liabilities	873,571	-
Total	$1,009,889	$758,379

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 9 – OTHER INCOME

Other income primarily contains certain foreign exchange gains/losses arising on account of re-measurement of certain intercompany receivables between the US holding company and the India subsidiaries. The total foreign exchange loss for the year ended March 31, 2015 amounted to USD 90,113.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 11 – INTANGIBLE ASSETS & GOODWILL

The movement in goodwill and intangible assets is given below:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Balance at the beginning of the period	$468,091	$592,274
Goodwill of Golden Gate Electronics Ltd	$982,782	$0
Amortization/Impairment of goodwill	(164,704)	(123,121)
Effect of foreign exchange translation	2,744	(1,062)
Total	$1,288,913	$468,091

The value of intangible assets as of March 31, 2015 amounted to $1.3 million as compared to $0.47 million as of March 31, 2014.  The increase is from goodwill associated with the acquisition of Golden Gate the electronic trading company.

NOTE 12 – RELATED PARTY TRANSACTIONS

On April 2, 2014, as reported on a Current Report on Form 8-K filed by the Company on April 3, 2014, we entered into a securities purchase agreement with certain institutional investors relating to the sale and issuance by our company to the investors of an aggregate of 750,000 shares of our common stock, for a total purchase price of $506,250. Midtown Partners & Co., LLC, (“Midtown”) acted as our exclusive placement agent in this offering.

During fiscal 2014 and part of fiscal 2015, the Company had two loans with a commercial bank: the first for $100,000 at an interest rate of 3.75%; the second is for $150,000 at an interest rate of 3.25%.  Both loans are revolving interest only loans guaranteed by our CEO.  As of March 31, 2015 these loans were paid back.

As of March 31, 2015, the Company has an unpaid balance of $58,387 payable to our CEO. The balance includes unpaid salary and interest-free advances made by the CEO.

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

In fiscal year 2015, the Company made a $400,000 advance to acquire property for the purpose of building vertical farms.  Our CEO’s spouse and others are also contributing to the acquisition of the properties. This transaction is at arm’s length and is based on the contribution made by the parties.

 NOTE 13 – COMMITMENTS AND CONTINGENCIES

No significant commitments and contingencies were made or existed during fiscal year 2014.  In fiscal year 2015 there was an issue with the Service Tax authorities over the rental of equipment.

TBL has a case with the Indian Service Tax Department where the department is demanding $25,800 of service tax on rental of equipment. The Service tax department has issued Show Cause Notice for the payment of service tax on these rental charges.  The Company is disputing the charges.

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	Year Ended March 31, 2015	Year Ended March 31, 2014
Land	N/A	$12,069	$12,069
Building (flat)	25	1,295,420	1,302,129
Plant and machinery	20	9,179,482	9,214,667
Computer equipment	3	286,329	216,917
Office equipment	5	163,974	164,373
Furniture and fixtures	5	142,911	118,892
Vehicles	5	534,327	479,952
Assets under construction	N/A	4,927,271	4,274,501
Total		$16,541,783	$15,783,500
Less: Accumulated depreciation		$(8,757,336)	$(8,196,656)
Net Assets		$7,784,447	$7,586,844

Depreciation and amortization expense for the fiscal years ended March 31, 2015 and March 31, 2014 was $781,546 and $712,314, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended March 31, 2015 and 2014, the Company recorded selling, general and administrative expenses of $4,140,434 and $2,178,740, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As of March 31, 2011, we had granted 7,882 shares of Common Stock and 139,300 stock options under our Stock Plan.  All of these grants occurred on or before the fiscal year ended March 31, 2010.  The exercise price of the options, which vest immediately, was $10.0 per share; the options expired on May 13, 2014.  No options were granted during the fiscal year ended March 31, 2011.  In fiscal year ended March 31, 2012, 137,045 stock options (the “2012 Options”) were granted.  The exercise price of the 2012 Options, which vest immediately, was $5.6 per share.  These options will expire on June 27, 2016.  The aggregate fair value of the underlying stock on the grant date was $39,410 and the fair value of the stock options on the grant dates was $90,997 and $235,267, respectively.  For fiscal year 2014, the Company issued 625,148 shares of common stock.  As of March 31, 2015, under the 2008 Omnibus Plan, 269,345 stock options of which 139,300 have expired and 1,391,705 shares of common stock have been awarded.  As of April 1, 2015 there were an aggregate of 823,245 shares of common stock available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of March 31, 2015:

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

	As of March 31,
	2015	2014
Projected Benefit Obligation (PBO) at the beginning of the year	$(15,266)	$(13466)
Service cost	(817)	(870)
interest cost	(1,273)	(1199)
Benefits paid	1,986	0
Actuarial (loss) /gain	2,967	269
PBO at the end of the year	$(12,403)	$(15,266)
Funded statute	$13,493	$15,266

Net gratuity cost for the years ended March 31, 2015 and 2014 included:

	Year ended March 31,
	2015	2014
Service cost	$817	$870
interest cost	1,273	1199
Expected return on plan assets	(891)	0
Actuarial (loss) /gain	2,967	269
Net gratuity cost	$4,166	$2,338

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31,
	2015	2014
Discount rate	8.45%	9.75%
Rate of increase in compensation levels	8.00%	8.00%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31,
	2015	2014
Expected contribution during the year ending Year 1	$4,831	$833
Expected benefit payments for the years ending March 31:
Year 2	$1,524	$567
Year 3	498	1,750
Year 4	4,478	633
Year 5	337	5,000
Thereafter	5,649	6,517

Provident fund. In addition to the above benefits, all employees in India receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.  The Company recognized a gain/(expense) of $2,863 and $1,800 towards contribution to various defined contribution and benefit plans during the years ended March 31, 2015 and March 31, 2014 respectively.

On September 12, 2014, IGC shareholders approved 1,500,000 of common stock as a special grant valued at $615,000 to IGC’s CEO and the directors of the board subject to vesting.  In fiscal year 2015 out of the amount approved, we issued 1,200,000 shares of common stock with a value of $492,000.

NOTE 18 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2015	2014
Current:
Federal	$-	$-
Foreign	2,029	(19,779)
State	-	-
Net Current	$2,029	(19,779)

Deferred:
Federal	-	-
Foreign	3,128	19,779
State	-	-
Net Deferred	3,128	19,779
Total tax provision	$5,157	$0

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	March 31,
	2015	2014
Deferred tax expense (benefit)	$3,128	$19,779
Net operating loss carry forward	1,732,369	1,086,067
Foreign Tax Credits	-	-
Less: Valuation Allowance	1,732,369	1,086,067
Net deferred tax expense	$3,128	$19,779

The table below sets forth income tax expense (benefit) for 2015 and 2014 computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense (benefit) computed at the effective income tax rate:

	March 31,
	2015	2014
Computed expected income tax (benefit)	(1,590,585)	(1,035,263)
State tax benefit net of federal tax	-	-
Change in valuation allowance	1,493,232	936,146
Deferred expenses from foreign acquisition	-	-
Impairment loss on goodwill	-	-
Impairment loss on investments	-	-
Capitalized interest costs	97,353	99,117
Deferred Tax Assets from foreign subsidiaries	-	-
Other	-	-

Effective income tax rate	(0.0%)	(0.0%)

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2015	2014
Current deferred tax liabilities (assets):
Deferred Acquisition Costs – Foreign taxes	$0	$0
Valuation allowance	0	0
Net current deferred tax liabilities (assets)	0	0

Noncurrent deferred tax (assets) liabilities:
Deferred Acquisition Costs- Foreign taxes	(318,548)	(321,676)
Net Operating Losses	1,732,369	1,086,067
Valuation allowance	(1,732,369)	(1,086,067)
Non-Current net deferred tax (assets) liabilities	$(318,548)	$(321,676)

Deferred income tax assets, net of valuation allowances are expected to be realized through future taxable income.  The valuation allowance increased in 2015 by $1.73 million, primarily related to 2015 US net-operating losses.  The company intends to maintain valuation allowances for deferred tax assets until there is sufficient evidence to support the reversal of the valuation allowance.  Deferred tax assets relating to foreign acquisitions costs are expected to be utilized. Therefore, those deferred tax assets remain as part of deferred tax assets.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carry forwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carry forwards and certain recognized built-in losses. As of March 31, 2015 IGC could not use its’ net operating losses because it is more likely it will not utilize net operating losses in the foreseeable future.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)  The table below shows revenue reported by product and service:

Product & Service	Amount	% on Total revenues
Electronics Trading	$7 ,609,301	99.10%
Rental heavy equipment	70,956	0.90
TOTAL	$7,680,257	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	% on Total revenues
Hong Kong	$7,609,301	99.10%
India	70,956	0.90
TOTAL	$7,680,257	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and China)	Total
Intangible Assets	$-	$306,131	$306,131
Property, Plant and Equipment, Net	661,776	7,122,671	7,784,447
Investments in Affiliates	5,997,058	-	5,997,058
Investments Others	-	30,477	30,477
Deferred Tax Assets	-	318,548	318,548
Other Non-Current Assets	-	434,284	434,284
Total Long Term Assets	$6,658,834	$8,212,111	$14,870,945

3) For the fiscal year 2015 we had forty customers that accounted for 80% of our total revenue. 55.1% of the customers are in China, 15.2% of the customers are in Europe, 8.6% are in rest of Asia, and 1% of the customers are in the Americas. All customers were involved in buying electronics from us.

NOTE 20 – RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2015 and 2014, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to HK Ironman shareholders, Golden Gate Electronics Ltd, and Apogee Financial, and shares issued to employees, directors and vendors. The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options.  The historical weighted average per share for our shares through March 31, 2015, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of March 31, 2015 used for the computation of basic EPS is 14,755,893.  Due to the loss incurred during the year ended March 31, 2015, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – INVESTMENTS – OTHERS

Investments – others for each of the years ended March 31, 2015 and 2014 consists of the following:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Investment in equity shares of an unlisted company	$30,477	$31,650

Total	$30,477	$31,650

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments, subject to certain balance sheet items of MTP, a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. As of June 30, 2015 Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000.  The parties are in the process of negotiating a settlement.

NOTE 22 – IMPAIRMENT

Effective October 1, 2009, the Company reduced its investment in Sricon from 63% to 22%. For the financial year ended March 31, 2010, the Company conducted an impairment test on the 22% investment in Sricon using the discounted cash flow methodology. The Company had access to the unaudited balance sheet of Sricon as of December 31, 2009, but did not have audited financial statements of Sricon for the year ended March 31, 2010. The Company used information from the unaudited December 31, 2009 balance sheet, recoverable values of property, plant and equipment not used in the operations of the Company based on independent third party valuations and Sricon’s history of winning and renewing contracts in determining the discounted cash flow. Based on the impairment test applied at the end of March 31, 2010, the Company concluded that the recoverable value of its investment in Sricon exceeded the total of the value of its receivable in Sricon and its investment in Sricon. Therefore no impairment was provided with respect to the receivable and investment in Sricon.

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

For the fiscal year ended March 31, 2011, the Company again conducted an impairment test on its 22% investment in Sricon. However, the methodology for assessing the value of our investment and the recoverability of our receivable in Sricon, for the fiscal year ended March 31, 2011, was based on an assessment of recoverable values of property, plant and equipment as certified by independent government approved appraisers and not on a discounted cash flow methodology. The Company currently does not have sufficient financial information on Sricon and the lack of such financial statements may impact our ability to accurately value the investment. The methodology used in determining the fair value of assets included the current market value of real estate owned by Sricon, the recoverable value for equipment and an estimate for the timing of collection on awarded arbitration claims discounted to its present value using a discount rate of 12%. Based on this, the Company concluded that as of March 31, 2011 a liquidation of Sricon including a sale of assets and settlement of liabilities would result in the Company’s ability to recover $6.4 million. The Company therefore impaired 100% of its $3.1 million receivable in Sricon, and impaired $2.2 million of its investment. The carrying value of the investment in Sricon for the year ended March 31, 2011 is $6.4 million, which is equal to the recoverable assessed value.

For the year ended March 31, 2012, the Company again conducted an impairment test of its 22% investment in Sricon. Based on a revaluation of the assets including the real estate owned by Sricon, the Company has determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon is required. The carrying value of the investment in Sricon is accordingly $5.1 million as at March 31, 2012. The carrying value as at March 31, 2012 approximates the recoverable assessed value as determined as on that date.  We did not perform an impairment analysis during 2013 and no further impairment was made on the investment. We entered into a memorandum of settlement with Sricon on June 21, 2012, in which we mutually agreed to receive a plot of five acres of land owned by Sricon in Nagpur against the investment. The land has an estimated value of $5million, which is higher than the amount of investment in Sricon.

In 1995, IGC's subsidiary TBL made an investment of $50,000 (INR 3,000,000) in Bhagheeratha Developers Limited. Based on the latest review of the balance sheet of this entity, we impaired this investment by $18,244.

NOTE 23 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of March 31, 2015 and March 31, 2014 include certain aged receivables in the amount of $0.5 million for both periods.  The aged receivables are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2015.  These receivables are included in Accounts Receivable and have been classified as current for the following reasons:

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

NOTE 24 – Left intentionally blank.

NOTE 25 – SUBSEQUENT EVENTS

1.	In April 2015, the Company raised $400,000 in a convertible note. The major terms are no conversion for six months, no pre-payment penalty and a 30% discount to the market price upon conversion.

2.	The Company has listed its common stock in Germany and expects to expand its reach into the investment community in Germany.

3.
The Agreement with Apogee for the acquisition of Midtown Partners & Co., LLC required that Apogee and Midtown Partners receive FINRA approval by June 30, 2015.  As of June 30, 2015, FINRA approval had not been received and the parties are engaged in discussions on a resolution.

4.
On February 2, 2015, IGC filed a lawsuit for the cancellation of shares that were issued to the shareholders of HK Ironman.  The lawsuit is in the preliminary stages and is expected to settle by fiscal year 2017.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal year ended March 31, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during June 2015, management believes that, as of March 31, 2015, our internal control over financial reporting was effective.

Item 9B.               Other Information

None

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of July 8, 2015, are as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer and Director (Class C director)	56	2005	2016

John Clarke	Interim Treasurer and Principal Financial and Accounting Officer *	48	—	—

Danny Ngai	Interim Treasurer and Principal Financial and Accounting Officer **	48	—	—

Richard Prins	Chairman of the Board of Directors (Class B director)	57	2007	2015

Sudhakar Shenoy	Director (Class A director)	67	2005	2017
_______________
* From December 18, 2014 to date.
** From July 14, 2013 to December 17, 2014.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Mr. Ram Mukunda has served as our Executive Chairman, Chief Executive Officer, and President since our inception on April 29, 2005. From January 1990 to May 2004, Mr. Mukunda served as founder, Chairman, and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to emerging economies. Startec was the first pure play international long distance carrier. Mr. Mukunda was responsible for organizing, structuring, and integrating a number of companies owned by Startec. Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 on NASDAQ. Prior to Startec, Mr. Mukunda served as Strategic Planning Advisor at Intelsat, a communications satellite services provider. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively through India and has conducted business in India and China for more than 20 years.  He has more than 17 years of experience managing a publicly-held company, has acquired and integrated more than 20 companies.  His in-depth business experience in India, his knowledge of U.S. capital markets and his engineering background make him well qualified to serve as a director of our company.

John Clarke serves as our current interim CFO, replacing Mr. Danny Ngai, since December 2014. He is also the Managing Director Of Midtown Partners & Co, LLC. Prior to joining Midtown, Mr. Clarke was President and Managing Director of Investment Banking for H.C. Wainwright & Co. During Mr. Clarke’s tenure at Wainwright, the firm became the 3rd and 4th leading U.S. placement agent in number of closed PIPE transactions for the years 2004 and 2005 respectively (source Placementtracker.com). From early 2004, Mr. Clarke served as both the General Securities Principal and the Financial Operations Principal for the firm as well. Prior to H.C. Wainwright, Mr. Clarke held the position of producing Branch Manager for several NYSE member firms. Since entering the securities industry in 1984, Mr. Clarke has worked with over 100 public companies and assisted in raising in excess of $500 Million in directly placed private capital. In addition, Mr. Clarke has advised private companies in going public via IPO’s and reverse merger process. Mr. Clarke holds a bachelor’s degree in Finance from the E. Claiborne Robbins School of Finance at the University of Richmond.

Danny Ngai was appointed as our Interim Treasurer and principal financial and accounting officer on July 14, 2013. He has served IGC in various capacities including as our Interim Treasurer and Principal Financial and Accounting Officer.  He is currently serving as a director of our electronics company IGC International.  Mr. Ngai’s experience and training is in technology and electronics.  He has been involved with IGC on a part time basis since 2007 and on a full time basis since February 2012.Between 1997 and 2004 he held various positions at Startec Global Communications, a company listed on the NASDAQ; including as Managing Director of the Hong Kong and Canadian subsidiaries where he oversaw technology development and had P&L responsibility for about 35 million in revenue and an operation with 150 employees.  Mr. Ngai graduated from the University of Massachusetts, cum laude, in 1991 with a B.S. in Electrical Engineering and in 1999 obtained a Master’s degree from the School of Business at George Washington University. Mr. Ngai speaks English, Mandarin and Cantonese.

Richard Prins has been our Chairman and Audit Committee Chairman since 2012, and has served as a Director since May 2007. Mr. Prins has more than 27 years of experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW). FBW was the lead underwriter for our 2006 initial public offering. FBW was sold to Royal Bank of Canada (RBC) in 2008. Mr. Prins served in a consulting role to RBC until January 2009. Mr. Prins currently serves on several boards, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor. Prior to FBW, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Bank).From 1993 to 1998, he was with the leveraged buy-out firm Tuscarora Corporation. Mr. Prins has experience serving on the boards of other publicly held companies. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. and, since March 2010, he has been on the board of Hilbert Technologies. Mr. Richard Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting, and internal controls over financial reporting. He brings important investment banking experience. Mr. Prins has traveled in India, China and Africa. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting and internal controls over financial reporting.  He brings important investment banking experience.  Mr. Prins has traveled in India, China and Africa.  His knowledge of India and China, and his in-depth experience with U.S. capital markets make him well qualified to serve as a director of our company.

Sudhakar Shenoy has been our Compensation Committee Chairman since 2012, and has served as a Director since the inception of IGC in May 2005. Since January 1981, Mr. Shenoy has been the Founder, Chairman, and Chief Executive Officer of Information Management Consulting, Inc., a business solutions and technology provider with operations in the United States and India. Mr. Shenoy was a member of the Non-Resident Indian Advisory Group that advised the former Prime Minister of India on strategies for attracting foreign direct investment. Mr. Shenoy was selected for the U.S. Presidential Trade and Development Mission to India in 1995. In 1996, Mr. Shenoy was inducted into the Alumni Hall of Fame at the University Of Connecticut School Of Business and was recognized as a Distinguished Alumnus of the Indian Institute of Technology (IIT) in Bombay, India in 1997. Mr. Shenoy was recently named Top 25 Most Influential People in Washington, D.C. high tech industry as well as being awarded the 2004 Executive of the Year by the Northern Virginia Government Contractors Council. Mr. Shenoy holds a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology and an M.S. in Electrical Engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively. Mr. Shenoy’s extensive business contacts in India and his experience serving on the boards of public companies in the United States make him well qualified to serve as a director of our company.

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

Board of Directors; Independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2015 annual meeting of stockholders.  The term of office of the Class C director, currently consisting of Ram Mukunda, will expire at the 2016 annual meeting of stockholders.  The term of office of the Class A director, consisting of Sudhakar Shenoy, will expire at the 2017 annual meeting of stockholders.  These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

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

The Compensation Committee met two times during the fiscal year ended March 31, 2015 and was responsible for determining executive compensation and the award of stock options to employees and directors during the fiscal year ended March 31, 2015.  No consultants were used by the Compensation Committee during this fiscal year.

Nominating and Corporate Governance Committee

In the future, we intend to establish a nominating and corporate governance committee.  The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the Board of Directors the candidates for election by stockholders or appointment by the Board of Directors to fill a vacancy, recommend to the Board of Directors the composition and chairs of Board of Directors committees, develop and recommend to the Board of Directors guidelines for effective corporate governance, and lead an annual review of the performance of the Board of Directors and each of its committees.  We do not have any formal process for stockholders to nominate a director for election to our Board of Directors.  Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804(a) of the NYSE MKT Company Guide.

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

Board and Committee Meetings

During the fiscal year ended March 31, 2015, our Board of Directors held ten meetings.  Although we do not have any formal policy regarding director attendance at our annual meetings, we attempt to schedule our annual meetings so that all of our directors can attend.  During the fiscal year ended March 31, 2015, all of our directors attended 100% of the meetings of the Board of Directors.  During the fiscal year ended March 31, 2015, there were eight meetings of the audit committee, all of which were attended by all of the members of the committee.  There were two compensation committee meetings held during the fiscal year ended March 31, 2015.

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

Code of Conduct and Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code.  The Company has adopted a written code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Principal Accounting Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”) in accordance with applicable federal securities laws and the rules of the NYSE MKT.  Investors may view our Senior Financial Officer Code of Ethics on the corporate governance subsection of the investor relations portion of our website at www.igcinc.us.  The Company has established separate audit and compensation committees that are described below.  The Company does not have a separate nominating committee.  Accordingly, Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2015 were filed in a timely manner.

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

Employee Stock Option Program

The employee stock option program assists us to:

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

All grants of options for common stock occurred on or before the fiscal year ended March 31, 2015.  In fiscal 2009, no option grants were made.  In fiscal 2010, 139,300 stock options were granted (the “2010 Options”) with an exercise price of $10.0 per share and an expiration of May 13, 2014.  No grants were made in fiscal 2011.  In the fiscal year ended March 31, 2012, 130,045 stock options (the “2012 Options”) were granted with an exercise price of $5.60 per share and an expiration of June 27, 2016.  In fiscal 2014 and 2015, we granted 625,148 and 359,021 shares of common stock, respectively.  As of March 31, 2015, under our 2008 Omnibus Incentive Plan, we had granted 1,391,705 shares of common stock and 269,345 stock options, out of which 139,300 have expired. As of April 1, 2015, there were an aggregate of 823,245 shares available for future grants.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option/ Stock Awards(1)	Total Compensation
Ram Mukunda	2015	$300,000	$-	$410,000	$710,000
President and Chief Executive Officer	2014	$300,000	$-	$83,868	$383,868

Danny Ngai (2)	2015	$47,500	$-	$10,250	$57,750 (2)
Interim Treasurer and Principal Financial and Accounting Officer	2014	$90,000	$-	$39,120	$129,120

John Clarke (3)
Interim Treasurer and Principal Financial and Accounting Officer	2015
 _______________

(1)
The amounts reported in this column represent the fair value of option or stock awards to the named executive officer as computed on the date of the option grant using the Black-Scholes option-pricing model or on the date of the stock issuance using the closing price.

(2)	Mr. Ngai resigned as of December 17, 2014.
(3)	Mr. Clarke became the Interim Principal Financial and Accounting Officer on December 18, 2014. His compensation is paid by Midtown Partners & Co., LLC.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by the Company’s Named Executive Officers as of March 31, 2015.

Name	Shares (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ram Mukunda	1,338,406	57,500	-	$5.60	6/27/16

Danny Ngai	58,100		-

_______________

(1)	The shares granted include those granted under the 2008 Omnibus Incentive Plan and a grant voted on by the shareholders in fiscal 2014.

Compensation of Directors

No cash compensation was awarded to, earned by or paid to the directors in the fiscal year ended March 31, 2015 for service as directors.  In the fiscal year ended 2015, our non-employee directors each received shares of our common stock from the 2008 Omnibus Incentive Plan and became eligible for an additional special grant of 250,000 shares each, which was approved by the Company’s shareholders on September 12, 2014.  All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above.  The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Assumptions used in the calculation of these amounts for the fiscal year ended March 31, 2015 are included in Note 16, “Stock-Based Compensation” to the Company’s audited financial statements for the fiscal year ended March 31, 2015, included in this report.  The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

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

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of our company since its inception.  On May 22, 2008, we, IGC-M and Mr. Mukunda entered into an Employment Agreement that expired on May 21, 2014.  On July 14, 2014 we, IGC-M and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, which will be effective until July 2019, we pay Mr. Mukunda a base salary of $300,000 per year.  The Employment Agreement provides that the Board of Directors of our company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis.  Mr. Mukunda is entitled to benefits, including insurance, reimbursement of business expenses, 20 days of paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car and reimbursement of business expenses).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2015, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:

2008 Omnibus Incentive Plan (2)	130,045	(3)	$5.60	823,245
_______________

(1)	Consists of our 2008 Omnibus Incentive Plan. See Note 16, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)	Includes grants during fiscal years ended March 31, 2010, 2012, 2013, 2014 and 2015. There were no grants during fiscal year ended March 31, 2009, 2011.

(3)
The number of options outstanding is 1,300,450 with an average exercise price of $0.56.  Each option exercised at an average price of $0.56 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.56 for an aggregate price of $5.60 entitle the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 130,045 shares.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 25, 2015 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 25, 2015, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.  The table below sets forth as of June 25, 2015, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class*
Wells Fargo & Company (2) 420 Montgomery Street San Francisco, CA 94104	204,215	1.4%

Ranga Krishna (3)	1,068,461	7.2%

Ram Mukunda (4)	1,395,906	9.4%

Richard Prins (5)	313,000	2.1%

Sudhakar Shenoy (6)	144,250	1.0%

Danny Ngai (7)	58,100	0.4%

All Executive Officers and Directors as a group (5 persons) (8)		12.9%
_______________

*Based on 14,860,289 shares of common stock outstanding as of June 25, 2015.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.

(2)
Based on an amended Schedule 13G filed with the SEC by Wells Fargo Company on behalf of its subsidiary Wachovia Bank, National Association that is the direct holder of the shares.  Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares. See footnote 3.

(3)
Based on Form 4 filings. Dr. Krishna beneficially owned shares held by Wells Fargo & Company, which has sole voting and dispositive control over the shares, with Dr. Krishna having 100% of the economic benefits of the shares.

(4)	Includes 57,500 options exercisable at an average price of $5.60 per share to purchase 57,500 shares of common stock, all of which are currently exercisable.

(5)	Includes options at an average price of $5.60 to purchase 22,500 shares of common stock, all of which are currently exercisable.

(6)	Includes options at an average price of $5.60 to purchase 22,500 shares of common stock, all of which are currently exercisable.

(7)	Includes 58,100 shares of common stock.

(8)
Includes directors and officers, as follows: (i) 1,911,256 shares of common stock directly, (ii) options exercisable at an average price of $5.6 per share to purchase 97,500 shares of common stock, all of which are currently exercisable, and (iii) warrants exercisable at $50.00 per share to purchase 39,813 shares of common stock, all which are currently exercisable.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with IGN LLC, an affiliate of Ram Mukunda, as described under “Executive Compensation – Compensation for Executive Officers of the Company.”

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

Item 14.                Principal Accountant Fees and Services

AJSH & Co., Chartered Accountants (“AJSH & Co.”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal year ended March 31, 2015.  During the Company’s most two recent fiscal years ended March 31, 2015 and 2014 and through June 25, 2015, the Company did not consult with AJSH & Co on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and AJSH & Co. have not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Related and Other Fees

The table below shows the fees that we paid or accrued for the audit and other services provided by AJSH & Co. for the fiscal years ended March 31, 2015 and 2014.  Except as specified otherwise in the table, we paid the fees to AJSH & Co.

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

All Other Fees

This category consists of fees for other miscellaneous items.

	March 31, 2015	March 31, 2014
Audit Fees – AJSH & Co.	$52,000	$50,000
Audit-Related Fees	5,000	5,000
Tax Fees
All other Fees
Total	$57,000	$55,000

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2015.  The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

Audit Committee Report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE MKT test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2015 (the “Audited Financial Statements”):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•
The Audit Committee discussed with AJSH & Co. the Company’s independent auditors for fiscal year 2015, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with AJSH & Co., its independence from the Company and its management, and considered whether AJSH & Co.’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

•
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, for filing with the U.S. Securities and Exchange Commission.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1, as amended and filed on July 11, 2005 (Reg. No. 333-124942)).
21.1	Subsidiaries of India Globalization Capital, Inc.*
23.1	Consent of AJSH & Co.*
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate pursuant to 18 U.S.C. § 1350.*
32.2	Certificate pursuant to 18 U.S.C. § 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Label Linkbase Document*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document*
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document*

_______________

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 14, 2015	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (principal executive officer)

Date: July 14, 2015	By:	/s/ John Clarke
John Clarke
Interim Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2015	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer and Director (principal executive officer)

Date: July 14, 2015	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: July 14, 2015	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 14, 2015	/s/ John Clarke
John Clarke
Interim Treasurer (principal financial and accounting officer)