Form 10-Q
period 2015-06-30
India Globalization Capital, Inc.
filed 2015-08-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

Commission file number 1-32830

INDIA GLOBALIZATION CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

4336 Montgomery Ave. Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

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
☐ Yes     ☑ No

As of August 8, 2015, there were approximately 15,375,287 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	30-June - 15	31-March - 15
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$659,597	$824,492
Accounts receivable, net of allowances	1,025,338	993,296
Inventories	1,271,746	709,649
Prepaid expenses and other current assets	1,907,956	1,950,295
Total current assets	$4,864,637	$4,477,732
Goodwill	982782	982,782
Intangible assets	306,205	306,131
Property, plant and equipment, net	7,654,131	7,784,447
Investments in affiliates	5,997,058	5,997,058
Investments-others	29,863	30,477
Deferred income taxes	318,153	318,548
Other non-current assets	426,933	434,284
Total long-term assets	$15,715,125	$15,853,727
Total assets	$20,579,762	$20,331,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	1,277,812	1,280,356
Trade payables	425,849	174,584
Accrued expenses	366,171	422,252
Loans - others	111,919	73,707
Other current liabilities	412,098	496,985
Total current liabilities	$2,593,849	$2,447,884
Long -term borrowings	308,202	323,904
Notes payable	2,135,000	1,800,000
Other non-current liabilities	1,020,512	1,009,889
	$3,463,714	$3,133,793
Total liabilities	$6,057,563	$5,581,677
Stockholders' equity:
Common stock — $0.0001 par value; 150,000,000 shares authorized; 14,766,333 issued and outstanding as of March 31, 2015 and 14,991,798 issued and outstanding as of June 30, 2015.	$1,499	$1,477
Additional paid-in capital	63,576,206	63,479,918
Accumulated other comprehensive income	(1,883,531)	(1,913,585)
Retained earnings (Deficit)	(47,716,580)	(47,333,955)
Total equity attributable to Parent	$13,977,594	$14,233,855
Non-controlling interest	$544,605	$515,927
Total stockholders' equity	$14,522,199	$14,749,782
Total liabilities and stockholders' equity	$20,579,762	$20,331,459

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data
	Three months ended June 30,
	2015	2014

Revenues	$1,858,809	$763,864
Cost of revenues (excluding depreciation)	(1,654,769)	(687,288)
Selling, general and administrative expenses	(305,403)	(1,077,686)
Depreciation	(155,974)	(148,889)
Impairment loss - Investment others	-	-
Operating income (loss)	$(257,337)	$(1,149,999)
Interest expense	(61,914)	(61,170)
Interest income	694	2,338
Other income, net	(35,057)	(887)
Income before income taxes and minority interest attributable to non-controlling interest	$(353,614)	$(1,209,718)
Income taxes benefit/(expense)	-	-
Net income/(loss)	$(353,614)	$(1,209,718)
Non-controlling interests in earnings of subsidiaries	29,085	(8,289)
Net income/(loss) attributable to common stockholders	$(382,699)	$(1,201,429)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.12)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	14,832,065	10,174,358
Diluted	14,832,065	10,174,358

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,
	2015			2014
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total

Net income/(loss)	$(382,699)	$29,085	$(353,614)	$(1,201,429)	$(8,289)	$(1,209,718)
Foreign currency translation adjustments	30,054	-	30,054	22,996	-	22,996
Comprehensive income/(loss)	$(352,645)	$29,085	$(323,560)	$(1,178,433)	$(8,289)	$(1,186,722)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income/(loss)	$(353,614)	$(1,209,718)
Adjustment to reconcile net income/(loss) to net cash:
Depreciation	155,974	148,889
Unrealized exchange gain/(loss)	47,087	3,150
Non-cash interest expenses	41,105	56,088
ESOP and other stock related expenses	-	341,127
IR and other share issuances	-	303,769
Changes in:
Accounts receivable	(38,942)	(114,624)
Inventories	(562,091)	602,686
Prepaid expenses and other assets	39,034	158,719
Trade payables	250,913	25,148
Other current liabilities	(83,847)	(42,803)
Other non – current liabilities	13,413	(600,980)
Non-current assets	(1,396)	(1,714)
Accrued Expenses	(56,082)	(237,092)
Net cash used in operating activities	$(548,446)	$(567,355)

Cash flow from investing activities:
Purchase of property and equipment	(562)	(291,495)
Proceeds from sale of property and equipment	-	(251)
Deposits towards acquisition (net of cash acquired)	-	166,916
Capital work in progress	(25,834)	-
Net cash provided/(used) by investing activities	$(26,396)	$(124,830)
Cash flows from financing activities:
Issuance of equity stock	55,107	2,916,973
Net movement in other short-term borrowings	(2,544)	(3,050)
Proceeds from loans	22,512	(316,064)
Proceeds from Notes payable	335,000	-
Net cash provided/(used) by financing activities	$410,075	$2,597,859

Effects of exchange rate changes on cash and cash equivalents	(128)	20,500
Net increase/(decrease) in cash and cash equivalents	(164,895)	1,926,174
Cash and cash equivalent at the beginning of the period	824,492	1,026,565
Cash and cash equivalent at the end of the period	$659,597	$2,952,739

Supplementary information:
Cash paid for interest	$20,809	$5,082
Cash paid for taxes	-	-
Non-cash items:
Common stock issued for interest payment on notes payable	$41,105	$56,088
Common stock issued including ESOP & IR	-	$644,896

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  Description of the Company

India Globalization Capital, Inc. (“IGC”) supplies electronic and health monitoring components to original equipment manufacturers (OEMs), and develops phytocannabinoid-based therapies for the treatment of conditions that are life altering or life threatening.

In addition, we build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids. We draw unique technological and cost synergies from our electronics and facilities construction business, and our international presence gives us a cost advantage in developing products using phytocannabinoids. As part of our legacy business, in India, we engage in leasing equipment to the construction and other industries. IGC is positioned in two of the world’s fastest growing industries -- phytocannabinoid-based biopharmaceuticals and the Internet of Things (“IoT”).

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

In January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong.  IGC-HK is a wholly-owned subsidiary of IGC-M. In September 2014, we changed the subsidiary’s name to IGC Cleantech Ltd (“IGC-CT”).

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

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814, and our telephone number is (301) 983-0998.  We maintain a website at www.igcinc.us. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in India, Hong Kong, China and the United States. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of June 30, 2015	Percentage of holding as of March 31, 2015
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman") (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius ("IGC-M") (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited ("IGC-IMT") (2)	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL") (2)	IGC-M	India	100	100
IGC Cleantech Limited (“IGC-CT”) (2)	IGC-M	Hong Kong	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	51	0
_____________________________________________
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
(3)  95% owned by HK Ironman, which is India Globalization Capital, Inc.’s wholly-owned subsidiary.
(4) 51% owned by India Globalization Capital, Inc.  Formerly Golden Gate Electronics Limited.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on July 14, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below. The Company’s current fiscal year ends on March 31, 2016.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”) and Midtown Partners & Co., LLC (“MTP”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of June 30, 2015, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying financial statements for the 3-month period ended June 30, 2015 represents the non-controlling interest in in Linxi H&F Economic and Trade Co. (PRC Ironman) through 100% owned subsidiary, H&F Ironman Limited (HK Ironman), and IGC International and the profits or losses associated with the non-controlling interest in those operations.

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

e)  Foreign currency transactions

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended June 30, 2014	INR	59.80	per	USD	INR	60.06	per	USD
	RMB	6.21	per	USD	RMB	6.20	per	USD
	HKD	7.75	per	USD	HKD	7.75	per	USD

Year ended March 31, 2015	INR	61.11	per	USD	INR	62.31	per	USD
	RMB	6.21	per	USD	RMB	6.20	per	USD
	HKD	7.80	per	USD	HKD	7.80	per	USD

Three months ended June 30, 2015	INR	63.37	per	USD	INR	63.59	per	USD
	RMB	6.20	per	USD	RMB	6.20	per	USD
	HKD	7.75	per	USD	HKD	7.75	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly periods ended June 30, 2015 and 2014 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

l)  Earnings per common share

Basic earnings per share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution from all potentially dilutive securities such as stock warrants and options.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of June 30, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

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

p)  Fair value of financial instruments

As of June 30, 2015 and March 31, 2015, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

During this quarter, sales were spread across many customers in Hong Kong, China and India, and therefore the credit concentration risk is low.

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

At this time, the Company does not participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because most of the Company’s workers are contractors employed through agencies or other companies.  In the United States, we provide health insurance, life insurance and 401-K benefits. The Company makes a 401-K matching contribution up to 3% of the employee’s annual salary.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $1.03 million and $0.99 million, as of June 30, 2015 and March 31, 2015, respectively.  The accounts receivable net of reserves for the quarter ended June 30, 2015 comes primarily from the rental of heavy construction equipment and trading of electronic components. Presently, the accounts receivable from TBL amount to $478,754 and from IGC-INT amount to $477,426. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of June 30, 2015	As of March 31, 2015
Prepaid /preliminary expenses	$90,676	$1,070
Advance to suppliers & services	756,573	900,864
Security/statutory advances	30,471	18,528
Advances to employees	979,219	978,142
Prepaid /accrued interest	2,107	2,149
Deposit and other current assets	48,910	49,542
Total	$1,907,956	$1,950,295

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	As of June 30, 2015	As of March 31, 2015
Statutory/Other advances	$426,933	$434,284
Total	$426,933	$434,284

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land value $640,000. TBL gave Weave and Weave an advance of USD 393,195. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of June 30, 2015	As of March 31, 2015
Intangible Assets at the beginning of the period	$306,131	$468,091
Goodwill of Golden Gate Electronics Ltd	982,782	982,782
Amortization/Impairment of goodwill	-	(164,704)
Effect of foreign exchange translation	74	2,744
Total Intangible Assets and Goodwill	$1,288,987	$1,288,913

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of June 30, 2015	As of March 31, 2015
Land	N/A	$12,069	$12,069
Building (flat)	25	1,290,613	1,295,420
Plant and machinery	20	9,163,456	9,179,482
Computer equipment	3	289,746	286,329
Office equipment	5	163,767	163,974
Furniture and fixtures	5	142,732	142,911
Vehicles	5	532,949	534,327
Assets under construction	N/A	4,951,462	4,927,271
Total		$16,546,794	$16,541,783
Less: Accumulated depreciation		$(8,892,663)	$(8,757,336)
Net Assets		$7,654,131	$7,784,447

Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $155,974 and $148,889, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended June 30, 2015 and March 31, 2015 consisted of the following:

	As of June 30, 2015	As of March 31, 2015
Investment in equity shares of an unlisted company	$29,863	$30,477

Total	$29,863	$30,477

NOTE 8 – SHORT-TERM AND LONG-TERM BORROWINGS

IGC-INT maintains banking facilities such as bank overdrafts and long term borrowing with multiple banks in Hong Kong. The total outstanding balance of such facilities as of June 30, 2015 was $1,586,014 disclosed under short term borrowing and long term borrowing for $1,277,812, and $308,202, respectively. The average interest rate on such facilities is 5% per annum. The facilities have been utilized to meet the working capital requirements of IGC-INT. Such facilities are primarily secured by the accounts receivable and inventory of IGC-INT and additionally secured by the Guarantee given by Hong Kong Mortgage Corporation Limited under the SME Financing Guarantee Scheme and the personal guarantee of our CEO and Sunny Tsang, the managing director and founder of IGC-INT.

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of June 30, 2015	As of March 31, 2015
Statutory payables	$8,575	$9,338
Employee related liabilities	403,523	487,647
Other liabilities /expenses payable	-	-
Total	$412,098	$496,985

Other non-current liabilities consist of the following:

	As of June 30, 2015	As of March 31, 2015
Creditors - old	$146,941	$136,318
Acquisition related liabilities	873,571	873,571
Total	$1,020,512	$1,009,889

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2015, the Company has an unpaid balance of $19,823 payable to our CEO. The balance includes unpaid salary and interest-free advances made by the CEO.

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

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), currently due July 31, 2016. Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company started making a monthly interest payment of 23,489 shares of common stock. No other "interest" payment is made on the loan. During the quarter ended June 30, 2015, the Company issued a total of 93,956 shares valued at $41,105 to this debt holder, which constituted an element of repayment of interest. The Company issued a Convertible Promissory Note (the "Convertible Note") to River North Equity, LLC for $335,000 on April 20, 2015. The Convertible Note has a 4% annual interest rate and matures in 12 months from the date of closing with a 6- month convert feature. One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2016.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were incurred or made during the three months ended June 30, 2015.

NOTE 13 – COMMON STOCK

Currently, the Company has two securities listed on the NYSE MKT: (1) Common Stock, $.0001 par value (trading symbol: IGC) (“Common Stock”) and (2) redeemable warrants to purchase Common Stock (trading symbol: IGC.WT). In February 2013, the Company voluntarily delisted its units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants. Each warrant entitles the holder to purchase one-tenth of share of Common Stock at an exercise price of $5.00. The warrants were to expire on March 6, 2015, but on February 4, 2015, the Company extended the expiration date to March 6, 2017.

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016. During the quarter ended June 30, 2015, the Company issued 93,956 shares valued at $41,105 to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013, IGC entered into an At the Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At the Market (the “June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended June 30, 2015, the Company issued 131,509 shares of Common Stock valuated at $55,107 under this agreement.

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

Further, pursuant to IGC’s employee stock option plan, the Company has issued options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of June 30, 2015. The Company did not issue any shares to any of its directors or employees during this quarter. As of June 30, 2015, IGC has 14,991,798 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of June 30, 2015, under the 2008 Omnibus Plan, 269,345 stock options have been awarded, out of which 139,300 have expired, and 1,391,705 shares of common stock have been awarded.  As of June 30, 2015, there were an aggregate of 823,245 shares of common stock available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $305,403 for the three months ended June 30, 2015 as compared to $1,077,686 for the three months ended June 30, 2014. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor relations expenses, acquisition related expenses and travel expenses. The selling, general and administrative expenses in the quarter ended June 30, 2015 decreased to one third as compared to June 30, 2014, as there were no shares or options issued to employees, investor relations firms or for acquisitions.

NOTE 16 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended June 30, 2015.

NOTE 17 – OTHER INCOME

Other income for the three-month period ended June 30, 2015 contains certain foreign exchange gains/(losses) arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month periods ended June 30, 2015 and 2014 amounted to $47,087 and $3,150, respectively.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through June 30, 2015, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of June 30, 2015 and 2014 used for the computation of basic earnings per share (“EPS”) is 14,832,065 and 10,174,358, respectively. Due to the loss incurred during the three-month period ended June 30, 2015, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

NOTE 19 – INCOME TAXES

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

The Company’s effective tax rate was 0% and 0% for the quarters ended June 30, 2015 and 2014. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for the three-month period ended June 30, 2015 as compared to a tax expenses of $0 for the same period in 2014. As of June 30, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

NOTE 20 – SEGMENT INFORMATION

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)  The table below shows revenue reported by product and service:

Product & Service	Amount	Percentage of total revenues
Electronics trading	$1,832,220	98.60%
Rental heavy equipment	26,589	1.40
TOTAL	$1,858,809	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	Percentage of total revenues
Hong Kong	$1,832,220	98.60%
India	26,589	1.40
TOTAL	$1,858,809	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and China)	Total
Intangible Assets	$-	$306,205	$306,205
Property, Plant and Equipment, Net	684,832	6,969,299	7,654,131
Investments in Affiliates	5,997,058	-	5,997,058
Investments Others	-	29,863	29,863
Deferred Tax Assets	-	318,153	318,153
Other Non-Current Assets	-	426,933	426,933
Total Long Term Assets	$6,681,890	$8,050,453	$14,732,343

3) For the quarter ended June 30, 2015 we had 118 customers that accounted for 95% of our total revenue. 63% of the customers are in China, 16% of the customers are in Europe, 16% are in rest of Asia, and 5% of the customers are in the Americas. All customers were involved in buying electronics from us.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of June 30, 2015 and March 31, 2015, include certain aged receivables in the amount of $0.5 million. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of June 30, 2015. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 23 – ACQUISITIONS

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

	Three months ended June 30,
Particulars	2015	2014
Pro forma revenue	$1,858,809	$2,024,046
Pro forma other income	(34,363)	2,905
Pro forma net income attributable to IGC Stockholders	$(382,699)	$(1,193,766)
Pro forma Earnings per share
Basic	-0.03	-0.12
Diluted	-0.03	-0.12

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

NOTE 24 – SUBSEQUENT EVENTS

On July 16, 2015, IGC issued 460,000 shares of its common stock pursuant to four agreements related to accounting, investor relations and phytocannabinoid patent development.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K filed with the SEC on July 13, 2015.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K filed with the SEC on July 13, 2015, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in this Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 13, 2015.

Company Overview

India Globalization Capital, Inc. (“IGC”), a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, and now Hong Kong and China, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering. Currently IGC is in the process of positioning itself in two of the world’s fastest growing industries -- phytocannabinoid-based biopharmaceuticals and the Internet of Things (“IoT”). In the United States, we develop phytocannabinoid-based therapies for the treatment of a wide range of conditions that are life altering or life threatening; we also build state-of-the art facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids. In Hong Kong, through a subsidiary, we trade and supply electronics for the Internet of Things and health monitoring devices. As part of our legacy business, in India, we engage in leasing equipment to the construction and other industries.

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

Subsidiaries Overview

 HK Ironman is a Hong Kong-based company incorporated on December 20, 2010 to acquire PRC Ironman.  PRC Ironman was incorporated as Linxi Hefei Economic & Trade Co., Ltd. in China on January 8, 2008.   HK Ironman owns 95% of PRC Ironman.  PRC Ironman is engaged in the processing of iron ore from sand and dirt at its beneficiation plants in southwest Linxi in the autonomous region of eastern Inner Mongolia. On February 2, 2015, IGC filed a lawsuit for the cancellation of shares that were issued to the shareholders of HK Ironman.  The lawsuit is in the preliminary stages and is expected to settle by fiscal year 2017.

Incorporated on February 19, 2007, India Globalization Capital, Mauritius, Limited (IGC-M) is a Mauritius based company that manages and owns all the subsidiaries based in India: IGC Materials, Private Limited (“IGC-MPL”), IGC Logistics, Private Limited (“IGC-LPL”), IGC India Mining and Trading (“IGC-IMT”) and Techni Bharathi Limited (“TBL”).  TBL was incorporated on June 19, 1982, in Cochin, India.  TBL is an engineering and construction company currently focused on the heavy equipment leasing business.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  On March 31, 2013, TBL became a fully-owned subsidiary of IGC.  The other Indian subsidiaries are focused on the trading of materials such as iron ore to customers in India and China.

On January 21, 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. In September 2014, we changed the subsidiary’s name to IGC Cleantech (“IGC-CT”). IGC-CT is a wholly-owned subsidiary of IGC-Mauritius and is not currently an operational subsidiary.

On May 31, 2014, IGC completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong (formerly "Golden Gate"). This subsidiary, now known as IGC International Limited (“IGC-INT”), operates an e-commerce platform for trading of commodities and electronic components.

On June 27, 2014, we entered into an agreement with TerraSphere Systems LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  IGC is in the process of negotiating a return of the $150,000 advance.

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

Results of Operations

Three Months ended June 30, 2015 Compared to Three Months ended June 30, 2014

Revenue - Total revenue was $1,858,809 for the three months ended June 30, 2015 as compared to $764,864 for the three months ended June 30, 2014.  In the three-month periods ended June 30, 2015 and 2014, the revenue was primarily generated by the trading of electronics and rental of heavy equipment. The increase in revenue is primarily from an increase in the volume of business.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended June 30, 2015 was $1,654,769 as compared to $687,288 for the three months ended June 30, 2014.  The increase in cost of revenue stems from an increase in the volume of business as reflected in the increase in revenue.

Selling, General and Administrative - Selling, general and administrative expenses were $305,403 for the three months ended June 30, 2015 as compared to $1,077,686 for the three months ended June 30, 2014. After adjustment for ESOP shares and other non-cash expenses the decrease in SG&A year over year is due to our overall cost management.

Depreciation – The depreciation expense was approximately $155,974 in the three months ended June 30, 2015 as compared to $148,889 in the three months ended June 30, 2014.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended June 30, 2015 were approximately $61,914 as compared to approximately $61,170 for the three months ended June 30, 2014.

Other income/(loss) – Other income loss of $35,057 for the three-month period ended June 30, 2015 contains certain foreign exchange gain/(loss) arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month periods ended June 30, 2015 and 2014 amounted to $47,087 and $3,150, respectively.  The gain/(loss) is attributable largely to the depreciation/appreciation of the Indian rupee against the USD and are considered foreign exchange gain/(loss).

Consolidated Net Income/(loss) – In the three months ended June 30, 2015, the Company reported a GAAP net income loss of $382,699 and a GAAP EPS loss of $0.03 compared to a GAAP net income loss of $1,201,429 and a GAAP EPS loss of $0.12 for the three months ended June 30, 2014.  The lower loss in the first quarter of fiscal 2016 is attributable to lower selling, general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the three-month periods ended June 30, 2015 and 2014.

During the three months ended June 30, 2015, cash used in operating activities was $548,446 compared to $567,355 used during the three months ended June 30, 2014.

During the three months ended June 30, 2015, $26,396 cash was used in investing activities from continuing operations as compared to $124,830 used during the same period in 2014.

For the quarter ended June 30, 2015, our non-GAAP cash burn was approximately $112,583 after adjusting for $155,974 of depreciation, $47,087 of non-cash foreign exchange loss, and $41,105 of non-cash interest and a one time discount to loan of $25,950.

 At the end of June 30, 2015, our cash and cash equivalents along with restricted cash was $659,597 and working capital of $2,270,788. We currently have sufficient cash to continue business operations with limited expansion.

Critical Accounting Policies

See Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our critical accounting policies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This report and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements.  In this report and the documents incorporated by reference, we discuss plans, expectations and objectives regarding our business, financial condition and results of operations.  Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws.  We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections.  Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in the Company’s Annual report on Form 10-K and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements speak only as of the date when they are made.  Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.  We intend that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

·	competition in exploiting phytocannabinoids for pharmaceutical and nutraceutical applications;
·	federal and state legislation for regulating phytocannabinoids;
·	public and regulatory reaction to the use of phytocannabinoids;
·	growth rate and competition in the electronic components sector;
·	our ability to obtain and protect patents for the use of phytocannabinoids;
·	our ability to win licenses, contracts and execute on them;
·	current and future economic and political conditions;
·	overall industry and market performance;
·	the impact of accounting pronouncements;
·	management’s goals and plans for future operations; and
·	other assumptions described in this prospectus supplement underlying or relating to any forward-looking statements.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.  As noted above, these forward-looking statements speak only as of the date when they are made.  Moreover, in the future, we may make forward-looking statements through our senior management that involve the risk factors and other matters described in the Company’s Annual report on Form 10-K, as well as other risk factors subsequently identified, including, among others, those identified in our filings with the SEC in our quarterly reports on Form 10-Q and our current reports on Form 8-K.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2015 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 14, 2015	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ John Clarke
John Clarke
Interim Treasurer (Principal Financial and Accounting Officer)