Form 10-Q
period 2015-09-30
India Globalization Capital, Inc.
filed 2015-11-13
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
☐ Yes     ☑ No

As of November 3, 2015, there were approximately 16,340,243 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	30-Sept - 15	31-March - 15
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$637,923	$824,492
Accounts receivable, net of allowances	1,095,412	993,296
Inventories	390,262	709,649
Prepaid expenses and other current assets	1,423,840	1,950,295
Total current assets	$3,547,437	$4,477,732
Long-term assets:
Goodwill	982782	982,782
Intangible assets	283,688	306,131
Property, plant and equipment, net	7,258,899	7,784,447
Investments in affiliates	5,997,058	5,997,058
Investments-others	28,992	30,477
Deferred Income taxes	311,509	318,548
Other non-current assets	414,483	434,284
Total long-term assets	$15,277,411	$15,853,727
Total assets	$18,824,848	$20,331,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	510,909	1,280,356
Trade payables	167,078	174,584
Accrued expenses	197,989	422,252
Loans - others	166,236	73,707
Other current liabilities	243,046	496,985
Total current liabilities	$1,285,258	$2,447,884
Long-term liabilities:
Long -term borrowings	294,650	323,904
Notes payable	2,135,000	1,800,000
Other non-current liabilities	1,016,227	1,009,889
Total long-term liabilities	$3,445,877	$3,133,793
Total liabilities	$4,731,135	$5,581,677
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 14,766,333 issued and outstanding as of March 31, 2015 and 16,223,350 issued and outstanding as of September 30, 2015.	$1,622	$1,477
Additional paid-in capital	63,972,660	63,479,918
Accumulated other comprehensive income	(2,068,490)	(1,913,585)
Retained earnings (Deficit)	(48,340,033)	(47,333,955)
Total equity attributable to parent	$13,565,759	$14,233,855
Non-controlling interest	$527,954	$515,927
Total stockholders' equity	$14,093,713	$14,749,782
Total liabilities and stockholders' equity	$18,824,848	$20,331,459

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data
	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

Revenues	$2,055,585	$2,117,816	$3,914,394	$2,881,680
Cost of revenues (excluding depreciation)	(1,889,598)	(1,936,513)	(3,544,367)	(2,623,801)
Selling, general and administrative expenses	(525,353)	(791,428)	(830,756)	(1,869,114)
Depreciation	(148,855)	(155,154)	(304,829)	(304,043)
Operating income (loss)	$(508,221)	$(765,279)	$(765,558)	$(1,915,278)
Interest expense	(66,768)	(79,749)	(128,682)	(140,919)
Interest income	(692)	136	2	2,474
Other income, net	(64,671)	(70,961)	(99,728)	(71,848)
Income before income taxes and minority interest attributable to non-controlling interest	$(640,352)	$(915,853)	$(993,966)	$(2,125,571)
Income taxes benefit/ (expense)	-	-	-	-
Net income/(loss)	$(640,352)	$(915,853)	$(993,966)	$(2,125,571)
Non-controlling interests in earnings of subsidiaries	(16,979)	(28,454)	12,106	(20,165)
Net income / (loss) attributable to common stockholders	$(623,373)	$(887,399)	$(1,006,072)	$(2,105,406)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.04)	$(0.07)	$(0.07)	$(0.17)
Diluted	$(0.04)	$(0.07)	$(0.07)	$(0.17)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	14,995,130	12,227,529	14,995,130	12,227,529
Diluted	14,995,130	12,227,529	14,995,130	12,227,529

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,
	2015			2014
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(623,373)	$(16,979)	$(640,352)	$(887,399)	$(28,454)	$(915,853)
Foreign currency translation adjustments	(184,959)	-	(184,959)	125,573	-	125,573
Comprehensive income (loss)	$(808,332)	$(16,979)	$(825,311)	$(761,826)	$(28,454)	$(790,280)

	Six months ended September 30,
	2015			2014
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(1,006,072)	$12,106	$(993,966)	$(2,105,406)	$(20,165)	$(2,125,571)
Foreign currency translation adjustments	(154,905)	-	(154,905)	148,569	-	148,569
Comprehensive income (loss)	$(1,160,977)	$12,106	$(1,148,871)	$(1,956,837)	$(20,165)	$(1,977,002)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(993,966)	$(2,125,571)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	-	-
Depreciation	304,829	304,043
Unrealized exchange losses/(gains)	116,124	78,055
Non-cash interest expenses	87,726	119,704
ESOP and other stock related expenses	99,000	341,127
IR and other shares	184,000	52,519
Changes in:
Accounts receivable	(135,799)	(65,890)
Inventories	317,893	609,893
Prepaid expenses and other assets	297,446	(718,667)
Trade payables	207,141	165,472
Other current liabilities	(264,666)	324,187
Other non-current liabilities	13,250	(616,759)
Non-current assets	(1,379)	(1,703)
Accrued Expenses	(224,263)	(418,480)
Inter company balances	-	-
Net cash provided/(used) in operating activities	$7,336	$(1,952,070)

Cash flow from investing activities:
Purchase of property and equipment	(806)	(869,427)
Deposits towards acquisition (net of cash acquired)	-	165,340
Capital work in progress	47,388
Net cash provided/(used) by investing activities	$46,582	$(704,087)
Cash flows from financing activities:
Issuance of equity stock	148,013	2,999,441
Net movement in short-term borrowings	(769,447)	-
Proceeds /(repayment) from long-term borrowing	(29,254)	-
Proceeds from loans	92,529	(138,906)
Proceeds from notes payable	309,050	-
Net cash provided/(used) by financing activities	$(249,109)	$2,860,535

Effects of exchange rate changes on cash and cash equivalents	8,622	114,860
Net increase/(decrease) in cash and cash equivalents	(186,569)	319,238
Cash and cash equivalent at the beginning of the period	824,492	1,026,565
Cash and cash equivalent at the end of the period	$637,923	$1,345,803

Supplementary information:
Cash paid for interest	$40,956	$21,215
Cash paid for taxes	$-	$-
Non-cash items:
Common stock issued for interest payment on notes payable	$61,776	$119,704
Common stock issued including ESOP, consultancy & IR	283,000	$393,646

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

Since September, 2014, we have filed several provisional patents with the United States Patent and Trademark Office (“USPTO”) in the combination therapy space for the indications of pain, medical refractory epilepsy and cachexia as part of our intellectual property strategy focused on the health care industry.  In September 2015, the U.S. Patent & Trademark Office notified IGC that its provisional patent application (Prov.62/050,864) based on a novel therapy that uses cannabinoid extracts for the treatment of pain was converted (PCT/US2015/050342), internally formulation IGC501. IGC is currently developing a nationwide brand by using this formulation as an anchor for the treatment of debilitating pain with administration via a topical cream. We intend to file the respective non-provisional patent applications within 12 months of the provisional patent applications. There is no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO. We are also working on additional patent applications to keep building an intellectual property portfolio that will allow us to pursue our short, medium and long-term business strategies.

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

The Internet of Things is the network of physical objects or "things" embedded with electronics, software, sensors and connectivity to enable objects to exchange data with the manufacturer, operator and/or other connected devices. Phytocannabinoids are chemical compounds that exert a range of effects on the human body including, impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning.

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

On December 18, 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown Partners”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown Partners.  In consideration of the initial membership interests, we are required to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain fourth quarter 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown Partners in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).  As of September 30, 2015, Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 payable by Apogee to IGC.  The parties are in the process of negotiating a settlement.

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

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of September 30, 2015	Percentage of holding as of March 31, 2015
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman") (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius ("IGC-M") (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited ("IGC-IMT") (2)	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL") (2)	IGC-M	India	100	100
IGC Cleantech Limited (“IGC-CT”) (2)	IGC-M	Hong Kong	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	51	0
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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”) and Midtown Partners & Co., LLC (“MTP”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of September 30, 2015, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying financial statements for the three and six-month period ended September 30, 2015 represents the non-controlling interest in in Linxi H&F Economic and Trade Co. (PRC Ironman) through 100% owned subsidiary, H&F Ironman Limited (HK Ironman), and IGC International and the profits or losses associated with the non-controlling interest in those operations.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended September 30, 2014	INR	60.21	per	USD	INR	61.92	per	USD
	RMB	6.18	per	USD	RMB	6.14	per	USD
	HKD	7.75	per	USD	HKD	7.76	per	USD

Year ended March 31, 2015	INR	61.11	per	USD	INR	62.31	per	USD
	RMB	6.21	per	USD	RMB	6.20	per	USD
	HKD	7.80	per	USD	HKD	7.80	per	USD

Three months ended September 30, 2015	INR	65.15	per	USD	INR	65.50	per	USD
	RMB	6.29	per	USD	RMB	6.36	per	USD
	HKD	7.78	per	USD	HKD	7.75	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly periods ended September 30, 2015 and 2014 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of September 30, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

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

p)  Fair value of financial instruments

As of September 30, 2015 and March 31, 2015, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $1.10 million and $0.99 million, as of September 30, 2015 and March 31, 2015, respectively.  The accounts receivable net of reserves as of September 30, 2015 comes primarily from the rental of heavy construction equipment and trading of electronic components. Presently, the accounts receivable from TBL amount to $456,415 and from IGC-INT amount to $571,682. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of Sept 30, 2015	As of March 31, 2015
Prepaid /preliminary expenses	$7,583	$1,070
Advance to suppliers & services	380,567	900,864
Security/statutory advances	30,069	18,528
Advances to employees	956,147	978,142
Prepaid /accrued interest	1,034	2,149
Deposit and other current assets	48,440	49,542
Total	$1,423,840	$1,950,295

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	As of Sept 30, 2015	As of March 31, 2015
Statutory/Other advances	$414,483	$434,284
Total	$414,483	$434,284

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land value $640,000. TBL gave Weave and Weave an advance of USD 393,195. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of Sept 30, 2015	As of March 31, 2015
Intangible assets at the beginning of the period	$306,131	$468,091
Goodwill of IGC International Ltd	982,782	982,782
Amortization/Impairment of goodwill	-	(164,704)
Effect of foreign exchange translation	(22,443)	2,744
Total	$1,266,470	$1,288,913

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of Sept 30, 2015	As of March 31, 2015
Land	N/A	$12,069	$12,069
Building (flat)	25	1,258,049	1,295,420
Plant and machinery	20	8,987,487	9,179,482
Computer equipment	3	289,913	286,329
Office equipment	5	163,468	163,974
Furniture and fixtures	5	141,744	142,911
Vehicles	5	528,997	534,327
Assets under construction	N/A	4,772,748	4,927,271
Total		$16,154,475	$16,541,783
Less: Accumulated depreciation		$(8,895,576)	$(8,757,336)
Net Assets		$7,258,899	$7,784,447

Depreciation and amortization expense for the six months ended September 30, 2015 and 2014 was $304,829 and $304,043, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended September 30, 2015 and March 31, 2015 consisted of the following:

	As of Sept 30, 2015	As of March 31, 2015
Investment in equity shares of an unlisted company	$28,992	$30,477
Total	$28,992	$30,477

NOTE 8 – SHORT-TERM AND LONG-TERM BORROWINGS

IGC-INT maintains banking facilities such as bank overdrafts and long term borrowing with multiple banks in Hong Kong. The total outstanding balance of such facilities as of September 30, 2015 was $805,559 disclosed under short term borrowing and long term borrowing for $510,909, and $294,650, respectively. The average interest rate on such facilities is 5% per annum. The facilities have been utilized to meet the working capital requirements of IGC-INT. Such facilities are primarily secured by the accounts receivable and inventory of IGC-INT and additionally secured by the Guarantee given by Hong Kong Mortgage Corporation Limited under the SME Financing Guarantee Scheme and the personal guarantee of our CEO and Sunny Tsang, the managing director and founder of IGC-INT.

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of Sept 30, 2015	As of March 31, 2015
Statutory payables	$10,478	$9,338
Employee related liabilities	232,568	487,647
Other liabilities /expenses payable	-	-
Total	$243,046	$496,985

Other non-current liabilities consist of the following:

	As of Sept 30, 2015	As of March 31, 2015
Creditors	$142,656	$136,318
Acquisition related liabilities	873,571	873,571
Total	$1,016,227	$1,009,889

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2015, the Company has an unpaid balance of $95,808 payable to our CEO. The balance includes unpaid salary and interest-free advances made by the CEO.

We pay IGN, LLC, an affiliate of Mr. Mukunda, $4,000 per month for office space and certain general and administrative services.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by either IGN or the IGC Board of Directors in writing at any time without notice.

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), currently due July 31, 2016. Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company started making a monthly interest payment of 23,489 shares of common stock. No other "interest" payment is made on the loan. During the quarter ended September 30, 2015, the Company issued a total of 70,467 shares valued at $20,670 to this debt holder, which constituted an element of repayment of interest. The Company issued a Convertible Promissory Note (the "Convertible Note") to River North Equity, LLC for $335,000 on April 20, 2015. The Convertible Note has a 4% annual interest rate and matures in 12 months from the date of closing with a 6- month convert feature. One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2016.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were incurred or made during the three months ended September 30, 2015.

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

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016. During the quarter ended September 30, 2015, the Company issued 70,467 shares valued at $20,670 to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013, IGC entered into an At the Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At the Market (the “June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended September 30, 2015, the Company issued 401,075 shares of Common Stock valuated at $92,819 under this agreement.

Under the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments, subject to certain balance sheet items of MTP, a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. As of September 30, 2015, Apogee and Midtown Partners had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000.  The parties are in the process of negotiating a settlement.

On June 12, 2013 we signed an agreement with Cherin Group LLC (“Cherin”) for accounting advisory and related patent consulting services. Pursuant to the agreement, IGC issued a total of 50,000 shares to Cherin valued at approximately $20,000 as part of compensation. On August 15, 2014 we signed an agreement with International Pharma Trials (“IPT”) for research, advisory and consulting services for IGC’s patent development. Pursuant to the agreement, IGC issued a total of 250,000 shares to IPT valued at approximately $100,000. On February 9 and February 10, 2015, the Company entered into two public and investor relations consulting services with Medical Marketing Group (“MMGI”) and Axiom Financial (“Axiom”) pursuant to which IGC issued a total of 20,000 and 40,000 restricted shares of common stock for a total of $8,000 and $16,000 , respectively. On June 3, 2015 we signed an agreement with Acorn Management Partners LLC ("Acorn") for IR and related consulting services. Pursuant to the agreement, IGC issued a total of 100,000 shares to Acorn valued at approximately $40,000.

Further, pursuant to IGC’s employee stock option plan, the Company has issued options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of September 30, 2015. During this quarter, the Company issued 250,000 special grant shares (approved by our shareholders on September 12, 2014) and 50,000 ESOP shares to one of its directors, for an approximate value of $99,000. As of September 30, 2015, IGC has 16,223,350 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of September 30, 2015, under the 2008 Omnibus Plan, 269,345 stock options have been awarded, out of which 139,300 have expired, and 1,391,705 shares of common stock have been awarded.  As of September 30, 2015, there were an aggregate of 823,245 shares of common stock available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $830,756 for the six months ended September 30, 2015 as compared to $1,869,114 for the six months ended September 30, 2014. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor relations expenses, acquisition related expenses and travel expenses. The selling, general and administrative expenses in the six months period ended September 30, 2015 decreased to 50% as compared to September 30, 2014, mainly because we have cut our expenses related to the mining side of the business.

NOTE 16 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended September 30, 2015.

NOTE 17 – OTHER INCOME

Other income for the three-month period ended September 30, 2015 contains certain foreign exchange gains/(losses) arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month periods ended September 30, 2015 and 2014 amounted to $69,037 and $74,905, respectively, and for the six-month periods ended September 30, 2015 and 2014 amounted to $116,124 and $78,055, respectively.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through September 30, 2015, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of September 30, 2015 and 2014 used for the computation of basic earnings per share (“EPS”) is 14,995,130 and 12,227,529, respectively. Due to the loss incurred during the three-month period ended September 30, 2015, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% and 0% for the quarters ended September 30, 2015 and 2014. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for the three-month period ended September 30, 2015 as compared to a tax gain/expenses of $0 for the same period in 2014. As of September 30, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)  The table below shows revenue reported by product and service:

Product & Service	Amount	Percentage of total revenues
Electronics trading	$3,877,750	99%
Rental/Lease heavy equipment	36,644	1%
TOTAL	$3,914,394	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	Percentage of total revenues
Hong Kong	$3,877,750	99%
India	36,644	1%
TOTAL	$3,914,394	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and China)	Total
Intangible Assets	$-	$283,688	$283,688
Property, Plant and Equipment, Net	608,436	6,650,463	7,258,899
Investments in Affiliates	5,997,058	-	5,997,058
Investments Others	-	28,992	28,992
Deferred Tax Assets	-	311,509	311,509
Other Non-Current Assets	-	414,483	414,483
Total Long-Term Assets	$6,605,494	$7,689,135	$14,294,629

3) For the quarter ended September 30, 2015 we had 117 customers that accounted for 95% of our total revenue. 72% of the customers are in China, 11% of the customers are in Europe, 12% are in rest of Asia, and 5% of the customers are in the Americas. All customers were involved in buying electronics from us.

NOTE 21 – CERTAIN AGED RECEIVABLES

The accounts receivable as of September 30, 2015 and March 31, 2015, include certain aged receivables in the amount of $0.5 million. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of September 30, 2015. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

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

As of June 30, 2015, Apogee had not received the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 payable by Apogee to IGC.

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

The following unaudited pro-forma results of the operations of the Company for six months ended September 30, 2015 and 2014 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Six months ended September 30,
Particulars	2015	2014
Pro-forma revenue	$3,914,394	$4,093,394
Pro-forma other income	(99,728)	(67,976)
Pro-forma net income attributable to IGC Stockholders	$(1,006,072)	$(2,097,743)
Pro-forma earnings per share
Basic	-0.07	-0.17
Diluted	-0.07	-0.17

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

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” For further information on this acquisition and on purchase price allocation, please refer to Form 10-K for fiscal year ended 2012 filed with the SEC on July 16, 2012.  On February 2, 2015 IGC filed a lawsuit for the cancellation of shares that were issued to the shareholders of HK Ironman.  The lawsuit is expected to settle by fiscal year 2017.

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

Advance to Acquire Property

In August 2014, we made an advance of $400,000 to acquire property for the purpose of building vertical farms.  We decided to extricate ourselves from the acquisition and the advance has been returned in full to IGC.

NOTE 24 – SUBSEQUENT EVENTS

By October 22, 2015, IGC repaid the River North Equities, LLC Convertible Note and accrued interest.  The Company has satisfied all its obligations under the Convertible Note dated April, 20, 2015.

Due to the expanded direction of the Company and to reflect the most current industries in which we participate, IGC is updating its Industry Classification to the following NAICIS, SIC and ISIC codes, as shown on the Company’s profile on NYSE.com:

NAICS: SIC: ISIC:
Pharmaceutical Preparation Manufacturing (325412)
Pharmaceutical and Medicine Industry (3741)
Pharmaceutical Preparations (2834)
Manufacture of Pharmaceuticals, Medicinal Chemical and Botanical Products (2100)

Since September, 2014, we have filed several provisional patents with the United States Patent and Trademark Office (“USPTO”) in the combination therapy space for the indications of pain, medical refractory epilepsy and cachexia as part of our intellectual property strategy focused on the health care industry.  In September 2015, the U.S. Patent & Trademark Office notified IGC that its provisional patent application (Prov.62/050,864) based on a novel therapy that uses cannabinoid extracts for the treatment of pain was converted (PCT/US2015/050342), internally, formulation IGC501. IGC is currently developing a nationwide brand by using this formulation as an anchor for the treatment of debilitating pain with administration via a topical cream. We intend to file the respective non-provisional patent applications within 12 months of the provisional patent applications. There is no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO. We are also working on additional patent applications to keep building an intellectual property portfolio that will allow us to pursue our short, medium and long-term business strategies.

On November 2015, Dr. James A. Saunders, an expert in plant genomics, natural product plant biochemistry, gene transfer, extraction technologies, hybridization, and DNA finger printing, among other areas,  joined the Company as a senior advisor for IGC's expanding Specialty Pharmaceutical IP initiatives that are focused on developing medical and medicinal treatments with cannabinoid therapies.

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

 The Internet of Things is the network of physical objects or "things" embedded with electronics, software, sensors and connectivity to enable objects to exchange data with the manufacturer, operator and/or other connected devices.  Phytocannabinoids are chemical compounds that exert a range of effects on the human body including, impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning.

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

Results of Operations

Three Months ended September 30, 2015 Compared to Three Months ended September 30, 2014

Revenue - Total revenue was $2,055,585 for the three months ended September 30, 2015 as compared to $2,117,816 for the three months ended September 30, 2014.  In the three-month periods ended September 30, 2015 and 2014, the revenue was primarily generated by the trading of electronics and rental of heavy equipment.  The revenue for the quarter was slightly down due to a slowing down of global economies and the electronics business in the quarter ended 2015.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended September 30, 2015 was $1,889,598 as compared to $1,936,513 for the three months ended September 30, 2014.  The margins remained approximately the same.

Selling, General and Administrative - Selling, general and administrative expenses were $525,353 for the three months ended September 30, 2015 as compared to $791,428 for the three months ended September 30, 2014. After adjustment for ESOP shares and other non-cash expenses the decrease in SG&A year over year is due to our overall cost management.

Depreciation – The depreciation expense was approximately $148,855 in the three months ended September 30, 2015 as compared to $155,154 in the three months ended September 30, 2014.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended September 30, 2015 were approximately $66,768 as compared to approximately $79,749 for the three months ended September 30, 2014.

Other income/(loss) – Other income loss of $64,671 for the three-month period ended September 30, 2015 contains certain foreign exchange gain/(loss) arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month periods ended September 30, 2015 and 2014 amounted to $69,037 and $74,905, respectively, and for the six-month periods ended September 30, 2015 and 2014 amounted to $116,124 and $78,055, respectively. The loss is attributable largely to the depreciation of the Indian rupee against the USD and is considered foreign exchange loss.

Consolidated Net Income/(loss) – In the three months ended September 30, 2015, the Company reported a GAAP net income loss of $623,373 and a GAAP EPS loss of $0.04 compared to a GAAP net income loss of $887,399 and a GAAP EPS loss of $0.07 for the three months ended September 30, 2014.  The lower loss in the second quarter of fiscal 2016 is attributable to lower selling, general and administrative expenses.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

Revenue - Total revenue was approximately $3,914,394 for the six months ended September 30, 2015, as compared to about $2,881,680 for the six months ended September 30, 2014.

Cost of Revenue (excluding depreciation) – Cost of revenue for the six months ended September 30, 2015 was approximately $3,544,367 as compared to approximately $2,623,801 for the six months ended September 30, 2014.

Selling, General and Administrative - Selling, general and administrative expenses were about $830,756 for the six months ended September 30, 2015 as compared to approximately $1,869,114 for the six months ended September 30, 2014. The selling, general and administrative expenses for the three months ended September 30, 2014 included an amount of $258,209 towards acquisition costs whereas SG&A for the three months ended September 30, 2015 has none.

Depreciation – The depreciation expense was approximately $304,829 in the six months ended September 30, 2015 as compared to about $304,043 in the six months ended September 30, 2014.

Interest and other financial expenses – The interest expense and other financial expenses for the six months ended September 30, 2015 were about $128,682 as compared to approximately $140,919 for the six months ended September 30, 2014.

Other income/(loss) – The total foreign exchange loss for the six-month period ended September 30, 2015 and September 30, 2014 is $116,124 and $78,055, respectively.

Consolidated Net Income/ (loss) – Consolidated net loss for the six months ended September 30, 2015 was approximately $1,006,072 compared to a consolidated net loss of about $2,105,406 for the six months ended September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the six-month periods ended September 30, 2015 and 2014.

During the six months ended September 30, 2015, cash provided in operating activities was $7,336 as compared to $1,952,070 used during the six months ended September 30, 2014.

During the six months ended September 30, 2015, $46,582 cash was provided by investing activities from continuing operations as compared to $704,087 used during the same period in 2014.

During the six months ended September 30, 2015, net cash used in financing activities was $249,109 as compared to $2,860,535 provided during the same period in 2014.

For the quarter ended September 30, 2015, our non-GAAP cash burn was approximately $101,810 after adjusting for $148,855 of depreciation, $69,037 of non-cash foreign exchange loss, $20,671 of non-cash interest and $283,000 stock issuance related expenses.

 At the end of September 30, 2015, our cash and cash equivalents along with restricted cash was $637,923 and working capital of $2,262,179. We currently have sufficient cash to continue business operations with limited expansion.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2015 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 13, 2015	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ John Clarke
John Clarke
Interim Treasurer (Principal Financial and Accounting Officer)