Form 10-Q
period 2015-12-31
India Globalization Capital, Inc.
filed 2016-02-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015

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
☐ Yes     ☑ No

As of February 9, 2016, there were approximately 17,966,936 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

All amounts in USD except share data	As of
	31-Dec - 15	31-March - 15
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$607,636	$824,492
Accounts receivable, net of allowances	761,784	993,296
Inventories	651,154	709,649
Prepaid expenses and other current assets	1,420,956	1,950,295
Total current assets	$3,441,530	$4,477,732
Goodwill	982,782	982,782
Intangible Assets	263,969	306,131
Property, plant and equipment, net	6,976,006	7,784,447
Investments in affiliates	5,997,058	5,997,058
Investments-others	27,100	30,477
Deferred Income taxes	304,272	318,548
Other non-current assets	410,163	434,284
Total long-term assets	$14,961,350	$15,853,727
Total assets	$18,402,880	$20,331,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	$538,432	$1,280,356
Trade payables	171,296	174,584
Accrued expenses	247,750	422,252
Other current liabilities	323,294	496,985
Total current liabilities	$1,280,772	$2,374,177
Long -term borrowings	648,136	397,611
Notes payable	1,800,000	1,800,000
Other non-current liabilities	1,014,740	1,009,889
	$3,462,876	$3,207,500
Total liabilities	$4,743,648	$5,581,677
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 14,766,333 issued and outstanding as of March 31, 2015 and 17,120,002 issued and outstanding as of December 31, 2015.	$1,712	$1,477
Additional paid-in capital	64,169,820	63,479,918
Accumulated other comprehensive income	(2,254,577)	(1,913,585)
Retained earnings (Deficit)	(48,827,425)	(47,333,955)
Total equity attributable to Parent	$13,089,530	$14,233,855
Non-controlling interest	$569,702	$515,927
Total stockholders' equity	$13,659,232	$14,749,782
Total liabilities and stockholders' equity	$18,402,880	$20,331,459

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data		All amounts in USD except share data
	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Revenues	$1,084,651	$2,542,192	$4,999,045	$5,423,872
Cost of revenues (excluding depreciation)	(878,858)	(2,343,062)	(4,423,226)	(4,966,863)
Selling, general and administrative expenses	(437,717)	(544,551)	(1,268,474)	(2,413,665)
Depreciation	(142,945)	(153,725)	(447,774)	(457,768)
Impairment loss - Investment others
Operating income (loss)	$(374,869)	$(499,146)	$(1,140,429)	$(2,414,424)
Interest expense	(50,819)	(61,957)	(179,502)	(202,876)
Interest income	70	1,610	71	4,084
Other income, net	(19,212)	(39,503)	(118,939)	(111,351)
Income before income taxes and minority interest attributable to non-controlling interest	$(444,830)	$(598,996)	$(1,438,799)	$(2,724,567)
Income taxes benefit/ (expense)	-	-	-	-
Net income/(loss)	$(444,830)	$(598,996)	$(1,438,799)	$(2,724,567)
Non-controlling interests in earnings of subsidiaries	42,146	8,882	54,252	29,047
Net income / (loss) attributable to common stockholders	$(402,684)	$(590,114)	$(1,384,547)	$(2,695,520)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.05)	$(0.09)	$(0.22)
Diluted	$(0.02)	$(0.05)	$(0.09)	$(0.22)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	16,224,906	12,462,413	16,224,906	12,462,413
Diluted	16,224,906	12,462,413	16,224,906	12,462,413

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended December 31
	2015			2014
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(402,684)	$42,146	$(444,830)	$(590,114)	$8,882	$(598,996)
Foreign currency translation adjustments	(186,087)	-	(186,087)	19,228	-	19,228
Comprehensive income (loss)	$(588,771)	$42,146	$(630,917)	$(570,886)	$8,882	$(579,768)

	Nine months ended December 31
	2015			2014
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(1,384,547)	$54,252	$(1,438,799)	$(2,695,520)	$29,047	$(2,724,567)
Foreign currency translation adjustments	(340,992)	-	(340,992)	167,797	-	167,797
Comprehensive income (loss)	$(1,725,539)	$54,252	$(1,779,791)	$(2,527,723)	$29,047	$(2,556,770)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,438,799)	$(2,724,567)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	-
Depreciation	447,774	457,768
Unrealized exchange losses/(gains)	139,657	121,473
Bad debts written off and Creditors restated	-
Non-cash interest expenses	74,931	174,904
ESOP and other stock related expenses	99,000	341,127
IR and other shares	184,004	52,520
Impairment of Investment -Others
Changes in:
Accounts receivable	210,772	20,094
Inventories	159,349	592,216
Prepaid expenses and other assets	477,727	(359,646)
Trade payables	(17,011)	(23,364)
Other current liabilities	(171,413)	252,793
Other non – current liabilities	13,134	(616,615)
Non-current assets	(1,370)	2,180
Accrued Expenses	(174,502)	(418,480)
Inter company balances	-
Net cash provided/(used) in operating activities	$3,253	$(2,127,597)

Cash flow from investing activities:
Proceeds from short term investment	-
Purchase of property and equipment	(806)	(882,351)
Proceeds from sale of property and equipment	-
Deposits towards acquisition (net of cash acquired)	-	165,494
Capital work in progress	36,077
Net cash provided/(used) by investing activities	$35,271	$(716,857)
Cash flows from financing activities:
Issuance of equity stock	332,104	2,999,430
Net movement in short-term borrowings	(747,756)	(44,322)
Proceeds /(repayment) from long-term borrowing	(47,108)
Proceeds from loans	195,700	(133,076)
Proceeds from Notes payable	-
Net cash provided/(used) by financing activities	$(267,060)	$2,822,032

Effects of exchange rate changes on cash and cash equivalents	11,680	113,872
Net increase/(decrease) in cash and cash equivalents	(216,856)	91,450
Cash and cash equivalent at the beginning of the period	824,492	1,026,565
Cash and cash equivalent at the end of the period	$607,636	$1,118,015

Supplementary information:
Cash paid for interest	$104,571	$27,972
Cash paid for taxes	$0	$0
Non-cash items:
Common stock issued for interest payment on notes payable	$74,931	$174,904
Common stock issued including ESOP, Consultancy & IR	283,004	$393,647

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  Description of the Company

In the United States, India Globalization Capital, Inc. (“IGC”) 1) develops phytocannabinoid-based therapies for the treatment of a wide range of conditions that are life altering or life threatening and 2) builds state-of-the art facilities that we can eventually use to grow and extract pharmaceutical grade phytocannabinoids. Long term, we expect to position the company to be a leading provider of cannabinoid based Active Pharmaceutical Ingredients (“API”). As part of our legacy businesses, in India, we engage in leasing equipment to the construction and other industries, and in Hong Kong, through a subsidiary, we run a trading company. In China we hold iron ore mining assets, that we are considering selling.  It is our intent, to over time, divest of these businesses and assets and focus on building cash flowing businesses with a significantly smaller and manageable international geographic footprint. In order to achieve this we expect to extricate ourselves from certain existing geographic areas and, through either organic growth or through acquisitions, expand or enter new ones where we can build scale.

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

Our short-term plan is to become profitable by 1) building and leasing leading edge facilities that can be eventually be used to grow and extract pharmaceutical grade phytocannabinoids, 2) divesting un-profitable businesses and acquiring complementary businesses and assets and 3) developing, testing and filing patent phytocannabinoid based therapies. Our long-term plan, based almost entirely on the developing federal regulations, is to position IGC as a leading provider of phytocannabinoid based Active Pharmaceutical Ingredients.

b) Historical Background and Corporate Structure

We are a Maryland corporation formed in April 29, 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2006, we completed an initial public offering of our common stock.  In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius.  In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL.  The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M.  TBL shares are held by IGC-M.  TBL is focused on the heavy equipment leasing business.  In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties, IGC received approximately five acres of land in Nagpur, India, valued at approximately $5 million, in exchange for the 22% minority interest IGC had in Sricon. We expect to finalize and register the land in our name in fiscal 2016.

In February 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (“IGC-IMT”) based in Chennai, India. Its current activity is to trade iron ore.  In July 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (“IGC-MPL”) based in Nagpur, India, which conducted our quarrying business, and 100% of IGC Logistics, Private Limited (“IGC-LPL”) based in Nagpur, India, which is involved in the transport and delivery of ore, cement, aggregate and other materials.  Together, these companies carry out our iron ore trading business in India.

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

On December 18, 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown Partners”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown Partners.  In consideration of the initial membership interests, we are required to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain fourth quarter 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown Partners in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).  As of June 30, 2015, Apogee and Midtown Partners did not receive the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 payable by Apogee to IGC.  The parties are in the process of negotiating a settlement.

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

c)  List of subsidiaries with percentage holding

The operations of IGC are based in India, Hong Kong, China and the United States. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of December 31, 2015	Percentage of holding as of March 31, 2015
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman") (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius ("IGC-M") (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited ("IGC-IMT") (2)	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL") (2)	IGC-M	India	100	100
IGC Cleantech Limited (“IGC-CT”) (2)	IGC-M	Hong Kong	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	51	51
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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”) and Midtown Partners & Co., LLC (“MTP”), wherein the Company is not able to exercise significant influence in spite of having 20% or more of the voting stock, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of December 31, 2015, the Company does not have any interest in any VIE or equity method investment.

The non-controlling interest disclosed in the accompanying financial statements for the three and nine-month period ended December 31, 2015 represents the non-controlling interest in in Linxi H&F Economic and Trade Co. (PRC Ironman) through 100% owned subsidiary, H&F Ironman Limited (HK Ironman), and IGC International and the profits or losses associated with the non-controlling interest in those operations.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended December 31, 2014	INR	60.76	per	USD	INR	63.04	per	USD
	RMB	6.18	per	USD	RMB	6.14	per	USD
	HKD	7.75	per	USD	HKD	7.75	per	USD

Year ended March 31, 2015	INR	61.11	per	USD	INR	62.31	per	USD
	RMB	6.21	per	USD	RMB	6.20	per	USD
	HKD	7.80	per	USD	HKD	7.80	per	USD

Three months ended December 31, 2015	INR	64.72	per	USD	INR	66.19	per	USD
	RMB	6.36	per	USD	RMB	6.50	per	USD
	HKD	7.77	per	USD	HKD	7.75	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly periods ended December 31, 2015 and 2014 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of December 31, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

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

p)  Fair value of financial instruments

As of December 31, 2015 and March 31, 2015, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

At this time, the Company does not participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because most of the Company’s workers are contractors employed through agencies or other companies.  In the United States, we provide health insurance, life insurance and 401-K benefits. The Company makes a 401-K matching contribution up to 6% of the employee’s annual salary.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $0.76 and $0.99 million, as of December 31, 2015 and March 31, 2015, respectively.  The accounts receivable net of reserves as of December 31, 2015 comes primarily from the rental of heavy construction equipment and trading of electronic components. Presently, the accounts receivable from TBL amount to $459,365 and from IGC-INT amount to $236,236. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of Dec 31, 2015	As of March 31, 2015
Prepaid /preliminary expenses	$45,225	$1,070
Advance to suppliers & services	361,417	900,864
Security/statutory advances	29,900	18,528
Advances to employees	936,483	978,142
Prepaid /accrued interest	1,021	2,149
Deposit and other current assets	46,910	49,542
Total	$1,420,956	$1,950,295

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	As of Dec 31, 2015	As of March 31, 2015
Statutory/Other advances	$410,163	$434,284
Total	$410,163	$434,284

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of Dec 31, 2015	As of March 31, 2015
Intangible assets at the beginning of the period	$306,131	468,091
Goodwill of Golden Gate Electronics Ltd	$982,782	$982,782
Amortization/Impairment of goodwill		(164,704)
Effect of foreign exchange translation	(42,162)	2,744
Total	$1,246,751	$1,288,913

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of Dec 31, 2015	As of March 31, 2015
Land	N/A	$12,069	$12,069
Building (flat)	25	1,233,201	1,295,420
Plant and machinery	20	8,858,952	9,179,482
Computer equipment	3	289,803	286,329
Office equipment	5	163,366	163,974
Furniture and fixtures	5	140,921	142,911
Vehicles	5	527,031	534,327
Assets under construction	N/A	4,692,939	4,927,271
Total		$15,918,282	$16,541,783
Less: Accumulated depreciation		$(8,942,276)	$(8,757,336)
Net Assets		$6,976,006	$7,784,447

Depreciation and amortization expense for the nine months ended December 31, 2015 and 2014 was $447,774 and $457,768, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended December 31, 2015 and March 31, 2015 consisted of the following:

	As of Dec 31, 2015	As of March 31, 2015
Investment in equity shares of an unlisted company	$27,100	$30,477

Total	$27,100	$30,477

NOTE 8 – SHORT-TERM AND LONG-TERM BORROWINGS

IGC-INT maintains banking facilities such as bank overdrafts and long term borrowing with multiple banks in Hong Kong. The total outstanding balance of such facilities as of December 31, 2015 was $817,161 disclosed under short term borrowing and long term borrowing for $538,432, and $278,729, respectively. The average interest rate on such facilities is 5% per annum. The facilities have been utilized to meet the working capital requirements of IGC-INT. Such facilities are primarily secured by the accounts receivable and inventory of IGC-INT and additionally secured by the Guarantee given by Hong Kong Mortgage Corporation Limited under the SME Financing Guarantee Scheme and the personal guarantee of our CEO and Sunny Tsang, the managing director and founder of IGC-INT. Other long-term borrowings to meet our working capital requirements include $369,407 from individuals including our CEO and one of our previous directors. The loans carry interest between 4% and 24%.  Our CEO is a guarantor of a loan taken by the Company for an amount of $100,000 that carries an interest of 4%.  One of our previous directors has loaned the Company $40,000 at 10% and the other loans carry interest between 15% and 24% a year. All these loans are unsecured, carry no prepayment penalties, and may be repaid by the Company at any time.

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of Dec 31, 2015	As of March 31, 2015
Statutory payables	$10,633	$9,338
Employee related liabilities	312,661	487,647
Other liabilities /expenses payable	-	-
Total	$323,294	$496,985

Other non-current liabilities consist of the following:

	As of Dec 31, 2015	As of March 31, 2015
Creditors	$141,169	$136,318
Special reserve	-	-
Acquisition related liabilities	873,571	873,571
Total	$1,014,740	$1,009,889

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, the Company has an unpaid salary balance of $92,545.88 payable to our CEO. In addition the CEO is a guarantor of a loan taken by the Company for an amount of $100,000 that carries an interest of 4%.

We pay IGN, LLC, an affiliate of Mr. Mukunda, $4,500 per month for office space and certain general and administrative services.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by either IGN or the IGC Board of Directors in writing at any time without notice.

NOTE 11 – NOTES PAYABLE

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), currently due July 31, 2016. Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company started making a monthly interest payment of 23,489 shares of common stock. No other "interest" payment is made on the loan. During the quarter ended December 31, 2015, the Company issued a total of 70,467 shares valued at $13,154 to this debt holder, which constituted an element of repayment of interest. The Company issued a Convertible Promissory Note (the "Convertible Note") to River North Equity, LLC for $335,000 on April 20, 2015. The Convertible Note had a 4% annual interest rate and matured in 12 months from the date of closing with a 6- month convert feature. By October 22, 2015, IGC repaid the River North Equities, LLC Convertible Note and accrued interest satisfying all its obligations under such Convertible Note.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were incurred or made during the three months ended December 31, 2015.

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

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016. During the quarter ended December 31, 2015, the Company issued 70,467 shares valued at $13,154 to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013, IGC entered into an At the Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At the Market (the “June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended December 31, 2015, the Company issued 826,185 shares of Common Stock valuated at approximately $184,013 under this agreement.

Under the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments, subject to certain balance sheet items of MTP, a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. As of June 30, 2015, Apogee and Midtown Partners did not receive the requisite approvals from FINRA. As a result, pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000.  The parties are in the process of negotiating a settlement.

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

The Company issued warrants to purchase 83,177 shares of common stock at $9.00 a share, expiring December 8, 2017 and options to purchase 120,000 shares of common stock at $0.10 a share, expiring October 31, 2023. Further, pursuant to IGC’s employee stock option plan, the Company has issued options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of December 31, 2015. During this quarter, the Company accrued the liability for 823,245 ESOP shares to its directors and some employees, for an approximate aggregated value of $$115,254. As of December 31, 2015, IGC has 17,120,002 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of December 31, 2015, under the 2008 Omnibus Plan, 269,345 stock options have been awarded, out of which 139,300 have expired, and 1,391,705 shares of common stock have been awarded.  As of December 31, 2015, there were no shares of common stock available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,268,474 for the nine months ended December 31, 2015 as compared to $2,413,665 for the nine months ended December 31, 2014. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor relations expenses, acquisition related expenses, travel expenses and about $122,598 towards research and development. The selling, general and administrative expenses in the nine months period ended December 31, 2015 decreased to 50% as compared to December 31, 2014, mainly because we have cut our expenses related to the mining side of the business.

NOTE 16 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended December 31, 2015.

NOTE 17 – OTHER INCOME

Other income for the three-month period ended December 31, 2015 contains certain foreign exchange gains/(losses) arising on account of re-measurement of certain intercompany receivables between the U.S. holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month periods ended December 31, 2015 and 2014 amounted to $23,532 and $43,418, respectively, and for the nine-month periods ended December 31, 2015 and 2014 amounted to $139,657 and $121,473, respectively.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through December 31, 2015, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of December 31, 2015 and 2014 used for the computation of basic earnings per share (“EPS”) is 16,224,906 and 12,462,413, respectively. Due to the loss incurred during the three-month period ended December 31, 2015, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% and 0% for the quarters ended December 31, 2015 and 2014. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for the three-month period ended December 31, 2015 and for the same period in 2014. As of December 31, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)  The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading	$4,944,752	98.90
Rental / Lease	54,293	1.10
TOTAL	$4,999,045	100

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	% on total revenues
HONG KONG	$4,944,752	98.90
INDIA	54,293	1.10
TOTAL	$4,999,045	100

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and China)	Total
Intangible Assets	$-	$263,969	$263,969
Property , Plant and Equipment , Net	616,339	6,359,667	6,976,006
Investments in Affiliates	5,997,058		5,997,058
Investments Others	-	27,100	27,100
Deferred Tax Assets	-	304,272	304,272
Other Non Current Assets	-	410,163	410,163
Total Long Term Assets	$6,613,397	$7,365,171	$13,978,568

3) For the quarter ended December 31, 2015 we had 110 customers that accounted for 95% of our total revenue. 75% of the customers are in China, 10% of the customers are in Europe, 10% are in rest of Asia, and 5% of the customers are in the Americas. All customers were involved in buying electronics from us.

NOTE 21 – CERTAIN AGED RECEIVABLES

The accounts receivable as of December 31, 2015 and March 31, 2015, include certain aged receivables in the amount of $0.5 million. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of December 31, 2015. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

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

The following unaudited pro-forma results of the operations of the Company for nine months ended December 31, 2015 and 2014 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Nine months ended December 31,
Particulars	2015	2014
Pro forma revenue	$4,999,045	$6,643,119
Pro forma other income	(118,868)	(109,945)
Pro forma net income attributable to IGC Stockholders	$(1,384,547)	$(2,691,588)
Pro forma Earnings per share
Basic	-0.09	-0.22
Diluted	-0.09	-0.22

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

NOTE 24 – SUBSEQUENT EVENTS

As disclosed on Form 8-K filed on February 16, 2016 the Company made an acquisition of an international infrastructure project management company that has expertise in several key segments including, a) building facilities and infrastructure for farms to support growing and extraction of oils from plants; b) managing the construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels; and c) design management of other infrastructure.

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

Company Overview

India Globalization Capital, Inc. (“IGC”), a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, and now Hong Kong and China, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering. Currently, IGC is in the process of positioning itself in one of the world’s fastest growing industries -- phytocannabinoid-based biopharmaceuticals. In the United States, we develop phytocannabinoid-based therapies for the treatment of a wide range of conditions that are life altering or life threatening; we also build state-of-the art facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids. Long term, we expect to position the company to be a leading provider of cannabinoid based Active Pharmaceutical Ingredients (“API”). As part of our legacy businesses, in India, we engage in leasing equipment to the construction and other industries, and in Hong Kong, through a subsidiary, we run a trading company. In China we hold iron ore mining assets, that we are considering selling.  It is our intent, to over time, divest of these businesses and assets and focus on building cash flowing businesses with a significantly smaller and manageable international geographic footprint. In order to achieve this we expect to extricate ourselves from certain existing geographic areas and, through either organic growth or through acquisitions, expand or enter new ones where we can build scale.

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

Our short-term plan is to become profitable by 1) building and leasing leading edge facilities that can be eventually be used to grow and extract pharmaceutical grade phytocannabinoids, 2) divesting un-profitable businesses and acquiring complementary businesses and assets and 3) developing, testing and filing patent phytocannabinoid based therapies. Our long-term plan, based almost entirely on the developing federal regulations, is to position IGC as a leading provider of phytocannabinoid based Active Pharmaceutical Ingredients.

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

Results of Operations

Three Months ended December 31, 2015 Compared to Three Months ended December 31, 2014

Revenue - Total revenue was $1,084,651 for the three months ended December 31, 2015 as compared to $2,542,192 for the three months ended December 31, 2014.  In the three-month periods ended December 31, 2015 and 2014, the revenue was primarily generated by the trading of electronics and rental of heavy equipment.  The revenue decreased because we cut back on low margin trading activity. Given the slowdown in China and the global economies, our visibility into the trading business is diminished. We are beginning to see longer payment cycles, lower margins, decreased order flows and several larger companies in this space closing down. Our management is concerned and cognizant about the risk and credit exposure to our balance sheet and has made protecting it one of our highest priorities.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended December 31, 2015 was $878,858 as compared to $2,343,062 for the three months ended December 31, 2014. The cost of revenue decreased because of decreased revenue.

Selling, General and Administrative - Selling, general and administrative expenses were $437,717 for the three months ended December 31, 2015 as compared to $544,551 for the three months ended December 31, 2014.  The SG&A includes $115,254 of non-cash expenses associated with ESOP and $122,598 on research and development associated with our phytocannabinoid based therapies and the filing of associated patents. The overall decrease in SG&A also reflects cutting of costs related to the legacy mining business.

Depreciation – The depreciation expense was approximately $142,945 in the three months ended December 31, 2015 as compared to $153,725 in the three months ended December 31, 2014.  The depreciation is largely from our mining assets.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended December 31, 2015 were approximately $50,819 as compared to approximately $61,957 for the three months ended December 31, 2014.  The interest expense includes $13,154 in non-cash interest paid on the outstanding Notes Payable.

Other income/(loss) – Other income loss for the three-month period ended December 31, 2015 contains certain foreign exchange gain/(loss) arising on account of re-measurement of certain intercompany receivables between the US holding company and the foreign subsidiaries. The total foreign exchange loss for the three-month periods ended December 31, 2015 and 2014 amounted to $23,532 and $43,418, respectively, and for the nine-month periods ended December 31, 2015 and 2014 amounted to $139,657 and $121,473 respectively.

Consolidated Net Income/(loss) – In the three months ended December 31, 2015, the Company reported a GAAP net income loss of $402,684 and a GAAP EPS loss of $0.02 compared to a GAAP net income loss of $590,114 and a GAAP EPS loss of $0.05 for the three months ended December 31, 2014.  Management’s short term objective is to become profitable either through organic growth or through acquisitions.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

Revenue - Total revenue was approximately $4,999,045 for the nine months ended December 31, 2015, as compared to about $5,423,872 for the nine months ended December 31, 2014. The slowdown of global economies including China is impacting our business as we are beginning to see slower order flow, lower margins, and larger companies downsizing and exiting the market.

Cost of Revenue (excluding depreciation) – Cost of revenue for the nine months ended December 31, 2015 was approximately $4,423,226 as compared to approximately $4,966,863 for the nine months ended December 31, 2014.

Selling, General and Administrative - Selling, general and administrative expenses were about $1,268,474 for the nine months ended December 31, 2015 as compared to approximately $2,413,665 for the nine months ended December 31, 2014. The overall decrease in SG&A reflects cost cutting associated from our mining business.

Depreciation – The depreciation expense was approximately $447,774 in the nine months ended December 31, 2015 as compared to about $457,768 in the nine months ended December 31, 2014.

Interest and other financial expenses – The interest expense and other financial expenses for the nine months ended December 31, 2015 were about $179,502 as compared to approximately $202,876 for the nine months ended December 31, 2014.

Other income/(loss) – The total foreign exchange loss for the nine-month period ended December 31, 2015 and December 31, 2014 is $139,657 and $121,473, respectively.

Consolidated Net Income/ (loss) – Consolidated net loss for the nine months ended December 31, 2015 was approximately $1,384,547 compared to a consolidated net loss of about $2,695,520 for the nine months ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the nine-month periods ended December 31, 2015 and 2014.

During the nine months ended December 31, 2015, cash provided in operating activities was $3,253, as compared to $2,127,597 used during the nine months ended December 31, 2014.

During the nine months ended December 31, 2015, $35,271 cash was provided by investing activities from continuing operations as compared to $716,857 used during the same period in 2014.

During the nine months ended December 31, 2015, net cash used in financing activities was $267,060 as compared to $2,822,032 provided during the same period in 2014.

For the quarter ended December 31, 2015, our non-GAAP cash burn was approximately $107,800 after adjusting for $142,945 of depreciation, $23,532 of non-cash foreign exchange loss, $13,154 of non-cash interest and $112,254 stock issuance related expenses.

 At the end of December 31, 2015, our cash and cash equivalents along with restricted cash was $607,636 and working capital of $2,160,758 as against $2,029,848 on March 31, 2015.  While we have sufficient cash to continue business operations with limited expansion, we expect to raise capital in the coming quarters in order to accelerate our development of phytocannabinoid therapies and the building of infrastructure for growing plant based medical grade active pharmaceutical ingredients.  Our short term goal is to become profitable either organically or through acquisitions, and our long term goal is to become the leading provider of phytocannabinoid based APIs.

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

Forward-looking statements are based upon, among other things, our assumptions with respect to:

·	competition in exploiting phytocannabinoids for pharmaceutical and nutraceutical applications;
·	federal and state legislation for regulating phytocannabinoids;
·	public and regulatory reaction to the use of phytocannabinoids;
·	our ability to build facilities that can eventually be used by us to produce pharmaceutical grade phytocannabinoids;
·	our ability to obtain and protect patents for the use of phytocannabinoids;
·	our ability to win licenses, contracts and execute on them;
·	current and future economic and political conditions especially in Asia;
·	overall industry and market performance;
·	the impact of accounting pronouncements;
·	management’s goals and plans for future operations; and
·	other assumptions described in this filing underlying or relating to any forward-looking statements.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2015 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

The risk factor below is in addition to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015.

Our trading business is slowing.

The economic slowdown globally and specifically in China makes it difficult to predict demand. As we are seeing slower demand, lower margins, longer payment cycles, and larger companies downsizing and some exiting the market, we have begun to cut back on risk that could expose our balance sheet. Such a cut back inevitably will result in lower revenue to the point where we may have to exit the business rather than take on additional risk. However, the economic slowdown does not appear to be affecting the pace of deregulation or growth in the medical cannabinoid industry. We are pivoting away from higher-risk trading to becoming a leader in the emerging legal cannabinoid business by focusing on building infrastructure and building intellectual property in phytocannabinoid based therapies. If we exit the trading business we could have lower revenue and there is no guarantee that the capital markets will recognize our efforts in the phytocannabinoid industry and therefore our stock price could be adversely affected.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 16, 2016	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 16, 2016	By:	/s/ John Clarke
John Clarke
Interim Treasurer (Principal Financial and Accounting Officer)