Form 10-K
period 2016-03-31
India Globalization Capital, Inc.
filed 2016-07-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock Purchase Warrants

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
☐   Yes   ☑   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,417,437 based on the last reported sale price of the registrant's common stock (its only outstanding equity security) of $0.19 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of June 25, 2016, there were 23,336,198 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDIA GLOBALIZATION CAPITAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2016

PART I

Item 1.                   Business

Business Overview and Corporate History of Our Company

In the United States, through our research on phytocannabinoid-based therapies, we develop intellectual property for the treatment of life altering or life threatening conditions; and for the purpose of leasing we build state-of-the-art farming facilities.  In India, and China, we lease equipment, trade commodities and electronic components, and in Malaysia we plan to develop manage and sell residential and commercial real estate.

Phytocannabinoids are chemical compounds that exert a range of effects on the human body, including impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. We have filed five provisional patents with the United States Patent and Trademark Office (“USPTO”), in the combination therapy space, for the indications of pain, medical refractory epilepsy and cachexia as part of our intellectual property strategy focused on the phytocannabinoid based health care industry. There is no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO. In addition, when federal laws become more favorable, we intend to build leading edge facilities that we can use to grow, extract, and supply pharmaceutical grade phytocannabinoids.

In Hong Kong, through a majority owned subsidiary, we operate a trading business. Most of our revenue comes from this business. However, for some time, we have been in the process of pivoting away from this business, as there has been a macroeconomic slow-down in this sector, to higher margin niche businesses such as indoor farming, specialized construction and specialty leasing, by organically developing or acquiring this expertise.

Our strategy is to focus on businesses that can generate earnings, and to invest in and develop phytocannabinoid-based intellectual property that can build shareholder value. This important diversification, we believe differentiates us from the majority of publicly traded cannabinoid-based bio-pharmaceutical companies as it mitigates the risks inherent in the nascent cannabinoid-based bio-pharmaceutical industry.

We are a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination. In March 2006, we completed an initial public offering of our common stock. In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius. In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL. The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M. TBL shares are held by IGC-M. TBL is focused on the heavy equipment leasing business. In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties and in exchange for the 22% minority interest we had in Sricon, we received approximately five acres of prime land in Nagpur, India, valued around $5 million, based on various factors including real estate demand in India and exchange rate. The land is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

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

In December 2011, we acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., known as Linxi H&F Economic and Trade Co., a People’s Republic of China-based company (“PRC Ironman”), by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”). Together, PRC Ironman and HK Ironman are referred to as “Ironman.” In February 2015, IGC filed a lawsuit in the circuit court of Maryland, against 24 defendants related to the acquisition of Ironman, seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants. It is anticipated that the lawsuit will go to trial in mid-2017. The assets of Ironman are currently shown on the balance sheet of IGC. However, adjudication of the court case in favor of IGC would mean that the Ironman assets would be removed from the balance sheet of IGC reducing the total assets and additional paid in capital. Please see the risk factor on Ironman and the financial note 3 on the accounting impact on IGC’s balance sheet.

In January 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-M. In September 2014, we changed the subsidiary’s name to IGC Cleantech Ltd (“IGC-CT”).

In May 2014, we completed the acquisition of 51% of the outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong and now known as IGC International ("IGC-INT"). IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for the trading of commodities and electronic components. The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition. As we are curtailing our low margin trading activity and realigning resources to the phytocannabinoid industry and real estate development and international project management industry, we are negotiating an exit from our ownership of Golden Gate. We anticipate exiting this acquisition and eventually the trading business.

In June 2014, we entered into an agreement with TerraSphere Systems LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology. Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs. Additionally, in consideration for our issuance of 50,000 shares of common stock, we received a seven-year option to purchase TerraSphere Systems for cash or additional shares of our common stock. We are negotiating a conversion of the investment into shares of a Canadian public vehicle that TerraSphere expects to merge into.

In December 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown Partners”), to acquire 24.9% of the outstanding membership interests in Midtown Partners. In consideration of the initial membership interests, we issued to Apogee 1,200,000 shares of our common stock. As a result of Apogee’s inability to obtain requisite approvals to sell us their remaining interest in Midtown Partners, we will remain a 24.9% owner in Midtown Partners for the foreseeable future. We are not seeking to consummate the acquisition of the remaining interest in Midtown Partners at this time.

In February 2016, we completed the acquisition of 100% of the outstanding share capital of Cabaran Ultima Sdn. Bhd., a corporation organized and existing under the laws of Malaysia (“Ultima”), from RGF Land Sdn. Bhd. (“Land”), the sole shareholder of Ultima, pursuant to the terms of a Share Purchase Agreement among the parties. Ultima holds 51% of RGF Cabaran Sdn. Bhd., which holds 75% of RGF Construction Sdn. Bhd. The purchase price of the acquisition consists of up to 998,571 shares of our common stock, valued at approximately $169,758 on the closing date of the Share Purchase Agreement. Ultima and its management’s expertise include the following: (i) building agro-infrastructure for growing medicinal plants and botanical extraction, and (ii) construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels.

The following chart sets forth certain information regarding the corporate structure of our company and our direct and indirect consolidated operating subsidiaries.

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries.

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814, and our telephone number is (301) 983-0998.  We maintain a website at http:// www.igcinc.us. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.

Industry Overview and Target Markets of Our Company

 We are developing a product portfolio of phytocannabinoid-based therapies for the treatment of a wide range of therapeutic indications including treatment of neuropathic and cancer pain, epilepsy, end of life supportive care and debilitating pain management, and adjunctive supportive therapies of chronic neurological and oncological diagnoses, all of which are life altering or life threatening. Our target market for some of these therapies is very large. In 2012, the Journal of Pain reported that the annual estimated national cost of treating pain ranges from $560 billion to $635 billion, which is more than the cost of the nation’s priority health conditions. We are also developing veterinarian therapies including the treatment of epilepsy in dogs and cats, which represent a significantly smaller but important market. Our target market for products developed through these efforts would be humans, and veterinarian animals. There is also no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO. For our development to become products we would have to conduct FDA approved trials that will take between five and seven years. Regulatory approvals for applications in the veterinarian space are significantly shorter and this is an area that we are focused on.

We are also designing indoor vertical farming facilities, processes and technology that allow us to position ourselves to grow legal cannabis and provide phytocannabinoids to the industry, if and when permitted by federal laws. According to a January 2013 market research report by ArcView, the legal cannabis market was about $1.43 billion and is expected to grow 64% in 2014 to about $2.34 billion.  The market is expected to grow to about $10.2 billion over the next five years based on statewide legalization. Our internal estimate, based on data from Colorado, is that the market for cannabis consumption, if all states and the federal government were to legalize recreational use of cannabis, would be about $40 billion. This is consistent with most demand-based studies that estimate the market between $10 billion to $40 billion based on a variety of variables including pricing. We expect the market for peripheral products including phytocannabinoid-based nutraceuticals and pharmaceuticals to be larger. There can be no assurance when or if U.S. federal laws will change to legalize use of cannabis.

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

Core Business Competencies of Our Company

Our business strategy in fiscal 2016 and fiscal 2017 is (i) to develop a product portfolio of phytocannabinoid-based therapies for end of care and compassionate use and develop infrastructure for extracting phytocannabinoids; and (ii) to supply electronic parts for the Internet of Things. Our core competencies in these areas are the following:

·	A network of doctors, PhDs and intellectual property legal experts that have a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection and product formulation.

·	Knowledge of various cannabis strains, their phytocannabinoid profile, extraction methodology, and impact on various receptor sites.
·	Knowledge of the legal status of cannabis federally, in various states, and various countries.

·	A sophisticated and integrated approach to bidding, modeling, costing, management and monitoring of trading of electronic components, including an e-commerce platform that connects vendors with product manufacturers.

·	Knowledge, history and ability to work in the electronics sector in China and Hong Kong, among others, including specific knowledge of sourcing components.

·	Strong relationships with several important component manufactures.

Products and Services by Business Area in Fiscal 2016

Phytocannabinoid based therapies

Phytocannabinoids are chemical compounds that exert a range of effects on the human body, including impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. We have filed five provisional patents with the United States Patent and Trademark Office (“USPTO”), in the combination therapy space, for the indications of pain, medical refractory epilepsy and cachexia as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. In September 2015, the USPTO notified us that our provisional patent application (Prov. 62/050,864) based on a novel therapy that uses cannabinoid extracts for the treatment of pain was converted to a utility patent (PCT/US2015/050342, internal formulation IGC501). This formulation uses a combination of phytocannabinoids in a cream, for topical applications, for relieving pain in patients with psoriatic arthritis, fibromyalgia, scleroderma and other conditions. We intend to file the respective non-provisional patent application within 12 months of the provisional patent application. The American Pain Society recommends that pain be made more visible and categorized as the fifth vital sign. The treatment of pain is a great challenge for health care professionals as it often can debilitate individuals in ways that affects their day-to-day functioning, significantly impacting the nation’s productivity. Since 1999 there has been a 22 percent increase in the number of women who attribute their disability to arthritis. Health economists writing in The Journal of Pain, in September 2012, reported that the annual estimated national cost of pain ranges from $560 billion to $635 billion, more than the costs of the nation’s priority health conditions. A major disadvantage of using currently available drug therapies to treat severe chronic pain is that opioid based drugs may lead to side effects like hallucinations, constipation, sedation, nausea, respiratory depression, and dysphoria.

We have filed three phytocannabinoid based provisional patents (Prov. 1644/15, Prov. 1642/15, Prov. 1672/16) for the treatment of multiple types of seizure disorders and epilepsy in humans, dogs, and cats. About 3 million people in the United States and 50 million worldwide are affected by Epilepsy (Sander, 2003). Epilepsy is due to multiple factors including the modulation of Sodium, Potassium, GABA and NMDA channels. Modulating one or more of these receptors are required to maximally control epilepsy. It is believed that mono-therapy is adequate in up to 25 percent of patients. The onset of epileptic seizures can be life threatening including long-term implications (Lutz, 2004) including mental health problems, cognitive deficits and morphological changes (Swann, 2004, Avoli et al., 2005). The onset of epilepsy also greatly affects lifestyle as sufferers live in the fear of consequential injury or the inability to perform daily tasks (Fisher et al., 2000). Current medications using phenytoin provoke a skin rash in 5 to 10% of patients receiving the drug for the treatment of seizures and other disorders. Seizures in dogs and cats are caused by abnormal brain activity; they can be subtle or cause violent convulsions. Some seizures only occur once but repeated seizures require treatment to prevent larger areas of the brain from becoming affected.

In addition, we have filed a phytocannabinoid based provisional patent (Prov. 1646/15) for treating cachexia and eating disorders in humans and veterinary animals. About 1.3 million humans in the United States are affected each year by cachexia which is a weakness and wasting away of the body due to severe illness such as cancer, multiple sclerosis, Parkinson’s disease, HIV/AIDS and other progressive illnesses. Cachexia is secondary to an underlying disease such as cancer or AIDS and is a positive risk factor for death. It is often seen at the end-stage of cancer (Payne, et al. 2012; Rapini et al. 2007). Cancer induced cachexia is responsible for about 20% of all cancer deaths. It physically weakens patients to the extent that response to standard treatments is poor (Lainscak, et al. 2007; Bossola, et al. 2007).

There is no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO. In addition, when federal laws become more favorable, we intend to build leading edge facilities that we can use to grow, extract, and supply pharmaceutical grade phytocannabinoids.

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

The table below gives a brief overview of our trading operations in Hong Kong:

Electronic components purchased and sold	Average total cost of components purchased	Average total price of components sold
CMOS, Medical instruments, Power supplies, Integrated circuits, LED lighting	$5,489,887	$6,251,802

The following are the relevant features of the trading activities carried out by our subsidiary in Hong Kong:

The company carries out its trading activity based on purchase orders placed by product manufacturers in China, Japan, and Hong Kong.  We, in turn, place orders with our listed vendors, located in several countries.  There are no long-term contracts both for the purchases and sales made by the subsidiary. During fiscal 2016, our subsidiary did not carry out any value addition to the components sold and the purchases were made based on spot pricing of components.  The Company does carry an inventory of components that it believes to be in high demand. There is no hedging of currency.

With respect to the transportation and storage of goods, our subsidiary contracts with local transportation agents for the transportation of goods and manages rental space for storage of components. We have a long-term contract for the warehouse.

In the table included under Note 14 of our consolidated financial statements, we had total property, plant and equipment of $7,074,437 as of March 31, 2016.  Of this amount, the value of the three iron ore beneficiation plants in China, including the one under construction (under capital work-in progress) was $6,198,006.  We have initiated legal proceedings against the original owners of the mines and beneficiation plants and expect a resolution in fiscal year 2017.

Construction management and rental of heavy equipment

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

Revenue Contribution by Business Area

The following table sets out the revenue contribution from our operating subsidiaries:

Operating Subsidiaries	Business Area	Fiscal Year Ended March 31, 2016
TBL, Ultima	Construction, rental heavy equipment	$114,748
IGC-INT	Trading, electronic component, commodities	6,251,802
Total IGC		$6,366,550

Golden Gate Acquisition

On May 31, 2014, we completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong (“Golden Gate”), from Sunny Tsang Hon Sang, the sole shareholder of Golden Gate, pursuant to the terms of a Stock Purchase Agreement by and among the parties. Golden Gate, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components. The purchase price of the acquisition consists of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the Stock Purchase Agreement. The name of Golden Gate was changed to IGC International.

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

The Stock Purchase Agreement provides for "put" options under various circumstances that would allow us and Golden Gate to reverse the transaction by returning each other's shares. The put option held by Mr. Tsang Hon Sang would be triggered based on our share price dropping below certain minimum preset share prices for extended periods of time or the suspension of trading or delisting of our shares. The put option held by us would be triggered if Golden Gate has accumulated negative earnings for any of the next three fiscal years, and both parties have a put option if certain loan facilities cannot be renewed or new bank loans cannot be obtained. Our current share of the electronic trading market is less than 1%. As we are curtailing our low margin trading activity and realigning resources to the phytocannabinoid industry and real estate development and international project management industry, we are negotiating an exit from our ownership of Golden Gate. We anticipate exiting this acquisition and eventually the trading business.

Partnership with TerraSphere Systems

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, IGC will own 51% of each venture once production is operational. We are negotiating a conversion of the advance into shares of a Canadian public vehicle that TerraSphere expects to merge into.

Midtown Partners & Co., LLC Purchase Agreement

On December 18, 2014, IGC entered into a Purchase Agreement with Apogee, the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown.  In consideration of the initial membership interests, we are required to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain Q4 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing). The agreement had a deadline of June 30, 2015, for Apogee and Midtown Partners to obtain the requisite approvals from FINRA. Apogee did not file for approval on time, and consequently pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 owed by Apogee to us.  We are not seeking to consummate the acquisition of the remaining interest in Midtown Partners at this time. Midtown’s market share of the investment banking market is less than 1%.

Cabaran Ultima Sdn. Bhd. Acquisition

On February 11, 2016, we completed the acquisition of 100% of the outstanding share capital of Cabaran Ultima Sdn. Bhd., a corporation organized and existing under the laws of Malaysia (“Ultima”), from RGF Land Sdn. Bhd (“Land”), the sole shareholder of Ultima, pursuant to the terms of a Share Purchase Agreement among the parties. Ultima holds 51% of RGF Cabaran Sdn. Bhd., which holds 75% of RGF Construction Sdn. Bhd. The purchase price of the acquisition consists of up to 998,571 shares of our common stock, valued at approximately $169,758 on the closing date of the Share Purchase Agreement. Ultima and its management’s expertise include the following: (i) building agro-infrastructure for growing medicinal plants and botanical extraction, and (ii) construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels. Ultima’s market share of the real estate project planning, construction, and management industry in Malaysia is less than 1%.

Our Customers

In fiscal year 2016, our customers were product developers and product manufacturers that make routers, cameras, and health care products. In India, our present and past customers include the National Highway Authority of India, several state highway authorities, the Indian railways, and private construction companies.

Growth and Expansion Strategy

Our current focus is in two areas:

·	Continuing with the investments in the development of a portfolio of phytocannabinoid-based therapies; and

·	Expanding the real estate development and management in both India and Malaysia.

Competition and Competitive Advantage

The development of phytocannabinoid-based therapies is currently not very competitive. The largest amount of research in this area is done in Israel. The most significant research and FDA approved trials are done by one large pharmaceutical company, and to a lesser extent by two other large firms. In the United States there is very little wide spread research while most of the research is concentrated in Israel. This is mostly because the United States Drug Enforcement Administrating (“DEA”) classifies phytocannabinoid extracts as a Schedule 1 drug. This means that phytocannabinoids are characterized as “high potential for abuse,” and “no currently accepted medical use”. Further, any study conducted in the US must be registered and approved by the DEA and raw materials purchased through the National Institute of Drug Abuse (NIDA). We compete with two large pharmaceutical companies, and three small companies. There are several microcap companies that also compete in this space. Our competitive advantage is based on experience and deep knowledge of medicine, biochemistry, intellectual property protection, FDA trials, extraction techniques, knowledge of plant strains, access to foreign markets where testing has less regulatory hurdles, and a strategy that is well differentiated. In the electronic trading and leasing business we compete on price, low overheads and low marketing expenses.

Sales and Marketing

For our electronic business, our sales force located in Hong Kong and China consists of individuals that have expertise and contacts in the electronic product development sector.  The sales professional follows the list of bidders for the supply of electronic components and partners with component manufacturers to bid on the order.  Much of this is automated by our e-commerce platform that connects manufacturers to product developers. Once a contract is awarded, we then ensure smooth and high quality logistics and supply to meet deadlines.  Frequently, our sales force will call on suppliers and customers and negotiate an acceptable price point for the components. Typically, the sales cycle lasts between one to two weeks.

Technology Platform and Intellectual Property

We have intellectual property attorneys that file patents or provisional patent applications for a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements and other intellectual property protection methods to safeguard our technology, research and development. We have applied for preliminary patents on phytocannabinoid-based therapies in the areas of pain management, medical refractory epilepsy and cachexia. The Company holds all rights to the patents that have been filed by us with the USPTO.

Employees and Consultants

As of July 14, 2016, we employed a work force of approximately 65 employees and contract workers in the United States, Hong Kong, China, India and Malaysia. We have a total of 31 full-time employees, with the rest being part-time or seasonal. In addition, we have several advisors that are highly qualified in their specific areas of expertise.

Governmental Regulations

In the United States, 25 states, Guam, Puerto Rico and The District of Columbia have allowed (subject to licensing) the cultivation, processing and sale of cannabis. However, cannabis including certain phytocannabinoids derived from the plant, specifically the psychoactive compound Tetrahydrocannabinol (THC) and the non-psychoactive, medically useful compound Cannabidiol (CBD) are both considered to be Schedule 1 drugs under the Control Substances Act (CSA). The implication for us is that testing such as determining drug efficacy and toxicity screening of our formulations in the US will require arduous procedural registration and approval from the DEA and sourcing from the NIDA. In order to remain compliant with both federal and state laws we have deferred testing formulations in the US and expect to pursue such testing in a foreign country where it is legal to do so. Our business is impacted by government regulations surrounding the transfer of money to and from foreign countries. India, Malaysia, and China have strict foreign exchange regulations that make it difficult to move money in and out of these countries. Because we are a US based company we are subject to US laws that govern money laundering and this results in arduous amounts of paper work, delays, and extreme amounts of scrutiny.

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

Risks Related to Our Business and Expansion Strategy

Our strategy with two distinct lines of business makes it difficult to find accretive acquisitions and attract management.

Attracting management that understand the US regulatory environment, public company compliance, and is comfortable in the foreign countries we operate in is difficult. Finding them in acquired companies is even more difficult. The acquisitions we make will depend on our ability to identify suitable companies to acquire, to complete those acquisitions on terms that are acceptable to us and in the timeframes and within the budgets we expect, and to thereafter improve the results of operations of the acquired companies and successfully integrate their operations on an accretive basis.  There can be no assurance that we will be successful in any or all of these steps.

We may be unable to continue to scale our operations, make acquisitions, or continue as a going concern if we do not successfully raise additional capital.

Building facilities, conducting research, and creating products from our formulations either in the pharmaceutical or nutraceutical space require additional capital. If we are unable to successfully raise the capital we need we may need to reduce the scope of our businesses to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.  We have incurred losses from operations in our prior two fiscal years and have a lack of liquidity for expansion.  While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurance that we will be successful in these efforts or will be able to raise enough capital for planned expansion.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

Our short-term focus is to become profitable.  However, there can be no guarantee that our efforts will be successful.  Even if we again achieve profitability, given our dependence on foreign country GDP growth and macroeconomic factors, we may not be able to sustain profitability and our failure to do so would adversely affect our businesses, including our ability to raise additional funds.

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

As a public reporting company whose shares are listed for trading on the NYSE MKT, we are subject to various regulations.  Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure on controls and procedures and our internal control over financial reporting.  As we have made and continue to make acquisitions in foreign countries, our internal controls and procedures may not be able to prevent errors or fraud in the future. We cannot guarantee that we can establish internal controls over financial reporting immediately on companies that we acquire.  Thus, faulty judgments, simple errors or mistakes, or the failure of our personnel to enforce controls over acquired companies or to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of our control systems are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our ability to continue as a reporting company listed on a national securities exchange.

We have a limited senior management team size that may hamper our ability to effectively manage a publicly traded company and manage acquisitions and that may harm our business.

Since we operate in several foreign countries, we use consultants, including lawyers and accountants, to help us comply with regulatory requirements and public company compliance on a timely basis.  As we expand, we expect to increase the size of our senior management.  However, we cannot guarantee that in the interim period our senior management can adequately manage the requirements of a public company and the integration of acquisitions, and any failure to do so could lead to the imposition of fines, penalties, harm our business, status as a reporting company and our listing on the NYSE MKT.

We own 24.9% of Midtown Partners (MTP) and will be subject to risks associated with being a minority member of the LLC with limited control.

We own 24.9% of MTP and, therefore, the investment will subject us to risks associated with being a minority member of the LLC with limited control. In addition to the specific risks associated with the minority investment in Midtown Partners, we will be subject to general acquisition-related risks discussed more generally in these “Risk Factors.”

Our expansion is dependent on laws pertaining to the legal cannabis industry.

We expect to acquire companies and hire management in the areas that we have identified.  These include, among others, electronics and bio-pharmaceuticals with a focus on capitalizing on specific niches within these areas such as phytocannabinoid-based therapies.  Entry into any of these areas requires special knowledge of the industry and products.  In the event that we are perceived to be entering the legal cannabis sector, even indirectly or remotely, we could be subject to increased scrutiny by regulators because, among other things, marijuana is a Schedule-I controlled substance and is illegal under federal law.  Our failure to adequately manage the risk associated with these businesses and adequately manage the requirements of the regulators can adversely affect our business, our status as a reporting company and our listing on the NYSE MKT.  Further, any adverse pronouncements from regulators about businesses related to the legal cannabis sector could adversely affect our stock price if we are perceived to be in a company in the cannabis sector.

Our company is in a very new and highly regulated industry. Significant and unforeseen changes in policy may have material impacts on our business.

Continued development in the phytocannabinoids industry is dependent upon continued state legislative authorization of cannabis as well as legislation and regulatory policy at the federal level. The federal Controlled Substances Act currently makes cannabis use and possession illegal on a national level. While there may be ample public support for legislative authorization, numerous factors impact the legislative process. Any one of these factors could slow or halt use and handling of cannabis in the United States or in other jurisdictions, which would negatively impact our development of phytocannabinoid-based therapies and our ability to test and productize these therapies.

Many U.S. state laws are in conflict with the federal Controlled Substances Act. While we do not intend to distribute or sell cannabis in the United States, it is unclear whether regulatory authorities in the United States would object to the registration or public offering of securities in the United States by our company, to the status of our company as a reporting company, or even to investors investing in our company if we engage in legal cannabis production and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. In addition, the status of cannabis under the Controlled Substances Act may have an adverse effect on federal agency approval of pharmaceutical use of phytocannabinoid products. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets, test our therapies, or create products from these phytocannabinoid based therapies.

Banks and clearing houses may make it difficult for us to trade and clear our stock because they believe we are in the cannabis industry.

Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis. While there may be ample public support for legislative authorization, numerous factors impact the legislative process. Additionally, many U.S. state laws are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. While we do not intend to harvest, distribute or sell cannabis in the United States, our presence in the pharmaceutical space can be misunderstood as being in the sale and distribution part of the cannabis industry. This could lead banks, regulators and others to mislabel our company. As such our stock could suffer if investors are unable to deposit their shares with a broker dealer and have those share clear.

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

 Our quarterly revenue, operating results and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

·	Fluctuations in revenue due to seasonality of the electronics market place, which results in uneven revenue and operating results over the year;

·	Additions and departures of key personnel; and

·	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

We have filed a lawsuit against Ironman that could result in a write down of our holdings in China

We have filed a lawsuit in the circuit court of Maryland, against 24 defendants related to the acquisition of Ironman, seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants. It is anticipated that the lawsuit will go to trial in mid-2017. Adjudication of the court case in favor of IGC would mean that the Ironman assets would be removed from the balance sheet of IGC reducing IGC’s total assets and a reduction in the corresponding additional paid in capital. An adverse ruling by the court would result in a potential reevaluation or sale of Ironman assets and a possible write down of the assets.

We may not successfully register the provisional patents with the United States Patent and Trademark Office

We have filed five provisional patents with the United States Patent and Trademark Office (“USPTO”), in the combination therapy space, for the indications of pain, medical refractory epilepsy and cachexia as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. There is no guarantee that our applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This in turn may have a material and adverse impact on the trading price of our common stock.

Risks Related to Ownership of Our Common Stock

Future sales of common stock by us could cause our stock price to decline and dilute your ownership in our company.

There are currently 11,656,668 outstanding public warrants to purchase 1,165,265 shares of our common stock and stock options to purchase 130,045 shares of our common stock.  We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur.  If we raise funds by issuing additional securities in the future or the outstanding warrants or stock options to purchase our common stock are exercised, the newly-issued shares will also dilute your percentage ownership in our company.

The market price for our common stock may be volatile.

The trading volume in our common stock may fluctuate and cause significant price variations to occur.  Fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results.  Our stock price may fluctuate as a result of a number of events and factors such as those described elsewhere in this “Risk Factors” section, events described in this report, and other factors that are beyond our control.  In addition, the stock market, in general, has historically experienced significant price and volume fluctuations.  Our common stock has also been volatile, with our 52-week price range being at a low of $0.14 and a high of $0.83 per share. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. In addition, it is possible, given our current trading price, that we may fail to comply with the minimum trading price required to trade our shares on the NYSE Market.

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

Business Combinations.  Under the Maryland General Corporation Law, some business combinations, including a merger, consolidation, share exchange or, in some circumstances, an asset transfer or issuance or reclassification of equity securities, are prohibited for a period of time and require an extraordinary vote. These transactions include those between a Maryland corporation and the following persons (a “Specified Person”):

·	an interested stockholder, which is defined as any person (other than a subsidiary) who beneficially owns 10% or more of the corporation’s voting stock, or who is an affiliate or an associate of the corporation who, at any time within a two-year period prior to the transaction, was the beneficial owner of 10% or more of the voting power of the corporation’s voting stock; or

·	an affiliate of an interested stockholder.

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

Board of Directors. The Maryland General Corporation Law provides that a Maryland corporation which is subject to the Exchange Act and has at least three outside directors (who are not affiliated with an acquirer of the company) under certain circumstances may elect by resolution of the board of directors or by amendment of its charter or bylaws to be subject to statutory corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Under these provisions, a board of directors may divide itself into three separate classes without the vote of stockholders such that only one-third of the directors are elected each year. A board of directors classified in this manner cannot be altered by amendment to the charter of the corporation. Further, the board of directors may, by electing to be covered by the applicable statutory provisions and notwithstanding the corporation’s charter or bylaws:

·	provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting,

·	reserve for itself the right to fix the number of directors,

·	provide that a director may be removed only by the vote of at least two-thirds of the votes entitled to be cast generally in the election of directors, and

·	retain for itself sole authority to fill vacancies created by an increase in the size of the board or the death, removal or resignation of a director.

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

Our accounting personnel are located in India, Hong Kong, Malaysia, China and the United States, primarily near our businesses.  The staff in Malaysia is new, as they were part of an acquisition made in 2016. While training is ongoing, we cannot guarantee that they will not make a mistake. We have addressed this by hiring consultants with sufficient background in SEC reporting and filing requirements and training staff on accounting and reporting controls and procedures.  In addition, we have engaged a legal firm with extensive SEC reporting expertise and an individual with extensive SEC and GAAP reporting experience to help us with our disclosure controls and procedures and internal controls over financial reporting.  However, despite these efforts, a mistake in our ability to prepare financial statements and maintain our books and records in accordance with U.S. GAAP, and SEC rules and regulations, could constitute a material weakness in our internal controls over financial reporting unless rectified. For more information, please see Item 9A, “Controls and Procedures.”

We incur costs as a result of operating as a public company.  Our management is required to devote substantial time to new compliance initiatives.  Because we report in U.S. GAAP, we may experience delays in closing our books and records, and delays in the preparation of financial statements and related disclosures.

As part of a public company with operations substantially in foreign countries, we experience increased legal, accounting and other expenses.  In addition, the new rules implemented by the SEC and the NYSE MKT have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. We expect to take actions that include the curtailment of activity whose reporting and compliance costs exceed any present or future shareholder benefit.  We also anticipate installing improved systems and processes. However, we cannot be certain as to the timing or completion of the remediation actions, or their full impact on our operations.  Furthermore, it is difficult to hire personnel in India, Malaysia and China who have sufficient experience with U.S. GAAP and SEC rules and regulations. We do not foresee a problem other than the time and increased cost required to hire qualified individuals, complete the training and to implement the improved processes.  However, until then we may experience delays in the preparations of financial statements and related disclosures.

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

We have not had a chief financial officer with significant U.S. GAAP or SEC reporting experience. Our strategy to supplement the gap in reporting knowledge or experience is to use the advisory services of experts. Although we are actively seeking individuals with sufficient knowledge of U.S. GAAP and Accounting Standards Codification and SEC rules and regulations, qualified individuals with necessary language and geographic experience are proving to be difficult to find. Therefore, we may experience “weakness” and potential issues in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a weakness relating to our company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. GAAP, and internal controls over financial reporting, particularly with our reporting in China.  Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of new acquisitions, changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This may result in significant deficiencies or material weaknesses in our internal controls, which could affect the reliability of our financial statements and prevent us from complying with SEC rules and regulations.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock.  To the extent that the market place perceives that we do not have a strong financial staff and internal controls over financial reporting, the market for and price of our stock may be impaired.

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

Forward-looking statements are based upon, among other things, our assumptions with respect to:

·
our ability to successfully register patents, market new products and services, including but not limited to real estate in Malaysia, leasing products in India, Malaysia and the USA, and achieve customer acceptance in the industries we serve;

·	our ability to accurately predict the future demand of our products;
·	competition in exploiting phytocannabinoids for pharmaceutical and nutraceutical applications;
·	federal and state legislation and administrative policy for regulating phytocannabinoids;
·	our ability (based in part on regulatory concerns) to build and or lease facilities for vertical farming that can eventually be used by us to produce pharmaceutical grade phytocannabinoids;
·	our ability to obtain and protect patents for the use of phytocannabinoids;
·	our ability to enter into new licenses and contracts, and perform them successfully;
·	current and future economic and political conditions, in specifically but not limited to North America, Malaysia, India, and China; and
·	other assumptions described in this prospectus supplement underlying or relating to any forward-looking statements.

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

Item 1B.                Unresolved Staff Comments

None.

Item 2.                   Properties

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814.  TBL’s headquarters are located in Kochi, India. IGC International is located in Hong Kong. PRC Ironman is located in Linxi, Inner Mongolia, PRC.  Cabaran Ultima’s is located in Kuala Lumpur, Malaysia. In addition, we have offices or representatives in Mauritius, and Nagpur, India.

We pay IGN, LLC, an affiliate of Ram Mukunda, our President and Chief Executive Officer, $4,500 per month for office space and certain general and administrative services in the United States.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN LLC is at least as favorable as we could have obtained from an unaffiliated third party. The agreement is on a month-to-month basis and may be terminated by our Board of Directors at any time without notice.

During the fiscal year ended March 31, 2016, total rent expense was $54,000. We expect that this expense will remain at approximately this level during the fiscal year ending March 31, 2017.

In India we have real estate that we may develop. However, we are not involved in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. In fiscal 2016, our company operated through its subsidiaries in India, Hong Kong and Malaysia.

In fiscal 2016, in India we were involved in renting heavy machinery. Our subsidiary IGC-MPL owns an office space of about 1,500 sq. feet.  The office space was acquired in 2010 is located in Nagpur, India, and has a gross value of $58,195.  Our subsidiary TBL has an apartment located in Cochin, India with a gross value of $63,165.

PRC Ironman owns three beneficiation plants in Linxi, Inner Mongolia. The beneficiation plants consist of buildings with a gross value of $1,002,484, plant and equipment with gross value of $4,992,484 and construction in progress with a gross value of $4,027,354 along with other assets such as office equipment, furniture, fixtures, computer equipment and vehicles. These plants have the capacity to beneficiate low-grade iron ore.  The production capacity depends on the quality of raw materials used.  For example, using low grade iron ore with 3% FE content, the plants are designed to produce between 6,000 and 10,000 tons of high grade iron ore a month.  These plants were not operational in fiscal 2016. These assets are part of the lawsuit filed by IGC against the 24 shareholders of Ironman.

The table below summarizes the nature of activity, type of license required and held and encumbrances in obtaining permit for each location where the company operates through its subsidiaries:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
USA	Phytocannabinoid research and facilities	General business, (DEA clearance, FDA approvals eventually required in the future)	General business licenses	In fiscal 2016 we did not apply for DEA permits.
India	Rental of heavy equipment	General business license required	All appropriate business registrations with tax authorities in various states in India	There were no encumbrances in maintaining the license in fiscal 2016.
China	1. Beneficiation plant 2. Trading in iron ore	Permit to beneficiate	Business license to beneficiate iron ore and trade iron ore	Subject to lawsuit filed by IGC against the 24 shareholders of Ironman
Hong Kong	Trading of electronic components	General business license	General business license	There were no encumbrances in maintaining the business license in fiscal 2016
Malaysia	Real estate management	General business license to construct and manage real estate	General business license to construct and manage real estate	There were no encumbrances in maintaining the business license in fiscal 2016

Item 3.                   Legal Proceedings

There are no material pending or threatened legal proceedings against IGC.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock trades on the NYSE MKT under the symbol “IGC” with CUSIP number 45408X308. The warrants, subsequent to their delisting from the NYSE Market, trade on the OTC Markets.

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

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
June 30, 2014	2.00	0.65	0.03	0.01
September 30, 2014	1.48	0.70	0.03	0.01
December 31, 2014	0.83	0.60	0.01	0.01
March 31, 2015	0.70	0.41	0.02	0.01
June 30, 2015	0.69	0.21	0.01	0.01
September 30, 2015	0.43	0.15	0.01	0.00
December 31, 2015	0.29	0.14	0.02	0.00
March 31, 2016	0.83	0.16	0.04	0.00
June 30, 2016	0.52	0.46	-	-
July 11, 2016	0.59	0.55	-	-

On July 11 2016, the last reported sale price of our common stock, as reported on the NYSE MKT, was $0.57 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2016, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (2)	$130,045	(3)	$5.60	$1,117,273
_______________

(1)	Consists of our 2008 Omnibus Incentive Plan, as amended. See Note 16, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)	Includes grants during fiscal years ended March 31, 2010, 2012, 2013, 2014, 2015 and 2016. There were no grants during the fiscal year ended March 31, 2009, 2011.

(3)	The number of options outstanding is 1,300,450 with an average exercise price of $0.56. Each option exercised at an average price of $0.56 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.56 for an aggregate price of $5.60 entitle the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 130,045 shares. The options expire on June 27, 2016.

Holders

As of June 29, 2016, we had approximately 3,200 holders of record of our common stock, and approximately 2,000 holders of record of our warrants.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fiscal year ended March 31, 2016, which were not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended March 31, 2016, we made no purchases of our own equity securities.

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

Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2016 and 2015 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2016 and 2015, it is more likely that the company will not recognize tax benefits related to accumulating net operating losses.

The issuance by IGC of its common stock to (1) HK Ironman stockholders in exchange for HK Ironman stock; to (2) Golden Gate Electronics Ltd (“GG”) in exchange for GG stock; to (3) Apogee Financial in exchange for Midtown Partners stock; and to Cabaran Ultima (“Ultima”) in exchange for Ultima’s stock, as contemplated by the respective stock purchase agreements between the Company and HK Ironman, PRC Ironman and their stockholders; between the Company and Golden Gate Electronics Ltd and its stockholders; between the Company and Apogee Financial and their stockholders; and between the Company and Cabaran Ultima and its stockholders , generally will not be taxable transactions to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss because of the approval of the shares for U.S. federal income tax purposes.

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

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, IGC International and Cabaran Ultima, which are two of the legal entities in Hong Kong and in Malaysia, respectively, are also considered separate reporting units and therefore the Company believes that the assessment of goodwill impairment at the subsidiaries level, which are also a reporting unit each, is appropriate.

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

Impairment of investment

The impairment analysis test is done based on a similar recoverable approach as used in the impairment test for goodwill described above.  The fair value of land is determined based on an independent appraisal of the land held by Sricon.  The estimated amount of liability is based on the information available with us with respect of bank debt and other borrowings. In 1995, IGC's subsidiary TBL made an investment of $50,000 (INR 3,000,000) in Bhagheeratha Developers Limited. Based on the latest review of the balance sheet of this entity, we impaired this investment by $2,921 in fiscal year 2016.

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

Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (DVA) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The company is evaluating the effect that ASU 2015-03 will have on its Consolidated Financial Statements.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share: In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which is intended to reduce diversity in practice related to the categorization of investments measured at NAV within the fair value hierarchy. The ASU removes the current requirement to categorize investments for which fair value is measured using the NAV per share practical expedient within the fair value hierarchy. Adoption of the ASU did not have a material effect on the Company’s financial statements.

Debt Issuance Costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to conform the presentation of debt issuance costs to that of debt discounts and premiums. Thus, the ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective beginning on January 1, 2016. Early adoption is permitted, including adoption in interim period. The company is evaluating the effect that ASU 2015-03 will have on its Consolidated Financial Statements.

Consolidation: In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will reduce the number of consolidation models. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2015-02 will have on its Consolidated Financial Statements.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

Discontinued Operations and Significant Disposals: In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 810) and Property, Plant, and Equipment” (Topic 360), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under previous U.S. GAAP. ASU 2014-08 requires that a disposal of components of an entity (or groups of components) be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the reporting entity’s operations and financial results. ASU 2014-08 is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The impact of adopting the ASU was not material.

Results of Operations

Fiscal Year ended March 31, 2016 compared to Fiscal Year ended March 31, 2015

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2016 and 2015:

	Year ended March 31	Year ended March 31
	2016	2015	Change	Percent Change
Revenue	$6,366,550	$7,680,257	(1,313,707)	(17.10)
Cost of revenues	(5,523,256)	(7,100,568)	1,577,312	(22.21)
Selling, General and Administrative expenses	(2,702,753)	(4,140,434)	1,437,681	(34.72)
Depreciation	(728,741)	(781,546)	52,805	(6.76)
Impairment loss – goodwill			0	0.00
Loss of investment /joint venture /associates	(317,510)		(317,510)	100.00
Operating income (loss)	$(2,905,710)	$(4,342,291)	1,436,581	(33.08)
Interest and other financial expenses	(213,928)	(286,332)	72,404	(25.29)
Interest Income	2,085	6,799	(4,714)	(69.33)
Other Income (loss)	284,186	(56,367)	340,553	(604.17)
Income before income taxes and minority interest attributable to non-controlling interest	$(2,833,367)	$(4,678,191)	1,844,824	(39.43)
Tax benefit/(expense)	(579)	(5,157)	4,578	(88.77)
Income/Loss after income taxes	$(2,833,946)	$(4,683,348)	1,849,402	(39.49)

Revenue– Total revenue was about $6.36 million for the year ended March 31, 2016, as compared to about $7.68 million for the year ended March 31, 2015, a decrease of about 17.4%. In both fiscal years our main revenue driver was electronic component trading. In fiscal year 2015, we diversified away from iron ore to electronic components through the acquisition of Golden Gate in Hong Kong. The decrease in revenue is based on the volume and product diversity of electronic components.

Cost of Revenue– Cost of electronic components consists of primarily of the cost of purchasing components from the manufactures, transportation, storage costs, local fees, handling and other logistic costs. The cost of revenue decreased in 2016 as a result of a decrease in revenue. Cost of revenue was about $5.52 million in 2016 as compared to about $7.1 million in 2015. The cost of revenue as a percentage of the revenue was approximately 86% during fiscal 2016 as compared to 92% during fiscal 2015. The decrease in the cost of revenue in 2016 over 2015 is based on lower cost of purchasing components from component manufacturers.

Selling, General and Administrative expenses – These consist primarily of employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions and write offs relating to doubtful and bad debts and advances. Selling, general and administrative expenses were about $2.7 million for fiscal 2016 as compared to about $4.14 million for fiscal 2015, a decrease of 34.8%. The overall SG&A for fiscal 2016 consists primarily of (i) non-cash charges associated with ESOP and other share issuances; (ii) one-time expenses associated with raising capital and the acquisition of Ultima; and (iii) some non-cash R&D expenses for the development of phytocannabinoid therapies. Adjusted for these events, the SG&A for fiscal 2016 reflects a steep cut in expenses associated with a further realignment of resources with the current business plan.

Depreciation and amortization– The depreciation and amortization expense was about $0.73 million in 2016 as compared to about $0.78 million in fiscal year 2015.

Operating income (loss)– Loss from operations was about $2.9 million in fiscal year 2016, as compared to about $4.34 million in fiscal year 2015. The lower operating loss year over year is attributed to lower SG&A. In the operating loss we include $0.73 million of depreciation mostly associated with the beneficiation equipment in China that is not in operation.

Interest and other financial expense – The interest expense for the year ended March 31, 2016 was about $0.21 million as compared to about $0.29 million for the year ended March 31, 2015. The payment of interest by the Company is made through the issuance of a fixed amount of stock. Therefore, most of the interest expense is non-cash.

Interest income – The interest income for the year ended March 31, 2016 was about $2,085 as compared to about $6,799 for fiscal year 2015.

Other income – In fiscal year 2016, we reported a gain of about $0.28 million in other income, and a loss of about $0.06 million in other income in fiscal year 2015. Our operational currencies are the Indian rupee (INR), the Chinese yuan (RMB), the Hong Kong dollar (HKD) and Malaysian ringgit (RM). In fiscal 2016 and fiscal 2015 the Indian rupee weakened, the Chinese currency strengthened and the Hong Kong dollar remained unchanged as it is pegged to the U.S. dollar. The gain in fiscal 2016 was the result of the sale of land by TBL.

Deferred Income tax credit – We had an income tax credit of about $0.35 million for the year ended March 31, 2016 as compared to the credit of about $0.32 million for the year ended March 31, 2015. The income tax credit in fiscal 2016 is not shown on the statements but remains with the Company for a potential offset against future earnings. Deferred income tax assets, net of valuation allowances are expected to be realized through future taxable income.  The valuation allowance increased in 2016 by $1.29 million, primarily related to US net-operating losses.  The company intends to maintain valuation allowances for deferred tax assets until there is sufficient evidence to support the reversal of the valuation allowance.  Deferred tax assets relating to foreign acquisitions costs are expected to be utilized. Therefore, those deferred tax assets remain as part of deferred tax assets.

Net loss – The Company had a loss of about $2.8 million for fiscal year 2016 as compared to a loss of about $4.6 million for fiscal year 2015.

Balance sheet explanations

Accounts receivable – Our accounts receivable for fiscal 2016 is about $0.96 million and for fiscal 2015 was about $0.99 million. The accounts receivable in fiscal 2016 decreased as our revenue decreased. The primary component of the accounts receivable in fiscal 2016 are receivables from electronic customers and from a construction claim in the amount of $0.47 million that has been awarded to our subsidiary in India. We expect to collect this amount in the next 12 months.

Inventory –  In fiscal year 2016, our inventory was about $0.16 million and in fiscal year 2015 was about $0.71 million.  In fiscal year 2016 our inventory consists of electronic components. The electronic component inventory decreased substantially as we started to wind down the business.

Property, plant and equipment, net - As of March 31, 2016, our PP&E net of depreciation is about $7.07 million and, at March 31, 2015, was about $7.78 million.

Investment others – In fiscal year 2016, our investment was about $5.17 million and at March 31, 2015 it was about $0.03 million. The increase in investment stems from the acquisition of land in Nagpur India that was part of the settlement with Sricon. This is a reclassification from Investment in affiliates.

Investment in affiliates –  In fiscal year 2016, our investment in affiliates was about $0.61 million and at March 31, 2015 it was about $6.0 million. The decrease in Investment in affiliates reflects the reclassification between Investment others and Investment in affiliates.

Intangible assets and goodwill – The value of intangible assets as of March 31, 2016 amounted to about $1.29 million as compared to about $1.29 million as of March 31, 2015. There has been an increase in goodwill associated with the acquisition of Ultima in Malaysia which is offset against the amortization of goodwill.

Liabilities – The total liability as of March 31, 2016 was about $4.91 million as compared to $5.58 million as of March 31, 2015, a decrease of about $0.68 million. The majority of the decrease comes from our decreased use of short and long term borrowing from banking facilities for the trading of electronic components. We deployed cash from our reserves and from banking facilities to trading electronic components.

Working Capital – Our working capital as of March 31, 2016, is about $0.64 million.

Non-controlling interest – The non-controlling interest of $0.47 million in fiscal 2016 is attributed to our 95% ownership of H&F Ironman Ltd.,51% ownership of IGC International and Cabaran Ultima's subsidiaries.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the years ended March 31, 2016 and 2015. At the end of fiscal year 2016, the Company has about $1.49 million in cash and cash equivalents. In fiscal 2016, the non-GAAP total cash burn after adjusting for non-cash items that include ESOPs, interest payments paid in stock, foreign exchange losses, and one time acquisition related expenses and other miscellaneous non-cash items is about $0.86 million. The cash burn is primarily associated with public company expenses, with our large operating subsidiary at breakeven. It does not include cash spent on investments or construction in progress.

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

The balance of cash and cash equivalents held by of our foreign subsidiaries as of fiscal 2016 and 2015 are shown below.

Fiscal Year Ended	Total Cash held by foreign subsidiaries
March 31, 2016	$611,831
March 31, 2015	$724,386

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

Customer Risk

In Hong Kong, the Company’s customers are companies that build electronic products and are involved in the Internet of Everything and the health care sectors.  In India, the Company’s customers are construction companies and agricultural companies.  In China the Company’s customers are the steel mills and iron ore traders. The loss of a significant client may have a short-term adverse effect on the Company.  The concentration of our revenue in fiscal year 2016 was that we received 80% of our revenue from forty customers.  Further, the three largest customers contributed 15% to our revenue.

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

Labor Risk

We see limited labor risk in India, Hong Kong, Malaysia or the United States.  None of our work force is unionized.

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Hong Kong, Indian, Chinese and Malaysian governments and U.S. securities regulators.  Those obligations relate to, among other things, our financial reporting, trading activities, capital requirements and the supervision of its employees. Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance.  We are mitigating this risk by hiring local consultants and staff who can manage the compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have a negative impact on our future earnings.

Interest Rate Risk

We depend on leverage for most of our business.  A typical trading contract requires that we furnish an earnest money deposit, a performance guaranty and the ability to discount letters of credit. As interest rates rise, our cost of capital is expected to increase and that may impact our margins.

Exchange Rate Sensitivity

Our subsidiary in Hong Kong, IGC International Ltd., conducts all business in Hong Kong dollars (HKD).  Our Indian subsidiaries conduct all business in Indian rupees (INR) with the exception of foreign equipment that is purchased from the United States or Europe. Our Chinese subsidiary, PRC Ironman, conducts all business in renminbi (RMB). Our Malay subsidiary, Cabaran Ultima, conducts all business in ringgit (RM). Exchange rates have an insignificant impact on our financial results. However, as we convert from Hong Kong dollars, Indian rupees, renminbi, and ringgit to U.S. dollars and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings. Essentially, a stronger U.S. dollar decreases our reported earnings and a weakening U.S. dollars increases our reported earnings. We have loans in U.S. dollars and in foreign currencies.

In the analysis below, we compared the reported revenue and expense for fiscal year 2016 based on the average exchange rate used for fiscal year 2015 to highlight the impact of exchange rate changes on IGC’s revenue and expenses.

	As of March 31, 2016
	Current Exchange	Previous Exchange		Percentage
	Rate	Rate	Change	change

Total Income	$6,366,550	$6,400,274	(33,724)	-0.53%
Total expenses before Taxes	$(9,199,917)	$(9,332,555)	132,638	-1.44%

Net	$(2,833,367)	$(2,932,281)	98,914

Foreign Currency Translation

IGC operates in India, Hong Kong, China and Malaysia and a substantial portion of the Company’s sales are denominated in INR, HKD, RMB and RM, as of those respective operations. As a result, changes in the relative values of the U.S. dollar and INR, HKD, RMB or the RM affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

The accompanying financial statements are reported in U.S. dollars. The INR, HKD, RMB and the RM are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

The exchange rates used for translation purposes are as follows:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2006-07	INR 45.11 per USD	INR 43.10 per USD
2007-08	INR 40.13 per USD	INR 40.42 per USD
2008-09	INR 46.49 per USD	INR 50.64 per USD
2009-10	INR 47.91 per USD	INR 44.95 per USD
2010-11	INR 44.75 per USD	INR 44.54 per USD
2011-12	INR 47.715/RMB 6.29 per USD	INR 50.89/RMB 6.30 per USD
2012-13	INR 54.357/RMB 6.28/HKD 7.77 per USD	INR 54.52/RMB 6.21/HKD 7.76 per USD
2013-14	INR 60.35/RMB 6.21/HKD 7.76 per USD	INR 60.00/RMB 6.22 /HKD 7.76 per USD
2014-15	INR 61.11/RMB 6.21/HKD 7.80 per USD	INR 62.31 /RMB 6.20/HKD 7.80 per USD
2015-16	INR 65.39/RMB 6.32/HKD 7.76/RM 4.11 per USD	INR 66.25/RMB 6.44/HKD 7.76/ RM 3.90 per USD

Item 8.                   Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2016.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in two-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

AJSH & Co LLP
Delhi, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 14, 2016

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

All amounts in USD except share data	As of
	31-March - 16	31-March - 15
	(audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,490,693	$824,492
Accounts receivable, net of allowances	962,658	993,296
Inventories	162,091	709,649
Prepaid expenses and other current assets	1,226,507	1,950,295
Total current assets	$3,841,949	$4,477,732
Goodwill	1,180,951	982,782
Intangible Assets	113,321	306,131
Property, plant and equipment, net	7,074,437	7,784,447
Investments in affiliates	609,148	5,997,058
Investments-others	5,175,392	30,477
Deferred Income taxes	356,684	318,548
Other non-current assets	507,300	434,284
Total long-term assets	$15,017,233	$15,853,727
Total assets	$18,859,182	$20,331,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	27,762	1,280,356
Trade payables	330,631	174,584
Accrued expenses	300,111	422,252
Loans - others	189,680	73,707
Notes payable	1,800,000	-
Other current liabilities	550,877	496,985
Total current liabilities	$3,199,061	$2,447,884
Long -term borrowings	801,467	323,904
Notes payable	-	1,800,000
Other non-current liabilities	910,583	1,009,889
	$1,712,050	$3,133,793
Total liabilities	$4,911,111	$5,581,677
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 14,766,333 issued and outstanding as of March 31, 2015 and 23,265,531 issued and outstanding as of March 31, 2016.	$2,327	$1,477
Additional paid-in capital	65,885,243	63,479,918
Accumulated other comprehensive income	(2,269,357)	(1,913,585)
Retained earnings (Deficit)	(50,142,199)	(47,333,955)
Total equity attributable to Parent	$13,476,014	$14,233,855
Non-controlling interest	$472,057	$515,927
Total stockholders' equity	$13,948,071	$14,749,782
Total liabilities and stockholders' equity	$18,859,182	$20,331,459

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	All amounts in USD except share data
	Year ended March 31,
	2016	2015

Revenues	$6,366,550	$7,680,257
Cost of revenues (excluding depreciation)	(5,523,256)	(7,100,568)
Selling, general and administrative expenses	(2,702,753)	(4,140,434)
Depreciation	(728,741)	(781,546)
Loss on investments / associates /joint ventures	(317,510)
Operating income (loss)	$(2,905,710)	$(4,342,291)
Interest expense	(213,928)	(286,332)
Interest income	2,085	6,799
Other income, net	284,186	(56,367)
Income before income taxes and minority interest attributable to non-controlling interest	$(2,833,367)	$(4,678,191)
Income taxes benefit/ (expense)	(579)	(5,157)
Net income/(loss)	$(2,833,946)	$(4,683,348)

Non-controlling interests in earnings of subsidiaries	(25,702)	(69,165)
Net income / (loss) attributable to common stockholders	$(2,808,244)	$(4,614,183)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.17)	$(0.31)
Diluted	$(0.17)	$(0.31)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	16,387,290	14,755,893
Diluted	16,387,290	14,755,893

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Audited)

	Year ended March 31
	2016			2015
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(2,808,244)	$(25,702)	$(2,833,946)	$(4,614,183)	$(69,165)	$(4,683,348)
Foreign currency translation adjustments	(355,772)	-	(355,772)	103,230		103,230
Comprehensive income (loss)	$(3,164,016)	$(25,702)	$(3,189,718)	$(4,510,953)	$(69,165)	$(4,580,118)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Audited)

	All amounts in USD except share data

	No of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders' Equity

Balance at March 31, 2014	9,373,569	$937	$58,362,834	$(42,719,772)	$(2,016,815)	$518,112	$14,145,296

Bricoleur loan interest payments	232,823	23	204,008				204,031
ESOP & IR Shares	1,752,465	175	885,471				885,646
ATM Sale	2,001,815	201	2,960,821				2,961,022
Purchase consideration - Golden Gate Electronics Ltd	205,661	21	178,904				178,925
Acquisition of Midtown Partners & Co. LLC	1,200,000	120	887,880				888,000
Loss on Translation					103,230		103,230
Net income for non-controlling interest						(69,165)	(69,165)
Net income / (loss)				(4,614,183)			(4,614,183)
NCI on acquisition of Golden Gate Electronics Ltd						66,980	66,980
Balance at March 31, 2015	14,766,333	$1,477	$63,479,918	$(47,333,955)	$(1,913,585)	$515,927	$14,749,782

Bricoleur loan interest payments	305,357	30	94,213				94,243
ESOP, IR, Consultancy, Private placement of Shares	5,836,501	583	1,809,538				1,810,120
ATM Sale	1,358,769	137	331,917				332,054
Acquisition of Cabaran Ultima SDN BHD	998,571	100	169,657			(18,168)	151,590
Loss on Translation					(355,772)		(355,772)
Net income for non-controlling interest						(25,702)	(25,702)
Net income / (loss)				(2,808,244)			(2,808,244)
NCI on acquisition							-
Balance at March 31, 2016	23,265,531	$2,327	$65,885,243	$(50,142,199)	$(2,269,357)	$472,057	$13,948,071

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended March 31
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,833,946)	$(4,683,348)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	579	5,157
Depreciation	728,741	781,546
Write back of liability (non-cash)	(13,495)
Unrealized foreign exchange gain/loss	-	90,113
Bad debts written off and Creditors restated	80,434	411,034
Non-cash interest expenses	94,243	204,031
ESOP and other stock related expenses	214,254	833,127
IR and other shares	184,004	52,519
Loss of Investment /joint venture /associates	317,510
Changes in:
Accounts receivable	80,461	146,985
Inventories	545,293	646,662
Prepaid expenses and other assets	504,005	(750,466)
Trade payables	(28,531)	(122,010)
Other current liabilities	90,888	406,325
Other non – current liabilities	-	(616,526)
Non-current assets		7,437
Accrued Expenses	(122,142)	3,772
Net cash provided/(used) in operating activities	$(157,702)	$(2,583,642)

Cash flow from investing activities:
Proceeds from non-current investment	(76,290)
Purchase of property and equipment	(122,185)	(76,527)
Deposits towards acquisition (net of cash acquired)	16,405	165,908
Non-current assets	(1,352)	(607,469)
Net cash provided/(used) by investing activities	$(183,422)	$(518,088)
Cash flows from financing activities:
Issuance of equity stock	1,743,967	2,961,022
Net movement in short-term borrowings	(1,252,594)	369,999
Proceeds /(repayment) from long-term borrowing	398,660
Proceeds from loans	121,194	(431,307)
Proceeds from Notes payable
Net cash provided/(used) by financing activities	$1,011,227	$2,899,714

Effects of exchange rate changes on cash and cash equivalents	(3,902)	(57)
Net increase/(decrease) in cash and cash equivalents	666,201	(202,073)
Cash and cash equivalent at the beginning of the period	824,492	1,026,565
Cash and cash equivalent at the end of the period	$1,490,693	$824,492

Supplementary information:
Cash paid for interest	$119,687	$82,301
Cash paid for taxes	$-	$-
Non-cash items:
Common stock issued for interest payment on notes payable	$94,243	$204,031
Common stock issued including ESOP, Consultancy & IR	$398,258	$885,646
Supplementary information for non-cash financing activities
Investment in IGC International Ltd	$-	$178,925
Investment in Midtown Partners and Co. LLC	$-	$888,000
Investment in Cabaran Ultima SDN BHD	$169,758	$-

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

In the United States, the Company conducts research on phytocannabinoid-based therapies and develops intellectual property, for the treatment of life altering or life threatening conditions, and for the purpose of leasing IGC builds state-of-the-art farming facilities. The operations of IGC are based in USA, Hong Kong, India, and Malaysia. It is headquartered in the United States.

IGC owns 51% of a subsidiary in Hong Kong called IGC International Ltd., 100% of a subsidiary in Mauritius called IGC-Mauritius (“IGC-M”) and 100% of another subsidiary in Hong Kong (“HK Ironman’).  IGC-M in turn operates through four subsidiaries in India.  IGC-M owns one hundred percent (100%) of each Techni Bharathi, Limited (“TBL”), IGC India Mining and Trading Private Limited (“IGC-IMT”), IGC Logistic Private Limited (“IGC-L”), and IGC Materials Private Limited (“IGC-MPL”). HK ironman operates through Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company ("PRC Ironman"), in which it owns a 95% equity interest. IGC also owns 100% of a subsidiary in Malaysia called Cabaran Ultima (“Ultima”).

The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP). The financial statements include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The Company’s current fiscal year ends on March 31, 2016.

a) India Globalization Capital, Inc.

IGC, a Maryland corporation organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, China, Hong Kong and now Malaysia, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering.  On February 19, 2007, the Company incorporated India Globalization Capital, Mauritius, Limited (IGC-M), a wholly owned subsidiary, under the laws of Mauritius.  On March 7, 2008, the Company consummated the acquisition of 63% of the equity of Sricon Infrastructure Private Limited (Sricon) and 77% of the equity of Techni Bharathi Limited (TBL).   Effective October 1, 2009, we reduced our stake in Sricon from 63% to 22% in consideration for the set off of the loan owed by IGC approximating $17.9 million. In March 31, 2013, IGC became the 100% owner of TBL by purchasing the remaining 23.1% shares from TBL’s promoters. In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties and in exchange for the 22% minority interest we had in Sricon, we received approximately five acres of prime land in Nagpur, India, valued at approximately $5 million, based on various factors including the exchange rate. The land is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

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

The registered capital of PRC Ironman is RMB 2,000,000, equaling to USD $273,800, in which Mr. Zhang Hua owned 80% and Mr. Xu Jianjun owned the remaining 20%. Mr. Zhang Hua and Mr. Xu Jianjun transferred 75% and 20% respectively to HK Ironman on January 18, 2011.  Thus, as of March 31, 2011, 95% of the Company’s registered capital was held by HK Ironman. HK Ironman was incorporated as H&F Ironman Limited, a private limited company, on December 20, 2010 in Hong Kong to acquire PRC Ironman.  HK Ironman’s sole asset is its ownership of a 95% equity interest in Linxi Hefei Economic and Trade Co., Ltd. (“PRC Ironman”), which was incorporated in China on January 8, 2008.  HK Ironman acquired PRC Ironman in January 2011.  As a result of that acquisition, PRC Ironman is now considered an equity joint venture (“EJV”) in view of its foreign ownership through HK Ironman.  An EJV is a joint venture between a Chinese and a foreign company within the territory of China.  On February 2, 2015, IGC filed a lawsuit in the circuit court of Maryland, against 24 defendants related to the acquisition of Ironman, seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants. It is anticipated that the lawsuit will go to trial in mid-2017. The assets of Ironman are currently shown on the balance sheet of IGC. Depending on the outcome of the law-suit, the assets may be removed from the balance sheet of IGC and the corresponding acquisition shares returned to treasury.

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

In January 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong.  IGC-HK is a wholly owned subsidiary of IGC-M. In September 2014, we changed the subsidiary’s name to IGC Cleantech Ltd (“IGC-CT”).

On May 31, 2014, we completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong and now known as IGC International (“IGC-INT”).  IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components.  The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition. As we are curtailing our low margin trading activity and realigning resources to the phytocannabinoid industry and real estate development and international project management industry, we are negotiating an exit from our ownership of Golden Gate.

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  We are negotiating a conversion of the advance into shares of a Canadian public vehicle that TerraSphere expects to merge into.

On December 18, 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown Partners”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown Partners.  In consideration of the initial membership interests, we are required to issue to Apogee 1,200,000 shares of our common stock (subject to downward adjustment based on certain fourth quarter 2014 financial statement matters).  Following the receipt of all required SEC, FINRA and other regulatory approvals, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown Partners in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock (subject to downward adjustment based on certain financial statement matters prior to the final closing).  The agreement had a deadline of June 30, 2015, for Apogee and Midtown Partners to obtain the requisite approvals from FINRA. Apogee did not file for approval on time, and consequently pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 owed by Apogee to us.  We are not seeking to consummate the acquisition of the remaining interest in Midtown Partners at this time. The parties are in the process of negotiating a settlement.

In February 2016, we completed the acquisition of 100% of the outstanding share capital of Cabaran Ultima Sdn. Bhd., a corporation organized and existing under the laws of Malaysia (“Ultima”), from RGF Land Sdn. Bhd. (“Land”), the sole shareholder of Ultima, pursuant to the terms of a Share Purchase Agreement among the parties. Ultima holds 51% of RGF Cabaran Sdn. Bhd., which holds 75% of RGF Construction Sdn. Bhd. The purchase price of the acquisition consists of up to 998,571 shares of our common stock, valued at approximately $169,757 on the closing date of the Share Purchase Agreement. Ultima and its management’s expertise include the following: (i) building agro-infrastructure for growing medicinal plants and botanical extraction, and (ii) construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels.

b)  Merger and Accounting Treatment

Most of the shares of Sricon and TBL when acquired were purchased directly from the companies.  The shares of HK Ironman, Golden Gate and Cabaran Ultima were acquired from the shareholders of each company.

 Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries.

India Globalization Capital, Inc. (the Registrant, the Company, or we) and its subsidiaries are engaged in 1) research on phytocannabinoid-based therapies, 2) trading commodities and electronic components, leasing heavy machinery, and developing real estate.

The corporate structure of our company direct and indirect consolidated operating subsidiaries is as follows:

c) Our Securities

The Company had three securities listed on the NYSE MKT (1) Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”), (2) redeemable warrants to purchase Common Stock (ticker symbol: IGC.WT), and (3) units consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock (ticker symbol: IGC.U).  As reported on Form 8-K on February 5, 2013, the Company voluntarily delisted the units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00.  As reported on Form 8-K filed with the SEC on February 29, 2016, the NYSE delisted the Company’s warrants with CUSIP number 45408X118 expiring on March 6, 2017, due to their abnormally low trading price.

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

On December 30, 2011, the Company finalized the purchase of HK Ironman pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) that was approved by the shareholders of the Company on that date.  Related to the acquisition of HK Ironman, the Company’s shareholders approved the issuance of 3,150,000 equity shares to the owners of HK Ironman in exchange for 100% of the equity of HK Ironman (refer to Note 3); these shares have been considered as outstanding as of this date. In addition, the Stock Purchase Agreement provides for a contingent payment by IGC of $1 million provided certain post-closing covenants are met within 30 days of closing.  These post-closing covenants were not met within 30 days of closing and therefore the Company did not make the payment. In addition, there were certain contingent payments by IGC to Ironman stockholders, as follows (i) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2011); and (ii) $1.5 million in cash or stock, which is contingent on IGC achieving earnings growth of at least 30% from the previous year’s closing audit (i.e., March 31, 2012).  If either of the foregoing annual targets were missed, there would still be a payout of $3 million provided IGC achieves a cumulative earnings growth of 69% between fiscal years 2011 and 2013.  These post-closing covenants were not met and therefore the Company did not make the payments. The acquisition of HK Ironman and the offering of the Common Stock pursuant there to was exempt from registration under the Securities Act pursuant to Regulation S of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public and such offering occurs outside of the United States to non-U.S. persons.  No underwriting discounts or commissions were paid with respect to such sale.  These securities were subsequently registered in a Form S-1.

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

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the promissory note held by Bricoleur for a new note with an extended repayment term and provisions permitting the Company at its discretion to repay the loan through the issuance of equity shares.  As of March 31, 2014, the Company has issued 205,200 shares of Common Stock valued at $270,522 to this debt holder, which constituted an element of repayment of interest. Effective March 31, 2014, as reported on a Current Report on Form 8-K filed by the Company on March 26, 2014, the Company and Bricoleur Partners, L. P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No.1 and No.2, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016. During the years ended March 31, 2015 and 2016, the Company issued 232,823 and 305,350 shares of its common stock to Bricoleur valued at $204,031 and $114,678 respectively, which constituted an element of repayment of interest.

In fiscal 2015 and 2016, we issued 56,193 shares valued at $48,800 and 20,000 shares valued at $8,000 respectively to Marketing Group (MMGI) and others. In fiscal year 2015 and 2016, the Company issued 50,000 and 40,000 shares of Common Stock to Axiom Financial Inc. valued at $43,500 and $16,000, respectively, both for financial and marketing consulting services rendered. During the year ended March 31, 2016, we also issued 50,000 shares of our common stock to Cherin Group, LLC. and 250,000 shares to International Pharma Trials valued at $20,000 and $100,000, respectively, both for research and development consulting services; Further, we issued 100,000 shares valued at $40,000 to Acorn Management Partners for investor relations services.

On August 22, 2013, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At The Market (“the June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. During the year fiscal year ended March 31, 2014, 2015 and 2016, the Company issued a total of 1,256,005 shares of common stock valued at $1,251,896; 2,001,815 shares valued at $2,961,022; and a total of 1,358,769 shares valued at $332,054, under this agreement, respectively. On May 20, 2016, IGC entered into an At The Market (“ATM”) Agency Agreement with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.). Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $10 million from time to time through Brinson Patrick.

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

On September 12, 2014, IGC shareholders approved 1,500,000 shares of common stock as a special grant valued at $615,000 to IGC’s CEO and the directors of the board subject to vesting. In fiscal year 2015 out of the amount approved, we issued 1,200,000 shares of common stock with a value of $492,000.

Under the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments, subject to certain balance sheet items of MTP, a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. The agreement had a deadline of June 30, 2015, for Apogee and Midtown Partners to obtain the requisite approvals from FINRA. Apogee did not file for approval on time, and consequently pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 owed by Apogee to us.  We are not seeking to consummate the acquisition of the remaining interest in Midtown Partners at this time.

Under the February 11, 2016 Purchase Agreement with Cabaran Ultima, we issued 998,571 common shares of IGC valued at $169,757 for the purchase of 100% ownership interest in Ultima. Between February 24, 2016 and March 23, 2016 we issued a total of 4,253,246 unregistered shares of common stock for an aggregate amount of $1.5 million.

Further, pursuant to IGC’s employee stock option plan, the Company granted options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of March 31, 2016 and granted a total of 1,391,705 shares to its directors and some of its employees. As of March 31, 2016, IGC has 23,265,531 shares of Common Stock issued and outstanding.  Disclosures relating to the common shares and options and warrants reflect a 10:1 reverse split that was effected on April 19, 2013.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)             Principles of Consolidation

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”) and Midtown Partners & Co., LLC (“MTP”), wherein the Company is not able to exercise significant influence in spite of having 20% or more ownership, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of March 31, 2016, the Company does not have any interest in any VIE investment.

The non-controlling interest disclosed in the accompanying financial statements for fiscal year 2016 represent the non-controlling interest in IGC International, Linxi H&F Economic and Trade Co. (PRC Ironman) and Cabaran Ultima's subsidiaries and the profits or losses associated with the non-controlling interest in those operations.

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

c)             Reclassifications

We are reclassifying the Investment in affiliates (22% minority interest investment we had in Sricon) to Investment others (five acres of prime land in Nagpur, India) as the company has returned the shares after transfer of land in its name as per the settlement agreement. The land, valued at approximately $5 million, based on various factors including the exchange rate, is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

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

e)             Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2016 and 2015 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

f)              Earnings per common share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution from all potentially dilutive securities such as stock warrants and options.

g)             Income taxes

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2016 and 2015, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by IGC of its common stock to (1) HK Ironman stockholders in exchange for HK Ironman stock; to (2) Golden Gate Electronics Ltd (“GG”) in exchange for GG stock; to (3) Apogee Financial in exchange for a membership interest in Midtown Partners, LLC; and to (4) Cabaran Ultima (“Ultima”) in exchange for Ultima’s stock, as contemplated by the respective stock purchase agreements between the Company and HK Ironman, PRC Ironman and their stockholders; between the Company and Golden Gate Electronics Ltd and its stockholders; between the Company and Apogee Financial and their stockholders; and between the Company and Cabaran Ultima and its stockholders, generally will not be taxable transactions to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss because of the approval of the shares for U.S. federal income tax purposes.

h)             Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents.  The Company maintains its cash in bank accounts in the United States of America, Mauritius, India, Hong Kong, and Malaysia, which at times may exceed applicable insurance limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalent.  The Company does not invest its cash in securities that have an exposure to U.S. mortgages.

i)             Restricted cash

Restricted cash consists of deposits pledged to various government authorities and deposits used as collateral with banks for guarantees and letters of credit, given by the Company to its customers or vendors.

j)              Foreign currency transactions

IGC operates in India, Hong Kong, China and Malaysia and a substantial portion of the Company’s sales are denominated in INR, HKD, RMB and RM, as of those respective operations. As a result, changes in the relative values of the U.S. dollar and INR, HKD, RMB or the RM affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

The accompanying financial statements are reported in U.S. dollars. The INR, HKD, RMB and the RM are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity. The exchange rates used for translation purposes are as follows:

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Year ended March 31, 2016	INR	65.39	per	USD	INR	66.25	per	USD
	RMB	6.32	per	USD	RMB	6.44	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD
	RM	4.11	per	USD	RM	3.90	per	USD

Year ended March 31, 2015	INR	61.11	per	USD	INR	62.31	per	USD
	RMB	6.21	per	USD	RMB	6.20	per	USD
	HKD	7.80	per	USD	HKD	7.80	per	USD

k)             Accounts receivable

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

l)              Left intentionally blank

m)            Inventories

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

n)             Investments

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

o)             Property, Plant and Equipment (PP&E)

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

p)             Fair Value of Financial Instruments

As of March 31, 2016 and 2015, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

During this fiscal year, sales were spread across many customers in Hong Kong, China, India and Malaysia, and the credit concentration risk is low.

r)             Left intentionally blank

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

At this time, the Company does not participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because most of the Company’s workers are contractors employed through agencies or other companies.  In the United States, we provide health insurance, life insurance, and 401 K benefits. The Company makes a 401-K matching contribution up to 6% of the employee’s annual salary.

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

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, IGC International and Cabaran Ultima, which are two of the legal entities in Hong Kong and in Malaysia, respectively, are also considered separate reporting units and therefore the Company believes that the assessment of goodwill impairment at the subsidiaries level, which are also a reporting unit each, is appropriate.

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

Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (DVA) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The company is evaluating the effect that ASU 2015-03 will have on its Consolidated Financial Statements.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share: In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which is intended to reduce diversity in practice related to the categorization of investments measured at NAV within the fair value hierarchy. The ASU removes the current requirement to categorize investments for which fair value is measured using the NAV per share practical expedient within the fair value hierarchy. Adoption of the ASU did not have a material effect on the Company's financial statements.

Debt Issuance Costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to conform the presentation of debt issuance costs to that of debt discounts and premiums. Thus, the ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective beginning on January 1, 2016. Early adoption is permitted, including adoption in interim period. The company is evaluating the effect that ASU 2015-03 will have on its Consolidated Financial Statements.

Consolidation: In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will reduce the number of consolidation models. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2015-02 will have on its Consolidated Financial Statements.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

Discontinued Operations and Significant Disposals: In April 2014, the FASB issued ASU 2014-08 "Presentation of Financial Statements (Topic 810) and Property, Plant, and Equipment" (Topic 360), "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than under previous U.S. GAAP. ASU 2014-08 requires that a disposal of components of an entity (or groups of components) be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the reporting entity's operations and financial results. ASU 2014-08 is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The impact of adopting the ASU was not material.

NOTE 3 – ACQUISITIONS

Cabaran Ultima Sdn. Bhd.

On February 11, 2016, we completed the acquisition of 100% of the outstanding share capital of Cabaran Ultima Sdn. Bhd., a corporation organized and existing under the laws of Malaysia (“Ultima”), from RGF Land Sdn. Bhd (“Land”), the sole shareholder of Ultima, pursuant to the terms of a Share Purchase Agreement among the parties. Ultima is a real estate development and international project management company incorporated in Kuala Lumpur, Malaysia. The purchase price of the acquisition consists of up to 998,571 shares of our common stock, valued at approximately $169,757 on the closing date of the Share Purchase Agreement. Ultima is an international real estate project management company with expertise in (i) building agro-infrastructure for growing medicinal plants and botanical extraction, (ii) construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels, and (iii) design management of other large-scale infrastructure.

Purchase price of the acquisition consisted of up to 998,571 shares of our common stock, valued at approximately $169,757on the closing date of the acquisition and the same will be discharged as follows:

All amounts in USD
Particulars	Fair Value

IGC Stock Consideration	$169,757

Total Purchase Consideration	$169,757

The purchase has been preliminarily allocated to the acquired assets and liabilities, as follows:

All amounts in USD
Particulars	Fair Value

Property, Plant and Equipment	$1,421
Trade and other receivables	12,385
Reimbursement Account	63,564
Cash and bank balances	16,438
Deposit & Prepayment	6,205
Trade and other payables	(133,804)
Other payables	(12,789)
Non-Controlling interest	18,168
Goodwill	198,169

Total Purchase Consideration	169,757

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

Ultima is subject to legal and regulatory requirements, including but not limited to those related to taxation matters, in the jurisdiction in which it operates. The Company has conducted a preliminary assessment of liabilities arising out of these matters and has recognized provisional amounts in its initial accounting for the Acquisition for all identified liabilities in accordance with the requirements of ASC Topic 805. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the Acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the Acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The following unaudited pro-forma results of the operations of the Company for the fiscal year ended March 31, 2016 and 2015 assume that the Ultima acquisition occurred during the beginning of the comparable period.

	Year ended March 31,
Particulars	2016	2015
Pro forma revenue	$6,727,396	$8,795,596
Pro forma other income	$284,186	$(56,367)
Pro forma net income attributable to IGC Stockholders	(2,525,174)	(3,579,764)
Pro forma Earnings per share
Basic	0.15	0.23
Diluted	0.15	0.23

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

The agreement had a deadline of June 30, 2015, for Apogee and Midtown Partners to obtain the requisite approvals from FINRA. Apogee did not file for approval on time, and consequently pursuant to the terms of the Agreement, there are several penalties that will apply, including the cancellation of 700,000 shares of IGC stock and a penalty of $125,000 owed by Apogee to us.

Golden Gate Electronics Ltd.

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

The following unaudited pro-forma results of the operations of the Company for the fiscal year ended March 31, 2016 and 2015 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Year ended March 31,
Particulars	2016	2015
Pro forma revenue	$6,366,550	$8,883,164
Pro forma other income	284,186	(54,970)
Pro forma net income attributable to IGC Stockholders	$(2,956,246)	$(4,610,277)
Pro forma Earnings per share
Basic	0.16	0.31
Diluted	0.16	0.31

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

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” For further information on this acquisition and on purchase price allocation, please refer to Form 10-K for fiscal year ended 2012 filed with the SEC on July 16, 2012. In February 2015, IGC filed a lawsuit in the circuit court of Maryland, against 24 defendants related to the acquisition of Ironman, seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants. It is anticipated that the lawsuit will go to trial in mid-2017. The assets of Ironman are currently shown on the balance sheet of IGC. Depending on the outcome off the law-suit, the assets may be removed from the balance sheet of IGC and the corresponding acquisition shares returned to treasury.  The assets of Ironman are currently shown on the balance sheet of IGC. Depending on the outcome off the lawsuit, the assets may be removed from the balance sheet of IGC and the corresponding acquisition shares returned to treasury.

Advance to TerraSphere System

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC. to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, IGC will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  IGC made a $150,000 investment in cash in the venture. The Company is negotiating a conversion of the investment into shares of a Canadian public vehicle that TerraSphere expects to merge into.

Advance to Purchase land from Sricon

In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties and in exchange for the 22% minority interest we had in Sricon, we received approximately five acres of prime land in Nagpur, India, valued at approximately $5 million, based on various factors including the exchange rate. The land is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

NOTE 4 –Left intentionally blank

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31, 2016		As of March 31, 2015
Prepaid /preliminary expenses	$		$1,070
Advance to suppliers & services		315,659	900,864
Security/statutory advances		14,399	18,528
Advances to employees		878,042	978,142
Prepaid /accrued interest		1,239	2,149
Deposit and other current assets		17,168	49,542
Total		$1,226,507	$1,950,295

* Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other Non-current assets consist of the following:

	As of March 31, 2016	As of March 31, 2015
Statutory/Other advances	$507,300	$434,284
Total	$507,300	$434,284

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land value $640,000. TBL gave Weave and Wave and advance of $393,195. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL.

NOTE 6 – SHORT-TERM BORROWINGS

For fiscal year 2016 and fiscal year 2015, the Company had a total of $27,762 and $1,280,356, respectively, in short-term borrowings.

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

In February-March 2011, the Company finalized agreements with the Steven M. Oliveira 1998 Charitable Remainder Unitrust (‘Oliveira’) and Bricoleur Partners, L.P. (‘Bricoleur’) to exchange the promissory note issued to Oliveira on October 5, 2009 (the “New Oliveira Note”) and the promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) respectively for new promissory notes with later maturity dates. The Oliveira Note was due on March 24, 2012, bearded interest at a rate of 30% per annum and provided for monthly payments of principal and interest, which the Company chose to settle through the issue of equity shares at an equivalent value.  The Bricoleur Note was due on June 30, 2011 with no prior payments due and will not bear interest.   The Company issued additional 68,850 shares of its common stock to Bricoleur in connection with the extension of the term regarding the Bricoleur note. This note is due on July 31, 2016.

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

As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the 2011 Note for a new note (the “2012 Note”) which bore no interest and was due on December 31, 2012. In consideration for the exchange, the Company issued 30,000 shares of IGC to Bricoleur and issued additional 34,200 shares for February and March 2013 penalty payments. Effective March 31, 2013, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.  The Bricoleur Note remains outstanding. Contractually the Company makes a penalty payment (booked under interest payment) of 17,100 shares of common stock for each month the loan remains unpaid.  No other "interest" payment is made on the loan. During the years ended March 31, 2014, 2015 and 2016 the Company issued a total of 205,200, 232,823 shares and 305,357 shares each year valued at $270,522, $204,031 and $114,678, respectively, to this debt holder, which constituted an element of repayment of interest.

The Company’s total interest expense was $213,928 for the year ended March 31, 2016 and $286,332 for the year ended March 31, 2015, respectively.  The Company capitalized no interest for the year ended March 31, 2016 and March 31, 2015.

One of our previous directors has loaned the Company, on an unsecured basis, working capital of $40,000 at 10% annual interest payable on April 25, 2018.  In Hong Kong the Company has banking facilities for $1,038,961 whose principal, interest and other charges are guaranteed by our CEO and Sunny Tsang, the Managing Director and Founder of IGC International.

NOTE 8 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of March 31, 2016	As of March 31, 2015
Statutory payables	$31,756	$9,338
Employee related liabilities	518,587	487,647
Other liabilities /expenses payable	534	-
Total	$550,877	$496,985

 Other non-current liabilities consist of the following:

	As of March 31, 2016	As of March 31, 2015
Creditors	$37,012	$136,318
Special reserve	0	-
Acquisition related liabilities	873,571	873,571
Total	$910,583	$1,009,889

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 9 – OTHER INCOME

The total other income for the fiscal year is $284,186.  The majority of the other income or $251,264 comes from the sale of land belonging to TBL and located in Kochi, India.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 11 – INTANGIBLE ASSETS & GOODWILL

The movement in goodwill and intangible assets is given below:

	As of March 31, 2016	As of March 31, 2015
Intangible assets at the beginning of the period	$306,131	468,091
Amortization	(158,780)	(164,704)
Effect of foreign exchange translation	(34,030)	2,744
Total intangible assets	$113,321	$306,131

Goodwill of IGC International Ltd	$982,782	$982,782
Goodwill of Cabaran Ultima	198,169	-
Total intangible assets	$1,180,951	$982,782

The value of intangible assets as of March 31, 2016 amounted to $113,321 as compared to $306,131 as of March 31, 2015.  The increase is from goodwill associated with the acquisition of Golden Gate the electronic trading company and Cabaran Ultima.

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

During fiscal 2015 and part of fiscal 2016, the Company had loans with a commercial bank for $350,000 at a variable interest rate from 3.25% to 3.75%.  Loans are revolving interest only loans personally guaranteed by our CEO.  In Hong Kong the Company has banking facilities for $1,038,961 whose principal, interest and other charges are guaranteed by our CEO and Sunny Tsang, the Managing Director and Founder of IGC International.
As of March 31, 2016, the Company has an unpaid balance of $150,00 in paid salary payable to our CEO.

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

In fiscal year 2016, the Company made a $400,000 advance to acquire property for the purpose of building a vertical farm.  Our CEO’s spouse and others also contributed to the acquisition of the property. This transaction is at arm’s length and is based on the contribution made by the parties. In September 2015, the Company decided to cancel the joint agreement and was paid back in full.

 NOTE 13 – COMMITMENTS AND CONTINGENCIES

No significant comments and contingencies were made or existed during fiscal year 2016.

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of March 31, 2016	As of March 31, 2015
Land	N/A	-	$12,069
Building (flat)	25	1,238,569	1,295,420
Plant and machinery	20	6,666,402	9,179,482
Computer equipment	3	218,124	286,329
Office equipment	5	114,508	163,974
Furniture and fixtures	5	118,753	142,911
Vehicles	5	345,830	534,327
Assets under construction	N/A	4,885,844	4,927,271
Total		$13,588,030	$16,541,783
Less: Accumulated depreciation		$(6,513,593)	$(8,757,336)
Net Assets		$7,074,437	$7,784,447

Depreciation and amortization expense for the fiscal years ended March 31, 2016 and March 31, 2015 was $728,741 and $781,546, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended March 31, 2016 and 2015, the Company recorded selling, general and administrative expenses of $2,702,753 and $4,140,434, respectively.

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

As of March 31, 2015, under the 2008 Omnibus Plan, 269,345 stock options have been awarded, of which 139,300 have expired, and 1,391,705 shares of common stock have been awarded.  As of March 31, 2016, 139,300 stock options have been awarded, 2,214,950 shares of common stock have been awarded. As of April 1, 2016 there were an aggregate of 1,276,359 shares of common stock available for future grants of options or stock awards.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following assumptions for options awarded as of March 31, 2016:

Granted in June 2011 quarter
Expected life of options	5 years
Vested options	100%
Risk free interest rate	4.10%
Expected volatility	83.37%
Expected dividend yield	Nil

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

	As of March 31
	2016	2015
Projected Benefit Obligation (PBO) at the beginning of the year	$12,403	$15,266
Service cost	698	817
Interest cost	933	1,273
Benefits paid	(1,244)	(1,986)
Actuarial (loss) /gain	(913)	(2,967)
PBO at the end of the year	$11,877	$12,403
Funded statue	$12,581	$13,493

Net gratuity cost for the years ended March 31, 2016 and 2015 included:

	Year ended March 31
	2016	2015
Service cost	$698	$817
Interest cost	933	1,273
Expected return on plan assets	(1,024)	(891)
Actuarial (loss) /gain	(913)	(2,967)
Net gratuity cost	$(306)	$(1,768)

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31
	2016	2015
Discount rate	8.00%	8.45%
Rate of increase in compensation levels	7.00%	8.00%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31
	2016	2015
Expected contribution during the year ending Year 1	$4,544	$4,831
Expected benefit payments for the years ending March 31:
Year 2	$1,433	$1,524
Year 3	468	498
Year 4	4,212	4,478
Year 5	317	337
Thereafter	5,313	5,649

Provident fund. In addition to the above benefits, all employees in India receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.  The Company recognized a gain/(expense) of $526 and $2,863 towards contribution to various defined contribution and benefit plans during the years ended March 31, 2016 and March 31, 2015 respectively.

On September 12, 2014, IGC shareholders approved 1,500,000 of common stock as a special grant valued at $615,000 to IGC’s CEO and the directors of the board subject to vesting.  In fiscal year 2016 out of the amount approved, we issued 1,200,000 shares of common stock with a value of $492,000.

NOTE 18 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2016	2015
Current:
Federal	$-	$-
Foreign	38,715	2,029
State	-	-
Net Current	$38,715	2,029

Deferred:
Federal	-	-
Foreign	(38,136)	3,128
State	-	-
Net Deferred	(38,136)	3,128
Total tax provision	$579	$5,157

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	March 31,
	2016	2015
Deferred tax expense (benefit)	$(38,136)	$3,128
Net operating loss carry forward	1,291,744	1,732,369
Foreign Tax Credits	-	-
Less: Valuation Allowance	1,291,744	1,732,369
Net deferred tax expense	$(38,136)	$3,128

The table below sets forth income tax expense (benefit) for 2016 and 2015 computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense (benefit) computed at the effective income tax rate:

	March 31,
	2016	2015
Computed expected income tax (benefit)	(1,172,590)	(1,590,585)
State tax benefit net of federal tax	-	-
Change in valuation allowance	1,100,645	1,493,232
Deferred expenses from foreign acquisition	-	-
Impairment loss on goodwill	-	-
Impairment loss on investments	-	-
Capitalized interest costs	72,759	97,353
Deferred Tax Assets from foreign subsidiaries	-	-
Other	-	-

Effective income tax rate	(0.0%)	(0.0%)

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2016	2015
Current deferred tax liabilities (assets):
Deferred Acquisition Costs – Foreign taxes	$0	$0
Valuation allowance	0	0
Net current deferred tax liabilities (assets)	0	0

Noncurrent deferred tax (assets) liabilities:
Deferred Acquisition Costs- Foreign taxes	(356,684)	(318,548)
Net Operating Losses	1,291,744	1,732,369
Valuation allowance	(1,291,744)	(1,732,369)
Non-Current net deferred tax (assets) liabilities	$(356,684)	$(318,548)

Deferred income tax assets, net of valuation allowances are expected to be realized through future taxable income.  The valuation allowance increased in 2016 by $1.29 million, primarily related to US net-operating losses.  The company intends to maintain valuation allowances for deferred tax assets until there is sufficient evidence to support the reversal of the valuation allowance.  Deferred tax assets relating to foreign acquisitions costs are expected to be utilized. Therefore, those deferred tax assets remain as part of deferred tax assets.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carry forwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carry forwards and certain recognized built-in losses. As of March 31, 2016 IGC could not use its’ net operating losses because it is more likely it will not utilize net operating losses in the foreseeable future.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)  The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading	$6,251,802	97.20%
Rental / Lease /Real estate	114,748	2.80%
TOTAL	$6,366,550	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	% on total revenues
HONG KONG	$6,251,802	97.20%
INDIA & MALAYSIA	114,748	2.80%
TOTAL	$6,366,550	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)		Foreign Countries (India and China)	Total
Intangible Assets	$		$113,321	$113,321
Property, Plant and Equipment, Net		765,750	6,308,687	7,074,437
Investments in Affiliates		609,148		609,148
Investments Others		5,149,611	25,781	5,175,392
Deferred Tax Assets			356,684	356,684
Other Non-Current Assets			507,300	507,300
Total Long Term Assets		$6,524,509	$7,311,773	$13,836,282

3) For the fiscal year 2016 we had forty customers that accounted for 80% of our total revenue. 55.1% of the customers are in China, 15.2% of the customers are in Europe, 8.6% are in rest of Asia, and 1% of the customers are in the Americas. All customers were involved in buying electronics from us.

NOTE 20 – RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2016 and 2015, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to HK Ironman shareholders, Golden Gate Electronics Ltd, Apogee Financial, and Cabaran Ultima and shares issued to employees, directors and vendors. The fully diluted shares include the basic shares plus warrants issued as part of the units sold in the private placement and IPO, warrants sold as part of the units sold in the registered direct and employee options. The historical weighted average per share for our shares through March 31, 2016, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of March 31, 2016 used for the computation of basic EPS is.  Due to the loss incurred during the year ended March 31, 2016, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – INVESTMENTS – OTHERS

Investments – others for each of the years ended March 31, 2016 and 2015 consists of the following:

	As of March 31, 2016	As of March 31, 2015
Investment in equity shares of an unlisted company	$25781	$30,477
Investment in Land	5149611
Total	$5,175,392	$30,477

NOTE 22 – IMPAIRMENT

Effective October 1, 2009, the Company reduced its investment in Sricon from 63% to 22%. For the financial year ended March 31, 2010, the Company conducted an impairment test on the 22% investment in Sricon using the discounted cash flow methodology. The Company had access to the unaudited balance sheet of Sricon as of December 31, 2009, but did not have audited financial statements of Sricon for the year ended March 31, 2010. The Company used information from the unaudited December 31, 2009 balance sheet, recoverable values of property, plant and equipment not used in the operations of the Company based on independent third party valuations and Sricon’s history of winning and renewing contracts in determining the discounted cash flow. Based on the impairment test applied at the end of March 31, 2010, the Company concluded that the recoverable value of its investment in Sricon exceeded the total of the value of its receivable in Sricon and its investment in Sricon. Therefore, no impairment was provided with respect to the receivable and investment in Sricon.

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

For the year ended March 31, 2012, the Company again conducted an impairment test of its 22% investment in Sricon. Based on a revaluation of the assets including the real estate owned by Sricon, the Company has determined that a further impairment loss amounting to $1.2 million relating to the investment in Sricon is required. The carrying value of the investment in Sricon is accordingly $5.1 million as at March 31, 2012. The carrying value as at March 31, 2012 approximates the recoverable assessed value as determined as on that date.  We did not perform an impairment analysis during 2013 and no further impairment was made on the investment. We entered into a memorandum of settlement with Sricon on June 21, 2012, in which we mutually agreed to receive a plot of five acres of land owned by Sricon in Nagpur against the investment. The land has an estimated value of $5 million, based on a variety of factors.

In 1995, IGC's subsidiary TBL made an investment of $50,000 (INR 3,000,000) in Bhagheeratha Developers Limited. Based on the latest review of the balance sheet of this entity, we impaired this investment by $18,244.

NOTE 23 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of March 31, 2016 and March 31, 2015 include certain aged receivables in the amount of $421,588.  The aged receivables are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2016.  These receivables are included in Accounts Receivable and have been classified as current for the following reasons:

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

NOTE 24 – INVESTMENT IN AFFILIATES

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments, subject to certain balance sheet items of MTP, a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. Further, the Company has written down the investment by $314,589 to reflect the latest available book value of Midtown Partners.

NOTE 25 – SUBSEQUENT EVENTS

1.	On May 20, 2016, we entered into an At-The-Market Agency Agreement (“ATM Agreement”) with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.), as sales agent (“Brinson Patrick” or the “Agent”). Under the ATM Agreement with Brinson Patrick, the Company may offer and sell shares of its common stock (the “Shares”), having an aggregate offering price of up to $10 million from time to time through Brinson Patrick, as its sales agent. Brinson Patrick will be entitled to compensation at a fixed commission rate of 5.0% of the gross sales price per share. The Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-201822), which became effective on April 8, 2015.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal year ended March 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during June and July, 2016, management believes that, as of March 31, 2016, our internal control over financial reporting was effective.

Item 9B.               Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of July 8, 2016, are as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer and Director (Class C director)	57	2005	2019

John Clarke	CFO and Interim Treasurer and Principal Financial and Accounting Officer	48	—	—

Richard Prins	Chairman of the Board of Directors (Class B director)	58	2007	2018

Sudhakar Shenoy	Director (Class A director)	68	2005	2017

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Mr. Ram Mukunda has served as our Executive Chairman, Chief Executive Officer, and President since our inception on April 29, 2005. From January 1990 to May 2004, Mr. Mukunda served as founder, Chairman, and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to emerging economies. Startec was the first pure play international long distance carrier. Mr. Mukunda was responsible for organizing, structuring, and integrating a number of companies owned by Startec. Under Mr. Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 on NASDAQ. Prior to Startec, Mr. Mukunda served as Strategic Planning Advisor at Intelsat, a communications satellite services provider. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, and the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively through India and has conducted business in India and China for more than 21 years.  He has more than 18 years of experience managing a publicly-held company, has acquired and integrated more than 24 companies.  His in-depth business experience in India, his knowledge of U.S. capital markets and his engineering background make him well qualified to serve as a director of our company.

John Clarke serves as our current CFO. He is also the Managing Director of Midtown Partners & Co, LLC. Prior to joining Midtown, Mr. Clarke was President and Managing Director of Investment Banking for H.C. Wainwright & Co. During Mr. Clarke’s tenure at Wainwright, the firm became the 3rd and 4th leading U.S. placement agent in number of closed PIPE transactions for the years 2004 and 2005 respectively (source Placementtracker.com). From early 2004, Mr. Clarke served as both the General Securities Principal and the Financial Operations Principal for the firm as well. Prior to H.C. Wainwright, Mr. Clarke held the position of producing Branch Manager for several NYSE member firms. Since entering the securities industry in 1984, Mr. Clarke has worked with over 100 public companies and assisted in raising in excess of $500 Million in directly placed private capital. In addition, Mr. Clarke has advised private companies in going public via IPO’s and reverse merger process. Mr. Clarke holds a bachelor’s degree in Finance from the E. Claiborne Robbins School of Finance at the University of Richmond.

Richard Prins has been our Chairman and Audit Committee Chairman since 2012, and has served as a Director since May 2007. Mr. Prins has extensive experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW). FBW was the lead underwriter for our 2006 initial public offering. FBW was sold to Royal Bank of Canada (RBC) in 2008. Mr. Prins served in a consulting role to RBC until January 2009. Mr. Prins currently serves on several boards, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor. Prior to FBW, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Bank). From 1993 to 1998, he was with the leveraged buy-out firm Tuscarora Corporation. Mr. Prins has experience serving on the boards of other publicly held companies. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc.  Mr. Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting, and internal controls over financial reporting. He brings important investment banking experience. Mr. Prins has traveled in India, China and Africa. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting and internal controls over financial reporting.  He brings important investment banking experience.  Mr. Prins has traveled in India, China and Africa.  His knowledge of India and China, and his in-depth experience with U.S. capital markets make him well qualified to serve as a director of our company.

Sudhakar Shenoy has been our Compensation Committee Chairman since 2012, and has served as a Director since the inception of IGC in May 2005. Since January 1981, Mr. Shenoy is the Founder, Chairman, and Chief Executive Officer of Alyx Technologies, Inc., a business solutions and technology provider with operations in the United States and India. Mr. Shenoy was a member of the Non-Resident Indian Advisory Group that advised the former Prime Minister of India on strategies for attracting foreign direct investment. Mr. Shenoy was selected for the U.S. Presidential Trade and Development Mission to India in 1995. In 1996, Mr. Shenoy was inducted into the Alumni Hall of Fame at the University of Connecticut School of Business and was recognized as a Distinguished Alumnus of the Indian Institute of Technology (IIT) in Bombay, India in 1997. Mr. Shenoy was recently named Top 25 Most Influential People in Washington, D.C. high tech industry as well as being awarded the 2004 Executive of the Year by the Northern Virginia Government Contractors Council. Mr. Shenoy holds a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology and an M.S. in Electrical Engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively. Mr. Shenoy’s extensive business contacts in India and his experience serving on the boards of public companies in the United States make him well qualified to serve as a director of our company.

Executive officers are appointed by our Board of Directors.  Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

All directors hold office until the annual meeting of the stockholders in the year set forth above in the table and until their successors have been duly elected or qualified.

There are no family relationships between any of our executive officers or directors.

Board of Directors; Independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term.  The term of office of the Class A director, consisting of Sudhakar Shenoy, will expire at the 2017 annual meeting of stockholders.  The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2018 annual meeting of stockholders.  The term of office of the Class C director, currently consisting of Ram Mukunda, will expire at the 2019 annual meeting of stockholders.  These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

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

The Compensation Committee met three times during the fiscal year ended March 31, 2016 and was responsible for determining executive compensation and the award of stock options to employees and directors during the fiscal year ended March 31, 2016.  No consultants were used by the Compensation Committee during this fiscal year.

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

Board and Committee Meetings

During the fiscal year ended March 31, 2016, our Board of Directors held fifteen meetings.  Although we do not have any formal policy regarding director attendance at our annual meetings, we attempt to schedule our annual meetings so that all of our directors can attend.  During the fiscal year ended March 31, 2016, all of our directors attended 100% of the meetings of the Board of Directors.  During the fiscal year ended March 31, 2016, there were seven meetings of the audit committee, all of which were attended by all of the members of the committee.  There were three compensation committee meetings held during the fiscal year ended March 31, 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2016 were filed in a timely manner.

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

Elements of Company’s Compensation Plan

The principal components of compensation for our executive officers are:

·	base salary,

·	performance-based incentive cash compensation,

·	right to purchase our common stock at a preset price (via stock options), and

·	retirement and other benefits.

Base Salary

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Committee primarily considers:

·	market data,

·	internal review of the executives’ compensation, both individually and relative to other officers, and

·	individual performance of the executive.

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

Employee Stock Option Program

The employee stock option program assists us to:

·	enhance the link between the creation of stockholder value and long-term executive incentive compensation,

·	provide an opportunity for increased equity ownership by executives, and

·	maintain competitive levels of total compensation.

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the company and are granted at the Committee’s regularly scheduled meeting.

All grants of options or common stock occurred on or before fiscal year March 31, 2016. In fiscal 2009, no option grants were made.  In fiscal 2010, 139,300 stock options were granted (the “2010 Options”) with an exercise price of $10.0 per share and an expiration of May 13, 2014.  No grants were made in fiscal 2011.  In the fiscal year ended March 31, 2012, 130,045 stock options (the “2012 Options”) were granted with an exercise price of $5.60 per share and an expiration of June 27, 2016. In fiscal 2013 we granted 633,030 shares of common stock.  In fiscal 2014 and 2015, we granted 146,073 and 359,021 shares of common stock, respectively.  As of March 31, 2016, under our 2008 Omnibus Incentive Plan, we had granted 2,214,950 shares of common stock and 139,300 stock options. As of April 1, 2016, there were an aggregate of 1,276,359 shares available for future grants.

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

Compensation for Executive Officers of the Company

We pay IGN, LLC, an affiliate of Ram Mukunda, our President and Chief Executive Officer, $4,500 per month for office space and certain general and administrative services, an amount which is not intended as compensation for Mr. Mukunda.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option/ Stock Awards	Total Compensation
Ram Mukunda (1)	2016	$300,000	$-	$269,189	$569,189
President and Chief Executive Officer	2015	$300,000	$-	$410,000	$710,000

Danny Ngai (2)	2016	$-	$-	$-	$-
Interim Treasurer and Principal Financial and Accounting Officer	2015	$47,500	$-	$10,250	$57,750	(2)

John Clarke (3)	2016	$-	$-	$-	$-
CFO and Interim Treasurer and Principal Financial and Accounting Officer	2015	$-	$-	$-	$-

(1)
The salaries reflect amounts paid by the Company in the fiscal year. IGC is contractually obligated to pay the CEO an annual compensation of $300,000. The amounts paid were $150,000 and $275,000 in fiscal 2016 and 2015 respectively. The Option amounts reported represent the fair value of option or stock awards to the named executive officer as computed on the date of the option grant using the Black-Scholes option-pricing model, or in the case of stock grants the closing price for the day the issuance vests. For Mr. Mukunda the stock grant includes a special grant approved by the stockholders on September 12, 2014 that vested in November 2015.

(2)	Mr. Ngai resigned as of December 17, 2014.
(3)	As per the Purchase Agreement with Apogee Financial Investments, Inc. Mr. Clarke became the CFO, Treasurer and Interim Principal Financial and Accounting Officer on December 18, 2014. His compensation is paid by Midtown Partners & Co., LLC.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by the Company’s named Executive Officers as of March 31, 2016.

Name	Shares		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ram Mukunda	1,688,433	(1)	57,500	-	$5.60	6/27/16

Danny Ngai	58,100		-	-	-	-

John Clarke	200,000	(2)	-	-	-	-

(1)	The shares granted include those granted under the 2008 Omnibus Incentive Plan and a grant voted on by the shareholders on September 12, 2014 that vested on November 4, 2015.
(2)	Granted pending vesting.

Compensation of Directors

No cash compensation was awarded to, earned by or paid to the directors in the fiscal year ended March 31, 2016 for service as directors.  In the fiscal year ended 2016, our non-employee directors each received 105,000 shares of our common stock from the 2008 Omnibus Incentive Plan and an additional special grant of 250,000 shares each, which was approved by the Company’s shareholders on September 12, 2014 that vested on November 4, 2015.  All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above.  The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Assumptions used in the calculation of these amounts for the fiscal year ended March 31, 2016 are included in Note 16, “Stock-Based Compensation” to the Company’s audited financial statements for the fiscal year ended March 31, 2016, included in this report.  The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

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

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of our company since its inception.  On May 22, 2008, we, IGC-M and Mr. Mukunda entered into an Employment Agreement that expired on May 21, 2014.  On July 14, 2014 we, IGC-M and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, which will be effective until July 2019, we pay Mr. Mukunda a base salary of $300,000 per year.  The Employment Agreement provides that the Board of Directors of our company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis.  Mr. Mukunda is entitled to benefits, including insurance, reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car and reimbursement of business expenses).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2016, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:

2008 Omnibus Incentive Plan (2)	$130,045	(3)	$5.60	$1,117,273

(1)	Consists of our 2008 Omnibus Incentive Plan, as amended. See Note 16, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)	Includes grants during fiscal years ended March 31, 2010, 2012, 2013, 2014, 2015 and 2016. There were no grants during the fiscal year ended March 31, 2009, 2011.

(3)	The number of options outstanding is 1,300,450 with an average exercise price of $0.56. Each option exercised at an average price of $0.56 entitles the holder to one tenth of a share of common stock. Therefore, 10 options each exercised at $0.56 for an aggregate price of $5.60 entitle the holder to one share of common stock. The total number of securities to be issued upon the exercise of all outstanding options is 130,045 shares. The options expire on June 27, 2016.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 25, 2016 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 25, 2016, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.  The table below sets forth as of June 25, 2016, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class*
Wells Fargo & Company (2) 420 Montgomery Street San Francisco, CA 94104	204,215	0.9%

Ranga Krishna (3)	1,318,461	5.6%

Ram Mukunda (4)	1,688,433	7.2%

Richard Prins (5)	295,000	1.3%

Sudhakar Shenoy (6)	530,000	2.3%

John Clarke	212,500	0.9%

All Executive Officers and Directors as a group (4 persons) (7)		11.7%

*Based on 23,336,198 shares of common stock outstanding as of June 25, 2016.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.

(2)	Based on an amended Schedule 13G filed with the SEC by Wells Fargo Company on behalf of its subsidiary Wachovia Bank, National Association that is the direct holder of the shares. Dr. Ranga Krishna is entitled to 100% of the economic benefits of the shares. See footnote 3.

(3)	Based on Form 4 filings. Dr. Krishna beneficially owned shares held by Wells Fargo & Company, which has sole voting and dispositive control over the shares, with Dr. Krishna having 100% of the economic benefits of the shares.

(4)	Includes 57,500 options exercisable at an average price of $5.60 per share to purchase 57,500 shares of common stock, all of which are currently exercisable.

(5)	Includes options at an average price of $5.60 to purchase 22,500 shares of common stock, all of which are currently exercisable.

(6)	Includes options at an average price of $5.60 to purchase 22,500 shares of common stock, all of which are currently exercisable.

(7)	Includes directors and officers, as follows: (i) 2,828,620 shares of common stock directly, (ii) options exercisable at an average price of $5.6 per share to purchase 97,500 shares of common stock, all of which are currently exercisable, and (iii) warrants exercisable at $50.00 per share to purchase 39,813 shares of common stock, all which are currently exercisable.

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

Item 14.                Principal Accountant Fees and Services

AJSH & Co LLP, Chartered Accountants (“AJSH & Co LLP”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal year ended March 31, 2016.  During the Company’s most two recent fiscal years ended March 31, 2016 and 2015 and through June 25, 2016, the Company did not consult with AJSH & Co LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and AJSH & Co LLP have not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Related and Other Fees

The table below shows the fees that we paid or accrued for the audit and other services provided by AJSH & Co LLP for the fiscal years ended March 31, 2016 and 2015.  Except as specified otherwise in the table, we paid the fees to AJSH & Co LLP.

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

All Other Fees

This category consists of fees for other miscellaneous items.

	March 31, 2016	March 31, 2015
Audit Fees – AJSH & Co LLP	$70,000	$52,000
Audit-Related Fees	5,000	5,000
Tax Fees	-	-
All other Fees	-	7,280
Total	$75,000	$64,280

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2016.  The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

Audit Committee Report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE MKT test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2016 (the “Audited Financial Statements”):

·	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

·	The Audit Committee discussed with AJSH & Co LLP the Company’s independent auditors for fiscal year 2016, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

·	The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with AJSH & Co LLP, its independence from the Company and its management, and considered whether AJSH & Co LLP’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

·	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, for filing with the U.S. Securities and Exchange Commission.

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

(b) Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended and filed on September 22, 2006 (Reg. No. 333-124942)).
4.2	Specimen Warrant Certificate for warrants issued in the December 2010 public offering (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended and filed on October 27, 2010 (Reg. No. 333-163867)).
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended and filed on October 27, 2010 (Reg. No. 333-163867)).
10.01
Share Subscription Cum Purchase Agreement dated February 2, 2007, by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons “named as Promoters therein” (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, as filed on February 12, 2007).

10.02	Debenture Subscription Agreement dated February 2, 2007 by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, as filed on February 12, 2007).
10.03	First Amendment to Share Subscription Cum Purchase Agreement dated February 2, 2007, by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated February 2, 2007, as amended on May 2, 2007).
10.04	First Amendment to the Debenture Subscription Agreement dated February 2, 2007, by and among India Globalization Capital, Inc., MBL Infrastructures Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated February 2, 2007, as amended on May 2, 2007).
10.05	Contract Agreement dated April 29, 2007 between IGC, Chiranjjeevi Wind Energy Limited, Arul Mariamman Textiles Limited and Marudhavel Industries Limited (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated May 2, 2007).
10.06	First Amendment dated August 20, 2007 to Agreement dated April 29, 2007 between IGC, Chiranjjeevi Wind Energy Limited, Arul Mariamman Textiles Limited and Marudhavel Industries Limited (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated August 23, 2007).
10.07	Share Subscription Cum Purchase Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 27, 2007).
10.08	Shareholders Agreement dated September 16, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K dated September 27, 2007).
10.09	Share Purchase Agreement dated September 21, 2007 by and between India Globalization Capital, Inc. and Odeon Limited (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K dated September 27, 2007).
10.10	Share Subscription Cum Purchase Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated September 27, 2007).
10.11	Shareholders Agreement dated September 15, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K dated September 27, 2007).
10.12	Form of Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on December 19, 2007 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K dated December 27, 2007).

10.13	Form of Amendment to the Share Subscription Agreement Dated September 16, 2007, entered into on December 21, 2007 by and among India Globalization Capital, Inc., Techni Bharathi Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K dated December 27, 2007).
10.14	Form of Letter Agreement, dated December 24, 2007, with Dr. Ranga Krishna (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated December 27, 2007).
10.15	Form of Letter Agreement, dated December 24, 2007, with Oliveira Capital, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K dated December 27, 2007).
10. 16	Form of Warrant Clarification Agreement, dated January 4, 2008, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K dated January 7, 2008).
10.17	Second Amendment to the Share Subscription Cum Purchase Agreement Dated September 15, 2007, entered into on January 14, 2008 by and among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated January 16, 2008).
10.18	Letter Agreement dated January 8, 2008 by and among India Globalization Capital, Inc., Odeon Limited, and Techni Bharathi Limited with respect to the Share Purchase Agreement dated September 21, 2007 by and among India Globalization Capital, Inc. and Odeon Limited (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K dated January 16, 2008).
10.19	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated March 8, 2008 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K dated May 23, 2008).
10.20	2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 8, 2008).
10.21	Registration Rights Agreement dated October 16, 2009 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K dated October 21, 2009).
10.22	Form of Securities Purchase Agreement dated September 14, 2009 by and among India Globalization Capital, Inc. and the investors named therein (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K dated September 17, 2009).
10.23	Amendment No. 1 dated October 30, 2009 to Securities Purchase Agreement by and among India Globalization Capital, Inc. and the investors named therein (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, as filed on December 18, 2009(Reg. No. 333-163867)).
10.24	ATM Agency Agreement dated October 13, 2009, by and between India Globalization Capital, Inc. and Enclave Capital LLC (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K dated October 13, 2009).
10.25	Co-Placement Agency Agreement between the Company, Source Capital Group, Inc. and Boenning & Scattergood, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, as filed on November 10, 2010).
10.26	Note and Share Purchase Agreement dated February 25, 2011 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K dated February 25, 2011).
10.27	Unsecured Promissory Note dated February 25, 2011 in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K dated February 25, 2011).
10.28	Note and Share Purchase Agreement dated March 24, 2011 between the Company and the Steven M. Oliveira 1998 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K dated March 25, 2011).
10.29	Unsecured Promissory Note dated March 24, 2011 in the principal amount of $2,120,000 issued by the Company to the Steven M. Oliveira 1998 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated March 25, 2011).
10.30	Stock Purchase Agreement between India Globalization Capital, Inc. and all of the shareholders of HK Ironman dated October 14, 2011 (incorporated by reference to Annex A of the Form DEF 14A of India Globalization Capital, Inc., dated October 14, 2011 and filed with the Securities and Exchange Commission on December 9, 2011 (Commission File No.: 001-32830)).
10.31	Purchase Agreement Between Linxi H&F Economic and Trade Co. Ltd. and Mr. Yuxing Lu dated June 21, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated June 25, 2012).
10.32	Memorandum of Settlement among India Globalization Capital, Inc., Sricon Infrastructure Private Limited and the persons named as Promoters therein (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K dated June 27, 2012).
10.33
Note and Share Purchase Agreement between the Company and Bricoleur Partners, L.P. dated October 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2012).

10.34
Unsecured Promissory Note in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. dated October 9, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 12, 2012).

10.35
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

10.36
Settlement Agreement among IGC Materials Private Limited (“IGC-MPL”), the first part: Mr. Jortin Antony individually and representing the Jortin Antony Group, the second part: and Techni Bharathi Private Limited (“TBL”), the third part, dated October 13, 2012 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 18, 2012 and April 4, 2013).

10.37
Amendment No. 1 to the 2012 Note and Share Purchase Agreement with Bricoleur Partners, L.P. dated March 31, 2013 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K dated July 16, 2013).

10.38
Amendment No. 2 to the 2012 Note and Share Purchase Agreement with Bricoleur Partners, L.P. dated March 31, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014).

10.39	Placement Agency Agreement between the Company and Midtown Partners & Co., LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 3, 2014).
10.40
Stock Purchase Agreement by and among India Globalization Capital, Inc., a Shareholder of Golden Gate Electronics Limited and Golden Gate Electronics Limited, dated May 31, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 5, 2014).

10.41
ATM Agency Agreement dated June 8, 2014, by and between India Globalization Capital, Inc. and Enclave Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2014).

10.42
Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated July 14, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K dated July 15, 2014).

10.43
Purchase Agreement, dated as of December 18, 2014, by and between India Globalization Capital, Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2014).

10.44
Share Purchase Agreement, dated as of February 11, 2016, by and among India Globalization Capital, Inc., RGF Land Sdn. Bhd., and Cabaran Ultima Sdn. Bhd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 16, 2016).

10.45
Stock Purchase Agreement with certain investors relating to the sale and issuance by our company to the investors of an aggregate of 2,142,856 shares of our common stock, dated February 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2016).

10.46
Stock Purchase Agreement with certain investors relating to the sale and issuance by our company to the investors of an aggregate of 1,428,571 shares of our common stock, dated March 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.47
Stock Purchase Agreement with certain investor relating to the sale and issuance by our company to the investor of an aggregate of 681,818 shares of our common stock, dated March 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2016).

10.48
At-The-Market (“ATM”) Agency Agreement, dated May 20, 2016, by and between India Globalization Capital, Inc. and IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2016).

21.1	Subsidiaries of India Globalization Capital, Inc.*
23.1	Consent of AJSH & Co LLP*
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate pursuant to 18 U.S.C. § 1350.*
32.2	Certificate pursuant to 18 U.S.C. § 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Label Linkbase Document*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document*
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 14, 2016	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal executive officer)

Date: July 14, 2016	By:	/s/ John Clarke
John Clarke
CFO and Interim Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2016	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer and Director (principal executive officer)

Date: July 14, 2016	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: July 14, 2016	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 14, 2016	/s/ John Clarke
John Clarke
CFO and Interim Treasurer (principal financial and accounting officer)