Form 10-Q
period 2016-06-30
India Globalization Capital, Inc.
filed 2016-08-16
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
☐ Yes     ☑ No

As of August 8, 2016, there were approximately 23,428,687 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	30-June - 16	31-March - 16
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,325,550	$1,490,693
Accounts receivable, net of allowances	591,575	962,658
Inventories	58,647	162,091
Prepaid expenses and other current assets	1,529,781	1,226,507
Total current assets	$3,505,553	$3,841,949
Goodwill	1,180,951	1,180,951
Intangible Assets	113,321	113,321
Property, plant and equipment, net	7,038,529	7,074,437
Investments in affiliates	573,411	609,148
Investments-others	5,229,910	5,175,392
Deferred Income taxes	356,334	356,684
Other non-current assets	497,632	507,300
Total long-term assets	$14,990,088	$15,017,233
Total assets	$18,495,641	$18,859,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	12,591	27,762
Trade payables	259,204	330,631
Accrued expenses	230,132	300,111
Advance from customers	397,516	-
Loans - others	133,333	189,680
Notes payable	1,800,000	1,800,000
Other current liabilities	565,181	550,877
Total current liabilities	$3,397,957	$3,199,061
Long -term borrowings	596,273	801,467
Other non-current liabilities	909,892	910,583
Total non-current liabilities	$1,506,165	$1,712,050
Total liabilities	$4,904,122	$4,911,111
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 23,265,531 issued and outstanding as of March 31, 2016 and 23,405,198 issued and outstanding as of June 30, 2016.	$2,340	$2,327
Additional paid-in capital	65,942,286	65,885,243
Accumulated other comprehensive income	(2,316,544)	(2,269,357)
Retained earnings (Deficit)	(50,527,357)	(50,142,199)
Total equity attributable to Parent	$13,100,725	$13,476,014
Non-controlling interest	$490,794	$472,057
Total stockholders' equity	$13,591,519	$13,948,071
Total liabilities and stockholders' equity	$18,495,641	$18,859,182

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data
	Three months ended June 30,
	2016	2015

Revenues	$288,493	$1,858,809
Cost of revenues (excluding depreciation)	(201,854)	(1,654,769)
Selling, general and administrative expenses	(307,772)	(305,403)
Depreciation	(97,672)	(155,974)
Operating income (loss)	$(318,805)	$(257,337)
Interest expense	(43,278)	(61,914)
Interest income	-	694
Other income, net	1,755	(35,057)
Income before income taxes and minority interest attributable to non-controlling interest	$(360,328)	$(353,614)
Income taxes benefit/ (expense)	-	-
Net income/(loss)	$(360,328)	$(353,614)
Non-controlling interests in earnings of subsidiaries	23,238	29,085
Net income / (loss) attributable to common stockholders	$(383,566)	$(382,699)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	23,312,056	14,832,065
Diluted	23,312,056	14,832,065

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,
	2016			2015
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(383,566)	$23,238	$(360,328)	$(382,699)	$29,085	$(353,614)
Foreign currency translation adjustments	(47,187)	-	(47,187)	30,054	-	30,054
Comprehensive income (loss)	$(430,753)	$23,238	$(407,515)	$(352,645)	$29,085	$(323,560)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(360,328)	$(353,614)
Depreciation	97,672	155,974
Unrealized foreign exchange gain/loss	-	47,087
Non-cash interest expenses	31,240	41,105
Changes in:
Accounts receivable	361,712	(38,942)
Inventories	103,444	(562,091)
Prepaid expenses and other assets	(304,093)	39,034
Trade payables	(70,201)	250,913
Advance from customers	397,516	-
Other current liabilities	(10,062)	(83,847)
Other non – current liabilities	-	13,413
Non-current assets	202	(1,396)
Accrued Expenses	(44,194)	(56,082)
Net cash provided/(used) in operating activities	$202,908	$(548,446)

Cash flow from investing activities:
Proceeds from non-current investment	(55,000)	-
Purchase of property and equipment	(3,106)	(562)
Capital work in progress	(59,706)	(25,834)
Net cash provided/(used) by investing activities	$(117,812)	$(26,396)
Cash flows from financing activities:
Issuance of equity stock	25,668	55,107
Net movement in short-term borrowings	(27,762)	(2,544)
Proceeds /(repayment) from long-term borrowing	(205,193)	-
Proceeds from loans	(43,517)	22,512
Proceeds from Notes payable	-	335,000
Net cash provided/(used) by financing activities	$(250,804)	$410,075

Effects of exchange rate changes on cash and cash equivalents	565	(128)
Net increase/(decrease) in cash and cash equivalents	(165,143)	(164,895)
Cash and cash equivalent at the beginning of the period	1,490,693	824,492
Cash and cash equivalent at the end of the period	$1,325,550	$659,597

Supplementary information:
Cash paid for interest	$12,038	$20,809
Non-cash items:
Common stock issued for interest payment on notes payable	$31,240	$41,105

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  India Globalization Capital, Inc. (“IGC”)

In the United States, through our research on phytocannabinoid-based therapies, we develop intellectual property for the treatment of life altering or life threatening conditions; and for the purpose of leasing we build state-of-the-art farming facilities.  In India, and China, we lease equipment, trade commodities and electronic components, and in Malaysia we develop, and manage residential and commercial real estate.

Phytocannabinoids are chemical compounds that exert a range of effects on the human body, including impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. We have filed five provisional patents with the United States Patent and Trademark Office (“USPTO”), in the combination therapy space, for the indications of pain, medical refractory epilepsy and cachexia as part of our intellectual property strategy focused on the phytocannabinoid based health care industry. There is no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO.  As we develop our intellectual property and expertise, we intend to build leading edge facilities that we can use to grow, extract, and supply pharmaceutical grade phytocannabinoids, when federal laws become more favorable.

In Hong Kong, through a majority owned subsidiary, we operate a trading business. Most of our revenue comes from this business. We are in the process of pivoting away from this business, as there has been a macroeconomic slow-down in this sector, to higher margin niche businesses such as indoor farming, specialized construction and specialty leasing, by organically developing or acquiring this expertise. For example, we recently acquired ten percent of a hotel development in Genting Malaysia for which our Malaysian subsidiary is the project manager.

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

Our short-term plans are to develop, test, and patent phytocannabinoid based pharmaceutical therapies, build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids and develop the hotel complex in Genting Malaysia, while jettisoning our trading business. Our medium-term plans are to acquire companies or management that can help us advance our bio-pharmaceutical and our technology businesses. Our long-term plan is to establish, in the USA, IGC as a leading provider of phytocannabinoid based pharmaceutical and nutraceutical products.

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

In February 2015, IGC filed a lawsuit in the circuit court of Maryland, against 24 defendants related to the acquisition of Ironman, seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants. It is anticipated that the lawsuit will go to trial in mid-2017. The assets of Ironman are currently shown on the balance sheet of IGC. Adjudication of the court case in favor of IGC would mean that the Ironman assets would be removed from the balance sheet of IGC reducing the total assets and additional paid in capital. Please see the risk factor on Ironman and the financial note 3 on the accounting impact on IGC’s balance sheet on Form 10-K filed with the SEC on July 14, 2016.

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

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of June 30, 2016	Percentage of holding as of March 31, 2016
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. ("PRC Ironman") (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius ("IGC-M") (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited ("IGC-IMT") (2)	IGC-M	India	100	100
IGC Materials Private Limited ("IGC-MPL")	IGC-M	India	100	100
IGC Logistic Private Limited ("IGC-LPL") (2)	IGC-M	India	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	51	51
Cabaran Ultima Sdn. Bhd., ("Ultima") (5)	IGC	Malaysia	100	100

(1) Wholly-owned by India Globalization Capital, Inc.
(2) Wholly-owned by India Globalization Capital, Mauritius, Limited.
(3)  95% owned by HK Ironman, which is India Globalization Capital, Inc.’s wholly-owned subsidiary.
(4) 51% owned by India Globalization Capital, Inc.  Formerly known as Golden Gate Electronics Limited.
(5) 100% owned by India Globalization Capital, Inc.

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with the subsidiaries listed above.  We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report.

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814, and our telephone number is (301) 983-0998.  We maintain a website at http://www.igcinc.us. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on July 14, 2016.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out below. The Company’s current fiscal year ends on March 31, 2017.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”) and Midtown Partners & Co., LLC (“MTP”), wherein the Company is not able to exercise significant influence in spite of having 20% or more ownership, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of June 30, 2016, the Company does not have any interest in any VIE investment.

The non-controlling interest disclosed in the accompanying financial statements for the first quarter of fiscal year 2017 represent the non-controlling interest in IGC International, Linxi H&F Economic and Trade Co. (PRC Ironman) and Cabaran Ultima's subsidiaries and the profits or losses associated with the non-controlling interest in those operations.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended June 30, 2016	INR	66.87	per	USD	INR	67.51	per	USD
	RMB	6.65	per	USD	RMB	6.65	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD
	RM	4.01	per	USD	RM	4.03	per	USD

Year ended March 31, 2016	INR	65.39	per	USD	INR	66.25	per	USD
	RMB	6.32	per	USD	RMB	6.44	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD
	RM	4.11	per	USD	RM	3.90	per	USD

Three months ended June 30, 2015	INR	63.37	per	USD	INR	63.59	per	USD
	RMB	6.20	per	USD	RMB	6.20	per	USD
	HKD	7.75	per	USD	HKD	7.75	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly periods ended June 30, 2016 and 2015 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of June 30, 2016 and 2015, there was no significant liability for income tax associated with unrecognized tax benefits.

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

p)  Fair value of financial instruments

As of June 30, 2016 and March 31, 2016, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

During this quarter, sales were spread across many customers in Hong Kong, China, India and Malaysia, and the credit concentration risk is low.

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

w)  Reclassifications

No reclassifications have been made for this first quarter of fiscal year ending March 31, 2017. In the last quarter of fiscal year ending March 31, 2016, we reclassified the Investment in Affiliates (22% minority interest investment we had in Sricon) to Investment Others (five acres of prime land in Nagpur, India) as the company has returned the shares after transfer of land in its name as per the settlement agreement. The land, valued at approximately $5 million, based on various factors including the exchange rate, is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $0.59 million and $0.96 million, as of June 30, 2016 and March 31, 2016, respectively.  The accounts receivable net of reserves for the quarter ended June 30, 2016 comes primarily from the construction and rental of heavy construction equipment. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of June 30, 2016	As of March 31, 2016

Advance to suppliers & services	$605,734	$315,659
Security/statutory advances	13,382	14,399
Advances to employees	883,579	878,042
Prepaid /accrued interest	1,217	1,239
Deposit and other current assets	25,869	17,168
Total	$1,529,781	$1,226,507

* The increase in Advance to suppliers & services comes from our subsidiary in Malaysia.  Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	As of June 30, 2016	As of March 31, 2016

Statutory/Other advances	$497,632	$507,300
Total	$497,632	$507,300

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of June 30, 2016	As of March 31, 2016
Intangible assets at the beginning of the period	$113,321	$306,131
Amortization	-	(158,780)
Effect of foreign exchange translation	-	(34,030)
Total Intangible assets	$113,321	$113,321
Goodwill of IGC International Ltd	$982,782	$982,782
Goodwill of Cabaran Ultima SDN BHD	198,169	198,169
Total Goodwill	$1,180,951	$1,180,951

The value of intangible assets as of June 30, 2016 amounted to $113,321 as compared to $113,321 as of March 31, 2016.  This comes from goodwill associated with the acquisition of Golden Gate and Cabaran Ultima.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of June 30, 2016	As of March 31, 2016
Land	N/A	$-	$-
Building (flat)	25	1,234,162	1,238,569
Plant and machinery	20	6,635,160	6,666,402
Computer equipment	3	148,846	218,124
Office equipment	5	178,982	114,508
Furniture and fixtures	5	117,648	118,753
Vehicles	5	341,280	345,830
Assets under construction	N/A	4,947,047	4,885,844
Total		$13,603,125	$13,588,030
Less: Accumulated depreciation		$(6,564,596)	$(6,513,593)
Net Assets		$7,038,529	$7,074,437

Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $97,672 and $155,974, respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended June 30, 2016 and March 31, 2016 consisted of the following:

	As of June 30, 2016	As of March 31, 2016
Investment in equity shares of an unlisted company	$25,299	$25,781
Investment in Land	5,204,611	5,149,611
Total	$5,229,910	$5,175,392

NOTE 8 – SHORT-TERM BORROWINGS AND ADVANCE FROM CUSTOMERS

For the quarters ended June 30, 2016 and as of March 31, 2016, the Company had a total of $12,591 and $27,762, respectively, in short-term borrowings.  For the quarter ended June 30, 2016, we have an advance of $397,516 made to Cabaran Ultima.  This advance is from the owners of the land in Genting Malaysia where the hotel that we are project managing is being planned.

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of June 30, 2016	As of March 31, 2016
Statutory payables	$35,928	$31,756
Employee related liabilities	528,829	518,587
Other liabilities /expenses payable	424	534
Total	$565,181	$550,877

Other non-current liabilities consist of the following:

	As of June 30, 2016	As of March 31, 2016
Creditors	$36,321	$37,012
Special reserve	-	-
Acquisition related liabilities	873,571	873,571
Total	$909,892	$910,583

  Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2016, the Company has (i) a balance due of $94,914 payable to our CEO inclusive of certain unpaid salaries from previous years and (ii) a long term loan of $596,273 due to the Director of Cabaran (RM 2.4 million).

We pay Integrated Global Networks LLC (“IGN”), an affiliate of Mr. Mukunda, $4,500 per month for office space and certain general and administrative services.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by the Board of Directors at any time without notice.

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), which was due July 31, 2016.  We are currently in negotiations to extend the loan.  Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company started making a monthly interest payment of 23,489 shares of common stock. No other "interest" payment is made on the loan. During the quarter ended June 30, 2016, the Company issued a total of 70,467 shares valued at $31,240 to this debt holder, which constituted an element of repayment of interest. Other long-term borrowings to meet our working capital requirements include $133,333 from various individuals including one of our previous directors who has loaned the Company $40,000 at 10% annual interest payable on April 25, 2018. All these loans are unsecured, carry no prepayment penalties, and may be repaid by the Company at any time.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were made or existed during the three months ended June 30, 2016.

NOTE 13 – COMMON STOCK

Currently, the Company has its Common Stock, $.0001 par value (trading symbol: IGC) (“Common Stock”) listed on the NYSE MKT. Its redeemable warrants to purchase Common Stock (trading symbol: IGC.WT) and its Units trade now on the OTC Markets. In February 2013, the Company voluntarily delisted its units from the NYSE MKT and requested its unit holders to contact IGC to get the existing units separated into Common Stock and Warrants. Each warrant entitles the holder to purchase one-tenth of share of Common Stock at an exercise price of $5.00. On February 2015, the Company extended the warrants’ expiration date to March 6, 2017 and these were delisted on February 2016.

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016 and are currently negotiating a further extension. During the quarter ended June 30, 2016, the Company issued 70,467 shares valued at $31,240 to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013 and June 8, 2014, IGC entered into two respective At the Market (“ATM”) Agency Agreements with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million and 1.5 million from time to time, respectively, for a total of $5.5 million of gross proceeds from the combined ATM agreements. On May 20, 2016, IGC entered into a new At-The-Market Agency Agreement (“ATM Agreement”) with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.), as sales agent (“Brinson Patrick” or the “Agent”). Under the ATM Agreement with Brinson Patrick, IGC may offer and sell shares of its Common Stock having an aggregate offering price of up to $10 million from time to time through Brinson Patrick. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended June 30, 2016, the Company issued 69,000 shares of Common Stock valuated at $25,668 under this agreement.

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

Further, pursuant to IGC’s employee stock option plan and as of June 30, 2016, the Company has granted (1) options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of June 30, 2016 and (2) a total of 3,684,950 shares to its directors and some of its employees. As of June 30, 2016, IGC has 23,405,198 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of June 30, 2016, under the 2008 Omnibus Plan, 269,345 stock options have been awarded, out of which 139,300 have expired, and 3,684,950 shares of common stock have been awarded.  As of June 30, 2016, there were no shares of common stock available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $307,772 for the three months ended June 30, 2016 as compared to $305,403 for the three months ended June 30, 2015. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor-relations expenses, acquisition related expenses and travel expenses.

NOTE 16 – IMPAIRMENT

No impairment was made on the Company’s investments during the fiscal quarter ended June 30, 2016.

NOTE 17 – OTHER INCOME

Other income for the three-month period ended June 30, 2016 amounts to $1,755 and includes income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is located in Kochi, India.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through June 30, 2016, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of June 30, 2016 and 2015 used for the computation of basic earnings per share (“EPS”) is 23,312,056 and 14,832,065, respectively. Due to the loss incurred during the three-month period ended June 30, 2016, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% for both the quarters ended June 30, 2016 and 2015. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for both three-month periods ended June 30, 2016 and 2015. As of June 30, 2016 and 2015, there was no significant liability for income tax associated with unrecognized tax benefits.  As of June 30, 2016, IGC could not use its net operating losses.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)	The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading	$213,093	97.20%
Rental / Lease /Real estate	75,400	2.80%
TOTAL	$288,493	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	% on total revenues
Hong Kong	$213,093	97.20%
India and Malaysia	75,400	2.80%
TOTAL	$288,493	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and China)	Total
Intangible Assets	$-	$113,321	$113,321
Property, Plant and Equipment, Net	822,132	6,216,397	7,038,529
Investments in Affiliates	573,411	-	573,411
Investments Others	5,204,611	25,299	5,229,910
Deferred Tax Assets	-	356,334	356,334
Other Non-Current Assets	-	497,632	497,632
Total Long Term Assets	$6,600,154	$7,208,983	$13,809,137

3) For the quarter ended June 30, 2016 we had 39 customers that accounted for 75% of our total revenue. 51% of the customers are in China, 10% of the customers are in Europe, 13% are in rest of Asia, and 1% of the customers are in the Americas. All customers were involved in buying electronics from us.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of June 30, 2016 and March 31, 2016, include certain aged receivables in the amount of $413,719. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of June 30, 2016. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

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

Purchase price of the acquisition consisted of up to 998,571 shares of our common stock, valued at approximately $169,757 on the closing date of the acquisition and the same will be discharged as follows:

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

The following unaudited pro-forma results of the operations of the Company for the three-month period ended June 30, 2016 and 2015 assume that the Ultima acquisition occurred during the beginning of the comparable period.

	Three months ended June 30,
Particulars	2016	2015
Pro forma revenue	$288,493	$2,174,659
Pro forma other income	$1,755	$(34,363)
Pro forma net income attributable to IGC Stockholders	(383,566)	(70,125)
Pro forma Earnings per share
Basic	-0.02	-0.005
Diluted	-0.02	-0.005

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

The following unaudited pro-forma results of the operations of the Company for the three-months ended June 30, 2016 and 2015 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Three months ended June 30,
Particulars	2016	2015
Pro forma revenue	$288,493	$1,858,809
Pro forma other income	1,755	(34,363)
Pro forma net income attributable to IGC Stockholders	$(383,566)	$(382,669)
Pro forma Earnings per share
Basic	-0.02	-0.03
Diluted	-0.02	-0.03

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

Advance to Terra Sphere Systems

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

NOTE 25 – SUBSEQUENT EVENTS

As reported on Form 8-K filed with the SEC on August 4, 2016, on August 1, 2016, IGC acquired a 10% stake in a 1,000-room luxury hotel development project encompassing 6 plus acres in Genting Highlands, Malaysia, subject to the approval of the board of IGC, NYSE, and possibly the shareholders of IGC.  Consideration for the transaction was 4,000,000 IGC common shares, valued at an agreed upon fair market value on June 2, 2016, of approximately $1,880,000. IGC is subscribing to 10% stake in Brilliant Hallmark Sdn. Bhd. ("Brilliant") free and clear of all encumbrances.

Brilliant is a private limited land development company incorporated in Malaysia and has an exclusive Development Agreement with RGF Land Sdn. Bhd. dated April 18, 2016, to develop the land assets set out in the Agreement. The project is located in close proximity to Resorts World Genting, a hill resort destination that features the First World Indoor Theme Park and a casino that draws visitors from regions such as China, Korea and The Middle East. Cabaran Ultima, IGC's project development and management company, will oversee the estimated $262 million venture.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K filed with the SEC on July 14, 2016.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K filed with the SEC on July 14, 2016, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in this Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2016.

Company Overview

India Globalization Capital, Inc. (“IGC”), a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, and now Malaysia, Hong Kong and China, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering. IGC is headquartered in the United States. The operations of IGC are based in USA, Hong Kong, India, and Malaysia. In the United States, throughout our research on phytocannabinoid-based therapies, we develop intellectual property for the treatment of life altering or life threatening conditions; for the purpose of leasing, we also build state-of-the art farming facilities. In India, Hong Kong and China, we lease equipment, trade commodities and electronic components, and in Malaysia we develop manage and sell residential and commercial real estate.

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

Our short-term plans are to develop, test, and patent phytocannabinoid based pharmaceutical therapies, build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids and develop the hotel complex in Genting Malaysia, while jettisoning our trading business. Our medium-term plans are to acquire companies or management that can help us advance our bio-pharmaceutical and our technology businesses. Our long-term plan is to establish, in the USA, IGC as a leading provider of phytocannabinoid based pharmaceutical and nutraceutical products.

Subsidiaries Overview

Incorporated on February 19, 2007, India Globalization Capital Mauritius Limited (IGC-M) is a Mauritius based company that manages and beneficially owns all the subsidiaries based in India that were purchased in 2009: IGC Materials Private Limited (“IGC-MPL”), IGC Logistics Private Limited (“IGC-LPL”), IGC India Mining and Trading Private Limited (“IGC-IMT”) and Techni Bharathi Private Limited (“TBL”).  TBL was incorporated on June 19, 1982, in Cochin, India.  TBL is an engineering and construction company currently focused on the heavy equipment leasing business.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  On March 31, 2013, TBL became a fully-owned subsidiary of IGC.  The other Indian subsidiaries are focused on the trading of materials such as iron ore to customers in India and China.

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

IGC HK Mining and Trading Limited (“IGC-HK”) is a Hong Kong-based company incorporated in January 2013. In September 2014, we changed the subsidiary’s name to IGC Cleantech (“IGC-CT”). IGC-CT is a wholly-owned subsidiary of IGC-Mauritius and is not currently an operational subsidiary.

Golden Gate Electronics Limited (“Golden Gate”), a corporation organized and existing under the laws of Hong Kong and now known as IGC International Limited (“IGC-INT”), operates an e-commerce platform for trading of commodities and electronic components. In May 2014, IGC completed the acquisition of 51% of Golden Gate issued and outstanding share capital of. As we are curtailing our low margin trading activity and realigning resources to the phytocannabinoid industry and real estate development and international project management industry, we are negotiating an exit from our ownership of Golden Gate. We anticipate exiting this acquisition and eventually the trading business.

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

In February 2016, we completed the acquisition of 100% of the outstanding share capital of Cabaran Ultima Sdn. Bhd., a corporation organized and existing under the laws of Malaysia (“Ultima”), from RGF Land Sdn. Bhd. (“Land”), the sole shareholder of Ultima. Ultima holds 51% of RGF Cabaran Sdn. Bhd., which holds 75% of RGF Construction Sdn. Bhd. Ultima and its management’s expertise include the following: (i) building agro-infrastructure for growing medicinal plants and botanical extraction, and (ii) construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels.

Results of Operations

Three Months ended June 30, 2016 Compared to Three Months ended June 30, 2015

Revenue - Total revenue was $288,493 for the three months ended June 30, 2016 as compared to $1,858,809 for the three months ended June 30, 2015.  In the three-month periods ended June 30, 2016 and 2015, the revenue was deliberate and primarily generated by the trading of electronics and rental of heavy equipment. The decrease in revenue is primarily from a decrease in the volume of the electronic trading business, which we are in the process of curtailing.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended June 30, 2016 was $201,854 as compared to $1,654,769 for the three months ended June 30, 2015.  The decrease in cost of revenue stems from a decrease in the volume of business as reflected in the decrease in revenue.

Selling, General and Administrative - Selling, general and administrative expenses were $307,772 for the three months ended June 30, 2016 as compared to $305,403 for the three months ended June 30, 2015.  Most of the expenses are public-company related expenses.

Depreciation – The depreciation expense was approximately $97,672 in the three months ended June 30, 2016 as compared to $155,974 in the three months ended June 30, 2015.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended June 30, 2016 were approximately $43,278 as compared to approximately $61,914 for the three months ended June 30, 2015.  Most of the interest is paid with shares of the Company and is therefore non-cash.

Other income/(loss) – Other income was $1,755 for the three-month period ended June 30, 2016 as compared to other income/(loss) of $(35,057) in June 30, 2015. Other income for June 30, 2016 includes the rent of apartment owned by one of the subsidiaries and the income by supply of skilled operators for the heavy equipment rental business.

Consolidated Net Income/(loss) – In the three months ended June 30, 2016, the Company reported a GAAP net income loss of $383,566 and a GAAP EPS loss of $0.02 compared to a GAAP net income loss of $382,699 and a GAAP EPS loss of $0.03 for the three months ended June 30, 2015.  The lower loss in the first quarter of fiscal 2016 is attributable to lower selling, general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the three-month periods ended June 30, 2016 and 2015.

During the three months ended June 30, 2016, cash provided in operating activities was $202,908 compared to $548,446 used during the three months ended June 30, 2015.

During the three months ended June 30, 2016, $117,812 cash was used in investing activities from continuing operations as compared to $26,396 used during the same period in 2015.

For the quarter ended June 30, 2016, our non-GAAP cash burn was approximately $254,654 after adjusting for $97,672 of depreciation and $31,240 of non-cash interest.

 At the end of June 30, 2016, our cash and cash equivalents along with restricted cash was $1,325,550 and working capital of $107,596. We currently have sufficient cash to continue business operations with limited expansion.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2016 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 15, 2016	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ John Clarke
John Clarke
CFO and Interim Treasurer (principal financial and accounting officer)