Form 10-Q
period 2016-09-30
India Globalization Capital, Inc.
filed 2016-11-21
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
☐ Yes     ☑ No

As of November 8, 2016, there were approximately 28,378,887 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	All amounts in USD except share data
	As of
	30-September - 16	31-March - 16
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$939,285	$1,490,693
Accounts receivable, net of allowances	653,959	962,658
Inventories	58,647	162,091
Prepaid expenses and other current assets	1,272,426	1,226,507
Total current assets	$2,924,317	$3,841,949
Goodwill	198,170	1,180,951
Intangible Assets	113,321	113,321
Property, plant and equipment, net	6,929,982	7,074,437
Investments in affiliates	2,603,411	609,148
Investments-others	5,230,264	5,175,392
Deferred Income taxes	356,619	356,684
Other non-current assets	504,065	507,300
Total long-term assets	$15,935,832	$15,017,233
Total assets	$18,860,149	$18,859,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short -term borrowings	$-	$27,762
Trade payables	456,783	330,631
Accrued expenses	90,045	300,111
Loans – others	-	189,680
Notes payable	1,800,000	1,800,000
Other current liabilities	517,253	550,877
Total current liabilities	$2,864,081	$3,199,061
Long - term borrowings	653,753	801,467
Loans – others	366,669	-
Other non-current liabilities	150,751	910,583
	$1,171,173	$1,712,050
Total liabilities	$4,035,254	$4,911,111
Stockholders’ equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 23,265,531 issued and outstanding as of March 31, 2016 and 23,957,827 issued and outstanding as of September 30, 2016.	$2,396	$2,327
Additional paid-in capital	67,820,860	65,885,243
Accumulated other comprehensive income (loss)	(2,307,769)	(2,269,357)
Retained earnings (Deficit)	(51,111,225)	(50,142,199)
Total equity attributable to Parent	$14,404,262	$13,476,014
Non-controlling interest	$420,633	$472,057
Total stockholders’ equity	$14,824,895	$13,948,071
Total liabilities and stockholders’ equity	$18,860,149	$18,859,182

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data		All amounts in USD except share data
	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015

Revenues	$162,163	$2,055,585	$237,563	$3,914,394
Cost of revenues (excluding depreciation)	(90,534)	(1,889,598)	(154,589)	(3,544,367)
Selling, general and administrative expenses	(339,585)	(525,353)	(636,802)	(830,756)
Depreciation	(97,842)	(148,855)	(195,514)	(304,829)
Loss on investments / associates /joint ventures	(183,835)	-	(183,835)	-
Operating income (loss)	$(549,633)	$(508,221)	$(933,177)	$(765,558)
Interest expense	(51,410)	(67,460)	(89,956)	(128,682)
Interest income	114	-	114	2
Other income, net (loss)	11,985	(64,671)	13,740	(99,728)
Income before income taxes and minority interest attributable to non-controlling interest	$(588,944)	$(640,352)	$(1,009,279)	$(993,966)
Income taxes benefit/ (expense)	-	-	-	-
Net income/(loss)	$(588,944)	$(640,352)	$(1,009,279)	$(993,966)
Non-controlling interests in earnings of subsidiaries	(5,073)	(16,979)	(11,239)	12,106
Net income / (loss) attributable to common stockholders	$(583,871)	$(623,373)	$(998,040)	$(1,006,072)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	23,636,403	14,995,130	23,636,403	14,995,130
Diluted	23,636,403	14,995,130	23,636,403	14,995,130

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,
	2016			2015
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(583,871)	$(5,073)	$(588,944)	$(623,373)	$(16,979)	$(640,352)
Foreign currency translation adjustments	8,775	-	8,775	(184,959)	-	(184,959)
Comprehensive income (loss)	$(575,096)	$(5,073)	$(580,169)	$(808,332)	$(16,979)	$(825,311)

	Six months ended September 30,
	2016			2015
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(998,040)	$(11,239)	$(1,009,279)	$(1,006,072)	$12,106	$(993,966)
Foreign currency translation adjustments	38,412	-	38,412	(154,905)	-	(154,905)
Comprehensive income (loss)	$(959,628)	$(11,239)	$(970,867)	$(1,160,977)	$12,106	$(1,148,871)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,009,279)	$(993,966)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	-	-
Depreciation	195,514	304,829
Write back of liability (non-cash)	-	-
Unrealized foreign exchange gain/loss	-	116,124
Loss from Investments /joint venture /associates	183,835	-
Non-cash interest expenses	71,315	87,726
ESOP and other stock related expenses	-	99,000
IR and other shares	-	184,000
Changes in:
Accounts receivable	$(2,462)	$(135,799)
Inventories	-	317,893
Prepaid expenses and other assets	(4,836)	297,446
Trade payables	200,688	207,141
Other current liabilities	(33,414)	(264,666)
Other non – current liabilities	(36,191)	13,250
Non-current assets	723	(1,379)
Accrued Expenses	(242,621)	(224,263)
Inter–company balances	-	-
Net cash provided/(used) in operating activities	$(676,728)	$7,336

Cash flow from investing activities:
Proceeds from non – current investment	$(55,000)	$-
Purchase of property and equipment	(4,504)	(806)
Capital work in progress	(95,843)	47,388
Non current assets	-	-
Net cash provided/(used) by investing activities	$(155,347)	$46,582
Cash flows from financing activities:
Issuance of equity stock	$242,562	$148,013
Net movement in short-term borrowings	-	(769,447)
Proceeds /(repayment) from long-term borrowing	140,933	(29,254)
Proceeds from loans	(64,250)	92,529
Proceeds from Notes payable	-	309,050
Net cash provided/(used) by financing activities	$319,245	$(249,109)

Effects of exchange rate changes on cash and cash equivalents	(38,578)	8,622
Net increase/(decrease) in cash and cash equivalents	(551,408)	(186,569)
Cash and cash equivalent at the beginning of the period	1,490,693	824,492
Cash and cash equivalent at the end of the period	$939,285	$637,923

Supplementary information:
Cash paid for interest	$18,641	$40,956
Cash paid for taxes	-	$-
Non-cash items:
Common stock issued for interest payment on notes payable	$71,315	$61,776
Common stock issued including ESOP, Consultancy and IR	$-	$283,000

 The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  India Globalization Capital, Inc. (“IGC”)

Through our research on phytocannabinoids, we develop intellectual property for the treatment of life altering or life threatening conditions; and for the purpose of leasing we build state-of-the-art farming facilities.  In Malaysia we develop and manage residential and commercial real estate.  In India and China we lease equipment, trade commodities and electronic components.

Phytocannabinoid based therapies

We have filed five provisional patents with the United States Patent and Trademark Office (“USPTO”), in the combination therapy space, for the indications of pain, medical refractory epilepsy, and cachexia as part of our intellectual property strategy focused on the phytocannabinoid based health care industry. There is no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO.  As we develop our intellectual property, and expertise, we intend to build leading edge facilities that we can use to grow, extract, and supply pharmaceutical grade phytocannabinoids, when and if federal laws become more favorable. The table below provides a status of our patent filings:

Indication	Provisional Filing	PCT Filing	Subsequent Activity

Pain (Case 1)	9/16/14	9/16/15	US National Case Filed – 6/15/16

Seizures (Case 2)	6/15/15	6/14/16	US National Case Filed – 6/15/16

Seizures (Case 3)	4/1/15	4/1/16	PCT Application Published- 10/6/16

Eating Disorders (Case 4)	8/12/15	8/11/16	US and National Filing Anticipated 2/12/18

Seizures (Case 5)	6/15/16	Anticipated- 6/15/17	US and National Filing Anticipated 12/15/18
Cannabinoids are chemical compounds that exert a range of effects on the human body, including impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. Phytocannabinoids are cannabinoids that occur naturally in the cannabis plant, they are abundant in the viscous resin produced by glandular structures called trichomes. There are over 480 different compounds in the cannabis plant.  Many of them have been identified as cannabinoids. Of these THC (delta-9-tetrahydrocannabinol) is the main psychoactive component (“high”) in the plant and is, broadly, pursued by the recreational users.  The medical community, on the other hand broadly pursues many of the non-psychoactive phytocannabinoids, CBD (Cannabidiol) for example.
The pain market represents a significant component of the healthcare system and The Journal of Pain in September 2012 reported that the annual estimated national cost of pain ranges from $560 billion to $635 billion.  This figure exceeds the entire cost of the nation’s priority health conditions.  Additionally, The American Pain Society recommends that pain be made more visible and be categorized as the fifth vital sign; recognizing that terminal illnesses are often accompanied by unbearable levels that are so severe and difficult to treat that death seems more preferable. According to the Arthritis Foundation, arthritis has been particularly problematic for women; since 1999 there has been a 22 percent increase in the number of women who attribute their disability to arthritis.  Current treatment protocols such as the utilization of opioid-based drug therapies present a number of challenges and may result in debilitating consequences that affect patient day-to-day functioning and patients’ productivity. Commonly reported side effects include hallucinations, constipation, sedation, nausea, respiratory depression, and dysphoria. Our patent filing is based on a novel therapy that uses extracts from the cannabis plant for the treatment of psoriatic arthritis and scleroderma pain. The therapy uses a cream that is applied to the joints, using a variety of delivery mechanisms including a bio-adhesive patch.

Approximately 50 million people worldwide are affected by epilepsy (Sanders, 2003).  Epilepsy is thought to be due to multiple factors that include sodium, potassium, GABA (gamma amino butyric acid) and NMDA (N-Methyl-d-aspartate).  It is believed, for example, that to maximally control epilepsy, modulation of one or more of these receptors is required and that mono therapy is adequate in up to 25% of patients.  The onset of epileptic seizures can be life threatening, including long-term implications (Lutz, 2004) such as mental health problems, cognitive deficits and morphological changes (Swann, 2004, Avoli et. al., 2005). The onset of epilepsy also greatly affects lifestyle as sufferers live in fear of consequential injury or the inability to perform daily tasks (Fisher et. al., 2000).The scientific community (1980 Cunha et. al., 1986 Ames, 1990 Trembly et. al. recent testing by GW Pharmaceuticals, among others) have shown that cannabidiol (CBD) has anti-convulsive properties in humans.  Other studies, (Davis and Ramsey) have shown that tetrahydrocannabinol (THC) can also help reduce seizures.  Two of our patent filings involving novel therapies use phytocannabinoid extracts from cannabis, in combination with other drugs, to treat medical refractory epilepsy in humans and seizures in dogs and cats.
Cachexia is a condition that accompanies severe illness such as cancer and results in the weakness and wasting away of the body. Cachexia physically weakens patients to the extent that response to standard treatments is poor.  In the U.S. it is estimated that a population of approximately 1.3 million are experiencing cachexia associated with cancer, multiple sclerosis, Parkinson’s disease, HIV/AIDS and other progressive illnesses. Cachexia is secondary to an underlying disease such as cancer or AIDS and is a positive risk factor for death.  As an example, cancer induced anorexia cachexia is responsible for about 20% of all cancer deaths.  Our patent filing involves a novel therapy that uses phytocannabinoids to stimulate senses (smell and taste) with a combination of drugs to stimulate appetite.  Our approach addresses the veterinarian market as dogs and cats also suffer from pain, epilepsy and cachexia and getting a product to market for the veterinarian industry is significantly less time consuming than getting products approved for human healthcare.  We expect to file more patents and continue to develop intellectual property in this industry.
Real estate management and other businesses

 In Malaysia, our subsidiary Cabaran Ultima is the project manager of an estimated $262 million five-star hotel planned to be built on approximately 6 plus acres in Genting highlands. Genting is a hill resort one hour from Kuala Lumpur that boasts many attractions including a casino and is home to the 20th Century Fox World theme park slated to open in 2017. The site is located within walking distance to the theme park and casino. We own 10% of the hotel project through our investment in a Malaysian company called Brilliant Hallmark with recourse to the land assets through a Tag Along Agreement in the event of non-performance. HBA Architecture, the hotel's master planner and designer, have a prestigious design resume that includes numerous developments such as the Hilton Hanoi Opera Hotel Refurbishment in Vietnam, Marrisle Boutique Leisure Resort and Club Med Gongshan Island Resort, both located in China.  They have been tasked with synthesizing concepts such as sanctuary, water, light, futuristic, aviary, birds and gold.  The premier destination is expected to be about 1,861,000 square feet and will consist of a large conference facility, residential suites, five star premium suites, four-star hotel, and retail public areas.  We expect to submit the final plans for the hotel to the zoning authorities in Malaysia by the end of this year with approvals expected in three to five months.  The milestones for the build out are as follows: 1) finalization of the architectural concept and drawings, 2) submission of plans to the authorities for approval, 3) securing debt financing, and 4) choosing a construction company to execute the plans. The build out is expected to take three to four years.  During the build out phase we expect to receive revenue from project management and after it is built, from the disposition of the hotel.  In Malaysia we expect to evaluate other resort projects and develop this side of the business.

In Hong Kong, through a majority owned subsidiary called Golden Gate that we renamed as IGC International, we operated an electronics business. Most of our revenue in fiscal 2016 and some of the revenue in the first quarter of fiscal 2017 come from that business. We had no revenue from Golden Gate for the quarter ended September 30, 2016.  We have moved away from the electronics business as there is a macroeconomic slow-down in the electronics sector and without scale meaningfully competing is difficult. The Board decided against attempting scale and further investments. We have stopped taking orders, released most of the staff, closed the offices in Hong Kong and Shenzhen China, paid back the lines of credit with the Hong Kong banks, released IGC’s executive from the personal guarantee that he provided for the lines of credit, and liquidated the inventory.

The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition.  The terms of the Acquisition Agreement called for the delivery of 205,671 shares of IGC common stock at the signing of the Agreement and the remaining 1,004,094 shares were contingent on the electronics business meeting annual thresholds for revenue and profit through fiscal year ending on March 31, 2017.  The contingent shares will not be delivered as IGC International is unable to meet the targets.  We are in negotiations for the return of all or some part of the initial 205,671 shares that were delivered to the principals of Golden Gate at the signing of the acquisition. We have no disputes with the initial principals of Golden Gate and the decision to curtail this business was mutual.

Our short-term plans are to develop, test, and patent phytocannabinoid based pharmaceutical therapies, build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids, when federally legal, and develop the hotel complex in Genting Malaysia. Our long-term plan is to establish IGC as a leading provider of phytocannabinoid based pharmaceutical and nutraceutical products.

Brief History

IGC is a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination. In March 2006, we completed an initial public offering of our common stock. In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius. In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL. The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M. TBL shares are held by IGC-M. TBL is focused on the heavy equipment leasing business. In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties and in exchange for the 22% minority interest we had in Sricon, we received approximately five acres of prime land in Nagpur, India, valued around $5 million, based on various factors including real estate demand in India and exchange rate. The land is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

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

In February 2015, IGC filed a lawsuit in the circuit court of Maryland against 24 defendants related to the acquisition of Ironman seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants. It is anticipated that the lawsuit could go to trial in mid-2017. The assets of Ironman are currently shown on the balance sheet of IGC. We are also considering alternative strategies. Based on the outcome, the Ironman assets may be removed from the balance sheet of IGC reducing the total assets and additional paid in capital.  Please see the risk factor on Ironman and the financial Note 3 on the accounting impact on IGC’s balance sheet on Form 10-K filed with the SEC on July 14, 2016.

In May 2014, we completed the acquisition of 51% of the outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong and now known as IGC International (“IGC-INT”). IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for the trading of commodities and electronic components. The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition.  For the quarter ended September 30, 2016 we have no revenue from this business.

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

In August 2016, we subscribed to 10% of Brilliant Hallmark, Sdn. Bhd. a corporation organized and existing under the laws of Malaysia (“Brilliant”).  We paid 4,000,000 shares of common stock with a Fair Market Value of $1,880,000 for the 10% stake in Brilliant that holds the exclusive rights to build a hotel and develop the property in Genting Malaysia.  IGC has recourse to the land assets in the event of non-performance through a separate Tag Along Agreement dated August 1, 2016 between IGC on the one hand and RGF Land Sdn. Bhd., the shareholders of RGF Land Sdn. Bhd., and Brilliant on the other hand.

b)  List of subsidiaries with percentage holding

The operations of IGC are based in Malaysia, India, Hong Kong, China and the United States. The financial statements of the following subsidiaries have been considered for consolidation.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of September 30, 2016	Percentage of holding as of March 31, 2016
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. (“PRC Ironman”) (3)	HK Ironman	Peoples’ Republic of China	95	95
IGC – Mauritius (“IGC-M”) (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
India Mining and Trading Private Limited (“IGC-IMT”) (2)	IGC-M	India	100	100
IGC Materials Private Limited (“IGC-MPL”)	IGC-M	India	100	100
IGC Logistic Private Limited (“IGC-LPL”) (2)	IGC-M	India	100	100
Cabaran Ultima Sdn. Bhd., (“Ultima”) (4)	IGC	Malaysia	100	100

(1) Wholly-owned by India Globalization Capital, Inc.
(2) Wholly-owned by India Globalization Capital, Mauritius, Limited.
(3)  95% owned by HK Ironman, which is India Globalization Capital, Inc.’s wholly-owned subsidiary.
(4) 100% owned by India Globalization Capital, Inc.

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

The Company accounts for investments by the equity method where its investment in the voting stock gives it the ability to exercise significant influence over the investee but not control.  In situations, such as the Company’s ownership interest in Sricon Infrastructure Private Limited (“Sricon”) and Midtown Partners & Co., LLC (“MTP”), wherein the Company is not able to exercise significant influence in spite of having 20% or more ownership, the Company has accounted for the investment based on the cost method.  In addition, the Company consolidates any Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary.  However, as of September 30, 2016, the Company does not have any interest in any VIE investment.

The non-controlling interest disclosed in the accompanying financial statements for the second quarter of fiscal year 2017 represent the non-controlling interest in IGC International, Linxi H&F Economic and Trade Co. (PRC Ironman) and Cabaran Ultima’s subsidiaries and the profits or losses associated with the non-controlling interest in those operations.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
Three months ended September 30, 2015	INR	65.15	per	USD	INR	65.50	per	USD
	RMB	6.29	per	USD	RMB	6.36	per	USD
	HKD	7.78	per	USD	HKD	7.75	per	USD

Year ended March 31, 2016	INR	65.39	per	USD	INR	66.25	per	USD
	RMB	6.32	per	USD	RMB	6.44	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD
	RM	4.11	per	USD	RM	3.90	per	USD

Three months ended September 30, 2016	INR	66.37	per	USD	INR	66.58	per	USD
	RMB	6.66	per	USD	RMB	6.67	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD
	RM	3.99	per	USD	RM	4.13	per	USD

f)  Revenue recognition

The majority of the revenue recognized for the quarterly periods ended September 30, 2016 and 2015 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

i)  Investments

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs.  The Company’s equity in the earnings/(losses) of affiliates is included in the statement of income and the Company’s share of net assets of affiliates is included in the balance sheet.  Where the Company’s ownership interest in spite of being in excess of 20% is not sufficient to exercise significant influence, the Company has accounted for the investment based on the cost method, as is the case of Midtown Partners & Co., LLC (“MTP”).

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of September 30, 2016 and 2015, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by IGC of its common stock to (1) HK Ironman stockholders in exchange for HK Ironman stock; to (2) Golden Gate Electronics Ltd (“GG”) in exchange for GG stock; to (3) Apogee Financial in exchange for a membership interest in Midtown Partners, LLC; to (4) Cabaran Ultima (“Ultima”) in exchange for Ultima’s stock; and to (5) Brilliant in exchange for Brilliant’s stock as contemplated by the respective stock purchase agreements between the Company and HK Ironman, PRC Ironman and their stockholders; between the Company and Golden Gate Electronics Ltd and its stockholders; between the Company and Apogee Financial and their stockholders; between the Company and Cabaran Ultima and its stockholders; and between the Company and Brilliant generally will not be taxable transactions to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss because of the approval of the shares for U.S. federal income tax purposes.

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

p)  Fair value of financial instruments

As of September 30, 2016 and March 31, 2016, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

During this quarter, sales were spread across many customers in India and one customer in Malaysia, and the credit concentration risk is low.

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

The Company adopted the provisions of ASC 350, “Intangibles – Goodwill and Others” (previously referred to as SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth the accounting for goodwill and intangible assets subsequent to their acquisition.  ASC 350 requires that goodwill and indefinite-lived intangible assets be allocated to the reporting unit level, which the Company defines as each subsidiary.  ASC 350 also prohibits the amortization of goodwill and indefinite-lived intangible assets upon adoption, but requires that they be tested for impairment at least annually, or more frequently as warranted, at the reporting unit level.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $0.65 million and $0.96 million, as of September 30, 2016 and March 31, 2016, respectively.  The accounts receivable net of reserves for the quarter ended September 30, 2016 comes primarily from the construction and rental of heavy construction equipment. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of September 30, 2016	As of March 31, 2016
Advance to suppliers & services	372,081	315,659
Security/statutory advances	13,512	14,399
Advances to employees	868,517	878,042
Prepaid /accrued interest	1,234	1,239
Deposit and other current assets	17,082	17,168
Total	$1,272,426	$1,226,507

* The increase in Advance to suppliers & services comes from our subsidiary in Malaysia.  Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	As of September 30, 2016	As of March 31, 2016
Statutory/Other advances	$504,065	$507,300
Total	$504,065	$507,300

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of September 30, 2016	As of March 31, 2016
Intangible assets at the beginning of the period	$113,321	$306,131
Amortization	-	(158,780)
Effect of foreign exchange translation	-	(34,030)
Total Intangible assets	$113,321	$113,321
Goodwill of IGC International Ltd	0	982,782
Goodwill of Cabaran Ultima SDN BHD	198,170	198,169
Total Goodwill	$198,170	$1,180,951

The value of intangible assets, associated with the acquisition of Ironman, as of September 30, 2016 and March 31, 2016 amounted to $113,321.  In this quarter the goodwill associated with IGC International Ltd was impaired.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of September 30, 2016	As of March 31, 2016
Building (flat)	25	$1,237,398	$1,238,569
Plant and machinery	20	6,658,105	6,666,402
Computer equipment	3	149,963	218,124
Office equipment	5	114,038	114,508
Furniture and fixtures	5	97,371	118,753
Vehicles	5	318,507	345,830
Assets under construction	N/A	4,945,773	4,885,844
Total		$13,521,155	$13,588,030
Less: Accumulated depreciation		$(6,591,173)	$(6,513,593)
Net Assets		$6,929,982	$7,074,437

Depreciation and amortization expense for the period ended September 30, 2016 and 2015 was $195,514 and $304,829 respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended September 30, 2016 and March 31, 2016 consisted of the following:

	As of September 30, 2016	As of March 31, 2016
Investment in equity shares of an unlisted company	$25,653	$25,781
Investment in Land	5,204,611	5,149,611
Total	$5,230,264	$5,175,392

NOTE 8 – SHORT-TERM BORROWINGS

The Company had no short-term borrowings during the quarter ended September 30, 2016 and $27,762 as of March 31, 2016.

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES
Other current liabilities consist of the following:

	As of September 30, 2016	As of March 31, 2016
Statutory payables	$24,557	$31,756
Employee related liabilities	492,696	518,587
Other liabilities /expenses payable	-	534
Total	$517,253	$550,877

 Other non-current liabilities consist of the following:

	As of September 30, 2016	As of March 31, 2016
Creditors	$751	$37,012
Acquisition related liabilities	150,000	873,571
Total	$150,751	$910,583

  Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2016, the Company has (i) a balance due of $93,810 payable to our CEO inclusive of certain unpaid salaries from previous years and (ii) a long term loan of $653,753 due to the Director of Cabaran (RM 2.70 million).

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

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), which was due July 31, 2016.  We are currently in negotiations to extend the loan.  Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company started making a monthly interest payment of 23,489 shares of common stock. No other “interest” payment is made on the loan. During the quarter ended September 30, 2016, the Company issued a total of 83,489 shares valued at $40,075 to this debt holder, which constituted an element of repayment of interest. Other long-term borrowings to meet our working capital requirements include $366,669 from various individuals including one of our previous directors who has loaned the Company $40,000 at 10% annual interest payable on April 25, 2018. All these loans have a term of five years, are unsecured, carry interest between 0% and 20%, carry no prepayment penalties, and may be repaid by the Company at any time.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were made or existed during the three months ended September 30, 2016.

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

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016 and are currently negotiating a further extension. During the quarter ended September 30, 2016, the Company issued 83,489 shares valued at $40,075 to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013 and June 8, 2014, IGC entered into two respective At the Market (“ATM”) Agency Agreements with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of Common Stock having an aggregate offering price of up to $4 million and 1.5 million from time to time, respectively, for a total of $5.5 million of gross proceeds from the combined ATM agreements. On May 20, 2016, IGC entered into a new At-The-Market Agency Agreement (“ATM Agreement”) with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.), as sales agent (“Brinson Patrick” or the “Agent”). Under the ATM Agreement with Brinson Patrick, IGC may offer and sell shares of its Common Stock having an aggregate offering price of up to $10 million from time to time through Brinson Patrick. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended September 30, 2016, the Company issued 469,140 shares of Common Stock valuated at $204,736 under this agreement.

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

Further, pursuant to IGC’s employee stock option plan and as of September 30, 2016, the Company has granted (1) options to purchase 130,045 shares at an average exercise price of $5.60 per share, all of which are outstanding and exercisable as of September 30, 2016 and (2) a total of 3,684,950 shares to its directors and some of its employees. As of September 30, 2016, IGC has 23,957,827 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of September 30, 2016, under the 2008 Omnibus Plan, 269,345 stock options have been awarded, out of which 139,300 have expired, and 3,684,950 shares of common stock have been awarded.  As of September 30, 2016, there were no shares of common stock available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $636,802 for the six months ended September 30, 2016 as compared to $830,756 for September 30, 2015. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor-relations expenses, acquisition related expenses and travel expenses.

NOTE 16 – IMPAIRMENT

We impaired the goodwill associated with the Company’s investment in Hong Kong during the fiscal quarter ended September 30, 2016.

NOTE 17 – OTHER INCOME

Other income for the three-month period ended September 30, 2016 amounts to $11,985 and includes income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is located in Kochi, India.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through September 30, 2016, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of September 30, 2016 and 2015 used for the computation of basic earnings per share (“EPS”) is 23,636,403 and  14,995,130,  respectively. Due to the loss incurred during the three-month period ended September 30, 2016, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% for both the quarters ended September 30, 2016 and 2015. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded no income tax gain/expense resulting from operational results of its foreign entities for both three-month periods ended September 30, 2016 and 2015. As of September 30, 2016 and 2015, there was no significant liability for income tax associated with unrecognized tax benefits.  As of September 30, 2016,  IGC could not use its net operating losses.

NOTE 20 – SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are component of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker (“CODM”) to decide how to allocate resources and evaluate performance. The Company’s CODM is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)	The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading	$-	0%
Rental / Lease /Real estate	237,563	100%
TOTAL	$237,563	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlying agreement.

Geographic Location	Amount	% on total revenues
Hong Kong	$-	0%
India and Malaysia	237,563	100%
TOTAL	$237,563	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and China)	Total
Intangible Assets	$-	$113,321	$113,321
Property, Plant and Equipment, Net	856,369	6,073,613	6,929,982
Investments in Affiliates	2,603,411	-	2,603,411
Investments Others	5,204,611	25,653	5,230,264
Deferred Tax Assets	-	356,619	356,619
Other Non-Current Assets	-	504,065	504,065
Total Long Term Assets	$8,664,391	$7,073,271	$15,737,662

3) For the quarter ended September 30, 2016 we had one main customer in Malaysia and five in India.  Most of revenue came from the one main customer in Malaysia.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of September 30, 2016 and March 31, 2016, include certain aged receivables in the amount of $419,498. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of September 30, 2016. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 23 – ACQUISITIONS

Brilliant Hallmark Sdn. Bhd.

On August 1, 2016, IGC acquired a 10% stake in a luxury hotel development project encompassing 6 plus acres in Genting Highlands, Malaysia.  Consideration for the transaction was 4,000,000 IGC common shares valued at an agreed upon fair market value of approximately $1,880,000.  Brilliant is a private limited land development company incorporated in Malaysia and has an exclusive Development Agreement with RGF Land Sdn. Bhd. dated April 18, 2016, to develop the land assets set out in the Agreement. The project is located in close proximity to Resorts World Genting, a hill resort destination that features the First World Indoor Theme Park and a casino that draws visitors from regions such as China, Korea, and The Middle East. Cabaran Ultima.

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

Purchase price of the acquisition consisted of up to 998,571 shares of our common stock, valued at approximately $169,757 on the closing date of the acquisition and the same will be discharged as follows:

All amounts in USD
Particulars	Fair Value

IGC Stock Consideration	$169,757

Total Purchase Consideration	$169,757

The purchase has been preliminarily allocated to the acquired assets and liabilities, as follows:

All amounts in USD
Particulars	Fair Value

Property, Plant and Equipment	$1,421
Trade and other receivables	12,385
Reimbursement Account	63,564
Cash and bank balances	16,438
Deposit & Prepayment	6,205
Trade and other payables	(133,804)
Other payables	(12,789)
Non-Controlling interest	18,168
Goodwill	198,169

Total Purchase Consideration	$169,757

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

The following unaudited pro-forma results of the operations of the Company for the six-month period ended September 30, 2016 and 2015 assume that the Ultima acquisition occurred during the beginning of the comparable period.

	Six months ended September 30,
Particulars	2016	2015

Pro forma revenue	$237,563	$4,230,244
Pro forma other income	13,740	(99,726)
Pro forma net income attributable to IGC Stockholders	(998,040)	(693,498)
Pro forma earnings per share
Basic	$-0.04	$-0.047
Diluted	$-0.04	$-0.047

Midtown Partners & Co., LLC

On December 18, 2014, we entered into a Purchase Agreement with Apogee the previous sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown”), and acquired, in an initial closing, 24.9% of the outstanding membership interests in Midtown.  In consideration of the initial membership interests we have to issue to Apogee 1,200,000 shares of our common stock subject to downward adjustment. Following the receipt of all required SEC, FINRA and other regulatory approvals, by June 30, 2015, we have agreed to acquire, in a final closing, the remaining 75.1% of the outstanding membership interests in Midtown in consideration of our issuance to Apogee of an additional 700,000 shares of our common stock, subject to downward adjustment.

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

The following unaudited pro-forma results of the operations of the Company for the six-months ended September 30, 2016 and 2015 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Six months ended September 30,
Particulars	2016	2015
Pro forma revenue	$237,563	$3,914,394
Pro forma other income	13,740	(99,728)
Pro forma net income attributable to IGC Stockholders	$(998,040)	$(1,006,072)
Pro forma Earnings per share
Basic	$-0.04	$-0.07
Diluted	$-0.04	$-0.07

As previously announced we have curtailed activity in IGC-INT and for the quarter ended September 30, 2016 we have no revenue. We also impaired the goodwill associated with the acquisition. We are working on required paperwork that will effectively transfer Golden Gate back to the managing director in return for some or all of the IGC common stock that was initially awarded as part of the acquisition. We have realigned our resources to the phytocannabinoid industry and real estate development and international project management industry.

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

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” For further information on this acquisition and on purchase price allocation, please refer to Form 10-K for fiscal year ended 2012 filed with the SEC on July 16, 2012. In February 2015, IGC filed a lawsuit in the circuit court of Maryland against 24 defendants related to the acquisition of Ironman seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants. It is anticipated that the lawsuit will go to trial in mid-2017. The assets of Ironman are currently shown on the balance sheet of IGC. Depending on the outcome of the lawsuit, the assets may be removed from the balance sheet of IGC and the corresponding acquisition shares returned to treasury.  The assets of Ironman are currently shown on the balance sheet of IGC.

Advance to TerraSphere Systems

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC. to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement IGC will own 51% of each venture once production is operational and will have a right of first refusal to participate in all future build-outs.  IGC made a $150,000 investment in cash in the venture. The Company is negotiating a conversion of the investment into shares of a Canadian public vehicle that TerraSphere expects to merge into.

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

NOTE 24 – INVESTMENT IN AFFILIATES

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments subject to certain balance sheet items of MTP a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. Further, the Company has written down the investment by $314,589 to reflect the latest available book value of Midtown Partners.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K filed with the SEC on July 14, 2016.  In addition to historical consolidated financial information the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K filed with the SEC on July 14, 2016, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in this Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2016.

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

Subsidiaries Overview

Incorporated on February 19, 2007, India Globalization Capital Mauritius Limited (IGC-M) is a Mauritius based company that manages and beneficially owns all the subsidiaries based in India that were purchased in 2009: IGC Materials Private Limited (“IGC-MPL”), IGC Logistics Private Limited (“IGC-LPL”), IGC India Mining and Trading Private Limited (“IGC-IMT”) and Techni Bharathi Private Limited (“TBL”).  TBL was incorporated on June 19, 1982, in Cochin, India.  TBL is an engineering and construction company currently focused on the heavy equipment leasing business.  TBL has a focus in the Indian states of Kerala, Karnataka, and Tamil Nadu.  On March 31, 2013, TBL became a wholly-owned subsidiary of IGC.  The other Indian subsidiaries are focused on the trading of materials such as iron ore to customers in India and China.

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

IGC HK Mining and Trading Limited (“IGC-HK”) is a Hong Kong-based company incorporated in January 2013. In September 2014, we changed the subsidiary’s name to IGC Cleantech (“IGC-CT”). IGC-CT is a wholly owned subsidiary of IGC-Mauritius and is not currently an operational subsidiary.

Golden Gate Electronics Limited (“Golden Gate”), is a corporation organized and existing under the laws of Hong Kong and now known as IGC International Limited (“IGC-INT”). It operates an e-commerce platform for trading of commodities and electronic components. In May 2014, IGC completed the acquisition of 51% of Golden Gate issued and outstanding share capital of.  As previously announced we have curtailed activity in IGC-INT and for the quarter ended September 30, 2016 we have no revenue. We also impaired the goodwill associated with the acquisition. We are working on required paperwork that will effectively transfer Golden Gate back to the managing director in return for some or all of the IGC common stock that was initially awarded as part of the acquisition. We have realigned our resources to the phytocannabinoid industry and real estate development and international project management industry.

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
In August 2016, we subscribed to 10% of Brilliant Hallmark, Sdn. Bhd. a corporation organized and existing under the laws of Malaysia (“Brilliant”).  We paid 4,000,000 shares of common stock with a Fair Market Value of $1,880,000 for the 10% stake in Brilliant that holds the exclusive rights to build a hotel and develop the property in Genting Malaysia.  IGC has recourse to the land assets in the event of non-performance through a separate Tag Along Agreement dated August 1, 2016 between IGC on the one hand and RGF Land Sdn. Bhd., the shareholders of RGF Land Sdn. Bhd., and Brilliant on the other hand.
Results of Operations

Three Months ended September 30, 2016 Compared to Three Months ended September 30, 2015

Revenue - Total revenue was $162,163 for the three months ended September 30, 2016 as compared to $2,055,585 for the three months ended September 30, 2015.  In the three-month periods ended September 30, 2016 the revenue was primarily generated by the renting of heavy equipment and from managing the construction of the hotel in Genting. The decrease in revenue is primarily from a decrease in the volume of the electronic trading business, which we have curtailed.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended September 30, 2016 was $90,534 as compared to $1,889,598 for the three months ended September 30, 2015.  The decrease in cost of revenue stems from a decrease in the volume of business as reflected in the decrease in revenue.

Selling, General and Administrative - Selling, general and administrative expenses was $339,585 for the three months ended September 30, 2016 as compared to $525,353 for the three months ended September 30, 2015.  Most of the expenses are public company related expenses.

Depreciation – The depreciation expense was approximately $97,842 in the three months ended September 30, 2016 as compared to $148,855 in the three months ended September 30, 2015.  Most of the depreciation comes from the assets in China.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended September 30, 2016 were approximately $51,410 as compared to approximately $66,768 for the three months ended September 30, 2015.  Most of the interest is paid with shares of the Company and is therefore non-cash.

Other income/(loss) – Other income was $11,985 for the three-month period ended September 30, 2016 as compared to a loss of $64,671 in September 30, 2015.

Consolidated Net Income/(loss) – In the three months ended September 30, 2016, the Company reported a GAAP net income loss of $583,871 and a GAAP EPS loss of $0.02 compared to a GAAP net income loss of $623,373 and a GAAP EPS loss of $0.04 for the three months ended September 30, 2015.
Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015
Revenue - Total revenue was approximately $237,563 for the six months ended September 30, 2016, as compared to about $3,914,394 for the same period in 2015. The decrease in revenue is from our deliberate move away from the electronic trading business in Hong Kong.
Cost of Revenue (excluding depreciation) – Cost of revenue for the six months ended September 30, 2016 was approximately $154,589 as compared to approximately $3,544,367 for the same period in 2015.
 Selling, General and Administrative - Selling, general and administrative expenses were about $636,802 for the six months ended September 30, 2016 as compared to approximately $830,756 for the for the same period in 2015.
Depreciation – The depreciation expense was approximately $195,514 in the six months ended September 30, 2016 as compared to about $304,829 for the same period in 2015.
 Interest and other financial expenses – The interest expense and other financial expenses for the six months ended September 30, 2016 were about $89,956 as compared to approximately $128,682 for the for the same period in 2015.
 Other income/(loss) – Other income was $13,740 for the six-month period ended September 30, 2016 as compared to a loss of $99,728 for the same period in 2015.
 Consolidated Net Income/ (loss) – Consolidated net loss for the six months ended September 30, 2016 was approximately $998,040 compared to a consolidated net loss of about $1,006,072 for the six months ended September 30, 2015.
Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the six-month periods ended September 30, 2016 and 2015.

During the six months ended September 30, 2016, cash used in operating activities was $676,728 compared to $7,336 provided during the six months ended September 30, 2015.

During the six months ended September 30, 2016, $155,347 cash was used in investing activities from continuing operations as compared to $46,582 provided during the same period in 2015.

For the quarter ended September 30, 2016, our non-GAAP cash burn was approximately $252,325 after adjusting for $97,842 of depreciation, $40,075 of non-cash interest and $193,629 of certain one-time charges.

 At the end of September 30, 2016, our cash and cash equivalents along with restricted cash was $939,285 and working capital of $60,236. We currently have sufficient cash to continue business operations with limited expansion.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2016, which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

The risk factors below update some of the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016.

Risks Related to Our Business and Expansion Strategy

We own 24.9% of Midtown Partners (MTP) and 10% of Brilliant Hallmark and will be subject to risks associated with being a minority member with limited control.

We own 24.9% of MTP and, 10% of Brilliant Hallmark Sdn. Bhd.  The investments subject us to risks associated with being a minority member with limited control.  In addition to the specific risks associated with the minority investment in Midtown Partners, we will be subject to general acquisition-related risks discussed more generally in these “Risk Factors” set out in the Form 10-K for the fiscal year ended March 31, 2016.

Our expansion is dependent on laws pertaining to the legal cannabis industry in the US, and laws for foreign ownership of assets in Malaysia.

We expect to expand our patent portfolio to include pharmaceutical and nutraceutical products.  We are for example filing patents for using phytocannabinoids for a variety of ailments.  Currently there are no legal barriers federal or otherwise that stop us from creating a viable patent portfolio, other than getting trademark protection.  However, it takes enormous resources including doctors, veterinarians, attorneys, research analysts, and scientists, among others, to create, analyze, file and ultimately prevail in the patent filings. We have a substantial investment in Malaysia and we are subject to foreign ownership laws of Malaysia.  Adverse changes to these laws as well as foreign repatriation rules can affect our financial statements and lead to losses that would in turn adversely affect our stock price.

Currency fluctuations may reduce our profitability.

If the recent volatility in the capital and currency markets continue and adversely affect the Indian, Chinese and Malaysian currencies our balance sheet will show foreign exchange translation losses that could adversely affect our stock price.

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

Risk Related to Our Securities

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

While we have a chief financial officer with significant U.S. GAAP and SEC reporting experience, we also continue to supplement our knowledge with the advisory services of outside experts as needed.  Management had identified a weakness relating to our company not having sufficient experienced personnel with the requisite technical skills and working knowledge of the application of U.S. GAAP, and internal controls over financial reporting, with our reporting in China, not including Hong Kong.  However, as previously disclosed, we are getting out of the Chinese Ironman acquisition. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement or the development of an active and liquid trading market for our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None, other than those previously reported on Form 8-K.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.    Other Information

On November 15, 2016, India Globalization Capital, Inc. (IGC) appointed Mr. John Cherin to the position of CFO, Treasurer, and Principal Accounting Officer (PAO) replacing Mr. John Clarke in his interim roles.  Please see full disclosure on our current report on Form 8-K filed concurrently with this quarterly report on Form10-Q.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 21, 2016	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 21, 2016	By:	/s/ John Cherin
John Cherin
CFO and Treasurer (Principal Financial and Accounting Officer)