Form 10-Q
period 2016-12-31
India Globalization Capital, Inc.
filed 2017-02-21
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016

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
☐ Yes     ☑ No

As of January 30, 2017, there were approximately 27,606,447 shares of our common stock outstanding.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	As of
	31-December-16	31-March - 16
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$744	$1,491
Accounts receivable, net of allowances	663	963
Inventories	-	162
Prepaid expenses and other current assets	430	1,226
Total current assets	$1,837	$3,842
Long term assets:
Goodwill	$198	$1,181
Intangible Assets	-	113
Property, plant and equipment, net	942	7,074
Investments in affiliates	2,453	610
Investments-others	5,230	5,175
Deferred Income taxes	19	357
Other non-current assets	491	507
Total long-term assets	$9,333	$15,017
Total assets	$11,170	$18,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short -term borrowings	$-	$28
Trade payables	379	331
Accrued expenses	81	300
Loans – others	-	189
Notes payable	-	1,800
Other current liabilities	301	551
Total current liabilities	$761	$3,199
Long-term liabilities:
Long - term borrowings	$446	$801
Notes payable	1,800	-
Loans – others	623	-
Other non-current liabilities	-	911
Total long-term liabilities	$2,869	$1,712
Total liabilities	$3,630	$4,911
Stockholders’ equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 23,265,531 issued and outstanding as of March 31, 2016, and 29,842,287 issued and outstanding as of December 31, 2016.	$3	$2
Additional paid-in capital	60,939	65,885
Accumulated other comprehensive income (loss)	(2,141)	(2,269)
Retained earnings (Deficit)	(51,252)	(50,142)
Total equity attributable to Parent	$7,549	$13,476
Non-controlling interest	$(9)	$472
Total stockholders’ equity	$7,540	$13,948
Total liabilities and stockholders’ equity	$11,170	$18,859

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015

Revenues	$250	$1,085	$487	$4,999
Cost of revenues (excluding depreciation)	(122)	(879)	(276)	(4,423)
Selling, general and administrative expenses	(323)	(438)	(960)	(1,268)
Depreciation	(196)	(143)	(392)	(448)
Gain (Loss) on investments/associates / joint ventures	5	-	(179)	-
Operating income (loss)	$(386)	$(375)	$(1,320)	$(1,140)
Interest expense	(46)	(51)	(136)	(180)
Other income, net (loss)	359	(19)	373	(119)
Income (loss) before income taxes and minority interest attributable to non-controlling interest	$(73)	$(445)	$(1,083)	$(1,439)
Net income/(loss)	$(73)	$(445)	$(1,083)	$(1,439)
Non-controlling interest in earnings of subsidiaries	38	(42)	27	(54)
Net income / (loss) attributable to common stockholders	$(111)	$(403)	$(1,110)	$(1,385)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.00)	$(0.02)	$(0.04)	$(0.09)
Diluted	$(0.00)	$(0.02)	$(0.04)	$(0.09)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	27,446,095	16,224,906	27,446,095	16,224,906
Diluted	27,446,095	16,224,906	27,446,095	16,224,906

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands, except number of shares and per share amounts)

	Three months ended December 31,
	2016			2015
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(111)	$38	$(73)	$(403)	$(42)	$(445)
Foreign currency translation adjustments	180	-	180	(186)	-	(186)
Comprehensive income (loss)	$(69)	$38	$(107)	$(589)	$(42)	$(631)

	Nine months ended December 31,
	2016			2015
	IGC	Non-controlling Interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(1,110)	$27	$(1,083)	$(1,385)	$(54)	$(1,439)
Foreign currency translation adjustments	128	-	128	(341)	-	(341)
Comprehensive income (loss)	$(982)	$27	$(955)	$(1,726)	$(54)	$(1,780)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands, except number of shares and per share amounts)

	Nine months ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,083)	$(1,439)
Adjustment to reconcile net income (loss) to net cash:
Depreciation	392	448
Unrealized foreign exchange gain/(loss)	-	140
Loss from Investments /joint venture /associates	179	-
Non-cash interest expenses	104	75
ESOP and other stock related expenses	-	99
IR and other shares	-	184
Changes in:
Accounts receivable	$300	$211
Inventories	162	159
Prepaid expenses and other assets	(68)	477
Trade payables	48	(17)
Other current liabilities	(250)	(171)
Other non-current liabilities	(32)	13
Other non-current assets	(16)	(1)
Accrued Expenses	(219)	(174)
Net cash provided/(used) in operating activities	$(483)	$4
Cash flow from investing activities:
Proceeds from short-term investment	$(28)	$-
Purchase of property and equipment	(129)	(1)
Deposit towards acquisition (net of cash acquired)	(114)	0
Capital work in progress	-	36
Net cash provided/(used) by investing activities	$(271)	$35
Cash flows from financing activities:
Issuance of equity stock for cash	$439	$332
Net movement in short-term borrowings	(28)	(748)
Proceeds /(repayment) from long-term borrowing	(911)	(47)
Proceeds from loans	379	196
Net cash provided/(used) by financing activities	$(121)	$(267)

Effects of exchange rate changes on cash and cash equivalents	128	12
Net increase/(decrease) in cash and cash equivalents	(747)	(216)
Cash and cash equivalent at the beginning of the period	1,491	824
Cash and cash equivalent at the end of the period	$744	$608
Supplementary information:
Cash paid for interest	$32	$105
Non-cash items:
Common stock issued for interest payment on notes payable	$104	$75
Common stock issued including ESOP, Consultancy and IR	$-	$283

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW

a)  India Globalization Capital, Inc. (“IGC”)

Through our research on phytocannabinoids, we develop intellectual property for the treatment of life altering or life threatening conditions; and for the purpose of leasing, we build state-of-the-art farming facilities.  In Malaysia, we develop and manage residential and commercial real estate.  In India, we lease heavy equipment.

Our short-term plans are to develop, test, and patent phytocannabinoid-based pharmaceutical therapies.  Our long-term plan is to establish IGC as a specialty pharmaceutical provider of phytocannabinoid-based pharmaceutical and nutraceutical products.

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with the subsidiaries listed on the Company’s Annual Report on Form 10-K.  We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report.

Our principal executive offices are located at 4336 Montgomery Avenue, Bethesda, Maryland 20814, and our telephone number is (301) 983-0998.  We maintain a website at http://www.igcinc.us. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.

Phytocannabinoid-based therapies

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

The pain market represents a significant component of the healthcare system and The Journal of Pain in September 2012 reported that the annual estimated national cost of pain ranges from $560 billion to $635 billion.  This figure exceeds the entire cost of the nation’s priority health conditions.  Additionally, The American Pain Society recommends that pain be made more visible and be categorized as the fifth vital sign; recognizing that terminal illnesses are often accompanied by unbearable levels that are so severe and difficult to treat that death seems preferable. According to the Arthritis Foundation, arthritis has been particularly problematic for women; since 1999 there has been a 22 percent increase in the number of women who attribute their disability to arthritis.  Current treatment protocols such as the utilization of opioid-based drug therapies present several challenges and may result in debilitating consequences that affect patient day-to-day functioning and patients’ productivity. Commonly reported side effects include hallucinations, constipation, sedation, nausea, respiratory depression, and dysphoria. Our patent filing is based on a novel therapy that uses extracts from the cannabis plant for the treatment of psoriatic arthritis and scleroderma pain. The therapy uses a cream that is applied to the joints, using a variety of delivery mechanisms including a bio-adhesive patch.

Approximately 50 million people worldwide are affected by epilepsy (Sanders, 2003).  Epilepsy is thought to be due to multiple factors that include sodium, potassium, GABA (gamma amino butyric acid) and NMDA (N-Methyl-d-aspartate).  It is believed, for example, that to maximally control epilepsy, modulation of one or more of these receptors is required and that mono therapy is adequate in up to 25% of patients.  The onset of epileptic seizures can be life threatening, including long-term implications (Lutz, 2004) such as mental health problems, cognitive deficits and morphological changes (Swann, 2004, Avoli et. al., 2005). The onset of epilepsy also greatly affects lifestyle as sufferers live in fear of consequential injury or the inability to perform daily tasks (Fisher et. al., 2000). The scientific community (1980 Cunha et. al., 1986 Ames, 1990 Trembly et. al. recent testing by GW Pharmaceuticals, among others) have shown that Cannabidiol (CBD) has anti-convulsive properties in humans.  Other studies, (Davis and Ramsey) have shown that tetrahydrocannabinol (THC) can also help reduce seizures.  Two of our patent filings involving novel therapies use phytocannabinoid extracts from cannabis, in combination with other drugs, to treat medical refractory epilepsy in humans and seizures in dogs and cats.

Cachexia is a condition that accompanies severe illness such as cancer and results in the weakness and wasting away of the body. Cachexia physically weakens patients to the extent that response to standard treatments is poor.  In the U.S., it is estimated that a population of approximately 1.3 million are experiencing cachexia associated with cancer, multiple sclerosis, Parkinson’s disease, HIV/AIDS and other progressive illnesses. Cachexia is secondary to an underlying disease such as cancer or AIDS and is a positive risk factor for death.  As an example, cancer induced anorexia cachexia is responsible for about 20% of all cancer deaths.  Our patent filing involves a novel therapy that uses phytocannabinoids to stimulate senses (smell and taste) with a combination of drugs to stimulate appetite.  Our approach addresses the veterinarian market as dogs and cats also suffer from pain, epilepsy and cachexia and getting a product to market for the veterinarian industry is significantly less time consuming than getting products approved for human healthcare.  We expect to file more patents and continue to develop intellectual property in this industry.

Real estate management and other businesses

 In Malaysia, our subsidiary Cabaran Ultima is the project manager of an estimated $262 million five-star hotel planned to be built on approximately 6 plus acres in Genting highlands. Genting is a hill resort one hour from Kuala Lumpur that boasts many attractions including a casino and is home to the 20th Century Fox World theme park slated to open in 2017. The site is located within walking distance to the theme park and casino. We own 10% of the hotel project through our investment in a Malaysian company called Brilliant Hallmark with recourse to the land assets through a Tag Along Agreement in the event of non-performance. HBA Architecture, the hotel’s master planner and designer, have a prestigious design resume that includes numerous developments such as the Hilton Hanoi Opera Hotel Refurbishment in Vietnam, Marrisle Boutique Leisure Resort and Club Med Gongshan Island Resort, both located in China.  During the build-out phase we expect to receive revenue from project management and after it is built, from the disposition of the hotel.  In Malaysia, we expect to evaluate other resort projects and develop this side of the business.

In Hong Kong, through a majority owned subsidiary called Golden Gate that we renamed as IGC International, we operated an electronics business. Most of our revenue in fiscal 2016 come from that business. We had no revenue from Golden Gate since the quarter ended June 30, 2016.  We have moved away from the electronics business as there is a macroeconomic slow-down in the electronics sector and without scale meaningfully competing is difficult.

The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition.  The terms of the Acquisition Agreement called for the delivery of 205,671 shares of IGC common stock at the signing of the Agreement and the remaining 1,004,094 shares were contingent on the electronics business meeting annual thresholds for revenue and profit through fiscal year ending on March 31, 2017.  The contingent shares were not delivered as IGC International was unable to meet the targets.  We are in negotiations for the return of all or some part of the initial 205,671 shares that were delivered to the principals of Golden Gate at the signing of the acquisition. We have no disputes with the initial principals of Golden Gate and the decision to curtail this business was mutual.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and respective footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on July 14, 2016.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. The Company’s current fiscal year ends on March 31, 2017.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries that are more than 50% owned and controlled. Operating results of companies acquired are included from the dates of acquisition. Transactions between the Company and its subsidiaries have been eliminated in the consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $0.66 million and $0.96 million, as of December 31, 2016, and March 31, 2016, respectively.  The accounts receivable net of reserves for the quarter ended December 31, 2016 comes primarily from the construction and rental of heavy construction equipment. The Company maintains an allowance for doubtful accounts based on present and prospective financial condition of the customer and their inherent credit risk.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2016	As of March 31, 2016
Advance to suppliers and services	$335	$316
Security/statutory advances	29	14
Advances to employees	60	878
Prepaid /accrued interest	1	1
Deposit and other current assets	5	17
Total	$430	$1,226

 The increase in Advance to suppliers and services comes from our subsidiary in Malaysia.  Advances to Employees represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC.

Other non-current assets consist of the following:

	As of December 31, 2016	As of March 31, 2016
Statutory/Other advances	$491	$507
Total	$491	$507

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of December 31, 2016	As of March 31, 2016
Intangible assets at the beginning of the period	$113	$306
Amortization	(113)	(159)
Effect of foreign exchange translation	-	(34)
Total Intangible assets	$-	$113
Goodwill of IGC International Ltd	-	983
Goodwill of Cabaran Ultima SDN BHD	198	198
Total Goodwill	$198	$1,181

The value of intangible assets, associated with the acquisition of Ironman, as of December 31, 2016, and March 31, 2016 amounted to zero and $113 thousand.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of December 31, 2016	As of March 31, 2016
Building (flat)	25	$235	$1,239
Plant and machinery	20	1,634	6,666
Computer equipment	3	150	218
Office equipment	5	112	114
Furniture and fixtures	5	67	119
Vehicles	5	283	346
Assets under construction	N/A	942	4,886
Total		$3,423	$13,588
Less: Accumulated depreciation		$(2481)	$(6,514)
Net Assets		$942	$7,074

Depreciation and amortization expense for the nine months ended December 31, 2016 and 2015 was $392 thousand and $448 thousand respectively.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended December 31, 2016 and March 31, 2016 consisted of the following:

	As of December 31, 2016	As of March 31, 2016
Investment in equity shares of an unlisted company	$25	$26
Investment in Land	5,205	5,149
Total	$5,230	$5,175

NOTE 8 – SHORT-TERM BORROWINGS

The Company had no short-term borrowings during the quarter ended December 31, 2016 and $28 thousand as of March 31, 2016.

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31, 2016	As of March 31, 2016
Statutory payables	$14	$32
Employee related liabilities	287	518
Other liabilities /expenses payable	-	1
Total	$301	$551

 Other non-current liabilities consist of the following:

	As of December 31, 2016	As of March 31, 2016
Creditors	$-	$37
Acquisition related liabilities	-	874
Total	$-	$911

  Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2016, the Company has (i) a balance due of $93 thousand payable to our CEO inclusive of certain unpaid salaries from previous years and (ii) a long-term loan of $446 thousand due to the Director of Cabaran (RM 2 million). In addition, the CEO is a guarantor of a loan taken by the Company for an amount of $100 thousand that carries an interest of 4%.

We pay Integrated Global Networks LLC (“IGN”), an affiliate of Mr. Mukunda, $4.5 thousand per month for office space and certain general and administrative services.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by IGN is at least as favorable as we could have obtained from an unaffiliated third party.  The agreement is on a month-to-month basis and may be terminated by the Board of Directors at any time without notice.

Please see Note 13 – Common Stock regarding stock grant to Cherin Group LLC.

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to a third-party investor in the amount of $1.8 million, which was initially due July 31, 2016.  As in the past, we are in negotiations to extend and potentially modify the loan to accommodate the Company’s and the investor’s needs.  Starting in August 2016, the Company and the investor mutually agreed to making monthly interest payments of 30,000 shares of IGC common stock. During the quarter ended December 31, 2016, the Company issued a total of 90,000 shares valued at $33 thousand, which constituted an element of interest. The Company does not expect that the loan will be paid within the next twelve months. A revised due date is expected to be set and the form of payment potentially revised to repayment by common stock.

Other long-term borrowings to meet our working capital requirements include $623 thousand from various individuals including one of our previous directors who has loaned the Company $40 thousand at 10% annual interest payable on April 25, 2018. All these loans have a term of five years, carry interest between 0% and 15%, carry no prepayment penalties, and may be repaid by the Company at any time.

NOTE 12 – COMMITMENTS AND CONTINGENCY

IGC is not aware of any significant contingencies or commitments as of December 31, 2016, other than contingencies and or additional litigation, under various jurisdictions, in connection with the matters pertaining to Ironman as discussed elsewhere is this document.

NOTE 13 – COMMON STOCK

Currently, the Company has its Common Stock $.0001 par value (trading symbol: IGC) (“Common Stock”) listed on the NYSE MKT. Its redeemable warrants to purchase Common Stock (trading symbol: IGC.IW) and its Units trade now on the OTC Markets.

Effective March 31, 2014, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1.8 million promissory note (“2012 Security”), subject to the same terms of the 2012 Agreement and Amendments No. 1 and No. 2 thereto, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016 and are currently negotiating a further extension. During the quarter ended December 31, 2016, the Company issued 90,000 shares valued at $32.7 thousand to this debt holder, which constituted an element of repayment of interest.

On August 22, 2013 and June 8, 2014, IGC entered into two respective At the Market (“ATM”) Agency Agreements with Enclave Capital LLC having an aggregate offering price of up to $4 million and 1.5 million from time to time, respectively, for a total of $5.5 million of gross proceeds from the combined ATM agreements. On May 20, 2016, IGC entered into a new At-The-Market Agency Agreement (“ATM Agreement”) with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.), as sales agent (“Brinson Patrick” or the “Agent”), having an aggregate offering price of up to $10 million from time to time through Brinson Patrick. IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended December 31, 2016, the Company issued 506,460 shares of Common Stock valuated at $196 thousand under this agreement.

Under the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888 thousand for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  We are not seeking to consummate the acquisition of the remaining interest in Midtown Partners at this time. IGC is negotiating a settlement with Apogee.

On June 12, 2013, we signed an agreement with Cherin Group LLC (“Cherin”) for accounting advisory and related consulting services. Pursuant to the agreement, in the quarter ended December 31, 2016, IGC has booked a liability for a total of 250,000 shares to Cherin valued at approximately $40 thousand as part of compensation for his consulting services.

For additional information, please refer to Note 23 below.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of December 31, 2016, there were no shares of common stock available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $960 thousand for the nine months ended December 31, 2016 as compared to $1,268 thousand for December 31, 2015. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor-relations expenses, acquisition related expenses and travel expenses.

NOTE 16 –RESERVED FOR FUTURE USE

NOTE 17 – OTHER INCOME

Other income for the three-month period ended December 31, 2016 amounts to $359 thousand and includes realization of other comprehensive income from disposal of Ironman, income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is located in Kochi, India.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through December 31, 2016, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of December 31, 2016 and 2015 used for the computation of basic earnings per share (“EPS”) is 27,446,095 and 16,224,906, respectively. Due to the loss incurred during the three-month period ended December 31, 2016, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% for both the quarters ended December 31, 2016 and 2015. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded no income tax gain/expense resulting from operational results of its foreign entities for both three-month periods ended December 31, 2016 and 2015. As of December 31, 2016, and 2015, there was no significant liability for income tax associated with unrecognized tax benefits.  As of December 31, 2016, IGC could not use its net operating losses.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)	The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues
Trading	$-	-
Rental / Lease /Real estate	487	100%
TOTAL	$487	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlying agreement.

Geographic Location	Amount	% on total revenues
Hong Kong	$-	-
India and Malaysia	487	100%
TOTAL	$487	100%

2(b) The table below shows the long-term assets and other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries	Total
Property, Plant and Equipment, Net	$881	$61	$942
Investments in Affiliates	2,453	-	2,453
Investments Others	-	5,230	5,230
Deferred Tax Assets	-	19	19
Other Non-Current Assets	-	491	491
Total Long Term Assets	$3,334	$5,801	$9,135

3) For the quarter ended December 31, 2016 we had one main customer in Malaysia and five in India.  Most of revenue came from the one main customer in Malaysia.

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of December 31, 2016, and March 31, 2016, include certain aged receivables in the amount of $411 thousand. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of December 31, 2016. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 23 – ACQUISITIONS AND DISPOSITIONS

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

Purchase price of the acquisition consisted of up to 998,571 shares of our common stock, valued at approximately $170 thousand on the closing date of the acquisition and the same will be discharged as follows:

All amounts in USD
Particulars	Fair Value
IGC Stock Consideration	$170
Total Purchase Consideration	$170

The purchase has been preliminarily allocated to the acquired assets and liabilities, as follows:

All amounts in USD
Particulars	Fair Value
Property, Plant and Equipment	$1
Trade and other receivables	12
Reimbursement Account	64
Cash and bank balances	16
Deposit & Prepayment	6
Trade and other payables	(133)
Other payables	(12)
Non-Controlling interest	18
Goodwill	198
Total Purchase Consideration	$170

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

The following unaudited pro-forma results of the operations of the Company for the nine-month period ended December 31, 2016 and 2015 assume that the Ultima acquisition occurred during the beginning of the comparable period.

	Nine months ended December 31,
Particulars	2016	2015
Pro forma revenue	$487	$5,288
Pro forma other income	373	(119)
Pro forma net income attributable to IGC Stockholders	(1,110)	(1,689)
Pro forma earnings per share:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

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

Purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052 thousand on the closing date of the acquisition and the same will be discharged as follows:

All amounts in USD
Particulars	Fair Value
IGC Stock Consideration	$179
Estimated earn out payment (in the form of Stock)	873
Total Purchase Consideration	$1,052

The purchase has been preliminarily allocated to the acquired assets and liabilities, as follows:

All amounts in USD
Particulars	Fair Value
Cash and Cash Equivalents	$167
Property, Plant and Equipment	82
Accounts Receivable	428
Inventory	749
Other Assets	211
Accounts Payable	(163)
Loans-Others	(1,322)
Other Current Liabilities	(15)
Non-Controlling Interest	(67)
Goodwill	982
Total Purchase Consideration	$1,052

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

The following unaudited pro-forma results of the operations of the Company for the nine-months ended December 31, 2016 and 2015 assume that the IGC-INT acquisition occurred during the beginning of the comparable period.

	Nine months ended December 31,
Particulars	2016	2015
Pro forma revenue	$487	$4,999
Pro forma other income	373	(119)
Pro forma net income attributable to IGC Stockholders	$(1,110)	$(1,385)
Pro forma Earnings per share
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

As previously announced we have curtailed activity in IGC-INT and for the quarter ended December 31, 2016 we have no revenue. We also impaired the goodwill associated with the acquisition. We are working on required paperwork that will effectively transfer Golden Gate back to the managing director in return for some or all of the IGC common stock that was initially awarded as part of the acquisition. We have realigned our resources to the phytocannabinoid industry and real estate development and international project management industry.

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

The date of Acquisition, December 30, 2011, is the date on which the Company obtained control of HK Ironman by acquiring control over the majority of the Board of Directors of HK Ironman. The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combination.” For further information on this acquisition and on purchase price allocation, please refer to Form 10-K for fiscal year ended 2012 filed with the SEC on July 16, 2012. In February 2015, IGC filed a lawsuit in the circuit court of Maryland against 24 defendants related to the acquisition of Ironman seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants-sellers.

Effective December 30, 2016, IGC redeemed and subsequently retired as required by Maryland State law, approximately 2,200,000 shares of its own common stock issued in connection with its purchase of Ironman for all tangible operating assets of Ironman as a treasury stock transaction thus reducing IGC investment in Ironman to zero while still pursuing any and all legal avenues to recover as many of the originally issued shares of 3,150,000.

The impact of such transaction is expressed in the following summary of key Balance Sheet items for each period presented.

Balance sheet items:	December 31, 2016	Proforma March 31, 2016
Current Assets	$1,837	$2,877
Total Assets	11,170	10,637
Stockholders’ Equity	7,540	6,203

Proforma operating statements are not required as all period presented include the operations of Ironman on a consolidated basis. With respect to subsequent periods, Ironman will no longer be consolidated and proformas for comparative purposes will be provided for each statement of operations presented. With respect to the statements of operations presented here in the net losses attributable to Ironman for the three months and nine months ended December 31, 2016 are $124 thousand and $324 thousand, respectively.

NOTE 24 – INVESTMENT IN AFFILIATES

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888 thousand for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  Pending downward adjustments subject to certain balance sheet items of MTP a total of 500,000 shares of IGC common stock have been held back.  Pending the resolution of these balance sheet items, the shares that have been held back may be cancelled. Further, the Company has written down the investment to an expected net realizable value Any recoveries arising from this dispute will be credited to income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K filed with the SEC on July 14, 2016.  In addition to historical consolidated financial information the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K filed with the SEC on July 14, 2016, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in this Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2016. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in March and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “IGC” as used herein refers collectively to India Globalization Capital, Inc. and its subsidiaries. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.igcinc.us when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of websites are not incorporated into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Company Overview

India Globalization Capital, Inc. (“IGC”), a Maryland corporation, was organized on April 29, 2005 as a blank check company formed for the purpose of acquiring one or more businesses with operations primarily in India, Hong Kong, China and now Malaysia, through a merger, capital stock exchange, asset acquisition or other similar business combination or acquisition. On March 8, 2006, the Company completed an initial public offering. IGC is headquartered in the United States. The operations of IGC are based in USA, India, and Malaysia. In the United States, throughout our research on phytocannabinoid-based therapies, we develop intellectual property for the treatment of life altering or life threatening conditions; for the purpose of leasing, we also build state-of-the art farming facilities. In India, we lease heavy equipment and in Malaysia, we develop manage and sell residential and commercial real estate.

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

Business Strategy

Our short-term plans are to develop, test, and patent phytocannabinoid-based pharmaceutical therapies, build leading edge facilities that can be used to grow and extract pharmaceutical grade phytocannabinoids and develop the hotel complex in Genting Malaysia, while jettisoning our trading business. Our long-term plan is to establish, in the USA, IGC as a leading provider of phytocannabinoid-based pharmaceutical and nutraceutical products.

List of Subsidiaries

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of December 31, 2016	Percentage of holding as of March 31, 2016
H&F Ironman Limited (“HK Ironman”) (1)	IGC	Hong Kong	100	100
Linxi H&F Economic and Trade Co. (“PRC Ironman”) (3)	HK Ironman	Peoples’ Republic of China	0	95
IGC – Mauritius (“IGC-M”) (1)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”) (2)	IGC-M	India	100	100
IGC Materials Private Limited (“IGC-MPL”) (2)	IGC-M	India	100	100
IGC International Limited (“IGC-INT”) (4)	IGC	Hong Kong	0	51
Cabaran Ultima Bhd. Sdn. (“Ultima”) (5)	IGC	Malaysia	100	100

(1) Wholly-owned by India Globalization Capital, Inc.
(2) Wholly-owned by India Globalization Capital, Mauritius, Limited.
(3)  95% owned by HK Ironman, which is India Globalization Capital, Inc.’s wholly-owned subsidiary.
(4)  Formerly known as Golden Gate Electronics Limited.
(5) 100% owned by India Globalization Capital, Inc.

Results of Operations

Three Months ended December 31, 2016 Compared to Three Months ended December 31, 2015

Revenue - Total revenue was $250 thousand for the three months ended December 31, 2016 as compared to $1,085 thousand for the same period in 2015.  In the third quarter ended December 31, 2016 the revenue was primarily generated by the renting of heavy equipment and from managing the construction of the hotel in Genting. The decrease in revenue is primarily due to the curtailing of the electronic trading business in the quarter ended September 30, 2016.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended December 31, 2016 was $122 thousand as compared to $879 thousand for the same period in 2015.  The decrease in cost of revenue stems from a decrease in the volume of business as reflected in the decrease in revenue.

Selling, General and Administrative - Selling, general and administrative expenses was $323 thousand for the three months ended December 31, 2016 as compared to $438 thousand for the same period in 2015.  Most of the expenses are public company related expenses.

Depreciation – The depreciation expense was approximately $196 thousand in the three months ended December 31, 2016 as compared to $143 thousand in the three months ended December 31, 2015.  Most of the depreciation comes from the assets in China.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended December 31, 2016 were approximately $46 thousand as compared to approximately $51 thousand for the same quarter in 2015.  Most of the interest is paid with shares of the Company and is therefore non-cash.  Other income for the three-month period ended December 31, 2016 includes realization of other comprehensive income from disposal of Ironman, income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is located in Kochi, India.

Other Income/(loss) – Other income was $359 thousand for the three-month period ended December 31, 2016 as compared to a loss of $19 thousand in same period in 2015.

Consolidated Net Income/(loss) – In the three months ended December 31, 2016, the Company reported a GAAP net income loss of $111 thousand and a GAAP EPS of $0.00 compared to a GAAP net income loss of $403 thousand and a GAAP EPS loss of $0.02 for the three months ended December 31, 2015.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

Revenue - Total revenue was approximately $487 for the nine months ended December 31, 2016, as compared to about $4,999 thousand for the same period in 2015. The decrease in revenue is from our deliberate move away from the electronic trading business in Hong Kong.

Cost of Revenue (excluding depreciation) – Cost of revenue for the nine months ended December 31, 2016 was approximately $276 thousand as compared to approximately $4,423 thousand for the same period in 2015.

 Selling, General and Administrative - Selling, general and administrative expenses were about $960 thousand for the nine months ended December 31, 2016 as compared to approximately $1,268 thousand for the for the same period in 2015.

Depreciation – The depreciation expense was approximately $392 thousand in the nine months ended December 31, 2016 as compared to about $448 thousand for the same period in 2015.

 Interest and Other Financial Expenses – The interest expense and other financial expenses for the nine months ended December 31, 2016 were about $136 thousand as compared to approximately $180 thousand for the same period in 2015.

 Other Income/(loss) – Other income was $373 thousand for the nine-month period ended December 31, 2016 as compared to a loss of $119 for the same period in 2015.

 Consolidated Net Income/ (loss) – Consolidated net loss for the nine months ended December 31, 2016 was approximately $1,110 thousand compared to a consolidated net loss of about $1,385 thousand for the nine months ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the nine-month periods ended December 31, 2016 and 2015.

During the nine months ended December 31, 2016, cash used in operating activities was $807 thousand compared to $4 thousand provided during the nine months ended December 31, 2015.

During the nine months ended December 31, 2016, $297 thousand cash was used in investing activities from continuing operations as compared to $35 thousand provided during the same period in 2015.

For the quarter ended December 31, 2016, our non-GAAP cash burn was approximately $204 thousand after adjusting for $196 thousand of depreciation, $32 thousand of non-cash interest expenses and $321 thousand of one time income.

 At the end of December 31, 2016, our cash and cash equivalents along with restricted cash was $744 thousand and working capital of $1,076.  We currently have sufficient cash to continue business operations with limited expansion.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2016 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2016 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2016 Form 10-K.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2016, which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

There are no other risk factors complementing the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016 and in its quarterly report on Form 10-Q for the three-month period ended September 30, 2016.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 21, 2017	By:	/s/ John Cherin
John Cherin
CFO and Treasurer (Principal Financial and Accounting Officer)