Form 10-K
period 2017-03-31
India Globalization Capital, Inc.
filed 2017-07-14
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2017

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
☑   Yes   ☐   No

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐   Yes   ☑   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter was $8,785,960 based on the last reported sale price of the registrant’s common stock (its only outstanding equity security) of $0.46 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of June 25, 2017, there were 30,571,948 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDIA GLOBALIZATION CAPITAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2017

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

PART I

Item 1.                   Business

Company Background

IGC, a Maryland based corporation, develops cannabis-based combination therapies to treat Alzheimer’s, pain, nausea, eating disorders, several end points of Parkinson’s, and epilepsy in humans, dogs and cats.  In support of this effort, IGC has assembled a portfolio of patent filings and four lead product candidates addressing these conditions. In India, the Company is engaged in heavy equipment rental, and in Malaysia, real-estate management.

Business Strategy

Our long-term goal is to establish IGC as a specialty-pharmaceutical provider of phytocannabinoid-based pharmaceutical and Complimentary Alternative Medicine (“CAM”, “nutraceutical”) products.  Our short-term goal is to conduct human and veterinarian medical trials on our four product candidates.  Our medium-term goal is to market CAM based therapies through joint ventures and partnerships.

Business Organization

We are a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination. In March 2006, we completed an initial public offering of our common stock.  Our principal office in the U.S. is in Bethesda, Maryland, in addition we have a facility in Washington State. Our back office is located in Kochi, Kerala India. In addition, many of our staff and advisors work from their home offices. We maintain a website at http://www.igcinc.us and our telephone number is +1-301-983-0998. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.  As at April 1, 2016 our operational subsidiaries were located in China, Hong Kong, India and Malaysia.  As at March 31, 2017 our operational subsidiaries are located in India and Malaysia. Our filings are available on www.sec.gov.

Products

Cannabinoids are chemical compounds that exert a range of effects on the body, including impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. Phytocannabinoids are cannabinoids that occur naturally in the cannabis plant, they are abundant in the viscous resin produced by glandular structures called trichomes. There are over 480 different compounds in the cannabis plant.  Many of them have been identified as cannabinoids. Of these THC (delta-9-tetrahydrocannabinol) is the main psychoactive component (“high”) in the plant with many therapeutic uses.  The other broadly pursued non-psychoactive phytocannabinoid, CBD (Cannabidiol), is pleiotropic influencing many pathways in humans, dogs, and cats and may be used to provide relief to a variety of symptoms including pain, seizures, and eating disorders.

The Company is focused on four products that it is preparing  for medical trials: Natrinol is a natural substitute for Marinol, or synthetic THC. This product is aimed at relieving nausea, vomiting and increasing appetite in patients with AIDS and Cancer.  Caesafin uses combination therapy to alleviate seizures in dogs and cats.  Serosapse addresses several end points in Parkinson’s disease including Rapid Eye Movement (REM) sleep disorder, anxiety, and dyskinesia. Hyalolex is aimed at reducing the buildup of beta-amyloid in Alzheimer’s patients.

Services

The Company provides construction management services for the construction of a 7-star hotel in Genting Malaysia.  In India the Company rents heavy equipment with operators to construction companies.

Industry Overview

We believe that there are three factors coalescing to create entrepreneurial opportunities in the cannaceutical industry. The first is deregulation of the industry. This is taking place in the U.S., Canada, Germany, and other parts of the world. We believe that during any major deregulation, it takes several years for market equilibrium to be achieved. Most large companies don’t react quickly and that creates entrepreneurial opportunities, including as a first mover. The second factor is that the plant has cannabinoids that work on several pathways, in humans and animals, and that these cannabinoids can potentially be used to treat many diseases and aliments. The third factor is a rising awareness and demand for natural products including natural complementary and alternative medicines.

Target Markets

 We are developing four products using phytocannabinoid-based combination and mono therapies, for the treatment of a) Alzheimer’s disease, b) several end points associated with Parkinson’s disease, c) seizures in cats and dogs, and d) cancer and AIDS induced nausea, vomiting, and eating disorders.  Our target market for one of these products is very large and for the other three relatively smaller. There are 5.3 million adults suffering from Alzheimer’s in the U.S., and Medicare and Medicate are projected to spend $175 billion in 2017 on treatment. Alzheimer’s is America’s most expensive disease. The pharmaceutical market for this product, if it is proven effective in medical trials, and approved by the FDA, and we are successful in registering with the USPTO, is significant and rapidly growing. There are over one million adults suffering from Parkinson’s disease in the U.S., it is the second most common neurodegenerative disorder worldwide with an estimated 1% of adults over 60 suffering from the disease.  The market for curing the disease is very large. We are testing products for end points (REM sleep disorder, anxiety, dyskinesia) associated with Parkinson’s disease and we believe the market for these products is projected to be around $500 million. There are 160 million domesticated dogs and cats in the U.S. and about 1% suffer from seizures. Our veterinarian product uses combination therapy for the treatment of seizures in dogs and cats.  We are also developing a product for cancer and AIDS induced nausea, vomiting, and eating disorders.

The target market for the heavy equipment rental business is cyclical and highly dependent on the fleet of equipment available at the time a need arises.  We have a limited fleet of heavy equipment in India and the target market is small and restricted to the city of Kochi in the state of Kerala, India. Similarly, the construction management business is limited to project development in Genting Malaysia. We have, organically and through our investments, developed expertise in building medical grade pesticide free indoor organic farms, and extraction and separation methodologies using a variety of techniques. While we believe the target market for these services will be large, we have not yet begun targeting these markets.

Patents, Development Pipeline, and Licenses

Although, the Company believes the registration of patents is an important part of its business strategy and its success depends in part on such registration, the Company cannot guarantee that such patent filings will result in a successful registration with the USPTO.  Please see risk factors.

We have filed six provisional patents with the United States Patent and Trademark Office (“USPTO”), in the phytocannabinoid-based combination therapy space, for the indications of pain, medical refractory epilepsy, and cachexia. In addition, in May 2017, we acquired an exclusive license to a patent filed by the University of South Florida Research Foundation entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease”.  The table below provides a status of the patent filings:

Indication	Provisional Filing	PCT Filing	Subsequent Activity
Pain (IGC-501)	9/16/14	9/16/15	US National Case Filed – 6/15/16
Seizures (IGC-502)	6/15/15	6/14/16	US National Case Filed – 6/15/16
Seizures (IGC-503)	4/1/15	4/1/16	PCT Application Published- 10/6/16
Eating Disorders (IGC-504)	8/12/15	8/11/16	US and National Filing Anticipated 2/12/18
Seizures (IGC-505)	6/15/16	6/15/16	US National Filing Anticipated 12/15/18
Eating Disorders (IGC-506)	2/28/17	Anticipated- 2/28/18	US and National Filing Anticipated 8/28/19
Alzheimer’s (IGC-AD1)	7/30/2015	Anticipated -2017	US and National Filing Anticipated in 2017

Alzheimer’s Disease
Alzheimer’s is known as America’s most expensive disease with an estimated cost in 2017 to Medicare and Medicaid of $175 billion. There are currently over 5.3 million Americans with Alzheimer’s disease (AD) and around 35 million worldwide. The cost of Alzheimer’s is skyrocketing as the baby-boomers age: the number of AD patients is expected to double over the next 20 years and the direct costs are expected to exceed $450 billion in the next 12 years.  Although the speed of progression can vary, the average life expectancy following diagnosis is believed to be between three and nine years.  It is the most common cause of dementia among older adults. Currently, no treatment can stop or reverse the progression of the disease and there is still no accepted cure for AD.  Alzheimer’s is characterized by loss of neurons and synapses in the cerebral cortex and certain subcortical regions – resulting in significant atrophy in the affected regions.  In brains of those affected by Alzheimer’s, both amyloid plaques and neurofibrillary tangles are visible by microscopy.  Amyloid plaques are dense deposits of beta-amyloid peptide and cellular material around neurons.  Neurofibrillary tangles are aggregates of the microtubule-associate protein tau, which accumulates inside the cells. The patent filing made by the University of South Florida Research Foundation claims discovery of a new pathway to disrupt and perhaps reverse the buildup of beta-amyloid plaques from aggregating on neurons.
Pain

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

Seizures

Approximately 50 million people worldwide are affected by epilepsy (Sanders, 2003).  Epilepsy is thought to be due to multiple factors that include sodium, potassium, GABA (gamma amino butyric acid) and NMDA (N-Methyl-d-aspartate).  It is believed, for example, that to maximally control epilepsy, modulation of one or more of these receptors is required and that mono therapy is adequate in up to 25% of patients.  The onset of epileptic seizures can be life threatening, including long-term implications (Lutz, 2004) such as mental health problems, cognitive deficits and morphological changes (Swann, 2004, Avoli et. al., 2005). The onset of epilepsy also greatly affects lifestyle as sufferers live in fear of consequential injury or the inability to perform daily tasks (Fisher et. al., 2000). The scientific community (1980 Cunha et. al., 1986 Ames, 1990 Trembly et. al. recent testing by GW Pharmaceuticals, among others) have shown that Cannabidiol (CBD) has anti-convulsive properties in humans.  Other studies, (Davis and Ramsey) have shown that tetrahydrocannabinol (THC) can also help reduce seizures.  Three of our patent filings involving novel therapies use phytocannabinoid extracts from cannabis, in combination with other generic drugs, to treat medical refractory epilepsy in humans and seizures in dogs and cats.

Eating Disorders

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

Competition

The development of phytocannabinoid-based therapies is currently not very competitive. The largest amount of research in this area is done in Israel. The most significant research and FDA approved trials are done by one large pharmaceutical company, and to a lesser extent by two other large firms. In the United States, there is very little wide spread research while most of the research is concentrated in Israel. This is mostly because the United States Drug Enforcement Administrating (“DEA”) classifies phytocannabinoid extracts as a Schedule 1 drug. This means that phytocannabinoids are characterized as “high potential for abuse,” and “no currently accepted medical use”. Further, any study conducted in the US must be registered and approved by the DEA and raw materials purchased through the National Institute of Drug Abuse (NIDA).

We view competition in two ways, the first: we compete with 15 listed companies and 2 private companies that have articulated a business plan to develop phytocannabinoid based therapies, two large listed well-funded pharmaceutical companies, and three small listed companies. There are several microcap companies listed on the OTC and two private ones that also compete in this space.  We have limited competition in the areas of Alzheimer’s, Parkinson’s and seizures for dogs and cats, using phytocannabinoid- based therapies. In the field of epilepsy in humans there is significant competition and so we are focused on seizures in dogs and cats where there is limited competition.  The second way we view competition is non-phytocannabinoid based therapies: there is severe competition in all areas that we are working on including for example Alzheimer’s, with almost all the massive and well financed pharmaceutical companies and four pure play listed companies working on the disease, albeit all of them without the use of phytocannabinoids.

Core Business Competencies

Our core competencies include the following:

·	A network of doctors, PhDs, and intellectual property legal experts that have a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection and product formulation.

·	Knowledge of various cannabis strains, their phytocannabinoid profile, extraction methodology, and impact on various pathways.

·
Knowledge of the legal status of cannabis in various countries, access to medical writers, and clinical trial organizations in foreign countries, universities and research centers in Malaysia, India and Israel.

·	Knowledge of the equipment rental business in Kerala, India and the construction business in Malaysia.

Competitive Advantage

Our competitive advantage is based on experience and deep knowledge of deregulating industries; access to foreign markets where testing has less regulatory hurdles; experienced management; access to intellectual property experts; access to a network of doctors and PhDs; knowledge of FDA trials, extraction techniques, plant strains; and a strategy that is well differentiated.

Our Other Businesses and Investments
In Malaysia, our subsidiary Cabaran Ultima is the project manager of an estimated $262 million five-star hotel planned to be built on approximately 6 plus acres in Genting highlands. Genting is a hill resort one hour from Kuala Lumpur that boasts many attractions including a casino and is home to the 20th Century Fox World theme park slated to open in 2017. The site is located within walking distance to the theme park and casino.  HBA Architecture, the hotel’s master planner and designer, have a prestigious design resume that includes numerous developments such as the Hilton Hanoi Opera Hotel Refurbishment in Vietnam, Marrisle Boutique Leisure Resort and Club Med Gongshan Island Resort, both located in China.  During the build-out phase we expect to receive revenue from project management.  Ultima’s market share of the real estate project planning, construction, and management industry in Malaysia is less than 1%.
According to Deloitte and KOTRA, the total market size of the construction industry in India is estimated at $126 billion.  However, various plans by the Indian government to build and modernize Indian infrastructure have been slow to materialize.  Through our subsidiary, TBL, we are engaged in renting heavy infrastructure construction equipment.  Our subsidiary has experience in the construction industry having in the past, constructed highways, rural roads, tunnels, dams, airport runways and housing complexes, mostly in southern Indian states.  Our current share of the overall market in India is less than 1% based on revenue.

In Hong Kong, through a majority owned subsidiary called Golden Gate that we renamed as IGC International, we operated an electronics business. Most of our revenue in fiscal 2016 come from that business. We had no revenue from Golden Gate since the quarter ended June 30, 2016.  We decided to exit this business because, we believe, there is a macroeconomic slow-down and consolidation in the electronic-components sector, and without scale, meaningfully competing is difficult.  IGC-INT’s share of the electronic trading market is less than 1% based on revenue.

In China, through a majority owned subsidiary called Ironman, we operated our iron ore business. As of March 31, 2016, we had three iron ore beneficiation plants in China, including the one under construction (under capital work-in progress), for about $6.1 million.  As of March 31, 2017, IGC has redeemed and subsequently retired as required by Maryland State law, part of the 3,150,000 shares of common stock issued in connection with its purchase of Ironman for all tangible operating assets of Ironman as a treasury stock transaction thus reducing IGC investment in Ironman to zero while still pursuing any and all legal avenues to recover as many of the originally issued shares. After December 31, 2016, Ironman is no longer consolidated. Ironman’s share of the iron ore trading market is less than 1% based on revenue.
In June 2014, we entered into a partnership agreement with TerraSphere Systems LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology. Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs. Additionally, in consideration for our issuance of 50,000 shares of common stock, we received a seven-year option to purchase TerraSphere Systems for cash or additional shares of our common stock. As of 2017, we are negotiating a conversion of the investment into shares of a Canadian public vehicle that TerraSphere has merged into.
In December 2014, we acquired 24.9% of the outstanding membership interests in Midtown Partners, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934, from Apogee Financial Investments, Inc.  The Purchase Agreement expired on June 30, 2015, and the Company is pursuing its rights under the terms of the Purchase Agreement to recover certain damages.  In the calendar year 2017, Midtown Partners had a profit.  The Company applied the equity method of accounting for investments and increased the value of its investment in Midtown Partners by 24.9% of the profit earned by Midtown Partner in the calendar year 2017.  Midtown’s share of the investment banking market is less than 1% based on revenue.

We acquired a 10% stake in a 1,000-room luxury hotel development project encompassing 6+ acres in Genting Highlands, Malaysia by subscribing to 10% stake in Brilliant Hallmark Sdn. Bhd. (“Brilliant”) free and clear of all encumbrances. On April 3, 2017, IGC sold back its ten percent holding in Brilliant Hallmark for a consideration of 4 million shares of IGC’s Common Stock that were returned and retired, thereby reducing the outstanding IGC shares in April 2017.  The Company does not expect to record a gain or loss from this transaction.

Revenue Contribution by Business Area

The following table sets out the revenue contribution for fiscal 2017 from our operating subsidiaries:

Operating Subsidiaries	Business Area	Fiscal Year Ended March 31, 2017
Cabaran Ultima and TBL (1)	Construction project management and heavy equipment rental	$367,279

IGC-INT (2)	Trading, electronic component	213,093

Total IGC		$580,372

(1) Ultima’s and TBL’s current market share of the construction project management and heavy equipment rental businesses is less than 1% based on revenue.

(2) After March 31, 2017, will no longer be consolidated due to inactivity.

Customers

For the four Phytocannabinoid-based products that are in the development phase, we have no customers and no revenue.  For the electronic business we had 32 customers.  For the hotel development business located in Malaysia we have one customer. For our equipment leasing business located in India we have seven customers all of whom are construction companies.  One customer in Malaysia accounted for more than 42% of our revenue.

Growth and Expansion Strategy

Our growth and expansion strategy is to conduct medical trials on our four products, develop joint venture partners for marketing our products, and continue to develop new products for PTSD and depression.  We currently do not expect to expand the real estate management or rental businesses.

Sales and Marketing

For phytocannabinoid-based therapies we have no sales or marketing.  For the electronic business, that we have exited, our sales force was located in Hong Kong and China and the sales cycle lasted between one and two weeks.  For the hotel development business, our sales force is located in Malaysia where we have one customer, and for our equipment leasing business our sales force is located in Kochi, India where the sales cycle lasts around two months.

Technology and Intellectual Property

We have intellectual property attorneys that file patents or provisional patent applications, copyright, trademark and trade secret laws of general applicability, employee confidentiality, and invention assignment agreements, and other intellectual property protection methods to safeguard our technology, research and development. We have applied for preliminary patents on phytocannabinoid-based therapies in the areas of pain management, medical refractory epilepsy, eating disorders and cachexia. The Company holds all rights to the patents that have been filed by us with the USPTO.

Employees and Consultants

As of March 31, 2017, we employed a work force of approximately 31 employees and contract workers in the United States, India and Malaysia. We have a total of 16 full-time employees with the rest being part-time, seasonal, or advisors that are highly qualified in their specific areas of expertise.

Governmental Regulations and Approvals

In the United States, 26 states, Guam, Puerto Rico and The District of Columbia have allowed (subject to licensing) the cultivation, processing and sale of cannabis. However, cannabis including certain phytocannabinoids derived from the plant, specifically the psychoactive compound Tetrahydrocannabinol (THC) and the non-psychoactive, medically useful compound Cannabidiol (CBD) are both considered to be Schedule 1 drugs under the Control Substances Act (CSA). The implication for us is that testing to determine drug efficacy and toxicity screening of our formulations in the US will require procedural registration and approval from the DEA and sourcing from the NIDA.  For our products to be sold we would have to conduct FDA approved trials that will take between two and seven years. Regulatory approvals for applications in the veterinarian space are significantly shorter and this is an area that we are focused on.

Our business is impacted by government regulations surrounding the transfer of money to and from foreign countries.  India, Malaysia, and China have strict foreign exchange regulations that make it difficult to move money in and out of these countries.  Because we are a US based company we are subject to US laws that govern money laundering and this results in arduous amounts of paper work, delays, and extreme amounts of scrutiny, all of which are expensive.

Corporate History

In February 2007, we incorporated India Globalization Capital, Mauritius, Limited (“IGC-M”), a wholly-owned subsidiary, under the laws of Mauritius.  In March 2008, we completed acquisitions of interests in two companies in India, Sricon Infrastructure Private Limited (“Sricon”) and Techni Bharathi Limited (“TBL”).  Since March 31, 2013, we beneficially own 100% of TBL after completing the acquisition of the remaining 23.13% of TBL shares that were still owned by the founders of TBL. The 23.13% of TBL was acquired by IGC-MPL, which is a wholly-owned subsidiary of IGC-M. TBL shares are held by IGC-M. TBL is focused on the heavy equipment leasing business. In October 2014, pursuant to a Memorandum of Settlement with Sricon and related parties and in exchange for the 22% minority interest we had in Sricon, we received approximately five acres of prime land in Nagpur, India. The land is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

In February 2009, IGC-M beneficially purchased 100% of IGC Mining and Trading Private Limited (“IGC-IMT”) based in Chennai, India.  In July 2009, IGC-M beneficially purchased 100% of IGC Materials, Private Limited (“IGC-MPL”) and 100% of IGC Logistics, Private Limited (“IGC-LPL”) both based in Nagpur, India.  Together, these companies conducted our iron ore, cement, aggregate, and other materials, trading, transport and delivery businesses.

In December 2011, we acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., known as Linxi H&F Economic and Trade Co., a People’s Republic of China-based company (“PRC Ironman”), by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”). Together, PRC Ironman and HK Ironman are referred to as “Ironman.” In February 2015, IGC filed a lawsuit in the circuit court of Maryland, against 24 defendants related to the acquisition of Ironman, seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares.  Between December 30, 2016 and February 24, 2017, IGC redeemed and subsequently retired as required by Maryland State law, approximately 2.4 million shares of IGC’s common stock issued in connection with its purchase of Ironman as a treasury stock transaction thus reducing IGC investment in Ironman to zero while still pursuing any and all legal avenues to recover as many of the originally issued shares of 3,150,000.  The assets of Ironman are shown on the balance sheet of IGC for the fiscal year ended March 31, 2016 but not for fiscal year ended March 31, 2017.  Please see the risk factor on Ironman and the financial Note 3 on the accounting impact on IGC’s balance sheet.

In January 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”) in Hong Kong. IGC-HK is a wholly owned subsidiary of IGC-M. In September 2014, we changed the subsidiary’s name to IGC Cleantech Ltd (“IGC-CT”). See Note 25 Subsequent Events for an update.

In May 2014, we completed the acquisition of 51% of the outstanding share capital of Golden Gate Electronics Limited (“Golden Gate”), a corporation organized and existing under the laws of Hong Kong and now known as IGC International (“IGC-INT”). IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for the trading of commodities and electronic components. The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1.05 million on the closing date of the acquisition. The terms of the Acquisition Agreement called for the delivery of 205,661 shares of IGC common stock at the signing of the Agreement and the remaining 1,004,094 shares were contingent on the electronics business meeting annual thresholds for revenue and profit through fiscal year ending on March 31, 2017.  The contingent shares were not delivered because IGC International was unable to meet the targets. As of March 31, 2017, we exited the business. We retired 205,661 shares of common stock, and returned control of IGC International to the original owners.  We also impaired the goodwill associated with the acquisition. We have no disputes with the initial principals of Golden Gate.

In June 2014, we entered into a partnership agreement with TerraSphere Systems LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology. Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs. Additionally, in consideration for our issuance of 50,000 shares of common stock, we received a seven-year option to purchase TerraSphere Systems for cash or additional shares of our common stock. In fiscal 2018, we expect to convert this investment into shares of a public Canadian company where assets including this project is being merged.

In December 2014, we entered into a Purchase Agreement with Apogee Financial Investments, Inc. (“Apogee”), the previous majority and sole owner of the outstanding membership interests of Midtown Partners & Co., LLC, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 (“Midtown Partners”), to acquire 24.9% of the outstanding membership interests in Midtown Partners, and pursuant to certain conditions, subsequently 100%.  In consideration of the initial membership interest of 24.9%, we issued 1,200,000 shares of our common stock, valued at approximately $888,000 in the name of Apogee.

In February 2016, we completed the acquisition of 100% of the outstanding share capital of Cabaran Ultima Sdn. Bhd., a corporation organized and existing under the laws of Malaysia (“Ultima”), from RGF Land Sdn. Bhd. (“Land”), the sole shareholder of Ultima, pursuant to the terms of a Share Purchase Agreement among the parties. Ultima holds 51% of RGF Cabaran Sdn. Bhd., which holds 75% of RGF Construction Sdn. Bhd. The purchase price of the acquisition consists of up to 998,571 shares of our common stock, valued at approximately $170 thousand on the closing date of the Share Purchase Agreement. Ultima is an international real estate project management company with expertise in (i) building agro-infrastructure for growing medicinal plants and botanical extraction, (ii) construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels, and (iii) design management of other large-scale infrastructure.

In August 2016, we subscribed to 10% of Brilliant Hallmark, Sdn. Bhd. a corporation organized and existing under the laws of Malaysia (“Brilliant”).  We paid 4,000,000 shares of common stock with a Fair Market Value of $1.880 million for the 10% stake in Brilliant that holds the exclusive rights to build a hotel and develop the property in Genting Malaysia.  IGC had recourse to the land assets in the event of non-performance through a separate Tag Along Agreement dated August 1, 2016 between IGC on the one hand and RGF Land Sdn. Bhd., the shareholders of RGF Land Sdn. Bhd., and Brilliant on the other hand. Pursuant to the terms of the Share Subscription Agreement, Brilliant assigned, sold, and transferred to IGC 11 shares of Brilliant, which shares constituted 10% of the issued and outstanding shares of Brilliant. Likewise, as a consideration for the transaction, IGC issued to Brilliant the 4 million shares of its common stock. Please see Note 25 Subsequent Events for further information.

The following chart presents our Company’s direct and indirect consolidated operating subsidiaries.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.igcinc.us when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Business and Expansion Strategy

Our cannaceutical strategy and market capitalization makes it difficult to find accretive acquisitions and attract management.

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

Building facilities, conducting research, and creating products from our formulations either in the pharmaceutical or CAM space require additional capital. If we are unable to successfully raise the capital we need we may need to reduce the scope of our businesses to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.  We have incurred losses from operations in our prior years including the prior two fiscal years and have a lack of liquidity for expansion.  While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurance that we will be successful in these efforts or will be able to raise enough capital for planned expansion.

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

We expect to acquire companies and hire management in the areas that we have identified.  These include, among others, bio-pharmaceuticals with a focus on capitalizing on specific niches within these areas such as phytocannabinoid-based therapies.  Entry into any of these areas requires special knowledge of the industry and products.  In the event that we are perceived to be entering the legal cannabis sector, even indirectly or remotely, we could be subject to increased scrutiny by regulators because, among other things, marijuana is a Schedule-1 controlled substance and is illegal under federal law.  Our failure to adequately manage the risk associated with these businesses and adequately manage the requirements of the regulators can adversely affect our business, our status as a reporting company and our listing on the NYSE MKT.  Further, any adverse pronouncements from regulators about businesses related to the legal cannabis sector could adversely affect our stock price if we are perceived to be in a company in the cannabis sector.

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

Currency fluctuations may reduce our assets and profitability.

We have assets located in foreign countries that are valued in foreign currencies.  Fluctuation of the U.S. Dollar relative to the foreign currency may adversely affect our assets and profit.

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

 Our quarterly revenue, operating results and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

·	Fluctuations in revenue due to seasonality of the market place, which results in uneven revenue and operating results over the year;

·	Additions and departures of key personnel; and

·	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

We may not successfully register the provisional patents with the United States Patent and Trademark Office

We have filed six provisional patents with the United States Patent and Trademark Office (“USPTO”), in the combination therapy space, for the indications of pain, medical refractory epilepsy, eating disorders, and cachexia as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. There is no guarantee that our applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This in turn may have a material and adverse impact on the trading price of our common stock.

Risks Related to Ownership of Our Common Stock

Future sales of common stock by us could cause our stock price to decline and dilute your ownership in our company.

There are currently 11,656,668 outstanding public warrants to purchase 1,165, 667 shares of our common stock at an exercise price of $50.00 a share. In addition, we have outstanding 831,768 private warrants to buy 83,176 shares of common stock at an exercise price of $9.0, expiring on December 8, 2017.  We also have outstanding 160,000 private options, expiring on October 31, 2023, with an exercise price of $0.10 per share.  We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur.  If we raise funds by issuing additional securities in the future or the outstanding warrants or stock options to purchase our common stock are exercised, the newly-issued shares will also dilute your percentage ownership in our company.

The market price for our common stock may be volatile.

The trading volume in our common stock may fluctuate and cause significant price variations to occur.  Fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results.  Our stock price may fluctuate as a result of a number of events and factors such as those described elsewhere in this “Risk Factors” section, events described in this report, and other factors that are beyond our control.  In addition, the stock market, in general, has historically experienced significant price and volume fluctuations.  Our common stock has also been volatile, with our 52-week price range being at a low of $0.19 and a high of $0.80 per share. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. In addition, it is possible, given our current trading price, that we may fail to comply with the minimum trading price required to trade our shares on the NYSE Market.

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

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future.  Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.  In addition, the terms of our debt agreement prohibit the payment of cash dividends or other distributions on any of our capital stock except dividends payable in additional shares of capital stock.

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

Risk Related to Our Securities

Our accounting personnel may make unintentional errors.

For most of the fiscal year ended March 31, 2017, our accounting personnel were located in China, Hong Kong, India, Malaysia and the United States, primarily near our businesses.   As at March 31, 2017, our accounting personnel are in India, Malaysia, and the U.S.  Even a small mistake, given our small size, in the preparation of financial statements and the maintenance of our books and records in accordance with U.S. GAAP, and SEC rules and regulations, could constitute a material weakness in our internal controls over financial reporting unless rectified. For more information, please see Item 9A, “Controls and Procedures.”

We incur costs as a result of operating as a public company.  Our management is required to devote substantial time to compliance initiatives.  Because we report in U.S. GAAP, we may experience delays in closing our books and records, and delays in the preparation of financial statements and related disclosures.

As part of a public company with operations in foreign countries, we experience increased legal, accounting and other expenses.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. We do not foresee a problem other than delays in the preparations of financial statements and related disclosures and our liberal use of the routine extensions for filing deadlines automatically granted by the SEC.

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

Forward-looking statements are based upon, among other things, our assumptions with respect to:

·
our ability to successfully register patents, create and market new products and services, including but not limited to real estate in Malaysia, leasing products in India, and achieve customer acceptance in the industries we serve;

·	our ability to accurately predict the future demand for our products and services;
·	competition in using phytocannabinoids for pharmaceutical and nutraceutical therapies;
·	federal and state legislation and administrative policy regulating phytocannabinoids;
·	our ability (based in part on regulatory concerns) to build and or lease facilities for vertical farming that can eventually be used by us to produce pharmaceutical grade phytocannabinoids;
·	our ability to obtain and protect patents for the use of phytocannabinoids;
·	our ability to enter into new licenses and contracts, and perform them successfully;
·	current and future economic and political conditions, in specifically but not limited to North America, Malaysia, and India; and
·	other assumptions described in this prospectus supplement underlying or relating to any forward-looking statements.

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

Item 1B.                Unresolved Staff Comments

None.

Item 2.                   Properties

Our offices are located in Maryland and Washington State. Our back office is located at TBL’s headquarters in Kochi, India. In addition, we have an office in Nagpur, India.  IGC International was located in Hong Kong. PRC Ironman was in Linxi, Inner Mongolia, PRC.  Cabaran Ultima is located in Kuala Lumpur, Malaysia.

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland.  In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities in Washington State.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, and Washington State that the fee charged by the affiliates are at least as favorable as we could have obtained from an unaffiliated third party and these payments are not considered or meant to be compensation.  The rental agreement for the Maryland location is on a month-to-month basis and may be terminated by our Board of Directors of the Company at any time without notice. The rental agreement for Washington State facilities expires on December 31, 2017, unless renewed by mutual consent.  During fiscal year ended March 31, 2017, the total rent paid to the affiliates were $54,000 for the office space (and services) in Maryland, and $73,200 for the facilities in Washington State. We expect that these expenses will remain at approximately this level during the fiscal year ending March 31, 2018.

In India we have real estate that we may develop. However, we are not involved in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. In fiscal 2017, our company operated through its subsidiaries in India, Hong Kong and Malaysia. In India and in the U.S. we lease housing (apartments, and homes) to host staff members for an aggregate annual rental of $17,000.

In fiscal 2017, in India we were involved in renting heavy machinery. Our subsidiary IGC-MPL owns an office space of about 1,500 sq. feet. The office space was acquired in 2010 is located in Nagpur, India, and has an approximate gross value of $53,971.  Our subsidiary TBL has an apartment located in Cochin, India with an approximate gross value of $64,765.

PRC Ironman owned three beneficiation plants in Linxi, Inner Mongolia. The beneficiation plants consisted of buildings with a gross value of $1,003,000, plant and equipment with gross value of $4,993,000 and construction in progress with a gross value of $4,027,000 along with other assets such as office equipment, furniture, fixtures, computer equipment and vehicles. These plants have the capacity to beneficiate low-grade iron ore. These plants were not operational in the FYE 2016 or in FYE 2017.

The table below summarizes the nature of activity, type of license required and held and encumbrances in obtaining permit for each location where the company operated through its subsidiaries in the FYE 2017:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
USA	Phytocannabinoid development and facilities	General business, (DEA clearance, FDA approvals eventually required in the future)	General business licenses	In fiscal 2017, we did not apply for DEA permits or FDA approvals.
India	Rental of heavy equipment	General business license required	All appropriate business registrations with tax authorities in various states in India	There were no encumbrances in maintaining the license in fiscal 2017.
China	1. Beneficiation plant 2. Trading in iron ore	Permit to beneficiate	Business license to beneficiate iron ore and trade iron ore	There were no encumbrances in maintaining the license.
Hong Kong	Trading of electronic components	General business license	General business license	There were no encumbrances in maintaining the business license.
Malaysia	Real estate management	General business license to construct and manage real estate	General business license to construct and manage real estate	There were no encumbrances in maintaining the business license in fiscal 2017.

Item 3.                   Legal Proceedings

There are no material pending or threatened legal proceedings against IGC.

Item 4.                   Mine Safety Disclosures

Not Applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock trades on the NYSE MKT under the symbol “IGC” with CUSIP number 45408X308. The Common stock of the Company is also available for trading on the Borse Frankfurt, Borse Berlin, and Borse Stuttgart (XETRA2) exchanges in Germany. The warrants and units now trade on the OTC Markets.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock and warrants, as reported on the U.S. exchanges.  The quotations listed below reflect inter dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The exercise of a warrant allows the holder to purchase one tenth of a share of common stock. Therefore, 10 warrants are needed to purchase one share of common stock.

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
June 30, 2015	0.69	0.21	0.01	0.01
September 30, 2015	0.43	0.15	0.01	0.00
December 31, 2015	0.29	0.14	0.02	0.00
March 31, 2016	0.83	0.16	0.04	0.00
June 30, 2016	0.56	0.30	0.00	0.00
September 30, 2016	0.61	0.35	0.00	0.00
December 31, 2016	0.49	0.19	0.00	0.00
March 31, 2017	0.52	0.24	0.00	0.00
June 30, 2017	0.70	0.33	0.00	0.00

On June 30, 2017, the last reported sale price of our common stock, as reported on the NYSE MKT, was $0.41 per share. The trading history for the warrants are not available. No warrants were issued in fiscal 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2017, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:
2008 Omnibus Incentive Plan (1)	-	-	-
_______________

(1)	There are no exercisable options outstanding under the Equity Compensation Plans.

Holders

As of February 2017, we had approximately 3,411 holders of record of our common stock, and approximately 100 holders of record of our warrants.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fiscal year ended March 31, 2017, which were not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Issuer Purchases of Equity Securities

During the FYE March 31, 2017, we purchased and cancelled 2,633,841 of common stock.

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

Revenue Recognition

The majority of the revenue recognized for the years ended March 31, 2017 and 2016 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, Cabaran Ultima, which is a legal entity in Malaysia, is considered separate reporting unit and therefore the Company believes that the assessment of goodwill impairment at the subsidiaries level, which is also a reporting unit each, is appropriate.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2017 and 2016, it is more likely that the company will not recognize tax benefits related to accumulating net operating losses.

The issuance by IGC of its common stock to (1) Ironman stockholders in exchange for Ironman stock; to (2) Golden Gate Electronics Ltd (“GG”) in exchange for GG stock; to (3) Apogee Financial in exchange for Midtown Partners stock; to Cabaran Ultima (“Ultima”) in exchange for Ultima’s stock; and to Brilliant Hallmark Sdn. Bhd. (“Brilliant”) in exchange for 10% of the stake in a luxury hotel development project in Genting Highlands, Malaysia, as contemplated by the respective stock purchase agreements between the Company and Ironman and their stockholders; between the Company and Golden Gate Electronics Ltd and its stockholders; between the Company and Apogee Financial and their stockholders; between the Company and Cabaran Ultima and its stockholders; and between the Company and Brilliant and its stockholders, generally will not be taxable transactions to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss because of the approval of the shares for U.S. federal income tax purposes.

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

Regarding our collection policy on electronics trading receivables, there were three types of trades: (1) payment guaranteed through letters of credit, (2) deposit or spot payment on delivery or (3) delivery on credit. With the first type of trade: our policy for collection was to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit were that 100% of the payment was made when the material was shipped. With the second type of trade, customers paid on delivery.  On the third type of trade, our policy was to allow the customer to have a payment credit term of 90 days.

Impairment of investment

The impairment analysis test is done based on a similar recoverable approach as used in the impairment test for goodwill described above.  The fair value of real estate is determined based on an independent appraisal. The estimated amount of liability is based on the information available with us with respect of bank debt and other borrowings.  In 1995, IGC’s subsidiary TBL made an investment of $50,000 (INR 3,000,000) in Bhagheeratha Developers Limited. Based on the latest review of the balance sheet of this entity, we impaired this investment by $410 in FYE 2017, for a cumulative impairment of $20,347.

Impairment of long-lived assets

The Company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable.  Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings, future anticipated cash flows, business plans and material adverse changes in the economic climate, such as changes in operating environment, competitive information, impact of change in government policies, etc.  For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.  For assets, the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets.  Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows.

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

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP and is effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

Results of Operations
Fiscal Year ended March 31, 2017 compared to Fiscal Year ended March 31, 2016

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2017 and 2016:

	Year ended March 31	Year ended March 31
	2017	2016	Change	Percent Change
Revenue	$580,372	$6,366,550	(5,786,178)	(90.9)
Cost of revenues	(362,135)	(5,523,256)	5,161,121	(93.4)
Selling, General and Administrative expenses	(1,875,344)	(2,702,753)	827,409	(30.6)
Depreciation	(396,346)	(728,741)	332,395	(45.6)
Loss from Investment /Associates/ Joint Ventures	(932)	(317,510)	316,578	(99.7)
Operating income (loss)	$(2,054,385)	$(2,905,710)	851,325	(29.3)
Interest and other financial expenses	(223,464)	(213,928)	(9,536)	4.5
Interest Income	1,744	2,085	(341)	(16.3)
Profit from Investment/Associates/Joint venture	317,742	-	317,742	100.0
Other Income, Net	119,933	284,186	(164,253)	57.8
Income before income taxes and minority interest attributable to non-controlling interest	$(1,838,430)	$(2,833,367)	994,937	(35.1)
Tax benefit/(expense)	(14,431)	(579)	(13,852)	2,392
Income/Loss after income taxes	$(1,852,861)	$(2,833,946)	981,085	(34.6)

Revenue– Total revenue was about $580,372 ($367,279 without IGC-INT) for the FYE 2017, as compared to about $6,366,550 for the FYE 2016, a decrease of about 91%. In Fiscal year 2016 our main revenue driver was electronic component trading.  In fiscal 2017, IGC-INT was effectively transferred back to the managing director in return for all of the 205,661 IGC common shares that were initially awarded as part of the acquisition.  For most of FYE 2017 the source of revenue is from the real estate business in Cabaran Ultima and the renting of heavy equipment in TBL. This is part of our overall strategy of focusing on developing and bringing to market phytocannabinoid based therapies.

Cost of Revenue– Cost of revenue was $362,135 in FYE 2017 as compared to $5,523,256 in FYE 2016. The cost of revenue as a percentage of the revenue was approximately 62% in fiscal 2017 as compared to 87% during fiscal 2016.  In Fiscal 2016 our main cost driver was electronic component trading and as previously disclosed this business was curtailed on July 1, 2016 reducing the cost of revenue in FYE 2017.

Selling, General and Administrative expenses – These consist primarily of employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions, and write offs relating to doubtful and bad debts and advances. Selling, general and administrative expenses were about $1,875,344 for fiscal 2017 as compared to about $2,702,753 for fiscal 2016.  The overall SG&A for fiscal 2017 also includes (i) non-cash charges associated with ESOP and other share issuances; (ii) one-time expenses associated with raising capital, and expenses associated with the acquisition of 10% stake in Brilliant Hallmark; and (iii) some non-cash R&D expenses associated with the development of phytocannabinoid therapies. Adjusted for these events, the SG&A for fiscal 2017 reflects a steep cut in expenses associated with a further alignment of resources to focus on phytocannabinoid therapies.

Depreciation and amortization– The depreciation and amortization expense was about $396,346 in 2017 as compared to about $728,741 in fiscal year 2016.  The steep fall in depreciation expenses for fiscal 2017 is due to our exit from the Ironman business in China, which represented most of the depreciation and amortization expense in fiscal 2016.

Operating income (loss)– Loss from operations was about ($2,054,385) in fiscal year 2017, as compared to a loss of about ($2,905,710) in fiscal year 2016.

Interest and other financial expense – The interest expense for fiscal 2017 is about $223,464 as compared to about $213,928 for fiscal 2016.  The payment of monthly interest is made through the issuance of a fixed number of shares of our common stock, regardless of the price of the stock.  Most of the interest expense is non-cash.

Interest income – The interest income for fiscal 2017 was about $1,744 as compared to about $2,085 for fiscal 2016.

Other income – In fiscal year 2017, we reported $119,933 in other income, and about $284,186 in other income in fiscal year 2016.
Profit from Investment/Associates/Joint Ventures- In fiscal year 2017, we had a one-time gain of $227,472 from exiting Ironman, and a one-time loss of ($109,430) from exiting IGC International, and a gain of $199,700 from our 24.9% investment in Midtown Partners LLC.

Deferred Income tax credit – We had an income tax credit of zero dollars for the year ended March 31, 2017 as compared to the credit of about $356,684 for the year ended March 31, 2016. The income tax credit in fiscal 2017 is not shown on the financial statements, but remains with the Company for a potential offset against future earnings.  Deferred income tax assets, net of valuation allowances, are expected to be realized through future taxable income.  The valuation allowance increased in 2017 by about $700,000.  The company intends to maintain valuation allowances for deferred tax assets until there is sufficient evidence to support the reversal of the valuation allowance.

Net loss – The Company had a loss of about ($1,867,260) for fiscal year 2017 as compared to a loss of about ($2,808,244) for fiscal year 2016.  The lower loss in fiscal 2017 is from lower SG&A expenses, other income, and lower depreciation.

Balance sheet
Accounts receivable – Our accounts receivable for fiscal 2017 are about $752,926 and for fiscal 2016 was about $962,658. The accounts receivable in fiscal 2017 decreased as our revenue decreased. The primary component of the accounts receivable in fiscal 2017 are receivables from the real estate business in Malaysia, and from a construction claim in the amount of about $470 thousand that has been awarded to our subsidiary in India. In FYE 2017 we collected $59,693 (INR 4 million) from a construction delay claim that we had filed against Kerala Public Works. We expect to collect the award in the next 12 months.

Inventory –  In FYE 2017, our inventory was zero and in FYE 2016 was about $162,091.  IGC International is the only business with inventory and as disclosed we no longer operate this business.

Property, plant and equipment, net - As of FYE 2017, our PP&E net of depreciation is about $953,936 and, at FYE 2016 was about $7,074,437.  Our exit of the Ironman business contributed to a decrease of about $6.1 million in PP&E.

Investment others – In fiscal year 2017, our investment was about $5,238,003 and at FYE 2016 it was about $5,175,392.

Investment in affiliates –  In fiscal year 2017, our investment in affiliates was about $773,111 and at FYE 2016 it was about $609,148.  Part of the increase in investment in affiliates, $199,700 comes from our investment in Midtown Partners, LLC.

Intangible assets and goodwill – The value of intangible assets as of FYE 2017 amounted to about $198,169 as compared to about $1,294,272 as of FYE 2016.  The removal of IGC International and H&F ironman contributed to the decrease in Intangible assets and goodwill.

Liabilities – The total liability as of FYE 2017 is about $3,934,017 as compared to $4,911,111 as of the FYE 2016, a decrease of about $977,094.  In Fiscal year 2017, the Company decreased the amount of loans outstanding.

Working Capital – Our working capital as of FYE 2017 is about $2,291,652.

Non-controlling interest – The non-controlling interest of - $8,836 in fiscal 2017 is attributed to our ownership of Cabaran Ultima, which holds subsidiaries.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company results for the FYE 2017 and FYE 2016.  At the end of fiscal year 2017, the Company has about $538,029 in cash and cash equivalents. In fiscal 2017, the non-GAAP total cash burn after adjusting for non-cash items that include ESOPs, interest payments paid in stock, foreign exchange losses, and one-time acquisition related expenses and other miscellaneous non-cash items is about $1,374,129.  The cash burn is primarily associated with public company expenses, with our operating subsidiaries at breakeven, or near breakeven. It does not include cash spent on investments or construction in progress.

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

The balance of cash and cash equivalents held by of our foreign subsidiaries as of fiscal 2017 and 2016 are shown below.

Fiscal Year Ended	Total Cash held by foreign subsidiaries
March 31, 2017	$465,978
March 31, 2016	$611,831

We intend to repatriate cash from our subsidiaries. Repatriation of funds from India requires obtaining clearances from the Reserve Bank of India (RBI).  This process can take several months to complete.  We have compiled all the necessary information for the application, including obtaining the Foreign Inward Remittance Certificates (FIRC) from all our banks, for all our Indian subsidiaries, and initiated the process of applying to the RBI for permission.  We are seeking advice from Indian Foreign Exchange Experts to help with the process.  Once we obtain the clearances from the RBI, repatriating funds from India will become significantly easier. There are no taxes or legal charges to be paid in connection with the repatriation of cash balances. In the future, we may have to accrue and pay taxes in the United States, if foreign profits are repatriated.

The Company currently has notes payable of $1.8 million. There is no cash interest payable on the loan. The loan was due on July 31, 2016, and the parties have agreed that the Company will pay 30,000 shares of common stock per month as interest, beginning August 1, 2016, and ask the shareholders as soon as practical to allow the Company to pay the note using common stock.

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

Customer Risk

In fiscal 2017, we received over 42% of our revenue from one customer located in Malaysia. The loss of this significant client may have a short-term adverse effect on the Company. In India, the Company’s customers are construction and agricultural companies.  In fiscal 2016 in China the Company’s customers were the steel mills and iron ore traders and in Hong Kong, the Company’s customers were companies that build electronic products.

Commodity Prices and Vendor Risk

In fiscal 2016, the Company was affected by the availability, cost and quality of electronic components.  These prices and supply depended on factors beyond the control of the Company, including general economic conditions and competition.  The Company typically kept inventory of high demand components. We did not hedge pricing and did not have forward contracts, which may expose the Company to risks related to falling prices. However, as a precaution, we kept inventory turnover fairly fast and diversified to mitigate this risk.

Labor Risk

We see limited labor risk in India, Malaysia or the United States.  None of our work force is unionized.

Compliance, Legal and Operational Risks

We operate under regulatory and legal obligations imposed by the Hong Kong, Indian, Chinese and Malaysian governments and U.S. securities regulators.  Those obligations relate to, among other things, our financial reporting, trading activities, capital requirements and the supervision of its employees. Failure to fulfill legal or regulatory obligations can lead to fines, censure or disqualification of management and/or staff and other measures that could have negative consequences for our activities and financial performance.  We mitigate this risk by hiring local consultants and staff who manage compliance in the various jurisdictions in which we operate.  However, the cost of compliance in various jurisdictions could have a negative impact on our future earnings.

Interest Rate Risk

We depend on leverage for most of our business.  As interest rates rise, our cost of capital is expected to increase and that may impact our profitability.

Exchange Rate Sensitivity

Our subsidiary in Hong Kong, IGC International Ltd., conducted all business in Hong Kong dollars (HKD).  Our Indian subsidiaries conduct all business in Indian rupees (INR) with the exception of foreign equipment that is purchased from the United States or Europe. Our Chinese subsidiary, PRC Ironman, conducted all business in renminbi (RMB). Our Malay subsidiary, Cabaran Ultima, conducts all business in ringgit (RM). Exchange rates have an insignificant impact on our financial results. However, as we convert from Hong Kong dollars, Indian rupees, renminbi, and ringgit to U.S. dollars and subsequently report in U.S. dollars, we may see an impact on translated revenue and earnings. Essentially, a stronger U.S. dollar decreases our reported earnings and a weakening U.S. dollar increases our reported earnings. We have loans in U.S. dollars and in foreign currencies.

In the analysis below, we compared the reported revenue and expense for fiscal year 2017 based on the average exchange rate used for fiscal year 2016 to highlight the impact of exchange rate changes on IGC’s revenue and expenses.

	As of March 31, 2017
	Current Exchange	Previous Exchange		Percentage
	Rate	Rate	Change	change

Total Income	$1,019,791	$1,032,285	(12,494)	-1.23%
Total expenses before Taxes	$(2,858,221)	$(2,890,453)	32,232	-1.13%
Net	$(1,838,430)	$(1,858,168)	19,738

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

The exchange rates used for translation purposes are as follows:

Year	Month end Average Rate (P&L rate)	Year-end rate (Balance sheet rate)
2012-13	INR 54.357/RMB 6.28/HKD 7.77 per USD	INR 54.52/RMB 6.21/HKD 7.76 per USD
2013-14	INR 60.35/RMB 6.21/HKD 7.76 per USD	INR 60.00/RMB 6.22 /HKD 7.76 per USD
2014-15	INR 61.11/RMB 6.21/HKD 7.80 per USD	INR 62.31 /RMB 6.20/HKD 7.80 per USD
2015-16	INR 65.39/RMB 6.32/HKD 7.76/RM 4.11 per USD	INR 66.25/RMB 6.44/HKD 7.76/ RM 3.90 per USD
2016-17	INR 67.01/RMB 6.69 /HKD 7.76/RM 4.20 per USD	INR 64.85 /RMB 6.95 /HKD 7.77 / RM 4.42 per USD

Item 8.                   Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

To the Board of Directors and Stockholders of India Globalization Capital, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2017.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

AJSH & Co LLP
Delhi, India,
Independent Auditors registered with
Public Company Accounting Oversight Board
Date: July 13, 2017

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)
(All amounts in USD, except number of shares and per share amounts)

	31-March - 17	31-March - 16
	(audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$538,029	$1,490,693
Accounts receivable, net of allowances	752,926	962,658
Inventories	-	162,091
Prepaid expenses and other current assets	410,408	1,226,507
Short-term investments	1,880,000	-
Total current assets	$3,581,363	$3,841,949
Goodwill	198,169	1,180,951
Intangible Assets	-	113,321
Property, plant and equipment, net	953,936	7,074,437
Investments in affiliates	773,111	609,148
Investments-others	5,238,003	5,175,392
Deferred Income taxes	-	356,684
Other non-current assets	539,720	507,300
Total long-term assets	$7,702,939	$15,017,233
Total assets	$11,284,302	$18,859,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short -term borrowings	-	27,762
Trade payables	416,532	330,631
Accrued expenses	181,465	300,111
Loans - others	-	189,680
Notes payable	-	1,800,000
Other current liabilities	691,714	550,877
Total current liabilities	$1,289,711	$3,199,061
Long -term borrowings	452,080	801,467
Loans - others	392,226	-
Notes payable	1,800,000	-
Other non-current liabilities	-	910,583
Total long-term liabilities	$2,644,306	$1,712,050
Total liabilities	$3,934,017	$4,911,111
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 23,265,531 issued and outstanding as of March 31, 2016 and 28,272,667 issued and outstanding as of March 31, 2017.	$2,827	$2,327
Additional paid-in capital	61,413,533	65,885,243
Accumulated other comprehensive income	(2,047,780)	(2,269,357)
Retained earnings (Deficit)	(52,009,459)	(50,142,199)
Total equity attributable to Parent	$7,359,121	$13,476,014
Non-controlling interest	$(8,836)	$472,057
Total stockholders' equity	$7,350,285	$13,948,071
Total liabilities and stockholders' equity	$11,284,302	$18,859,182

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)
(All amounts in USD, except number of shares and per share amounts)

	Year ended March 31,
	2017	2016

Revenues	$580,372	$6,366,550
Cost of revenues (excluding depreciation)	(362,135)	(5,523,256)
Selling, general and administrative expenses	(1,875,344)	(2,702,753)
Depreciation	(396,346)	(728,741)
Loss on investments / associates /joint ventures	(932)	(317,510)
Operating income (loss)	$(2,054,385)	$(2,905,710)
Interest expense	(223,464)	(213,928)
Interest income	1,744	2,085
Profit on investments/associates and Joint Ventures	317,742	-
Other income, net	119,933	284,186
Income before income taxes and minority interest attributable to non-controlling interest	$(1,838,430)	$(2,833,367)
Income taxes benefit/ (expense)	(14,431)	(579)
Net income/(loss)	$(1,852,861)	$(2,833,946)
Non-controlling interests in earnings of subsidiaries	14,399	(25,702)
Net income / (loss) attributable to common stockholders	$(1,867,260)	$(2,808,244)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.17)
Diluted	$(0.07)	$(0.17)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	25,658,544	16,387,290
Diluted	25,658,544	16,387,290

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Audited) (All amounts in USD , except number of shares and per share amounts)

	Year ended March 31
	2017			2016
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(1,867,260)	$14,399	$(1,852,861)	$(2,808,244)	$(25,702)	$(2,833,946)
Foreign currency translation adjustments	221,577	-	221,577	(355,772)	-	(355,772)
Comprehensive income (loss)	$(1,645,683)	$14,399	$(1,631,284)	$(3,164,016)	$(25,702)	$(3,189,718)

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Audited) (All amounts in USD, except number of shares and per share amounts)

	No. of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interest	Total Stockholders’ Equity

Balance at March 31, 2015	14,766,333	$1,477	$63,479,918	$(47,333,955)	$(1,913,585)	$515,927	$14,749,782
Bricoleur loan interest payments	305,357	30	94,213				94,243
ESOP, IR, Consultancy, Private placement of Shares	5,836,501	583	1,809,537				1,810,120
ATM Sale	1,358,769	137	331,917				332,054
Acquisition of Cabaran Ultima SDN BHD	998,571	100	169,658			(18,168)	151,590
Loss on Translation					(355,772)		(355,772)
Net income for non-controlling interest						(25,702)	(25,702)
Net income / (loss)				(2,808,244)			(2,808,244)
Balance at March 31, 2016	23,265,531	$2,327	$65,885,243	$(50,142,199)	$(2,269,357)	$472,057	$13,948,071

Bricoleur loan interest payments	333,956	33	129,783				129,816
ATM Sale	1,697,021	169	641,995				642,164
ESOP Shares	1,270,000	127	203,073				203,200
Acquisition of Brilliant Hallmark	4,000,000	400	1,832,923				1,833,323
ESOP, IR, Consultancy	340,000	34	63,366				63,400
Loss on Translation					221,577	1,345	222,922
Net income for non-controlling interest						14,399	14,399
Net income / (loss)				(1,867,260)			(1,867,260)
H&F Ironman & IGC International	(2,633841)	(263)	(7,342,850)			(496,637)	(7,839,750)
Balance at March 31, 2017	28,272,667	$2,827	$61,413,533	$(52,009,459)	$(2,047,780)	$(8,836)	$7,350,285

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited) (All amounts in USD , except number of shares and per share amounts)

	Year ended March 31
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,852,861)	$(2,833,946)
Adjustment to reconcile net income (loss) to net cash:
Deferred taxes	18,968	579
Depreciation	396,346	728,741
Write back of liability (non-cash)	(34,367)	(13,495)
Bad debts written off /Creditors restated	6,980	80,434
Loss from Investments /Joint Venture /associates	932	317,510
Profit from Investments /Associates /Joint Venture	(317,742)	-
Non-cash interest expenses	129,816	94,243
ESOP and other stock related expenses	203,200	214,254
Other stock related expenses	47,400	184,004
Changes in:
Accounts receivable	(144,711)	80,461
Inventories	-	545,293
Prepaid expenses and other assets	(62,513)	504,005
Trade payables	191,044	(28,531)
Other current liabilities	140,813	90,888
Other non – current liabilities	(746)	-
Non-current assets	(20,775)	-
Accrued Expenses	(92,861)	(122,142)
Net cash provided/(used) in operating activities	$(1,391,077)	$(157,702)

Cash flow from investing activities:
Proceeds from short term investment	(95,677)	-
Proceeds from non-current investment	-	(76,290)
Purchase of property and equipment	(145,677)	(122,185)
Deposits towards acquisition (net of cash acquired)	-	16,405
Non-current assets	-	(1,352)
Net cash provided/(used) by investing activities	$(241,354)	$(183,422)

Cash flows from financing activities:
Issuance of equity stock	642,164	1,743,967
Net movement in short-term borrowings	-	(1,252,594)
Proceeds /(repayment) from long-term borrowing	(476,190)	398,660
Exit from Subsidiaries	(137,292)	-
Proceeds from loans	678,882	121,194
Net cash provided/(used) by financing activities	$707,564	$1,011,227

Effects of exchange rate changes on cash and cash equivalents	(27,797)	(3,902)
Net increase/(decrease) in cash and cash equivalents	(952,664)	666,201
Cash and cash equivalent at the beginning of the period	1,490,693	824,492
Cash and cash equivalent at the end of the period	$538,029	$1,490,693

Supplementary information:
Cash paid for interest	$93,648	$119,687
Cash paid for taxes	$14,431	$-
Non-cash items:
Common stock issued for interest payment on notes payable	$129,816	$94,243
Common stock issued including ESOP, Consultancy & IR	$266,600	$398,258
Supplementary information for non-cash financing activities
Investment in Cabaran Ultima SDN BHD		$169,758
Investment in Brilliant Hallmark	$1,833,323	-

The accompanying notes should be read in connection with the financial statements.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries.  Our filings are available on www.sec.gov. The information contained on our website, www.igcinc.us, is not incorporated by reference in this report, and you should not consider it a part of this report.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

IGC develops cannabis-based combination therapies to treat Alzheimer’s, pain, nausea, eating disorders, several end points of Parkinson’s, and epilepsy in humans, dogs and cats.  In support of this effort, IGC has assembled a portfolio of patent filings and four lead product candidates addressing these conditions. In India, the Company is engaged in heavy equipment rental, and in Malaysia, real-estate management.  The Company is a Maryland Corporation formed in April 2005.

 a) Business Organization and Corporate Update

IGC is a Maryland corporation formed in April 2005 for the purpose of acquiring one or more businesses with operations primarily in India through a merger, capital stock exchange, asset acquisition or other similar business combination.  In March 2006, IGC completed an initial public offering of its common stock.  Our principal office in the U.S. is located in Bethesda, Maryland, in addition we have a facility in Washington State.  Our back office is in Kochi, Kerala India. In addition, many of our staff and advisors work from their home offices.

The table below lists our subsidiaries.

Subsidiaries	Immediate holding company	Country of Incorporation	Percentage of holding as of March 31, 2017	Percentage of holding as of March 31, 2016
H&F Ironman Limited (“HK Ironman”)	IGC	Hong Kong	0	100
Linxi H&F Economic and Trade Co. (“PRC Ironman”)	HK Ironman	Peoples’ Republic of China	0	95
IGC – Mauritius (“IGC-M”)	IGC	Mauritius	100	100
Techni Bharathi Private Limited (“TBL”)	IGC-M	India	100	100
India Mining and Trading Private Limited (“IGC-IMT”)	IGC-M	India	100	100
IGC Materials Private Limited (“IGC-MPL”)	IGC-M	India	100	100
IGC Logistic Private Limited (“IGC-LPL”)	IGC-M	India	100	100
IGC Cleantech Limited (“IGC-CT”) (1)	IGC-M	Hong Kong	100	100
IGC International Limited (“IGC-INT”) (2)	IGC	Hong Kong	0	51
Cabaran Ultima Sdn. Bhd., (“Ultima”)	IGC	Malaysia	100	100
RGF Cabaran Sdn. Bhd. (“RGF”)	Ultima	Malaysia	51	51
RGF Construction Sdn. Bhd.	RGF	Malaysia	75	75

(1) Formerly known as IGC HK Mining and Trading Limited.
(2) Formerly known as Golden Gate Electronics Limited.

As at April 1, 2016 our operational subsidiaries were in China, Hong Kong, India and Malaysia.  As at March 31, 2017 our operational subsidiaries are in India and Malaysia.

In October 2014, pursuant to a Memorandum of Settlement with Sricon, one of our Indian subsidiaries, and related parties and in exchange for the 22% minority interest we had in Sricon, we received approximately five acres of prime land in Nagpur, India. The land is located a few miles from MIHAN, which is the largest development zone in terms of investment in India. The Company beneficially registered the land in its name on March 4, 2016.

On December 30, 2011, IGC acquired a 95% equity interest in Linxi HeFei Economic and Trade Co., aka Linxi H&F Economic and Trade Co., a People’s Republic of China-based company (“PRC Ironman”) by acquiring 100% of the equity of H&F Ironman Limited, a Hong Kong company (“HK Ironman”).  Collectively, PRC Ironman and HK Ironman are referred to as “Ironman.”  PRC Ironman is engaged in the processing of iron ore at its beneficiation plant on 2.2 square kilometers of hills in southwest Linxi in the autonomous region of eastern Inner Mongolia, under the administration of Chifeng City, Inner Mongolia, which is located 250 miles from Beijing, 185 miles from Tianjin Port and 125 miles from Jinzhou Port and well connected by roads, planes and railroad.

On February 2, 2015, IGC filed a lawsuit in the circuit court of Maryland, against 24 defendants related to the acquisition of Ironman, seeking to have the court order rescission of the underlying Acquisition Agreement and to void any past or future transfer of IGC shares to the defendants.  As of March 31, 2017, IGC has redeemed and subsequently retired, as required by Maryland State law, part of the 3,150,000 shares of common stock issued in connection with its purchase of Ironman, as a treasury stock transaction, thus reducing IGC’s investment in Ironman to zero while still pursuing any and all legal avenues to recover as many of the originally issued shares as possible.

In January 2013, we incorporated IGC HK Mining and Trading Limited (“IGC-HK”), whose name we later changed to IGC Cleantech Ltd (“IGC-CT”).  Please see Note 25 Subsequent Events for an update.

On May 31, 2014, we completed the acquisition of 51% of the issued and outstanding share capital of Golden Gate Electronics Limited, a corporation organized and existing under the laws of Hong Kong and now known as IGC International (“IGC-INT”).  IGC-INT, headquartered in Hong Kong, operates an e-commerce platform for trading of commodities and electronic components.  The purchase price of the acquisition consisted of up to 1,209,765 shares of our common stock, valued at approximately $1,052,496 on the closing date of the acquisition. As previously announced we curtailed activity in IGC-INT and since the quarter ended June 30, 2016 we have no revenue. We also impaired the goodwill associated with the acquisition.  As of March 31, 2017, we exited the business. We retired 205,661 shares of common stock, and returned control of IGC International to the original owners.  We also impaired the goodwill associated with the acquisition. We have no disputes with the initial principals of Golden Gate.

On June 27, 2014, we entered into an agreement with TerraSphere Systems, LLC to develop multiple facilities to produce organic leafy green vegetables utilizing TerraSphere’s advanced pesticide-free organic indoor farming technology.  Under the agreement, we will own 51% of each venture once production is operational, and will have a right of first refusal to participate in all future build-outs.  In fiscal 2018, we expect to convert this investment into shares of a public Canadian company where assets including this project is being merged.

On December 18, 2014, we acquired 24.9% of the outstanding membership interests in Midtown Partners, a Florida limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934, from Apogee Financial Investments, Inc.  The Purchase Agreement expired on June 30, 2015, and the Company is pursuing its rights under the terms of the Purchase Agreement to recover certain damages.

In February 2016, we completed the acquisition of 100% of the outstanding share capital of Cabaran Ultima Sdn. Bhd., a corporation organized and existing under the laws of Malaysia (“Ultima”), from RGF Land Sdn. Bhd. (“Land”), the sole shareholder of Ultima, pursuant to the terms of a Share Purchase Agreement among the parties. Ultima holds 51% of RGF Cabaran Sdn. Bhd., which holds 75% of RGF Construction Sdn. Bhd. The purchase price of the acquisition consists of up to 998,571 shares of our common stock, valued at $169,757 on the closing date of the Share Purchase Agreement. Ultima and its management’s expertise include the following: (i) building agro-infrastructure for growing medicinal plants and botanical extraction, and (ii) construction of high-end luxury complexes such as service apartments, luxury condominiums and hotels.

In August 2016, we subscribed to 10% of Brilliant Hallmark, Sdn. Bhd. a corporation organized and existing under the laws of Malaysia (“Brilliant”).  We paid 4,000,000 shares of common stock with a Fair Market Value of $1.88 million for the 10% stake in Brilliant that holds the exclusive rights to build a hotel and develop the property in Genting Malaysia.  IGC had recourse to the land assets in the event of non-performance through a separate Tag Along Agreement dated August 1, 2016 between IGC on the one hand and RGF Land Sdn. Bhd., the shareholders of RGF Land Sdn. Bhd., and Brilliant on the other hand. Pursuant to the terms of the Share Subscription Agreement, Brilliant assigned, sold, and transferred to IGC 11 shares of Brilliant, which shares constituted 10% of the issued and outstanding shares of Brilliant.  Likewise, as a consideration for the transaction, IGC issued to Brilliant the 4 million shares of its common stock.  Please see Note 25 Subsequent Events for further information.

 b)  Merger and Accounting Treatment

Most of the shares of Sricon and TBL when acquired were purchased directly from the companies.  The shares of Ironman, Golden Gate, and Cabaran Ultima were acquired from the shareholders of each company.

Unless the context requires otherwise, all references in this report to the “Company”, “IGC”, “IGC Inc.”, “we”, “our”, and “us” refer to India Globalization Capital, Inc., together with its wholly owned subsidiaries as described in Note 1 Business Organization and Corporate History.  As of March 31, 2017, IGC and its subsidiaries derived all of its revenue from one segment, its construction management and heavy equipment rental business and we exited the electronics business. The corporate structure of our company’s direct and indirect consolidated operating subsidiaries is as follows:

c) Our Securities

We have one security listed on the NYSE MKT: Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”). This security is also available for trading on the Borse Frankfurt, Stuttgart, and Berlin Exchanges (ticker symbol: IGS1).  We have redeemable warrants (CUSIP number 45408X118 expiring on March 6, 2019) to purchase Common Stock (ticker symbol: IGC.WT) listed on the OTC markets.

We have Units consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock that are not listed.  The Unit holders are requested to contact the Company to get their existing Units separated into Common Stock and Warrants.

On April 19, 2013, the Company implemented a 10:1 reverse split of the common stock and all disclosures in this report reflects the reverse split.

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

For a description of the Bricoleur Partners, L.P. loan and no-tax deductible interest payments made using our common stock please see Note 7 Notes Payable and Loans-Others.

On December 30, 2011, the Company finalized the purchase of Ironman pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) that was approved by the shareholders of the Company on that date.  Related to the acquisition of Ironman, the Company’s shareholders approved the issuance of 3,150,000 equity shares to the owners of Ironman in exchange for 100% of the equity of Ironman (refer to Note 3).  The acquisition of Ironman and the offering of the Common Stock pursuant there to was exempt from registration under the Securities Act pursuant to Regulation S of the Securities Act, which exempts private issuances of securities in which the securities are not offered or advertised to the general public and such offering occurs outside of the United States to non-U.S. persons.    These securities were subsequently registered in a Form S-1. As of March 31, 2017, IGC has redeemed and subsequently retired, as required by Maryland State law, part of the 3,150,000 shares of common stock issued in connection with its purchase of Ironman, as a treasury stock transaction, thus reducing IGC’s investment in Ironman to zero, while still pursuing any and all legal avenues to recover as many of the originally issued shares as possible.

In fiscal 2016, we issued 20,000 shares valued at $8,000 to Marketing Group (MMGI) and others, in January 2017 we agreed to deliver 90,000 shares, valued at $23,400, to MMGI for investor communications related services rendered during calendar year 2017.

In fiscal 2016, the Company issued 40,000 shares of Common Stock to Axiom Financial Inc. valued at $16,000 for financial and marketing consulting services. In fiscal 2016, we issued 250,000 shares to International Pharma Trials valued at $100,000, for research and development services related to drug development.  In fiscal 2016, we issued 100,000 shares valued at $40,000 to Acorn Management Partners for investor relations services.

On August 22, 2013, IGC entered into an At The Market (“ATM”) Agency Agreement with Enclave Capital LLC. Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $4 million from time to time. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE MKT at market prices, or as otherwise agreed with Enclave. The Company estimated that the net proceeds from the sale of the shares of common stock that were being offered were going to be approximately $3.6 million. On June 8, 2014, IGC entered into a new At The Market (“the June ATM”) Agency Agreement with Enclave Capital LLC. Under the June ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $1.5 million, for a total of $5.5 million of gross proceeds from the combined ATM agreements. During the year fiscal year ended March 31, 2014, 2015 and 2016, the Company issued a total of 1,256,005 shares of common stock valued at $1,251,896; 2,001,815 shares valued at $2,961,022; and a total of 1,358,769 shares valued at $332,054, under this agreement, respectively. On May 20, 2016, IGC entered into an At The Market (“ATM”) Agency Agreement with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.). Under the ATM Agency Agreement, IGC may offer and sell shares of our common stock having an aggregate offering price of up to $10 million from time to time through Brinson Patrick.   During fiscal year 2017, the Company issued a total of 1,697,021 shares of common stock valued at $642,164.

On September 12, 2014, IGC shareholders approved 1,500,000 shares of common stock as a special grant valued at $615,000 to IGC’s CEO and the directors of the board subject to vesting. Through fiscal year end 2017 all shares have been granted and vested.

Under the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC in the name of Apogee, valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC. The Purchase Agreement expired on June 30, 2015, and the Company is pursuing its rights under the terms of the Purchase Agreement to recover certain damages.

Under the February 11, 2016 Purchase Agreement with Cabaran Ultima, we issued 998,571 common shares of IGC valued at $169,757 for the purchase of 100% ownership interest in Ultima.  Between February 24, 2016 and March 23, 2016, we issued a total of 4,253,246 unregistered shares of common stock, to foreign investors, for an aggregate amount of $1.5 million.

In August 2016, we subscribed to 10% of Brilliant Hallmark, Sdn. Bhd. a corporation organized and existing under the laws of Malaysia (“Brilliant”) by issuing 4,000,000 shares of common stock with a Fair Market Value of $1.880 million. Please see Note 25, Subsequent Events for further information.

In fiscal 2016 we issued 50,000 shares of our common stock to Cherin Group, LLC., for consulting services, and in fiscal 2017, we issued a total of 250,000 shares, vesting over two years, for services as our Chief Financial Officer.

In fiscal 2017, we issued 160,000 options to some of our Advisors, at an exercise price of $0.10, expiring on October 31, 2023. The fair value of options was valued at $22,300 using a Black-Scholes Pricing Model with the following assumptions:

Granted in Fiscal 2017
Expected life of options	7 years
Vested options	100%
Risk free interest rate	0.70%
Expected volatility	119.5%
Expected dividend yield	Nil

Pursuant to IGC’s employee stock option plan, as of March 31, 2017 there are no stock options outstanding and exercisable. The Company as of March 31, 2017 has issued a total of 3,491,278 shares to its directors and some of its employees.

As of March 31, 2017, the Company has 99,227 UNITS and 28,272,667 shares of Common Stock issued and outstanding.  In addition, the Company has 11,656,668 outstanding public warrants, that trade on the OTC, expiring on March 6, 2019, to purchase 1,165,667 shares of common stock at $50.00 a share and we have 831,768 private warrants to buy 83,176 shares of common stock at an exercise price of $9.0, expiring on December 8, 2017.

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

The non-controlling interest disclosed in the accompanying financial statements for fiscal year 2017 represent the non-controlling interest in Cabaran Ultima’s subsidiaries and the profits or losses associated with the non-controlling interest in those operations.

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

c)             Reclassifications
We are reclassifying $2,192,226 loans from current liability to non-current liability, as management does not expect to pay these loans back within 12 months.

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

e)             Revenue Recognition
The majority of the revenue recognized for the years ended March 31, 2017 and 2016 was derived from the Company’s subsidiaries, when all of the following criteria have been satisfied:

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
For the sale of goods, the timing of the transfer of substantial risks and rewards of ownership is based on the contract terms negotiated with the buyer, e.g., FOB or CIF.  We consider the guidance provided under Staff Accounting Bulletin (“SAB”) 104 in determining revenue from sales of goods.  Considerations have been given to all four conditions for revenue recognition under that guidance.  The four conditions are:

-	Contract – Persuasive evidence of our arrangement with the customers;
-	Delivery – Based on the terms of the contracts, the Company assesses whether the underlying goods have been delivered and therefore the risks and rewards of ownership are completely transferred;
-	Fixed or determinable price – The Company enters into contracts where the price for the goods being sold is fixed and not contingent upon other factors.
-
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

-
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

-
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

-
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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement.  As of March 31, 2017 and 2016, there was no significant liability for income tax associated with unrecognized tax benefits.

The issuance by IGC of its common stock to (1) Ironman stockholders in exchange for Ironman stock; to (2) Golden Gate Electronics Ltd (“GG”) in exchange for GG stock; to (3) Apogee Financial in exchange for a membership interest in Midtown Partners, LLC; to (4) Cabaran Ultima (“Ultima”) in exchange for Ultima’s stock, and to (5) Brilliant Hallmark, as contemplated by the respective stock purchase agreements between the Company and Ironman and their stockholders; between the Company and Golden Gate Electronics Ltd and its stockholders; between the Company and Apogee Financial and their stockholders; and between the Company and Cabaran Ultima and its stockholders, generally will not be taxable transactions to U.S. holders for U.S. federal income tax purposes.  It is expected that IGC and its stockholders will not recognize any gain or loss from these transactions for U.S. federal income tax purposes.

h)             Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents.  The Company maintains its cash in bank accounts in the United States of America, Mauritius, India, and Malaysia, which at times may exceed applicable insurance limits.

i)             Left intentionally blank

j)             Foreign currency transactions

IGC operates in India and Malaysia and a substantial portion of the Company’s sales are denominated in INR, and RM, as of those respective operations. As a result, changes in the relative values of the U.S. dollar and INR or the RM affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.

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

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2017	INR	67.01	per	USD	INR	64.85	per	USD
	RMB	6.69	per	USD	RMB	6.95	per	USD
	HKD	7.76	per	USD	HKD	7.77	per	USD
	RM	4.20	per	USD	RM	4.42	per	USD

Year ended March 31, 2016	INR	65.39	per	USD	INR	66.25	per	USD
	RMB	6.32	per	USD	RMB	6.44	per	USD
	HKD	7.76	per	USD	HKD	7.76	per	USD
	RM	4.11	per	USD	RM	3.90	per	USD

k)             Accounts receivable

Accounts receivable from customers in the electronics business were recorded at the invoiced amount, taking into consideration any adjustments made for returns.  Also, the Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses.  For all other accounts, the Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts. When applicable, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments.  The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.  If circumstances related to customers change, estimates of recoverability would be further adjusted.

Regarding our collection policy on electronics trading receivables, there were three types of trades: (1) payment guaranteed through letters of credit, (2) deposit or spot payment on delivery or (3) delivery on credit. With the first type of trade: our policy for collection is to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit are that 100% of the payment is made when the material is shipped.  With the second type of trade, customers pay on delivery.  On the third type of trade, our policy is to allow the customer to have a payment credit term of 90 days.

l)              Left intentionally blank

m)            Left intentionally blank

n)             Investments

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs.  The Company’s equity in the earnings/(losses) of affiliates is included in the statement of income and the Company’s share of net assets of affiliates is included in the balance sheet.  Where the Company’s ownership interest is in excess of 20% the Company has accounted for the investment based on the equity method, as in the case of Midtown Partners & Co., LLC (“MTP”).

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

p)             Fair Value of Financial Instruments

As of March 31, 2017 and 2016, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

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

s)             Left intentionally blank

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

At this time, the Company does not participate in a multi-employer defined contribution plan in China to provide employees with certain retirement, medical and other fringe benefits because the Company has exited the business in China.   In the United States, we provide health insurance, life insurance, and 401-K benefits.

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

Therefore, the first step in the impairment testing for goodwill is the identification of reporting units and the allocation of goodwill to these reporting units.  Accordingly, Cabaran Ultima, which is the legal entities in Malaysia, is also considered separate reporting units and therefore the Company believes that the assessment of goodwill impairment at the subsidiaries level, which are also a reporting unit each, is appropriate.

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

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP and is effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

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

The following unaudited pro-forma results of the operations of the Company for the fiscal year ended March 31, 2017 and 2016 assume that the Ultima acquisition occurred during the beginning of the comparable period.

Particulars	2017	2016
Pro forma revenue	$580,372	$6,727,396
Pro forma other income	$547,105	$284,186
Pro forma net income attributable to IGC Stockholders	$(1,867,260)	$(2,525,174)
Pro forma Earnings per share
Basic	(0.07)	(0.15)
Diluted	(0.07)	(0.15)

Golden Gate Electronics Ltd. and Ironman for FYE 2017

The following unaudited pro-forma results of the operations of the Company for the fiscal year ended March 31, 2017 assume that the IGC-INT and Ironman acquisitions occurred during the beginning of the comparable period.

	Year ended March 31, 2017
Particulars	With IGC-INT and Ironman	Without IGC-INT and Ironman
Pro forma revenue	$580,372	$367,279
Pro forma other income	547,105	283,886
Pro forma net income attributable to IGC Stockholders	$(1,867,260)	$(1,801,139)
Pro forma Earnings per share
Basic	(0.07)	(0.07)
Diluted	(0.07)	(0.07)

Golden Gate Electronics Ltd. and Ironman for FYE 2016

The following unaudited pro-forma results of the operations of the Company for the fiscal year ended March 31, 2016 assume that the IGC-INT and Ironman acquisitions occurred during the beginning of the comparable period.

	Year ended March 31, 2016
Particulars	With IGC-INT and Ironman	Without IGC-INT and Ironman
Pro forma net revenue	$6,366,550	$114,748
Pro forma other income net	284,186	274,537
Pro forma net income attributable to IGC Stockholders	$(2,808,244)	$(2,137,352)
Pro forma Earnings per share
Basic	(0.17)	(0.13)
Diluted	(0.17)	(0.13)

NOTE 4 –Left intentionally blank

NOTE 5 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31, 2017	As of March 31, 2016

Prepaid /preliminary expenses	$6,750	$-
Advance to suppliers & services	240,968	315,659
Security/statutory advances	14,216	14,399
Advances to employees	111,882	878,042
Prepaid and accrued interest	1,436	1,239
Deposit and other current assets	35,156	17,168
Total	$410,408	$1,226,507

* Advances to Employees shown in fiscal 2016 represent advances made to employees of Ironman by Ironman, prior to its acquisition by IGC. In fiscal 2017 no advances to Ironman employees are shown.

Other Non-current assets consist of the following:

	As of March 31, 2017	As of March 31, 2016

Statutory/Other advances	$539,720	$507,300
Total	$539,720	$507,300

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land value $616,806. TBL gave Weave and Wave and advance of $377,795. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL.

NOTE 6 – SHORT-TERM BORROWINGS

For fiscal year 2017 and fiscal year 2016, the Company had a total of zero and $27,762, respectively, in short-term borrowings.

NOTE 7 – NOTES PAYABLE AND LOANS - OTHERS

 On October 16, 2009, the Company consummated the sale of a promissory note in the principal amount of $2,000,000 (the “Bricoleur Note”) to Bricoleur Partners, L.P. (‘Bricoleur’). There was no cash interest payable on the Note and the Note had an initial maturity date of October 16, 2010 (the “Maturity Date”).  Prior to the Maturity Date, the Company could pre-pay the Bricoleur Note at any time without penalty or premium and the Note was unsecured. The Note was not convertible into the Company’s Common Stock or other securities of the Company. However, under the Note and Share Purchase Agreement (the “Bricoleur Note and Share Purchase Agreement”), effective as of October 16, 2009, by and among the Company and Bricoleur, as additional consideration for the investment in the Bricoleur Note, IGC issued 53,000 shares of Common Stock to Bricoleur. In February-March 2011, the Company finalized an agreement with Bricoleur to exchange the loan promissory note issued to Bricoleur on October 16, 2009 (the “Bricoleur Note”) for new a new loan with later maturity dates. The Bricoleur Note was extended to June 30, 2011 with no prior payments due and with no cash interest.  The Company issued additional 68,850 shares of its common stock to Bricoleur in connection with the extension of the term regarding the Bricoleur note.  As reported on a Current Report on Form 8-K filed by the Company on October 9, 2012, the Company and Bricoleur agreed to exchange the 2011 Note for a new note (the “2012 Note”), which bore no cash interest with a new maturity of December 31, 2012.  In consideration for the exchange, the Company issued 30,000 shares of IGC to Bricoleur and issued additional 34,200 shares for February and March 2013 as non-tax-deductible payments that were booked as interest.  Effective March 31, 2013, the Company and Bricoleur Partners, L.P. agreed to amend the outstanding $1,800,000 loan (“2012 Security”), subject to the same terms of the 2012 Agreement, to extend the maturity date of the 2012 Security from July 31, 2014 to July 31, 2016.  Contractually, there is no cash interest paid to Bricoleur on the Note. Instead, the parties have agreed that the Company will make a payment (booked under interest payment) of 30,000 shares of common stock for each month the loan remains unpaid, regardless of the trading price of the stock. The arrangement allows the Company and Bricoleur to pursue permanent conversion of the principal to common stock, or repayment of the principal using common stock.  During the years ended March 31, 2014, 2015, 2016 and 2017 the Company issued a total of 205,200, 232,823 305,357 and 333,956 shares each year valued at $270,522, $204,031, $114,678 and $129,816, respectively, to this debt holder, which constitutes non-tax-deductible interest payments for the Company.

The Company’s total interest expense was $223,464 for the year ended March 31, 2017 and $213,928 for the year ended March 31, 2016, respectively.  No interest was capitalized for the years ended March 31, 2017 and March 31, 2016.

As on March 31, 2017 the Company has five loans categorized as Loans Others totaling $392,226 at an average annual interest rate of 10%:

Loan 1: We have a loan for $59,726, due on April 25, 2018 bearing 10% annual interest rate. This loan is from one of our Advisors and former director.

Loan 2: We have a loan from an individual for $100,000, at an annual interest rate of 24%, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loan 3: We have a loan from an individual for $50,000, at an annual interest rate of 15%, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loan 4:  We have a loan of $85,000 from an affiliate of our CEO, at an annual interest rate of 15%, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loan 5:  We have a working capital loan that has a loan balance as of March 31, 2017 of $97,500 from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Please see Note 12 Related Party Transactions for more details on Other Loans.

NOTE 8 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of March 31, 2017	As of March 31, 2016

Statutory payables	$15,203	$31,756
Employee related liabilities	676,511	518,587
Other liabilities /expenses payable	-	534
Total	$691,714	$550,877

 Other non-current liabilities consist of the following:

	As of March 31, 2017	As of March 31, 2016

Creditors	$-	$37,012
Acquisition related liabilities	-	873,571
Total	$-	$910,583

Sundry creditors consist primarily of creditors to whom amounts are due for supplies and materials received in the normal course of business.

NOTE 9 – OTHER INCOME & INVESTMENTS / ASSOCIATES / JOINT VENTURES

The total other income for the fiscal year 2017 is $119,933, which includes $78,886 from our Indian subsidiaries.

In fiscal year 2017, IGC, under the heading Investments / Associates / Joint Ventures, booked $227,472 from its disposition of Ironman and $199,700 from its 24.9% ownership of Midtown Partner LLC.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 11 – INTANGIBLE ASSETS & GOODWILL

The movement in goodwill and intangible assets is given below:

	As of	As of
	March 31, 2017	March 31, 2016
Intangible assets at the beginning of the period	$113,321	$306,131
Amortization	(113,321)	(158,780)
Effect of foreign exchange translation	-	(34,030)
Total Intangible assets	$-	$113,321
Goodwill of IGC International Ltd	-	982,782
Goodwill of Cabaran Ultima SDN BHD	198,169	198,169
Total Goodwill	$198,169	$1,180,951

The value of intangible assets as of March 31, 2017 amounted to zero as compared to $113,321 as of March 31, 2016.  Decrease in goodwill is due to impairment of IGC International goodwill in books of IGC

NOTE 12 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland.  In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities in Washington State.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, and Washington State that the fee charged by the affiliates are at least as favorable as we could have obtained from an unaffiliated third party and these payments are not considered, or meant to be compensation to our CEO.  The rental agreement for the Maryland location is on a month-to-month basis and may be terminated by our Board of Directors of the Company at any time without notice. The rental agreement for Washington State facilities expires on December 31, 2017, unless renewed by mutual consent.  During fiscal year ended March 31, 2017, the total rent paid to the affiliates were $54,000 for the office space (and services) in Maryland, and $73,200 for the facilities in Washington State. We expect that these expenses will remain at approximately this level during the fiscal year ending March 31, 2018.

All compensation paid to our CFO, including the 300,000 stock grants, and monthly compensation, are paid to an affiliate of our CFO, specifically a limited liability company (LLC) wholly owned by our CFO.   There are no payments, other than what is mentioned in this filing, that have been made to the CFO directly or to his LLC.  The Company treats payments and issuances of stock made to the LLC as if they are made directly to our CFO.

Loans by Related Parties:

During fiscal 2015 and part of fiscal 2016, the Company had working capital loans with a U.S. commercial bank for $250,000 at a variable interest rate ranging from 3.25% to 3.75%.  These loans are interest only loans that are personally guaranteed and securitized by our CEO.   As of March 31, 2017, these loans have been repaid.

During fiscal 2016, the Company had Hong Kong based banking facilities for $1,038,961 whose principal, interest, and other charges were guaranteed by our CEO and Sunny Tsang, the Managing Director and Founder of IGC International.  As of fiscal year end 2017, IGC and our CEO no longer guarantee these loans because IGC no longer owns IGC International.

 As of March 31, 2017, the Company has a net unpaid balance of $97,105 in compensation to our CEO.

We have a loan of $97,500 from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022. There is no prepayment penalty.  This loan is shown Loan 5 in Note 7.

Loans to Related Parties

On April 30, 2015, FYE 2016, we loaned Apogee Financial Services $70,000 as working capital for Midtown partners.  The loan is outstanding as on March 31, 2017.

In FYE 2016 and FYE 2017 we funded our subsidiary TBL for $42,162 and $43,000 respectively for working capital.

 NOTE 13 – COMMITMENTS AND CONTINGENCIES

No significant comments and contingencies were made or existed during fiscal year 2016 and fiscal year 2017.

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of March 31, 2017	As of March 31, 2016
Building (flat)	25	$241,181	$1,238,569
Plant and machinery	20	1,710,055	6,666,402
Computer equipment	3	157,349	218,124
Office equipment	5	119,528	114,508
Furniture and fixtures	5	70,368	118,753
Vehicles	5	292,764	345,830
Assets under construction	N/A	957,880	4,885,844
Total		$3,549,125	$13,588,030
Less: Accumulated depreciation		$(2,595,189)	$(6,513,593)
Net Assets		$953,936	$7,074,437

Depreciation and amortization expense for the fiscal years ended March 31, 2017 and March 31, 2016 was $396,346 and $728,741, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During fiscal year 2017 and 2016, the Company recorded selling, general and administrative expenses of $1,875,344 and $2,702,753, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As of March 31, 2016, 130,045 stock options were awarded that expired on June 27, 2016, and 2,214,950 shares of common stock have been awarded.

As of March 31, 2017, a total of 3,491,278 shares of common stock have been awarded and there are no options outstanding and exercisable.  As of March 31, 2017, there are no shares of common stock available for future grants of options or stock awards.

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

	As of March 31
	2017	2016
Projected Benefit Obligation (PBO) at the beginning of the year	$11,877	$12,403
Service cost	696	698
interest cost	971	933
Benefits paid	(1,018)	(1,244)
Actuarial (gain)/loss	(67)	(913)
PBO at the end of the year	$12,459	$11,877
Funded status	$12,852	$12,581

Net gratuity cost for the years ended March 31, 2017 and 2016 included:

	Year ended March 31
	2017	2016
Service cost	$696	$698
Interest cost	971	933
Expected return on plan assets	(1,045)	(1,024)
Actuarial (gain)/loss	(67)	(913)
Net gratuity cost	$555	$(306)

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended March 31
	2017	2016
Discount rate	8%	8%
Rate of increase in compensation levels	7%	7%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	As of March 31
	2017	2016
Expected contribution during the year ending Year 1	$4,642	$4,544
Expected benefit payments for the years ending March 31:
Year 2	$1,464	$1,433
Year 3	478	468
Year 4	4,303	4,212
Year 5	324	317
Thereafter	5,428	5,313

Provident fund. In addition to the above benefits, all employees in India receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

NOTE 18 – INCOME TAXES

Income tax expense (benefit) for each of the years ended March 31 consists of the following:

	March 31,
	2017	2016
Current:
Federal	$-	$-
Foreign	14,431	38,715
State	-	-
Net Current	$14,431	38,715

Deferred:
Federal	-	-
Foreign	-	(38,136)
State	-	-
Net Deferred	-	(38,136)
Total tax provision	$14,431	$579

The significant components of deferred income tax expense (benefit) from operations before non-controlling interest for each of the years ended March 31 consist of the following:

	March 31,
	2017	2016
Deferred tax expense (benefit)	$-	$(38,136)
Net operating loss carry forward	652,283	1,291,744
Foreign Tax Credits	-	-
Less: Valuation Allowance	652,283	1,291,744
Net deferred tax expense	$-	$(38,136)

The table below sets forth income tax expense (benefit) for 2017 and 2016 computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense (benefit) computed at the effective income tax rate:

	March 31,
	2017	2016
Computed expected income tax (benefit)	$652,283	$(1,172,590)
State tax benefit net of federal tax	-	-
Change in valuation allowance	652,283	1,100,645
Deferred expenses from foreign acquisition	-	-
Impairment loss on goodwill	-	-
Impairment loss on investments	410	18,244
Capitalized interest costs	-	72,759
Deferred Tax Assets from foreign subsidiaries	-	-
Other	-	-
Effective income tax rate	(0.0%)	(0.0%)

The deferred tax assets and liabilities as of March 31 consist of the following tax effects relating to temporary differences and carry forwards:

	March 31,
	2017	2016
Current deferred tax liabilities (assets):
Deferred Acquisition Costs – Foreign taxes	$-	$-
Valuation allowance	-	-
Net current deferred tax liabilities (assets)	$-	$-

Noncurrent deferred tax (assets) liabilities:
Deferred Acquisition Costs- Foreign taxes	$-	$(356,684)
Net Operating Losses	652,283	1,291,744
Valuation allowance	(652,283)	(1,291,744)
Non-Current net deferred tax (assets) liabilities	$-	$(356,684)

The company has a book and tax carry forward of approximately $26 million. The company provides a full allowance against any tax benefit which may be realized in the future, if ever. Therefore, the financial statements do not reflect any current or deferred provisions for income taxes.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)  The table below shows revenue reported by product and service:

Product & Service	Amount	Percent of total revenues
Real estate/rental	$367,279	63%
Trading, electronic component	213,093	37%
TOTAL	$580,372	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	Percent of total revenues
India	$124,871	22%
Hong Kong	213,093	37%
Malaysia	242,408	41%
TOTAL	$580,372	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and Malaysia)	Total
Intangible Assets	$-	$198,169	$198,169
Property, Plant and Equipment, Net	894,026	59,910	953,936
Investments in Affiliates	773,111	-	773,111
Investments Others	5,174,611	63,392	5,238,003
Deferred Tax Assets	-	-	-
Other Non-Current Assets	-	539,720	539,720
Total Long-Term Assets	$6,841,748	$861,191	$7,702,939

 NOTE 20 – RECONCILIATION OF EPS

For the Fiscal Year Ended March 31, 2017 and 2016, the basic shares include founders shares, shares sold in the market, shares sold in a private placement, shares sold in the IPO, shares sold in the registered direct, shares arising from the exercise of warrants issued in the placement of debt, shares issued in connection with debt, shares issued to Ironman shareholders, Golden Gate Electronics Ltd, Apogee Financial, Cabaran Ultima, Brilliant Hallmark and shares issued to employees, directors and vendors.

The fully diluted shares include the basic shares plus public warrants, private warrants, UNITS and options.

Under the treasury method the weighted average shares for March 31, 2017, is 25,658,544.  These are used to calculate basic EPS.  The weighted average number of shares outstanding as of March 31, 2016 used for the computation of basic EPS is 16,387,290.

Due to the loss incurred during the year ended March 31, 2017, all of the potential equity shares are anti-dilutive and accordingly, the diluted EPS is equal to the basic EPS.

NOTE 21 – INVESTMENTS – OTHERS

Investments – others for each of the years ended March 31, 2017 and 2016 consists of the following:

	As of March 31, 2017	As of March 31, 2016
Investment in equity shares of unlisted company & associates	$63,392	$25,781
Investment in Land	5,174,611	5,149,611
Total	$5,238,003	$5,175,392

NOTE 22 – Left intentionally blank

NOTE 23 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of March 31, 2017 and March 31, 2016 include certain aged receivables in the amount of $430,689.  The aged receivables are due from the Cochin International Airport.  Cochin International Airport is partially owned by the State Government of Kerala.  The receivables have been due for periods in excess of one year as of March 31, 2017.  These receivables are included in Accounts Receivable and have been classified as current for the following reasons:

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

NOTE 24 – INVESTMENT IN AFFILIATES

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC. The Purchase Agreement expired on June 30, 2015, and the Company is pursuing its rights under the terms of the Purchase Agreement to recover certain damages. Using the equity method the Company has increased the value of its investment in Midtown Partners.  Please see Note 9- Other Income and Note 12-Related Party Transactions.

NOTE 25 – SUBSEQUENT EVENTS

We acquired a 10% stake in a 1,000-room luxury hotel development project encompassing 6+ acres in Genting Highlands, Malaysia by subscribing to 10% stake in Brilliant Hallmark Sdn. Bhd. (“Brilliant”) free and clear of all encumbrances in exchange for 4,000,000 shares of our common stock.  On April 3, 2017, IGC sold back its ten percent holding in Brilliant Hallmark for a consideration of 4 million shares of IGC’s Common Stock that will be returned and retired, thereby reducing the outstanding IGC shares.  The Brilliant Hallmark investment will, once the IGC shares are retired, be removed from the IGC balance sheet, with an associated reduction of approximately $1,880,000. The Company does not expect to record a gain or loss from this transaction.

In April 2017, we closed a non-operational Hong Kong based subsidiary that we incorporated in January 2013 named IGC HK Mining and Trading Limited (“IGC-HK”), whose name we later changed to IGC Cleantech Ltd (“IGC-CT”).

As reported on Current Report on Form 8-K filed on June 2017, IGC acquired exclusive rights to a patent filing, made by the University of South Florida entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease.”

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal year ended March 31, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out between March and July 2017, management believes that, as of March 31, 2017, our internal control over financial reporting was effective.

Item 9B.               Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of June 25, 2017 are as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer and Director (Class C director)	58	2005	2019

John Cherin	CFO, Treasurer and Principal Financial and Accounting Officer	76	—	—

Richard Prins	Chairman of the Board of Directors (Class B director)	60	2007	2018

Sudhakar Shenoy	Director (Class A director)	69	2005	2017

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Mr. Ram Mukunda, has served as our Executive Chairman, Chief Executive Officer, and President since our inception on April 29, 2005. Mr. Mukunda is responsible for the Company’s thrust into medical cannabis. He has spent the past four years studying the medial cannabis industry and has assembled an impressive team of advisors with deep backgrounds in immunology, neurology, plant genomics, cannabis metabolism, and extraction technologies. From January 1990 to May 2004, Mr. Mukunda served as founder, Chairman, and Chief Executive Officer of Startec Global Communications, an international telecommunications carrier focused on providing voice over Internet protocol (VOIP) services to emerging economies. Startec was the first pure play international long distance carrier. He was responsible for organizing, structuring, and integrating a number of companies owned by Startec. Under Mukunda’s tenure at Startec, the company made an initial public offering of its equity securities in 1997 on NASDAQ. Prior to Startec, he served as Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively, and managed companies in Europe and Asia. He has more than 19 years of experience managing a publicly-held company and has acquired and integrated more than 20 companies in technology, telecommunications and social media. His in-depth business experience in the medical cannabis industry, his knowledge of U.S. capital markets, capital structuring, international joint ventures and broad science and engineering background make him well qualified to serve as a director of our company.

Mr. John Cherin has been our CFO, Treasurer and Principal Accounting Officer (PAO) since November 15, 2016, replacing Mr. John Clarke in its interim roles. Mr. Cherin is a retired senior executive with international experience in assisting young companies. He has provided insight to top management and Board of Directors on strategic analysis and improvement of operating procedures in financial reporting and operations. From 1966 to 1997, Mr. Cherin gained his experience as a senior partner at Arthur Andersen while managing practices aimed at businesses in the US and overseas. In addition, he founded and managed Cherin Global Consulting in 1997-2005 and the Cherin Group LLC in 2004 to date. He also served as CFO for IGC in its formative stages for the purpose of raising capital to enable IGC’s launch in the post startup phase. Mr. Cherin is a retired CPA, a graduate of Northeastern University class of 1966 and in 1967 was the Silver Medal Recipient from the Massachusetts Society of CPAs. He speaks three languages including English, Italian and Spanish.

Mr. Richard Prins has been our Chairman and Audit Committee Chairman since 2012, and has served as a Director since May 2007. Mr. Prins has extensive experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW). FBW was the lead underwriter for our 2006 initial public offering. FBW was sold to Royal Bank of Canada (RBC) in 2008. Mr. Prins served in a consulting role to RBC until January 2009. Mr. Prins currently serves on several boards, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor. Prior to FBW, from July 1988 to March 1996, Mr. Prins was Senior Vice President and Managing Director for the Investment Banking Division of Crestar Financial Corporation (SunTrust Bank). From 1993 to 1998, he was with the leveraged buy-out firm Tuscarora Corporation. Mr. Prins has experience serving on the boards of other publicly held companies. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. From March 2010 until 2016, he was on the board of Hilbert Technologies. Mr. Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting, and internal controls over financial reporting. He brings important investment banking experience. Mr. Prins has traveled in India, China and Africa. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting and internal controls over financial reporting.  He brings important investment banking experience.  Mr. Prins has traveled in India, China and Africa.  His knowledge of India and China, and his in-depth experience with U.S. capital markets make him well qualified to serve as a director of our company.

Mr. Sudhakar Shenoy has been our Compensation Committee Chairman since 2012, and has served as a Director since the inception of IGC in May 2005. Mr. Shenoy is the Chairman and CEO of Reston, Virginia based Alyx Technologies, Inc., a business solutions and technology provider with operations in the United States and India. He was a member of the Non-Resident Indian Advisory Group that advised the former Prime Minister of India on strategies for attracting foreign direct investment. He was selected for the U.S. Presidential Trade and Development Mission to India in 1995. Mr. Shenoy was inducted into the Alumni Hall of Fame at the University of Connecticut School of Business and the School of Engineering. He was recognized as a Distinguished Alumnus of the Indian Institute of Technology (IIT) in Bombay, India in 1997. Shenoy has been named one of the Most Influential People in Washington, D.C. high tech industry as well as being awarded the 2004 Executive of the Year by the Northern Virginia Government Contractors Council. He holds a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology and an M.S. in Electrical Engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively. Shenoy’s extensive business contacts in India and his experience serving on the boards of public and private companies in the United States make him well qualified to serve as a director of our company.

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

The Compensation Committee met four times during the fiscal year ended March 31, 2017 and was responsible for determining executive compensation and the award of stock, and stock options to employees, advisors, and directors during the fiscal year ended March 31, 2017.  No consultants were used by the Compensation Committee during this fiscal year.

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

Board and Committee Meetings

During the fiscal year ended March 31, 2017, there were thirteen Board meetings, five meetings of the Audit Committee and four Compensation Committee meetings, all of which were attended by all of our directors of the Board and all of the members of the committees, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of their ownership of shares with the Securities and Exchange Commission.  Such executive officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by us, our senior management believes that all reports required to be filed under Section 16(a) for the fiscal year ended March 31, 2017 were filed in a timely manner.

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

Elements of Company’s Compensation Plan

The principal components of compensation for our executive officers are:

-	base salary,
-	performance-based incentive cash compensation,
-	right to purchase our common stock at a preset price (via stock options), and
-	retirement and other benefits.

Base Salary

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.  During its review of base salaries for executives, the Committee primarily considers:

-	market data,
-	internal review of the executives’ compensation, both individually and relative to other officers, and
-	individual performance of the executive.

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

Employee Stock Option Program

The employee stock option program assists us to:

-	enhance the link between the creation of stockholder value and long-term executive incentive compensation,
-	provide an opportunity for increased equity ownership by executives, and
-	maintain competitive levels of total compensation.

Stock option award levels will be determined based on market data and will vary among participants based on their positions within the company and are granted at the Committee’s regularly scheduled meeting.

As of March 31, 2016, 130,045 stock options were awarded that expired on June 27, 2016, and 2,214,950 shares of common stock have been awarded. As of March 31, 2017, a total of 3,491,278 shares of common stock have been awarded and there are no options outstanding and exercisable.  As of March 31, 2017, there are no shares of common stock available for future grants of options or stock awards.

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

Compensation for Executive Officers of the Company

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services, provided in Maryland and $6,100 per month for facilities provided in Washington State.  These amounts are not intended as compensation to our CEO.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Option/ Stock Awards	Total Compensation
Ram Mukunda (1)	2017	$300,000		$-	$125,000	$425,000
President and Chief Executive Officer	2016	$300,000		$-	$269,000	$569,000

John Cherin (2)	2017	$20,500	$		$40,000	$60,500
CFO, Treasurer and Principal Financial and Accounting Officer

(1)
IGC is contractually obligated to pay the CEO an annual compensation of $300 thousand. The amounts actually paid were $300 thousand and $150 thousand in fiscal 2017 and 2016, respectively.  The Option/Stock amounts reported represent the fair value of stock awards to the named executive officer as computed using the closing price for the day the issuance was granted. For Mr. Mukunda the stock grant includes a special grant approved by the stockholders on September 12, 2014 that vested in November 2015.

(2)
Mr. Cherin was appointed as the CFO on November 15, 2016, prior to that he was a consultant to the Company. The amounts disclosed herein were paid to Mr. Cherin’s wholly owned Limited Liability Corporation during fiscal 2017.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by the Company’s named Executive Officers as of March 31, 2017.

Name	Shares		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ram Mukunda	2,288,433	(1)	-	-	$-	-

John Cherin	300,000	(2)	-	-	$-	-

(1)	Include those granted under the 2008 Omnibus Incentive Plan and a grant voted on by the shareholders on September 12, 2014 that vested on November 4, 2015.
(2)	Include 50,000 shares for previous consulting services and an additional 250,000 shares vesting over two years to serve as the Company’s CFO.

 Compensation of Directors

No cash compensation was awarded to, earned by or paid to the directors in the fiscal year ended March 31, 2017 for service as directors.  In the fiscal years ended 2017 and 2016, our non-employee directors each received 150,000 and 105,000 shares of our common stock from the 2008 Omnibus Incentive Plan, respectively, and, in fiscal 2015, an additional special grant of 250,000 shares each, which was approved by the Company’s shareholders on September 12, 2014 that vested on November 4, 2015.  All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above.  The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Assumptions used in the calculation of these amounts for the fiscal year ended March 31, 2017 are included in Note 16, “Stock-Based Compensation” to the Company’s audited financial statements for the fiscal year ended March 31, 2017, included in this report.  The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

Please see Note 12-Related Party Transactions for more information.

Employment Contracts

Ram Mukunda has served as President and Chief Executive Officer of our company since its inception.  On May 22, 2008, we, IGC-M and Mr. Mukunda entered into an Employment Agreement that expired on May 21, 2014.  On July 14, 2014 we, IGC-M and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, which will be effective until July 2019, we pay Mr. Mukunda a base salary of $300 thousand per year.  The Employment Agreement provides that the Board of Directors of our company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis.  Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(K), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of lease payments for the car and reimbursement of business expenses).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows, as of March 31, 2017, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:

2008 Omnibus Incentive Plan (2)	$-	$	$-

(1)	Consists of our 2008 Omnibus Incentive Plan, as amended. See Note 16, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.
(2)	There are no options outstanding as on March 31, 2017.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 25, 2017 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of, 2017, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company.  The table below sets forth as of, 2017, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class*
Brilliant Hallmark (2)	4,000,000	12.5%

Ranga Krishna (3)	1,522,676	4.8%

Ram Mukunda	3,389,233	10.6%

Richard Prins	499,000	1.6%

Sudhakar Shenoy	830,000	2.6%

John Cherin	363,000	1.1%

All Executive Officers and Directors as a group (4 persons)		15.9%

*Based on fully diluted 32,010,559 shares of common stock outstanding as of June 25, 2017.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 4336 Montgomery Avenue, Bethesda, MD 20814.
(2)
Please see Note 25 Subsequent Events for further information.
Registered address: No. 32A-2 (1st Floor) Jalan Teknologi 3/6C Taman Sains Selangor 1, Seksyen 3 Kota Damansara, Petaling Jaya, Selangor, 47810, Malaysia.

(3)	Based on available Form 4 and 13G filings including shares held beneficially by Wells Fargo & Company and International Pharma Trials.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with the affiliates of our CEO, and CFO as described under “Executive Compensation – Compensation for Executive Officers of the Company.”

We are party to indemnification agreements with each of the executive officers and director.  Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

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

Item 14.                Principal Accountant Fees and Services
AJSH & Co LLP, Chartered Accountants (“AJSH & Co LLP”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the fiscal year ended March 31, 2017.  During the Company’s most two recent fiscal years ended March 31, 2017 and 2016 and through the date of this filing, the Company did not consult with AJSH & Co LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and AJSH & Co LLP have not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Related and Other Fees
The table below shows the fees that we paid or accrued for the audit and other services provided by AJSH & Co LLP for the fiscal years ended March 31, 2017 and 2016.  Except as specified otherwise in the table, we paid the fees to AJSH & Co LLP.

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

All Other Fees
This category consists of fees for other miscellaneous items.

	March 31, 2017	March 31, 2016
Audit Fees – AJSH & Co LLP	$80,000	$70,000
Audit-Related Fees	5,000	5,000
Tax Fees	-	-
All other Fees	-	-
Total	$85,000	$75,000

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2017.  The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

Audit Committee Report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE MKT test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2017 (the “Audited Financial Statements”):

·	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

·
The Audit Committee discussed with AJSH & Co LLP the Company’s independent auditors for fiscal year 2017, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

·
The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with AJSH & Co LLP, its independence from the Company and its management, and considered whether AJSH & Co LLP’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

·
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

  AUDIT COMMITTEE:

Richard Prins
       Sudhakar Shenoy

PART IV

Item 15.                Exhibits and Financial Statement Schedules

The following exhibits are filed as part of, or are incorporated by reference into, this report:

(a) Financial Statements
(b) Exhibits required by Item 601 of Regulation S-K

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1
Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).

3.2	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
4.1
Specimen Warrant Certificate for warrants issued in the December 2010 public offering (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as filed on October 27, 2010 (Reg. No. 333-163867)).

10.01	2008 Omnibus Incentive Plan as amended (incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-8 dated January 7, 2011). **
10.02
Registration Rights Agreement dated October 16, 2009 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 21, 2009).

10.03
Note and Share Purchase Agreement dated February 25, 2011 between the Company and Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2011).

10.04
Unsecured Promissory Note dated February 25, 2011 in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 25, 2011).

10.05
Stock Purchase Agreement between India Globalization Capital, Inc. and all shareholders of HK Ironman dated October 14, 2011 (incorporated by reference to Annex A of the Form DEF 14A of India Globalization Capital, Inc., dated October 14, 2011 and filed with the Securities and Exchange Commission on December 9, 2011 (Commission File No.: 001-32830)).

10.06
Note and Share Purchase Agreement between the Company and Bricoleur Partners, L.P. dated October 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2012).

10.07
Unsecured Promissory Note in the principal amount of $1,800,000 issued by the Company to Bricoleur Partners, L.P. dated October 9, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 12, 2012).

10.08
Amendment No. 1 to the 2012 Note and Share Purchase Agreement with Bricoleur Partners, L.P. dated March 31, 2013 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K dated July 16, 2013).

10.09
Amendment No. 2 to the 2012 Note and Share Purchase Agreement with Bricoleur Partners, L.P. dated March 31, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014).

10.10
Stock Purchase Agreement by and among India Globalization Capital, Inc., a Shareholder of Golden Gate Electronics Limited and Golden Gate Electronics Limited, dated May 31, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 5, 2014).

10.11
Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated July 14, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K dated July 15, 2014). **

10.12
Purchase Agreement, dated as of December 18, 2014, by and between India Globalization Capital, Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 23, 2014).

10.13
Share Purchase Agreement, dated as of February 11, 2016, by and among India Globalization Capital, Inc., RGF Land Sdn. Bhd., and Cabaran Ultima Sdn. Bhd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 16, 2016).

10.14
Stock Purchase Agreement with certain investors relating to the sale and issuance by our company to the investors of an aggregate of 2,142,856 shares of our common stock, dated February 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2016).

10.15
Stock Purchase Agreement with certain investors relating to the sale and issuance by our company to the investors of an aggregate of 1,428,571 shares of our common stock, dated March 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.16
Stock Purchase Agreement with certain investor relating to the sale and issuance by our company to the investor of an aggregate of 681,818 shares of our common stock, dated March 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2016).

10.17
At-The-Market (“ATM”) Agency Agreement, dated May 20, 2016, by and between India Globalization Capital, Inc. and IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2016).

10.18
Share Subscription Agreement, dated as of August 1, 2016, by and among India Globalization Capital, Inc., Brilliant Hallmark Sdn. Bhd., Incorporated in Malaysia, and Shareholders of Brilliant Hallmark Sdn. Bhd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 4, 2016).

10.19
Press release announcing the entering into a definitive license agreement with the University of South Florida making IGC the exclusive licensee of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 12, 2017).

21.1	Subsidiaries of India Globalization Capital, Inc.*
23.1	Consent of AJSH & Co LLP*
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate pursuant to 18 U.S.C. § 1350.*
32.2	Certificate pursuant to 18 U.S.C. § 1350.*

*	Filed herewith.
**      Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 13, 2017	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal executive officer)

Date: July 13, 2017	By:	/s/ John Cherin
John Cherin
CFO and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2017	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer and Director (principal executive officer)

Date: July 13, 2017	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: July 13, 2017	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director

Date: July 13, 2017	/s/ John Cherin
John Cherin
CFO and Treasurer (Principal Financial and Accounting Officer)