Form 10-Q
period 2017-06-30
India Globalization Capital, Inc.
filed 2017-08-18
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
☐ Yes     ☑ No

There were approximately 27,431,178 shares of our common stock, par value $0.0001, issued and outstanding as of August 8, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (All amounts in USD, except number of shares and per share amounts)

	As of
	30-June - 17	31-March - 17
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$345,610	$538,029
Accounts receivable, net of allowances	839,462	752,926
Prepaid expenses and other current assets	416,160	410,408
Short-term investments	-	1,880,000
Total current assets	$1,601,232	$3,581,363
Goodwill	198,169	198,169
Property, plant and equipment, net	952,009	953,936
Investments in affiliates	773,111	773,111
Investments-others	5,239,778	5,238,003
Other non-current assets	672,142	539,720
Total long-term assets	$7,835,209	$7,702,939
Total assets	$9,436,441	$11,284,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	427,079	416,532
Accrued expenses	143,000	181,465
Other current liabilities	407,169	691,714
Total current liabilities	$977,248	$1,289,711
Long -term borrowings	175,991	452,080
Loans - others	388,476	392,226
Notes payable	1,800,000	1,800,000
Total non-current liabilities	$2,364,467	$2,644,306
Total liabilities	$3,341,715	$3,934,017
Stockholders' equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 23,265,531 issued and outstanding as of March 31, 2017 and 26,803,020 issued and outstanding as of June 30, 2017.	$2,680	$2,827
Additional paid-in capital	60,588,461	61,413,533
Accumulated other comprehensive income	(2,046,023)	(2,047,780)
Retained earnings (Deficit)	(52,441,602)	(52,009,459)
Total equity attributable to Parent	$6,103,516	$7,359,121
Non-controlling interest	$(8,790)	$(8,836)
Total stockholders' equity	$6,094,726	$7,350,285
Total liabilities and stockholders' equity	$9,436,441	$11,284,302

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(All amounts in USD, except number of shares and per share amounts)

	All amounts in USD except share data
	Three months ended June 30,
	2017	2016

Revenues	$52,926	$288,493
Cost of revenues (excluding depreciation)	(6,880)	(201,854)
Selling, general and administrative expenses	(436,351)	(307,772)
Depreciation	(5,964)	(97,672)
Operating income (loss)	$(396,269)	$(318,805)
Interest expense	(44,546)	(43,278)
Other income, net	8,355	1,755
Income before income taxes and minority interest attributable to non-controlling interest	$(432,460)	$(360,328)
Income taxes benefit/ (expense)	-	-
Net income/(loss)	$(432,460)	$(360,328)
Non-controlling interests in earnings of subsidiaries	(319)	23,238
Net income / (loss) attributable to common stockholders	$(432,141)	$(383,566)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	25,865,307	23,312,056
Diluted	25,865,307	23,312,056

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(All amounts in USD, except number of shares and per share amounts)

	Three months ended June 30
	2017			2016
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(432,141)	$(319)	$(432,460)	$(383,566)	$23,238	$(360,328)
Foreign currency translation adjustments	1,757	-	1,757	(47,187)		(47,187)
Comprehensive income (loss)	$(430,384)	$(319)	$(430,703)	$(430,753)	$23,238	$(407,515)

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in USD, except number of shares and per share amounts)

	Three months ended June 30
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(432,460)	$(360,328)
Adjustment to reconcile net income (loss) to net cash:
Depreciation	5,964	97,672
Non-cash interest expenses	36,600	31,240
ESOP and other stock related expenses	306,798	-
Changes in:
Accounts receivable	(86,536)	361,712
Inventories		103,444
Prepaid expenses and other assets	(5,753)	(304,093)
Trade payables	10,548	(70,201)
Advance from customers		397,516
Other current liabilities	(284,546)	(10,062)
Non-current assets	(34,083)	202
Accrued Expenses	(38,465)	(44,194)
Net cash provided/(used) in operating activities	$(521,933)	$202,908

Cash flow from investing activities:
Proceeds from short term investment	-	(55,000)
Purchase of property and equipment	(252)	(3,106)
Capital work in progress	(3,599)	(59,706)
Net cash provided/(used) by investing activities	$(3,851)	$(117,812)

Cash flows from financing activities:
Issuance of equity stock	647,691	25,668
Expenses associated with raising funds	(34,646)	-
Net movement in short-term borrowings	-	(27,762)
Proceeds /(repayment) from long-term borrowing	(276,089)	(205,193)
Proceeds from loan	(3,750)	(43,517)
Net cash provided/(used) by financing activities	$333,206	$(250,804)

Effects of exchange rate changes on cash and cash equivalents	159	565
Net increase/(decrease) in cash and cash equivalents	(192,419)	(165,143)
Cash and cash equivalent at the beginning of the period	538,029	1,490,693
Cash and cash equivalent at the end of the period	$345,610	$1,325,550

Supplementary information:
Cash paid for interest	$7,946	$12,038
Non-cash items:		-
Common stock issued for interest payment on notes payable	$36,600	$31,240
Common stock issued including ESOP, Consultancy & IR	$306,798	$-

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OVERVIEW OF INDIA GLOBALIZATION CAPITAL, INC. (“IGC”)

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

The Company is a Maryland Corporation formed in April 2005.  In March 2006, we completed an initial public offering of our common stock.  Our registered office in the U.S. is located in Bethesda, Maryland.  We have a facility in Washington State, where we conduct our R&D.  Our back office is located in Kochi, Kerala India.  In addition, many of our staff and advisors work from their home offices.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of preparation of financial statements

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements and management used estimates and assumptions that could affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and respective notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The consolidated financial statements include the accounts of the Company and all its subsidiaries that are more than 50% owned and controlled. The Company consolidates the subsidiaries into its consolidated financial statements. Transactions between the Company and its subsidiaries have been eliminated in the consolidated financial statements.

In the quarter ended June 30, 2017, in addition to the US, IGC operates in India and Malaysia and a substantial portion of the Company’s sales are denominated in INR and RM. As a result, changes in the relative values of the U.S. dollar and INR or the RM affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.  The accompanying financial statements are reported in U.S. dollars. The INR and the RM are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

The Company’s current fiscal year ends on March 31, 2018. Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with its subsidiaries, as listed and described in its Annual Report on Form 10-K filed with the SEC on July 14, 2017.  We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report. Our filings are available on www.sec.gov. The information contained on our website, www.igcinc.us, is not incorporated by reference in this report, and you should not consider it a part of this report.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $839,462 and $752,926 as of June 30, 2017 and March 31, 2017, respectively.  The accounts receivable net of reserves for the quarter ended June 30, 2017 come primarily from construction management and rental of heavy construction equipment.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of June 30, 2017	As of March 31, 2017
Prepaid /preliminary expenses	$6,750	$6,750
Advance to suppliers, others & services	388,705	352,850
Security/statutory advances	13,907	14,216
Prepaid and accrued interest	1,442	1,436
Deposit and other current assets	5,356	35,156
Total	$416,160	$410,408

Other non-current assets consist of the following:

	As of June 30, 2017	As of March 31, 2017
Statutory/Other advances	$541,244	$539,720
Patent expenses capitalized	130,898	-
Total	$672,142	$539,720

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land value $616,806. TBL gave Weave and Wave and advance of $377,795. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL. The capitalized patent expenses are direct expenses, legal, filing fees, etc., associated with filing patents in North America, Europe and Canada.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of June 30, 2017	As of March 31, 2017
Intangible assets at the beginning of the period	$-	$113,321
Amortization	-	(113,321)
Effect of foreign exchange translation	-	-
Total Intangible assets	$-	$-
Goodwill of Cabaran Ultima SDN BHD	198,169	198,169
Total Goodwill	$198,169	198,169

The value of goodwill for the two periods shown is $198,169 and is associated with the acquisition of Cabaran Ultima.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of June 30, 2017	As of March 31, 2017
Building (flat)	25	$242,040	$241,181
Plant and machinery	20	1,716,141	1,710,055
Computer equipment	3	157,882	157,349
Office equipment	5	119,939	119,528
Furniture and fixtures	5	70,833	70,368
Vehicles	5	293,549	292,764
Assets under construction	N/A	961,812	957,880
Total		$3,562,196	$3,549,125
Less: Accumulated depreciation		$(2,610,187)	$(2,595,189)
Net Assets		$952,009	$953,936

Depreciation expense for the three months ended June 30, 2017 was $5,964 as compared to $97,672 for fiscal ended March 31, 2017.  Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended June 30, 2017 and March 31, 2017 consisted of the following:

	As of June 30, 2017	As of March 31, 2017
Investment in equity shares of unlisted company & associates	$65,167	$63,392
Investment in Land	5,174,611	5,174,611
Total	$5,239,778	$5,238,003

NOTE 8 – Intentionally Left Blank

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of June 30, 2017	As of March 31, 2017
Statutory payables	$14,041	$15,203
Employee related liabilities	393,128	676,511
Total	$407,169	$691,714

For the quarter ended June 30, 2017, there were no other non-current liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2017, the Company has (i) a balance due of $86,916 payable to our CEO inclusive of certain unpaid salaries from previous years and (ii) a long-term loan of $175,991 due by Cabaran to a Director of Cabaran (RM 755,000), for a loan made to Cabaran.

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland.  In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities in Washington State.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, and Washington State that the fee charged by the affiliates are at least as favorable as we could have obtained from an unaffiliated third party and these payments are not considered, or meant to be compensation to our CEO.  The rental agreement for the Maryland location is on a month-to-month basis and may be terminated by our Board of Directors of the Company at any time without notice. The rental agreement for Washington State facilities expires on December 31, 2017, unless renewed by mutual consent.  During the quarter ended June 30, 2017, the total rent paid to the affiliates were $13,500 for the office space (and services) in Maryland, and $18,300 for the facilities in Washington State.

All compensation paid to our CFO, is paid to an affiliate of our CFO, specifically a limited liability company (LLC), wholly owned by our CFO.  There are no payments, other than what is mentioned in this filing, that have been made to the CFO directly or to his LLC.  The Company treats payments and issuances of stock made to the LLC as if they are made directly to our CFO.

Loans by Related Parties:
We have a working capital loan that has a loan balance as of June 30, 2017 and as of March 31, 2017 of $97,500 from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loans to Related Parties
On April 30, 2015, FYE 2016, we loaned Apogee Financial Services $70,000 as working capital for Midtown partners.  The loan is outstanding as of June 30, 2017.

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), which was extended to July 31, 2016, subject to the same terms of the 2012 Agreement.  Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company started making a monthly interest payment of 23,489 shares of common stock. Contractually, there is no cash interest paid to Bricoleur on the Note. Instead, the parties have agreed that the Company will make a payment (booked under interest payment) of 30,000 shares of common stock for each month the loan remains unpaid, regardless of the trading price of the stock. The arrangement allows the Company and Bricoleur to pursue permanent conversion of the principal to common stock, or repayment of the principal using common stock.   During the quarter ended June 30, 2017, the Company issued a total of 90,000 shares valued at $36,600 to this debt holder, which constitutes non-tax-deductible interest payments for the Company.

As of June 30, 2017, the Company has five loans categorized as Loans Others totaling $388,476 at an average annual interest rate of 10%: Loan 1: We have a loan for $59,726, due on April 25, 2018 bearing 10% annual interest rate. This loan is from one of our Advisors and former director. Loan 2: We have a loan from an individual for $100,000, at an annual interest rate of 24%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan. Loan 3: We have a loan from an individual for $50,000, at an annual interest rate of 15%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan. Loan 4: We have a loan of $81,250 from an affiliate of our CEO, at an annual interest rate of 15%, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan. Loan 5: We have a working capital loan that has a loan balance as of June 30, 2017 of $97,500 from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were made or existed during the three months ended June 30, 2017.

NOTE 13 – COMMON STOCK

Our common stock trades on the NYSE AMERICAN under the symbol “IGC” with CUSIP number 45408X308, $0.0001 par value (“Common Stock”). This security is also available for trading on the Borse Frankfurt, Stuttgart, and Berlin Exchanges (ticker symbol: IGS1).  The Common stock of the Company is also available for trading on the Borse Frankfurt, Borse Berlin, and Borse Stuttgart (XETRA2) exchanges in Germany. The Warrants and Units now trade on the OTC Markets. We have redeemable Warrants (CUSIP number 45408X118 expiring on March 6, 2019) to purchase Common Stock (ticker symbol: IGC.WT) and Units consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock that are not listed.  The Unit holders are requested to contact the Company to get their existing Units separated into Common Stock and Warrants.

During the quarter ended June 30, 2017, the Company issued 90,000 shares valued at $36,600 to Bricoleur Partners, L.P. for the outstanding $1,800,000 promissory note (“2012 Security”), which constituted an element of repayment of interest.

On May 20, 2016, IGC entered into a new At-The-Market Agency Agreement (“ATM Agreement”) with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.), as sales agent (“Brinson Patrick” or the “Agent”). IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended June 30, 2017, the Company issued 1,260,359 shares of Common Stock valuated at $647,691 under this agreement.

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

The Company has granted (1) its new advisors options to purchase 200,000 shares at an average exercise price of $0.20 per share, all of which are outstanding and exercisable as of June 30, 2017 and (2) 100,000 shares to acquire the exclusive right to the license of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” by the University of South Florida. Further, pursuant to IGC’s employee stock option plan and during the quarter ended June 30, 2017, IGC granted a total of 1,179,994 shares to its directors and some of its employees. As of June 30, 2017, IGC has 26,803,020 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of June 30, 2017, under the 2008 Omnibus Plan, 4,379,899 shares of common stock have been awarded. As of June 30, 2017, there are no shares of common stock available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $436,351 for the three months ended June 30, 2017 as compared to $307,772 for the three months ended June 30, 2016. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor-relations expenses, acquisition related expenses and travel expenses.

NOTE 16 – IMPAIRMENT

None during fiscal quarter ended June 30, 2017.

NOTE 17 – OTHER INCOME

Other income for the three-month periods ended June 30, 2017 and 2016 amounted to $8,355 and $1,755, respectively, and included income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is located in Kochi, India.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through June 30, 2017, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of June 30, 2017 and 2016 used for the computation of basic earnings per share (“EPS”) is 25,865,307 and 23,312,056, respectively. Due to the loss incurred during the three-month period ended June 30, 2017, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% for both the quarters ended June 30, 2017 and 2016. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.  The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for both three-month periods ended June 30, 2017 and 2016. As of June 30, 2017 and 2016, there was no significant liability for income tax associated with unrecognized tax benefits.  As of June 30, 2017, IGC could not use its net operating losses.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1) The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues

Rental	10,930	21%
Real estate	41,996	79%
TOTAL	$52,926	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	% on total revenues
India	$10,930	21%
Malaysia	41,996	79%
TOTAL	$52,926	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)		Foreign Countries (India and Malaysia)	Total
Goodwill	$		$198,169	$198,169
Property, Plant and Equipment , Net		893,211	58,798	952,009
Investments in Affiliates		773,111		773,111
Investments Others		5,174,611	65,167	5,239,778
Other Non Current Assets		130,898	541,244	672,142
Total Long Term Assets		$6,971,831	$863,378	$7,835,209

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of June 30, 2017 and March 31, 2017, include certain aged receivables in the amount of $430,689. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of June 30, 2017. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current and are expected to be liquidated within the next twelve months.

NOTE 23 – LEFT INTENTIONALLY BLANK

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K filed with the SEC on July 14, 2017.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K filed with the SEC on July 14, 2017, including the risk factors set out in Item 1A therein.  Therefore, the financial statements included in this Report should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2017.

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

Business Organization

We are a Maryland corporation formed in April 2005.  In March 2006, we completed an initial public offering of our common stock.  Our principal office in the U.S. is in Bethesda Maryland, in addition we have a facility in Washington State. Our back office is located in Kochi, Kerala India. In addition, many of our staff and advisors work from their home offices. We maintain a website at http://www.igcinc.us and our telephone number is +1-301-983-0998. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.  As of June 30, 2016, our operational subsidiaries were located in China, Hong Kong, India and Malaysia.  As of June 30, 2017, our operational subsidiaries are located in India and Malaysia. Our filings are available on www.sec.gov.

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

Services

The Company provides construction management services for the construction of a 7-star hotel in Genting Malaysia through its subsidiary Cabaran Ultima.  In India, through its subsidiary Techni Bharati Private Limited, the Company rents heavy equipment with operators to construction companies.

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

For more in-depth information regarding our industry, products, services and corporate history, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2017.

Results of Operations

Three Months ended June 30, 2017 Compared to Three Months ended June 30, 2016

Revenue - Total revenue was $52,926 for the three months ended June 30, 2017 as compared to $288,493 for the three months ended June 30, 2016.  In the three-month period ended June 30, 2016, the revenue consisted of trading of electronics, real estate management and rental of heavy equipment. The decrease in revenue during the same period in 2017 is primarily from the curtailing of the electronic trading business. We continue to operate the real estate management and rental of heavy equipment businesses.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended June 30, 2017 was $6,880 as compared to $201,854 for the three months ended June 30, 2016.  The decrease in cost of revenue stems from a decrease in the volume of business as reflected in the decrease in revenue and is primarily related to the electronic trading business.

Selling, General and Administrative - Selling, general and administrative expenses were $436,351 for the three months ended June 30, 2017 as compared to $307,772 for the three months ended June 30, 2016.  Most of the expenses are public-company related expenses, including legal fees.

Depreciation – The depreciation expense was approximately $5,964 in the three months ended June 30, 2017 as compared to $97,672 in the three months ended June 30, 2016.  The decrease in depreciation is from the curtailment of the iron-ore mining business in China.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended June 30, 2017 were approximately $44,546 as compared to approximately $43,278 for the three months ended June 30, 2016.  Most of the interest is paid with shares of the Company and is therefore non-cash.

Other income/(loss) – Other income was $8,355 for the three-month period ended June 30, 2017 as compared to $1,755 in June 30, 2016. Other income includes the rent of apartment owned by one of the subsidiaries and the income by supply of skilled operators for the heavy equipment rental business.

Consolidated Net Income/(loss) – In the three months ended June 30, 2017, the Company reported a GAAP net income loss of $432,141 and a GAAP EPS loss of $0.02 compared to a GAAP net income loss of $383,566 and a GAAP EPS loss of $0.02 for the three months ended June 30, 2016.  The increase in loss in the first quarter of fiscal 2017 was due to expenses related to marketing programs that the company initiated.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the three-month periods ended June 30, 2017 and 2016.

During the three months ended June 30, 2017, cash used in operating activities was $521,933 compared to $202,908 provided during the three months ended June 30, 2016.

During the three months ended June 30, 2017, $3,851 of cash was used in investing activities from continuing operations as compared to $117,812 used during the same period in 2016.

For the quarter ended June 30, 2017, our non-GAAP cash burn was approximately $389,577 after adjusting for $5,964 of depreciation and $36,600 of non-cash interest.

 At the end of June 30, 2017, our cash and cash equivalents along with restricted cash was $345,610 and working capital of $623,984. We expect to raise money to further our patent portfolio and commence medical trials on our Alzheimer’s product, one of the Company’s four health cannabis-related products.

Critical Accounting Policies

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

Please see our disclosures on Note 2 - Summary of Significant Accounting Policies of the Notes to the unaudited Consolidated Financial Statements in this report and Note 2 - Significant Accounting Policies of the Notes to the audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K, filed with the SEC on July 14, 2017 for a discussion of all our significant accounting policies.

Forward-Looking Statements and Important Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  This report and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, we, or our representatives may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations and objectives regarding our business, financial condition and results of operations.  Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections. Forward-looking statements are based upon certain assumptions and subject to risks and uncertainties, including those identified in the “Risk Factors” included in our annual report on Form 10-K for the fiscal year ending March 31, 2017, filed with the SEC on July 14, 2017, and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made.  Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and its principal financial and accounting officer (PFAO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our CEO and PFAO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and forms; and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2017 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 18, 2017	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: August 18, 2017	By:	/s/ John Cherin
John Cherin
CFO and Interim Treasurer (principal financial and accounting officer)