Form 10-Q
period 2017-09-30
India Globalization Capital, Inc.
filed 2017-11-17
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
☐ Yes     ☑ No

There were approximately 28,065,272 shares of our common stock, par value $0.0001, issued and outstanding as of November 13, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (All amounts in USD, except number of shares and per share amounts)

	As of
	30-Sept- 17	31-March - 17
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$597,026	$538,029
Accounts receivable, net of allowances	1,033,608	752,926
Prepaid expenses and other current assets	393,579	410,408
Short-term investments	-	1,880,000
Total current assets	$2,024,213	$3,581,363
Goodwill	198,169	198,169
Intangible assets	111,691	-
Property, plant and equipment, net	953,257	953,936
Investments in affiliates	773,111	773,111
Investments-others	5,240,166	5,238,003
Other non-current assets	691,745	539,720
Total long-term assets	$7,968,139	$7,702,939
Total assets	$9,992,352	$11,284,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	613,131	416,532
Accrued expenses	197,716	181,465
Other current liabilities	409,597	691,714
Total current liabilities	$1,220,444	$1,289,711
Long-term borrowings	350,794	452,080
Loans - others	399,726	392,226
Notes payable	1,800,000	1,800,000
Total non-current liabilities	$2,550,520	$2,644,306
Total liabilities	$3,770,964	$3,934,017
Stockholders’ equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 28,272,667 issued and outstanding as of March 31, 2017 and 28,005,272 issued and outstanding as of September 30, 2017.	$2,801	$2,827
Additional paid-in capital	60,974,013	61,413,533
Accumulated other comprehensive income	(2,058,702)	(2,047,780)
Retained earnings/(Deficit)	(52,687,870)	(52,009,459)
Total equity attributable to Parent	$6,230,242	$7,359,121
Non-controlling interest	$(8,854)	$(8,836)
Total stockholders’ equity	$6,221,388	$7,350,285
Total liabilities and stockholders’ equity	$9,992,352	$11,284,302

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	All amounts in USD except share data		All amounts in USD except share data
	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016

Revenues	$235,648	$162,163	$288,573	$237,563
Cost of revenues (excluding depreciation)	(163,170)	(90,534)	(170,051)	(154,589)
Selling, general and administrative expenses	(331,146)	(339,585)	(709,960)	(636,802)
Depreciation	(4,344)	(97,842)	(10,309)	(195,514)
Loss on investments/associates /joint ventures	-	(183,835)	-	(183,835)
Operating income (loss)	$(263,012)	$(549,633)	$(601,747)	$(933,177)
Interest expense	(40,832)	(51,410)	(85,378)	(89,956)
Interest income	100	114	101	114
Other income, net/(loss)	(144)	11,985	8,210	13,740
Income before income taxes and minority interest attributable to non-controlling interest	$(303,888)	$(588,944)	$(678,814)	$(1,009,279)
Income taxes benefit/(expense)	-	-	-	-
Net income/(loss)	$(303,888)	$(588,944)	$(678,814)	$(1,009,279)
Non-controlling interests in earnings of subsidiaries	(84)	(5,073)	(403)	(11,239)
Net income/(loss) attributable to common stockholders	$(303,804)	$(583,871)	$(678,411)	$(998,040)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted-average number of shares used in computing earnings per share amounts:
Basic	27,355,826	23,636,403	27,355,826	23,636,403
Diluted	29,051,771	23,636,403	29,051,771	23,636,403

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(All amounts in USD, except number of shares and per share amounts)

	Three months ended September 30,
	2017			2016
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income / (loss)	$(303,804)	$(84)	$(303,888)	$(583,871)	$(5,073)	$(588,944)
Foreign currency translation adjustments	(12,679)	-	(12,679)	8,775	-	8,775
Comprehensive income/(loss)	$(316,483)	$(84)	$(316,567)	$(575,096)	$(5,073)	$(580,169)

	Six months ended September 30,
	2017			2016
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income/(loss)	$(678,411)	$(403)	$(678,814)	$(998,040)	$(11,239)	$(1,009,279)
Foreign currency translation adjustments	(10,922)	-	(10,922)	38,412	-	38,412
Comprehensive income/(loss)	$(689,333)	$(403)	$(689,736)	$(959,628)	$(11,239)	$(970,867)

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in USD, except number of shares and per share amounts)

	Six months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(678,814)	$(1,009,279)
Adjustment to reconcile net income/(loss) to net cash:
Depreciation	10,309	195,514
Bad debts written off/Creditors restated	24	-
Loss from Investments /joint venture /associates	-	183,835
Non-cash interest expenses	67,500	71,315
ESOP shares	306,798	-
Changes in:
Accounts receivable	$(280,893)	$(2,462)
Prepaid expenses and other assets	16,828	(4,836)
Trade payables	196,602	200,688
Other current liabilities	(282,118)	(33,414)
Other non-current liabilities	-	(36,191)
Non-current assets	-	723
Accrued Expenses	16,251	(242,621)
Net cash provided/(used) in operating activities	$(627,513)	$(676,728)

Cash flow from investing activities:
Proceeds from non-current investment	$(2,342)	$(55,000)
Purchase of property and equipment	(927)	(4,504)
Capital work in progress	(8,563)	(95,843)
Non-current assets	(136,280)	-
Net cash provided/(used) by investing activities	$(148,112)	$(155,347)

Cash flows from financing activities:
Issuance of equity stock	$1,015,628	$242,562
Proceeds /(repayment) from long-term borrowing	(101,286)	140,933
Proceeds from loans	7,500	(64,250)
Expense related to stock	(76,911)	-
Net cash provided/(used) by financing activities	$844,931	$319,245

Effects of exchange rate changes on cash and cash equivalents	(10,309)	(38,578)
Net increase/(decrease) in cash and cash equivalents	58,997	(551,408)
Cash and cash equivalent at the beginning of the period	538,029	1,490,693
Cash and cash equivalent at the end of the period	$597,026	$939,285

Supplementary information:
Cash paid for interest	$17,878	$18,641
Non-cash items:
Common stock issued for interest payment on notes payable	$67,500	$71,315
Common stock issued including ESOP, Consultancy and Other	$348,798	$-

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

In the quarter ended September 30, 2017, in addition to the US, IGC operates in India and Malaysia and a substantial portion of the Company’s sales are denominated in INR and RM. As a result, changes in the relative values of the U.S. dollar and INR or the RM affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.  The accompanying financial statements are reported in U.S. dollars. The INR and the RM are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $1,033,608 and $752,926 as of September 30, 2017 and March 31, 2017, respectively.  The accounts receivable net of reserves for the quarter ended September 30, 2017 come primarily from construction management and rental of heavy construction equipment.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of September 30, 2017	As of March 31, 2017
Prepaid /preliminary expenses	$6,750	$6,750
Advance to suppliers, others & services	364,049	352,850
Security/statutory advances	16,420	14,216
Prepaid and accrued interest	1,427	1,436
Deposit and other current assets	4,933	35,156
Total	$393,579	$410,408

Other non-current assets consist of the following:

	As of September 30, 2017	As of March 31, 2017
Statutory/Other advances	$510,164	$539,720
Product Formulation	181,581	-
Total	$691,745	$539,720

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land. TBL gave Weave and Wave an advance of $375,191. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL.  Product Formulation is the capitalized part of expenses related to developing product formulations.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of September 30, 2017	As of March 31, 2017
Intangible assets at the beginning of the period	$-	$113,321
Amortization	-	(113,321)
Patent filings and rights	111,691	-
Total Intangible assets	$111,691	$-
Goodwill of Cabaran Ultima Sdn Bhd	198,169	198,169
Total Goodwill	$198,169	198,169

The value of goodwill for the two periods shown is $198,169 and is associated with the acquisition of Cabaran Ultima. The capitalized patent expenses are direct expenses, legal, filing fees etc, associated with filing patents in North America, Europe and Canada.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of September 30, 2017	As of March 31, 2017
Building (flat)	25	$239,519	$241,181
Plant and machinery	20	1,698,270	1,710,055
Computer equipment	3	154,396	157,349
Office equipment	5	118,733	119,528
Furniture and fixtures	5	68,228	70,368
Vehicles	5	253,847	292,764
Assets under construction	N/A	965,790	957,880
Total		$3,498,783	$3,549,125
Less: Accumulated depreciation		$(2,545,526)	$(2,595,189)
Net Assets		$953,257	$953,936

Depreciation expense for the six months ended September 30, 2017 and 2016 was $10,309 and $195,514 respectively.  Capital work-in-progress represents the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS

Investments – others for each of the periods ended September 30, 2017 and March 31, 2017 consisted of the following:

	As of September 30, 2017	As of March 31, 2017
Investment in equity shares of unlisted company & associates	$65,555	$63,392
Investment in land	5,174,611	5,174,611
Total	$5,240,166	$5,238,003

NOTE 8 – Intentionally Left Blank

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of September 30, 2017	As of March 31, 2017
Statutory payables	$14,454	$15,203
Employee related liabilities	395,143	676,511
Total	$409,597	$691,714

For the quarter ended September 30, 2017, there were no other non-current liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2017, the Company has (i) a balance of $81,834 due and payable to our CEO inclusive of certain unpaid salaries from previous years and (ii) a long-term loan of $350,794 due by Cabaran to a Director of Cabaran (RM 1,480,000), for a loan made to Cabaran.

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland.  In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities in Washington State.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, and Washington State that the fee charged by the affiliates are at least as favorable as we could have obtained from an unaffiliated third party and these payments are not considered, or meant to be compensation to our CEO.  The rental agreement for the Maryland location is on a month-to-month basis and may be terminated by our Board of Directors of the Company at any time without notice. The rental agreement for Washington State facilities expires on December 31, 2017, unless renewed by mutual consent.  During the quarter ended September 30, 2017, the total rent paid to the affiliates were $13,500 for the office space (and services) in Maryland, and $18,300 for the facilities in Washington State is payable.

All compensation, cash and non-cash (stock) paid to the CFO is paid to his wholly owned limited liability company (LLC).  There are no other payments made directly to the CFO.

Loans by Related Parties:
We have a working capital loan that has a loan balance of $112,500 as of September 30, 2017 and $97,500 as of March 31, 2017 from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loans to Related Parties
On April 30, 2015, FYE 2016, we loaned Apogee Financial Services $70,000 as working capital for Midtown partners.  The loan is outstanding as of September 30, 2017.

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”), which was extended to July 31, 2016, subject to the same terms of the 2012 Agreement.  Up to July 2014, the Company was making monthly interest payments of 17,100 shares of common stock. Starting on August 2014 and as per Amendment No. 2 to the 2012 Security, the Company started making a monthly interest payment of 23,489 shares of common stock. Contractually, there is no cash interest paid to Bricoleur on the Note. Instead, the parties have agreed that the Company will make a payment (booked under interest payment) of 30,000 shares of common stock for each month the loan remains unpaid, regardless of the trading price of the stock. The arrangement allows the Company and Bricoleur to pursue permanent conversion of the principal to common stock, or repayment of the principal using common stock.   During the quarter ended September 30, 2017, the Company issued a total of 90,000 shares valued at $30,900 to this debt holder, which constitutes non-tax-deductible interest payments for the Company.

As of September 30, 2017, the Company has five loans categorized as Loans Others totaling $399,726 at an average annual interest rate of 10%, as follows: Loan 1: We have a loan for $59,726, due on April 25, 2018 bearing 10% annual interest rate. This loan is from one of our Advisors and former director. Loan 2: We have a loan from an individual for $100,000, at an annual interest rate of 24%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan. Loan 3: We have a loan from an individual for $50,000, at an annual interest rate of 15%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan. Loan 4: We have a loan of $77,500 from an affiliate of our CEO, at an annual interest rate of 15%, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan. Loan 5: We have a working capital loan that has a loan balance as of September 30, 2017 of $112,500 from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were made or existed during the three months ended September 30, 2017.

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

During the quarter ended September 30, 2017, the Company issued 90,000 shares valued at $30,900 to Bricoleur Partners, L.P. for the outstanding $1,800,000 promissory note (“2012 Security”), which constituted an element of repayment of interest.

On May 20, 2016, IGC entered into a new At-The-Market Agency Agreement (“ATM Agreement”) with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.), as sales agent (“Brinson Patrick” or the “Agent”). IGC intends to use the net proceeds from the sale of securities offered for working capital needs, repayment of indebtedness and other general corporate purposes. During the quarter ended September 30, 2017, the Company issued 1,012,252 shares of Common Stock valuated at $367,931 under this agreement.

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

The Company has granted (1) its Advisors options to purchase a total of 440,000 shares of common stock at exercise prices ranging from $0.10 to $0.30, all of which are outstanding and exercisable as of September 30, 2017 and (2) 100,000 shares to acquire the exclusive right to the license of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” by the University of South Florida. Further, pursuant to IGC’s employee stock option plan and during the quarter ended September 30, 2017, IGC granted no shares to its directors or its employees. As of September 30, 2017, IGC has 28,005,272 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of September 30, 2017, under the 2008 Omnibus Plan, 4,374,899 shares of common stock have been awarded. As of September 30, 2017, there are 440,000 stock options available to IGC’s advisors. No shares of common stock under the 2008 ESOP plan are available for future grants of options or stock awards.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $709,960 for the six months ended September 30, 2017 as compared to $636,802 for the six months ended September 30, 2016. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor-relations expenses, acquisition related expenses and travel expenses.

NOTE 16 – IMPAIRMENT

None during fiscal quarter ended September 30, 2017.

NOTE 17 – OTHER INCOME

Other income for the three-month periods ended September 30, 2017 and 2016 amounted to $(144) and $11,985, respectively, and included income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is in Kochi, India.

NOTE 18 – RECONCILIATION OF EPS

The historical weighted average per share for our shares through September 30, 2017, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of September 30, 2017 and 2016 used for the computation of basic earnings per share (“EPS”) is 27,355,826 and 23,636,403, respectively. Due to the loss incurred during the three-month period ended September 30, 2017, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% for both the quarters ended September 30, 2017 and 2016. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for both three-month periods ended September 30, 2017 and 2016. As of September 30, 2017, and 2016, there was no significant liability for income tax associated with unrecognized tax benefits.  As of September 30, 2017, IGC could not use its net operating losses.

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

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1) The table below shows revenue reported by product and service:

Product & Service	Amount	% on total revenues

Rental / Trading/Real estate	$288,573	100%
TOTAL	$288,573	100%

2(a) The table below shows the revenue attributed to the country of domicile (USA) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Geographic Location	Amount	% on total revenues
India	$233,271	81%
Malaysia	55,302	19%
TOTAL	$288,573	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India and Malaysia)	Total
Goodwill	$-	$198,169	$198,169
Intangible assets	111,691	-	111,691
Property, Plant and Equipment, net	896,283	56,974	953,257
Investments in Affiliates	773,111	-	773,111
Investments-Others	5,174,611	65,555	5,240,166
Other Non-Current Assets	181,581	510,164	691,745
Total Long-Term Assets	$7,137,277	$830,862	$7,968,139

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of September 30, 2017 and March 31, 2017, include certain aged receivables in the amount of $427,721. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of September 30, 2017. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

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

Business Organization

We are a Maryland corporation formed in April 2005.  In March 2006, we completed an initial public offering of our common stock.  Our principal office in the U.S. is in Bethesda Maryland, in addition we have a facility in Washington State. Our back office is located in Kochi, Kerala India. In addition, many of our staff and advisors work from their home offices. We maintain a website at http://www.igcinc.us and our telephone number is +1-301-983-0998. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.  As of September 30, 2017, our operational subsidiaries are located in India and Malaysia. Our filings are available on www.sec.gov.

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

Results of Operations

Three Months ended September 30, 2017 Compared to Three Months ended September 30, 2016

Revenue - Total revenue was $235,648 for the three months ended September 30, 2017 as compared to $162,163 for the three months ended September 30, 2016.  In the three-month period ended September 30, 2016, the revenue consisted of trading, real estate management and rental of heavy equipment. The increase in revenue during the same period in 2017 is from the steel trading, real estate management and from rental business. We continue to operate the real estate management and rental of heavy equipment businesses.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended September 30, 2017 was $163,170 as compared to $90,534 for the three months ended September 30, 2016.  The increase in cost of revenue stems from an increase in the volume of business as reflected in the revenue and is related to steel trading and real estate and rental business.

Selling, General and Administrative - Selling, general and administrative expenses were $331,146 for the three months ended September 30, 2017 as compared to $339,585 for the three months ended September 30, 2016.  Most of the expenses are public-company related expenses, including legal fees.

Depreciation – The depreciation expense was approximately $4,344 in the three months ended September 30, 2017 as compared to $97,842 in the three months ended September 30, 2016.  The decrease in depreciation is from the curtailment of the iron-ore mining business in China.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended September 30, 2017 were approximately $40,832 as compared to approximately $51,410 for the three months ended September 30, 2016.  Most of the interest is paid with common shares of the Company and is therefore non-cash.

Other income/(loss) – Other income was $(144) for the three-month period ended September 30, 2017 as compared to $11,985 in September 30, 2016. Other income includes the rent of apartment owned by one of the subsidiaries and the income by supply of skilled operators for the heavy equipment rental business.

Consolidated Net Income/(loss) – In the three months ended September 30, 2017, the Company reported a GAAP net income loss of $303,804 and a GAAP EPS loss of $0.01 compared to a GAAP net income loss of $583,871 and a GAAP EPS loss of $0.02 for the three months ended September 30, 2016.

Six Months ended September 30, 2017 Compared to Six Months ended September 30, 2016

Revenue - Total revenue was $288,573 for the six months ended September 30, 2017 as compared to $237,563 for the six months ended September 30, 2016.  In the six-month period ended September 30, 2016, the revenue consisted of trading, real estate management and rental of heavy equipment. We continue to operate the real estate management and rental of heavy equipment businesses.

Cost of Revenue (excluding depreciation) – Cost of revenue for the six months ended September 30, 2017 was $170,051 as compared to $154,589 for the six months ended September 30, 2016.  The increase in cost of revenue stems from an increase in the volume of business as reflected in the increase in revenue and is related to the steel trading, real estate and rental business.

Selling, General and Administrative - Selling, general and administrative expenses were $709,960 for the six months ended September 30, 2017 as compared to $636,802 for the six months ended September 30, 2016.  Most of the expenses are public-company related expenses, including legal fees.

Depreciation – The depreciation expense was approximately $10,309 in the six months ended September 30, 2017 as compared to $195,514 in the six months ended September 30, 2016.  The decrease in depreciation is from the curtailment of the iron-ore mining business in China.

Interest and other financial expenses – The interest expense and other financial expenses for the six months ended September 30, 2017 were approximately $85,378 as compared to approximately $89,956 for the six months ended September 30, 2016.  Most of the interest is paid with common shares of the Company and is therefore non-cash.

Other income/(loss) – Other income was $8,210 for the six-month period ended September 30, 2017 as compared to $13,740 in September 30, 2016. Other income includes the rent of apartment owned by one of the subsidiaries and the income by supply of skilled operators for the heavy equipment rental business.

Consolidated Net Income/(loss) – In the six months ended September 30, 2017, the Company reported a GAAP net income loss of $678,411 and a GAAP EPS loss of $0.02 compared to a GAAP net income loss of $998,040 and a GAAP EPS loss of $0.02 for the six months ended September 30, 2016.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the six-month periods ended September 30, 2017 and 2016.

During the six months ended September 30, 2017, cash used in operating activities was $627,513 compared to $676,728 used during the six months ended September 30, 2016.

During the six months ended September 30, 2017, $148,112 of cash was used in s activities from continuing operations as compared to $155,347 used during the same period in 2016.

For the quarter ended September 30, 2017, our non-GAAP cash burn was approximately $268,536 after adjusting for $4,344 of depreciation, $30,900 of non-cash interest and $24 bad debts.

 At the end of September 30, 2017, our cash and cash equivalents along with restricted cash was $597,026 and working capital of $803,769. We expect to raise money to further our patent portfolio, testing and commence marketing and licensing our Alzheimer’s product, one of the Company’s four cannabis-related health products.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2017 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 17, 2017	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: November 17, 2017	By:	/s/ Rohit Goel
Rohit Goel Co-Principal Accounting Officer