Form 10-Q
period 2017-12-31
India Globalization Capital, Inc.
filed 2018-02-20
CIK 1326205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No

There were approximately 30,282,053 shares of our common stock, par value $0.0001, issued and outstanding as of January 31, 2018.

INDIA GLOBALIZATION CAPITAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDIA GLOBALIZATION CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

 (All amounts in USD, except number of shares)

	As of
	31-December- 17	31-March - 17
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,690,792	$538,029
Accounts receivable, net of allowances	1,155,229	752,926
Prepaid expenses and other current assets	379,785	410,408
Short-term investments	-	1,880,000
Total current assets	$3,225,806	$3,581,363
Goodwill	198,169	198,169
Intangible assets	124,272	-
Property, plant and equipment, net	951,351	953,936
Investment	6,015,634	6,011,114
Other non-current assets	820,913	539,720
Total long-term assets	$8,110,339	$7,702,939
Total assets	$11,336,145	$11,284,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	674,882	416,532
Accrued expenses	175,200	181,465
Other current liabilities	474,101	691,714
Total current liabilities	$1,324,183	$1,289,711
Long-term borrowings	-	452,080
Loans- others	737,097	392,226
Notes payable	1,800,000	1,800,000
Total non-current liabilities	$2,537,097	$2,644,306
Total liabilities	$3,861,280	$3,934,017
Stockholders’ equity:
Common stock — $.0001 par value; 150,000,000 shares authorized; 28,272,667 issued and outstanding as of March 31, 2017 and 29,499,790 issued and outstanding as of December 31, 2017.	$2,950	$2,827
Additional paid-in capital	62,737,631	61,413,533
Accumulated other comprehensive income	(2,037,529)	(2,047,780)
Retained earnings/(deficit)	(53,219,180)	(52,009,459)
Total equity attributable to Parent	$7,483,872	$7,359,121
Non-controlling interest	$(9,007)	$(8,836)
Total stockholders’ equity	$7,474,865	$7,350,285
Total liabilities and stockholders’ equity	$11,336,145	$11,284,302

See accompanying Notes to Condensed Consolidated Financial Statements below in this report and the Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(All amounts in USD, except number of shares)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

Revenues	$762,009	$249,801	$1,050,582	$487,364
Cost of revenues (excluding depreciation)	(723,062)	(121,829)	(893,113)	(276,418)
Selling, general and administrative expenses	(507,332)	(322,891)	(1,217,293)	(959,693)
Depreciation	(4,989)	(196,103)	(15,297)	(391,617)
Loss on investments/associates /joint ventures	-	4,910	-	(178,925)
Operating income /(loss)	$(473,374)	$(386,112)	$(1,075,121)	$(1,319,289)
Interest expense	(60,527)	(46,465)	(145,905)	(136,421)
Interest income & other income (net)	1,090	359,104	9,401	372,957
Income before income taxes and minority interest attributable to non-controlling interest	$(532,811)	$(73,473)	$(1,211,625)	$(1,082,753)
Net income/(loss)	$(532,811)	$(73,473)	$(1,211,625)	$(1,082,753)
Non-controlling interests in earnings of subsidiaries	(230)	38,088	(634)	26,848
Net income/(loss) attributable to common stockholders	$(532,581)	$(111,561)	$(1,210,991)	$(1,109,601)
Earnings/(loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.00)	$(0.04)	$(0.04)
Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.04)
Weighted-average number of common shares used in computing earnings per share amounts:
Basic	28,169,292	27,446,095	27,126,208	27,446,095
Diluted	28,169,292	27,446,095	27,126,208	27,446,095

See accompanying Notes to Condensed Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

(All amounts in USD, except number of shares and per share amounts)

	Three months ended December 31,
	2017			2016
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income/(loss)	$(532,581)	$(230)	$(532,811)	$(111,561)	$38,088	$(73,473)
Foreign currency translation adjustments	21,174	-	21,174	180,000	-	180,000
Comprehensive income/(loss)	$(511,407)	$(230)	$(511,637)	$68,439	$38,088	$106,527

	Nine months ended December 31,
	2017			2016
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net income/(loss)	$(1,210,991)	$(634)	$(1,211,625)	$(1,109,601)	$26,848	$(1,082,753)
Foreign currency translation adjustments	10,252	-	10,252	128,150	-	128,150
Comprehensive income/(loss)	$(1,200,739)	$(634)	$(1,201,373)	$(981,451)	$26,848	$(954,603)

See accompanying Notes to Condensed Consolidated Financial Statements below in this report and the Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in USD, except number of shares and per share amounts)

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,211,625)	$(1,082,753)
Adjustment to reconcile net income/(loss) to net cash:
Depreciation	15,297	391,617
Bad debts written off/creditors restated	24	-
Loss from Investments /joint venture /associates		178,925
Non-cash interest expenses	115,500	104,015
Stock base compensation and expense	426,111	-
Changes in:
Accounts receivable	$(401,811)	$299,848
Other current assets	48,695	78,348
Trade payables	258,350	48,719
Other current liabilities	(223,877)	(501,787)
Net cash provided/(used) in operating activities	$(973,336)	$(483,068)

Cash flow from investing activities:

Purchase/addition of property, plant and equipment	(11,224)	(128,765)
Proceeds from short term investment	(4,106)	(27,502)
Deposit towards acquisition (net of cash acquired)	-	(114,427)
Non-current assets	(286,167)	-
Net cash provided/(used) by investing activities	$(301,497)	$(270,694)

Cash flows from financing activities:
Proceeds from share issue	$2,636,478	$438,165
Net movement in short-term borrowing	-	(27,762)
Proceeds /(repayment) from long-term borrowing	(452,080)	(910,583)
Proceeds from loans	344,871	379,170
Expense for raising funds & issuance of stock	(111,253)	-
Net cash provided/(used) by financing activities	$2,418,016	$(121,010)

Effects of exchange rate changes on cash and cash equivalents	9,580	128,134
Net increase/(decrease) in cash and cash equivalents	1,152,763	(746,638)
Cash and cash equivalent at the beginning of the period	538,029	1,490,693
Cash and cash equivalent at the end of the period	$1,690,792	$744,055

Supplementary information:
Cash paid for interest	$30,405	$32,406
Non-cash items:
Common stock issued for interest payment on notes payable	$115,500	$104,015
Common stock issued including ESOP, consultancy and other	$465,158	$-

See accompanying Notes to Consolidated Financial Statements below in this report and Notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.

INDIA GLOBALIZATION CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Overview of India Globalization Capital, Inc. (“IGC”)

India Globalization Capital, Inc. (“IGC” or the “Company”), was incorporated in April 2005 under the laws of the state of Maryland, and through its subsidiaries in the USA, India, Hong Kong and Malaysia, is engaged in two major business segments - The first is a legacy infrastructure business consisting of heavy equipment rental, trading infrastructure related commodities, and real estate management. The second is development of cannabis-based combination therapies with a pipeline of products, including lead candidate, Hyalolex, designed to improve the lives of patients battling Alzheimer’s disease, Parkinson’s disease, chronic pain, post-traumatic stress disorder, and eating disorders and a long-term focus on developing blockchain technologies to solve critical issues facing the Cannabis industry.

b) Changes in subsidiaries

IGC closed its Hong Kong based direct subsidiary IGC Clean Tech, and our India based subsidiary Techni Bharathi Private Limited (“TBL”), in the quarter ended December 31, 2017, beneficially incorporated as its Hong Kong based subsidiary IGC Enterprise that is involved in trading. TBL paid a premium of $745 for the 100% beneficial ownership.

c) Basis of presentation and use of estimates

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  In preparing the financial statements management is required to make estimates and assumptions that could affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.  The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year. The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and respective notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on July 14, 2017.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The consolidated financial statements include the accounts of the Company and all its subsidiaries that are more than 50% owned and controlled. The Company consolidates the subsidiaries into its consolidated financial statements. Transactions between the Company and its subsidiaries have been eliminated in the consolidated financial statements.

d) Presentation of functional currencies

In the quarter ended December 31, 2017, in addition to the US, IGC operates in India, Hong Kong and Malaysia and a substantial portion of the Company’s sales are denominated in USD, INR, and RM. As a result, changes in the relative values of the U.S. dollar and INR or the RM affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements.  The accompanying financial statements are reported in U.S. dollars. The INR and the RM are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

e) Consolidation

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

NOTE 2 – INTENTIONALLY LEFT BLANK

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $1,155,229 and $752,926 as of December 31, 2017 and March 31, 2017, respectively.  The accounts receivable net of reserves for the quarter ended December 31, 2017 come primarily from construction management, rental of heavy construction equipment and trading in commodities.

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2017	As of March 31, 2017
Prepaid /preliminary expenses	$-	$6,750
Advance to suppliers, others & services	355,490	352,850
Security/statutory advances	17,320	14,216
Prepaid and accrued interest	1,459	1,436
Deposit and other current assets	5,516	35,156
Total	$379,785	$410,408

Other non-current assets consist of the following:

	As of December 31, 2017	As of March 31, 2017
Statutory/Other advances	$521,631	$539,720
Product formulation	299,282	-
Total	$820,913	$539,720

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land. TBL gave Weave and Wave an advance of $383,832. As of the date of this filing, the parties are in the process of negotiating a settlement that includes the purchase and sale of land as well as the refund of the advance given by TBL.  Product Formulation is the capitalized part of expenses related to the formulation of products.  The products including, Hyalolex, our lead product for patients suffering from Alzheimer’s are all non-FDA approved products.  These products do not require FDA approval for sale in dispensaries.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The movement in intangible assets and goodwill is given below.

	As of December 31, 2017	As of March 31, 2017
Intangible assets at the beginning of the period	$-	$113,321
Amortization	-	(113,321)
Patent filings and rights	124,272	-
Total Intangible assets	$124,272	$-
Goodwill of Cabaran Ultima Sdn Bhd	198,169	198,169
Total Goodwill	$198,169	198,169

The value of goodwill for the two periods shown is $198,169 and is associated with the acquisition of Cabaran Ultima. The capitalized patent expenses are direct expenses, legal, filing fees etc., associated with filing patents in North America, Europe and Canada.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of December 31, 2017	As of March 31, 2017
Building (flat)	25	$245,035	$241,181
Plant and machinery	20	1,737,381	1,710,055
Computer equipment	3	160,643	157,349
Office equipment	5	121,372	119,528
Furniture and fixtures	5	72,167	70,368
Vehicles	5	296,288	292,764
Assets under construction	N/A	969,573	957,880
Total		$3,602,459	$3,549,125
Less: Accumulated depreciation		$(2,651,108)	$(2,595,189)
Net Assets		$951,351	$953,936

Depreciation expense for the nine months ended December 31, 2017 and 2016 was $15,297 and $391,617 respectively.  Capital work-in-progress represents the cost of property and equipment not put to use before the balance sheet date.

NOTE 7 – INVESTMENTS – OTHERS
Investments - others for each of the periods ended December 30, 2017 and March 31, 2017, consisted of the following:

	As of December 31, 2017	As of March 31, 2017
Investment in equity shares of unlisted company & associates	$67,912	$63,392
Investment in affiliate	773,111	773,111
Investment in land	5,174,611	5,174,611
Total	$6,015,634	$6,011,114

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued 1,200,000 common shares of IGC valued at $888,000 for the purchase of 24.9% ownership interest in Midtown Partners & Co., LLC.  The Purchase Agreement expired on June 30, 2015, and the Company is pursuing its rights under the terms of the Purchase Agreement to recover certain damages. Value of investment in our books is $773,111 as on December 31, 2017.

NOTE 8 – Intentionally left blank.

NOTE 9 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31, 2017	As of March 31, 2017
Statutory payables	$16,344	$15,203
Employee related liabilities	457,757	676,511
Total	$474,101	$691,714

For the quarter ended December 31, 2017, there were no other non-current liabilities.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2017, the Company has (i) a balance of $98,185 due and payable to our CEO inclusive of certain unpaid salaries from previous years and (ii) a secured loan at zero interest from spouse of our CEO in the amount of $244,412.

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland.  In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities in Washington State.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, and Washington State that the fee charged by the affiliates are at least as favorable as we could have obtained from an unaffiliated third party and these payments are not considered, or meant to be compensation to our CEO.  The rental agreement for the Maryland location is on a month-to-month basis and may be terminated by our Board of Directors of the Company at any time without notice. The rental agreement for Washington State facilities expired on December 31, 2017, and it was renewed in January 2018 by mutual consent for 1 more year.  During the quarter ended December 31, 2017, the total rent paid to one of the affiliates for the office space (and services) in Maryland was $13,500. $36,600 is payable to one of the affiliates for the rental of the facilities in Washington State. As on December 31, 2017, an amount of $82,147 is due to RGF Cabaran’s director.  For December 31, 2017 there was no loan balance due to the Director of Cabaran.

Loans by Related Parties:
We have a secured working capital loan that has a loan balance of $195,061 as of December 31, 2017 and $97,500 as of March 31, 2017 from affiliates of our CEO, at an annual interest rate of zero percent, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loans to Related Parties:
On April 30, 2015, FYE 2016, we loaned Apogee Financial Services, the majority owner of Midtown Partners, $70,000 as working capital for Midtown partners.  The loan is outstanding as of December 31, 2017.

NOTE 11 – NOTES PAYABLE AND LOANS – OTHERS

The Company has an unsecured Note Payable to Bricoleur Partners, L.P. in the amount of $1,800,000 (“2012 Security”).  Up to July 2014, the Company was making monthly payments of 17,100 shares of common stock.  Starting on August 2014, the Company started making a monthly payment of 23,489 shares of common stock.  Starting August 1, 2016, the Company started making a monthly payment of 30,000 shares.  The Company has never made a cash interest payment to Bricoleur on the Note.  The parties have agreed that the Company will make a payment (shown on our P&L under interest payment and not tax deductible to the Company) of 30,000 shares of common stock for each month the loan remains unpaid, regardless of the trading price of the stock.  The arrangement allows the Company and Bricoleur to pursue permanent conversion of the principal to common stock, or repayment of the principal using common stock. At the 2017 annual meeting of the shareholders the Company asked the shareholders to vote on allowing the Company to deliver up to an additional 2 million shares of our common stock as repayment of principal.  The vote on the amendment remains outstanding.  During the quarter ended December 31, 2017, the Company issued a total of 90,000 shares valued at $48,000 to this debt holder, which constitutes non-tax-deductible payments for the Company.

As of December 31, 2017, the Company has seven loans categorized as Loans Others totaling $737,097 at an average annual interest rate of 10%, as follows: Loan 1: We have a loan for $62,726, due on April 25, 2018 bearing 10% annual interest rate. This loan is from one of our Advisors and former director. There is no prepayment penalty.  Loan 2: We have a secured loan from an individual for $100,000, at an annual interest rate of 24%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan. Loan 3: We have a secured loan from an individual for $50,000, at an annual interest rate of 15%, due February 23, 2022. There is no prepayment penalty.  The assets of the Company secure the loan. Loan 4: We have a secured loan of $75,000 from an affiliate of our CEO, at an annual interest rate of 15%, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan. Loan 5: We have a secured loan that has a balance as of December 31, 2017 of $195,061 from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan. Loan 6: Secured loan from the spouse of our CEO, in the amount of $244,411. There is no prepayment penalty. The assets of the Company secure the loan. Loan 7: We have a working capital loan that has a loan balance as of December 31, 2017 of $9,899 from a relative of our CEO, at an annual interest rate of zero percent.

NOTE 12 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were made or existed during the three months ended December 31, 2017.

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

As on December 31, 2017, there are 11,656,668 outstanding public warrants to purchase 1,165, 667 shares of our common stock at an exercise price of $50.00 a share, expiring on March 6, 2019 and 831,768 private warrants to buy 83,176 shares of common stock at an exercise price of $9.0 that expired on December 8, 2017.

During the quarter ended December 31, 2017, the Company issued 90,000 penalty shares valued at $48,000 to Bricoleur Partners, L.P. for the outstanding $1,800,000 promissory note (“2012 Security”).

On May 20, 2016, IGC entered into an At-The-Market Agency Agreement (“ATM Agreement”) with IFS Securities, Inc. (dba Brinson Patrick, a division of IFS Securities, Inc.), as sales agent (“Brinson Patrick” or the “Agent”). Under this ATM agreement in the December quarter, 23,201 shares of IGC Common Stock, valued at $8,018, settled. This ATM agreement was terminated on September 30, 2017.

The Company entered into a new ATM agreement with The Benchmark Company and Joseph Gunnar as sales agents.  During the quarter ended December 31, 2017, the Company sold 1,381,317 shares of Common Stock valuated at $1,610,190 under this ATM agreement.

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

The Company has granted (1) to its advisors and employees options to purchase a total of 650,000 shares of common stock at exercise prices ranging from $0.10 to $0.60 are calculated with volatility 119%, interest rate 0.77% and expiration of 5 years, all of which are outstanding and exercisable as of December 31, 2017; and (2) 100,000 shares to acquire the exclusive right to the license of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” by the University of South Florida. Further, pursuant to IGC’s employee stock option plan and during the quarter ended December 31, 2017, IGC granted 1,455,000 shares to its directors and its employees with minimum vesting period of one year.  As of December 31, 2017, IGC has 29,499,790 shares of Common Stock issued and outstanding.

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of December 31, 2017, under the 2008 Omnibus Plan, 4,374,899 shares of common stock have been awarded. As of December 31, 2017, there are 650,000 stock options available to IGC’s advisors and employees. No shares of common stock under the 2008 ESOP plan are available for future grants of options or stock awards. In addition, in the quarter ended December 31, 2017 the shareholders approved 1,900,000 shares of common stock for award, at the discretion of the Board, as a special grant to employees, directors, advisors, and consultants. IGC granted 1,455,000 shares, out of the total approved by the shareholders, to its directors and its employees with minimum vesting period of one year.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $507,332 for the three months ended December 31, 2017 as compared to $322,891 for the three months ended December 31, 2016. Selling, general and administrative expenses include compensation expenses to management, legal and professional expenses, investor-relations expenses, acquisition related expenses and travel expenses.

NOTE 16 – IMPAIRMENT

None during fiscal quarter ended December 31, 2017.

NOTE 17 – INTEREST AND OTHER INCOME

Interest and other income for the three-month periods ended December 31, 2017 and 2016 amounted to $1,090 and $359,104, respectively, and included income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is in Kochi, India.

NOTE 18 – RECONCILIATION OF EPS

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.  Potential common stock consists of the incremental common stock issuable upon the exercise of common stock options and warrants (using the if-converted method). The computation of basic loss per share for the period ended December 31, 2017 excludes potentially dilutive securities of 1,815,667 shares underlying share purchase options and warrants, and 29,768 shares from the conversion of outstanding units because their inclusion would be antidilutive.

The historical weighted average per share for our shares through December 31, 2017, was applied using the treasury method of calculating the fully diluted shares.  The weighted average number of shares outstanding as of December 31, 2017 and 2016 used for the computation of basic earnings per share (“EPS”) is 28,169,292 and 27,446,095, respectively. Due to the loss incurred during the three-month period ended December 31, 2017, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

The Company’s effective tax rate was 0% for both the quarters ended December 31, 2017 and 2016. The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses.  As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets.

The Company recorded an income tax gain/expense of $0 resulting from operational results of its foreign entities for both three-month periods ended December 31, 2017 and 2016. As of December 31, 2017, and 2016, there was no significant liability for income tax associated with unrecognized tax benefits.  As of December 31, 2017, IGC could not use its net operating losses.

NOTE 20 – SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are components of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker (“CODM”) to decide how to allocate resources and evaluate performance. The Company’s CODM is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. The Company has determined that it operates as two operating and reportable segments: Pharmaceutical, and Legacy. Therefore, the Company has commenced reporting two segments.

Our legacy infrastructure business (“Legacy”, “Legacy Business””) that consists of trading, real-estate management, and heavy equipment leasing is one operating and reportable segment.  The other is the pharmaceutical segment that did not have revenue for the quarter ended December 31, 2017.

The following provides information required by ASC 280-10-50-38. Entity-Wide Information.

1) The table below shows revenue reported by product and service:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Pharmaceutical Business
Revenue	$-	$-	$-	$-
Operating income/(Loss)	(422,706)	(243,917)	(957,870)	(711,950)
Net Profit/(Loss)	(483,054)	(285,592)	(1,103,372)	(838,774)

Legacy Business
Revenue	$762,009	$249,801	$1,050,582	$487,364
Operating income/(Loss)	(50,668)	(142,195)	(117,251)	(607,339)
Net profit/(Loss)	(49,527)	174,031	(107,619)	(270,827)

2(a) The following table presents revenue by geographic area as determined by where the customer is serviced:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
India	$149,310	$(15,886)	$382,580	$103,132
Hong Kong	585,884	213,117	585,884	213,117
Malaysia	26,815	52,570	82,118	171,115
Total	$762,009	$249,801	$1,050,582	$487,364

In 2016 December Quarter, revenue of Techni Bharti Private Limited (IGC’s India- based subsidiary) is re-classified as other income.

2(b) The following table presents long-lived assets by geographic area:

	As of December, 30
	2017	2016
India	$5,771,338	$5,790,817
USA	2,090,978	3,334,509
Malaysia	248,023	207,427
Total	$8,110,339	$9,332,753

2(c) The table below shows nine-month revenue reported by product and service for the period ended December 31, 2017:

Product & Service	Amount	% on total revenues

Trading	$874,099	83%
Real Estate	$82,118	8%
Rental	$94,365	9%
TOTAL	$1,050,582	100%

NOTE 21 – CERTAIN AGED RECEIVABLES

The receivable and other assets as of December 31, 2017 and March 31, 2017, include certain aged receivables in the amount of $437,571. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of December 31, 2017. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded, and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

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

Company Background

IGC has two lines of business.  The first is a legacy infrastructure business, which consists of heavy equipment rental, trading infrastructure related commodities, and real estate management.  The second is a cannabis pharmaceutical business that has developed a lead product, Hyalolex, for treating patients diagnosed with Alzheimer’s disease. The Company recently announced that it is working on using blockchain to address issues specific to the cannabis industry including transactional difficulties, product labeling, product identification assurance (PIA), and product origin assurance (POA).

Business Strategy

Our long-term goal is to establish IGC as a specialty-pharmaceutical provider of phytocannabinoid-based pharmaceutical and Complimentary Alternative Medicine (“CAM”, “nutraceutical”) products and grow our trading in business in South Asia.  Our short-term goal is to conduct human and veterinarian medical trials on our four product candidates.  Our medium-term goal is to market CAM based therapies through joint ventures and partnerships.

Business Organization

We are a Maryland corporation formed in April 2005.  In March 2006, we completed an initial public offering of our common stock.  Our principal office in the U.S. is in Bethesda Maryland, in addition we have a facility in Washington State. Our back office is located in Kochi, Kerala India. In addition, many of our staff and advisors work from their home offices. We maintain a website at http://www.igcinc.us, www.igcpharma.com and www.hyalolex.com and our telephone number is +1-301-983-0998. The information contained on our website is not incorporated by reference in this report, and you should not consider it a part of this report.  As of December 31, 2017, our operational subsidiaries are located in India, Hong Kong and Malaysia.  Our filings are available on www.sec.gov.

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

The Company is focused on four products that it is preparing for pre-clinical trials: Natrinol is a natural substitute for Marinol, or synthetic THC. This product is aimed at relieving nausea, vomiting and increasing appetite in patients with AIDS and Cancer.  Caesafin uses combination therapy to alleviate seizures in dogs and cats.  Serosapse addresses several end points in Parkinson’s disease including Rapid Eye Movement (REM) sleep disorder, anxiety, and dyskinesia. Hyalolex is aimed at reducing the buildup of plaques, tangles and relieve several other end symptoms such as anxiety, sleep disorder and agitation in patients diagnosed with Alzheimer’s disease.  We expect to launch Hyalolex in select medical dispensaries in medical cannabis states in the U.S. in early 2018.

Services

The Company trades commodities, provides real estate management, and rents heavy equipment.  The heavy equipment rental business is based in India.  The commodity trading business is based in India and Hong Kong.  The real estate management business is based in Malaysia.  This business is our main sources of revenue.  In each case we have less than 1% of the market.

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

Indication	Provisional Filing	PCT Filing	Subsequent Activity
Pain (IGC-501)	9/16/14	9/16/15	US National Case Filed – 6/15/16
Seizures (IGC-502)	6/15/15	6/14/16	US National Case Filed – 6/15/16
Seizures (IGC-503)	4/1/15	4/1/16	PCT Application Published- 10/6/16
Eating Disorders (IGC-504)	8/12/15	8/11/16	US and National Filing Anticipated 2/12/18
Seizures (IGC-505)	6/15/16	6/15/16	US National Filing Anticipated 12/15/18
Eating Disorders (IGC-506)	2/28/17	Anticipated- 2/28/18	US and National Filing Anticipated 8/28/19
Alzheimer’s (IGC-AD1)	7/30/2015	Anticipated -2018	US and National Filing Anticipated in 2018

For more in-depth information regarding our industry, products, services and corporate history, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2017.

Results of Operations

Three Months ended December 31, 2017 Compared to Three Months ended December 31, 2016

Revenue - Total revenue was $762,009 for the three months ended December 31, 2017 as compared to $249,801 for the three months ended December 31, 2016.  In the three-month period ended December 31, 2016, the revenue consisted of trading, real estate management, and rental of heavy equipment. The increase in revenue during the same period in 2017 is from an increase in the volume and underlining commodity involved in the trading.  In December 2016 most of the revenue came from trading electronics and in 2017 from trading commodities related to infrastructure.

Cost of Revenue (excluding depreciation) – Cost of revenue for the three months ended December 31, 2017 was $723,062 as compared to $121,829 for the three months ended December 31, 2016.  The increase in cost of revenue stems from an increase in the volume of business as reflected in the revenue and is related to trading and real estate and rental business.

Selling, General and Administrative - Selling, general and administrative expenses were $507,332 for the three months ended December 31, 2017 as compared to $322,891 for the three months ended December 31, 2016.  Most of the expenses are public-company related expenses, including legal fees.

Depreciation – The depreciation expense was approximately $4,989 in the three months ended December 31, 2017 as compared to $196,103 in the three months ended December 31, 2016.  The decrease in depreciation is from the curtailment of the iron-ore mining business in China.

Interest and other financial expenses – The interest expense and other financial expenses for the three months ended December 31, 2017 were approximately $60,527 as compared to approximately $46,465 for the three months ended December 31, 2016.  Most of the interest is paid with common shares of the Company and is therefore non-cash.

Interest Income and Other income/(loss) – Interest income and other income was $1,090 for the three-month period ended December 31, 2017 as compared to $359,104 in December 31, 2016. Other income includes the rent of apartment owned by one of the subsidiaries and the income by supply of skilled operators for the heavy equipment rental business.

Consolidated Net Income/(loss) – In the three months ended December 31, 2017, the Company reported a GAAP net loss of $532,581 and a GAAP EPS loss of $0.02 compared to a GAAP net loss of $111,561 and a GAAP EPS loss of $0.00 for the three months ended December 31, 2016.

Nine Months ended December 31, 2017 Compared to Nine Months ended December 31, 2016

Revenue - Total revenue was $1,050,582 for the nine months ended December 31, 2017 as compared to $487,364 for the nine months ended December 31, 2016.  In the nine-month period ended December 31, 2016, the revenue consisted of trading, real estate management and rental of heavy equipment.  The increase in 2017 is from an increase in the volume of business.

Cost of Revenue (excluding depreciation) – Cost of revenue for the nine months ended December 31, 2017 was $893,113 as compared to $276,418 for the nine months ended December 31, 2016.  The increase in cost of revenue stems from an increase in the volume of business as reflected in the increase in revenue and is related to the trading, real estate and rental business.

Selling, General and Administrative - Selling, general and administrative expenses were $1,217,293 for the nine months ended December 31, 2017 as compared to $959,693 for the nine months ended December 31, 2016.  Most of the expenses are public-company related expenses, including legal fees.

Depreciation – The depreciation expense was approximately $15,297 in the nine months ended December 31, 2017 as compared to $391,617 in the nine months ended December 31, 2016.  The decrease in depreciation is from the curtailment of the iron-ore mining business in China.

Interest and other financial expenses – The interest expense and other financial expenses for the nine months ended December 31, 2017 were approximately $145,905 as compared to approximately $136,421 for the nine months ended December 31, 2016.  Most of the interest is paid with common shares of the Company and is therefore non-cash.

Interest Income and Other income/(loss) – Interest income and other income was $9,401 for the nine-month period ended December 31, 2017 as compared to $372,957 in December 31, 2016. Other income includes the rent of apartment owned by one of the subsidiaries and the income by supply of skilled operators for the heavy equipment rental business.

Consolidated Net Income/(loss) – In the nine months ended December 31, 2017, the Company reported a GAAP net income loss of $1,210,991 and a GAAP EPS loss of $0.04 compared to a GAAP net income loss of $1,109,601 and a GAAP EPS loss of $0.04 for the nine months ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not have any undisclosed investments in special purpose entities or undisclosed borrowings or debt.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the consolidated company financial position for the nine-month periods ended December 31, 2017 and 2016.

During the nine months ended December 31, 2017, cash used in operating activities was $973,336 compared to $483,068 used during the nine months ended December 31, 2016.

During the nine months ended December 31, 2017, $301,497 of cash was used in investing activities from continuing operations as compared to $270,694 used during the same period in 2016.

For the quarter ended December 31, 2017, our non-GAAP cash burn was approximately $360,279 after adjusting for $4,989 of depreciation, $48,000 of non-cash interest expenses and $119,313 for ESOP expenses.

 At the end of December 31, 2017, our cash and cash equivalents along with restricted cash was $1,690,792 and working capital of $1,901,623. We currently have sufficient cash to further our patent portfolio, testing and commence marketing and licensing our Alzheimer’s product, one of the Company’s four cannabis-related medical products.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2017 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed on August 6, 2012).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 20, 2018	By:	/s/ Ram Mukunda
Ram Mukunda
Chief Executive Officer and President (Principal Executive Officer)

Date: February 20, 2018	By:	/s/ Rohit Goel
Rohit Goel Co-Principal Accounting Officer