Form 10-Q
period 2018-06-30
India Globalization Capital, Inc.
filed 2018-08-03
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

There were approximately 31,038,473 shares of our common stock, par value $0.0001, of the issuer issued and outstanding as of July 27, 2018.

India Globalization Capital, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

 | Q1 2019 Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations and objectives regarding our business, financial condition and results of operations.  Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements.” You should not place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections subject to risks and uncertainties, including those identified in the “Risk Factors” set forth in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 21, 2018, and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made.  Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | Q1 2019 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONSOLIDATED BALANCE SHEETS (in USD, except share data)

	June 30, 2018 (Unaudited)	March 31, 2018 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,020,859	$1,658,496
Accounts receivable, net of allowances	1,988,204	557,813
Inventories	649,603	486,497
Investments held for sale	147,500	147,500
Other current assets	352,942	354,641
Total current assets	$4,159,108	$3,204,947
Long-term assets:
Intangible Assets	132,647	127,826
Property, plant and equipment, net	5,968,896	6,236,839
Investments	795,275	798,922
Other non-current assets	460,412	484,562
Total long-term assets	$7,357,230	$7,648,149
Total assets	$11,516,338	$10,853,096
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	1,472,536	52,270
Other current liabilities	426,199	493,684
Notes payable	1,800,000	1,800,000
Total current liabilities	$3,698,735	$2,345,954
Non-current liabilities:
Loans – others	226,375	427,500
Other liabilities	14,169	14,896
Total non-current liabilities	$240,544	$442,396
Total liabilities	$3,939,279	$2,788,350
Stockholders' equity:
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; and 30,764,192 and 31,038,473 shares issued and outstanding as of March 31, 2018 and June 30, 2018, respectively.	$64,248,109	$63,917,035
Accumulated other comprehensive loss	(2,363,020)	(2,056,556)
Retained deficit	(54,308,030)	(53,795,733)
Total equity attributable to Parent	$7,577,059	$8,064,746
Non-controlling interest		$-
Total stockholders' equity	$7,577,059	$8,064,746
Total liabilities and stockholders' equity	$11,516,338	$10,853,096

See accompanying Notes to Consolidated Financial Statements in this report.

 | Q1 2019 Form 10-Q

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in USD, except number of shares)

(unaudited)

	Three Months Ended June 30,
	2018	2017

Revenues	$1,477,540	$52,926
Cost of revenues (excluding depreciation)	(1,435,598)	(6,880)
Selling, general and administrative expenses	(553,645)	(442,315)
Operating loss	$(511,703)	$(396,269)
Other expense, net	(593)	(36,191)
Loss before income taxes and minority interest attributable to non-controlling interest	$(512,296)	$(432,460)
Income taxes benefit/(expense)	-	-
Net loss	$(512,296)	$(432,460)
Non-controlling interests in earnings of subsidiaries	-	(319)
Net loss attributable to common stockholders	$(512,296)	$(432,141)
Loss per share attributable to common stockholders:
Basic and Diluted	$(0.02)	$(0.02)
Weighted-average number of shares used in computing earnings per share amounts:
Basic and Diluted	30,981,422	25,865,307

See accompanying Notes to Consolidated Financial Statements in this report.

 | Q1 2019 Form 10-Q

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in USD)

 (Unaudited)

	Three Months Ended June 30,
	2018			2017
	IGC	Non-controlling interest	Total	IGC	Non-controlling interest	Total
Net loss	$(512,296)	$-	$(512,296)	$(432,141)	$(319)	$(432,460)
Foreign currency translation adjustments	(306,464)		(306,464)	1,757	-	1,757
Comprehensive loss	$(818,760)	$-	$(818,760)	$(430,384)	$(319)	$(430,703)

See accompanying Notes to Consolidated Financial Statements in this report.

 | Q1 2019 Form 10-Q

India Globalization Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in USD) (unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(512,296)	$(432,460)
Adjustment to reconcile net loss to net cash:
Depreciation	14,741	5,964
Non-cash interest expenses	-	36,600
ESOP and other stock related expenses	162,434	306,798
Changes in:
Accounts receivable	(1,431,357)	(86,536)
Inventories	(128,264)
Prepaid expenses and other current & non-current assets	6,582	(39,836)
Trade payables	1,421,860	10,548
Other current & non-current liabilities	(68,485)	(323,011)
Net cash used in operating activities	$(534,785)	$(521,933)

Cash flow from investing activities:
Purchase of property and equipment	(2,986)	(3,851)
Patent Filling and Acquisition	(4,821)
Net cash used by investing activities	$(7,807)	$(3,851)

Cash flows from financing activities:
Issuance of equity stock (net of related expenses)	133,798	613,045
Repayment of loans	(201,125)	(279,839)
Net cash provided/(used) by financing activities	$(67,327)	$333,206

Effects of exchange rate changes on cash and cash equivalents	(27,718)	159
Net decrease in cash and cash equivalents	(637,637)	(192,419)
Cash and cash equivalent at the beginning of the period	1,658,496	538,029
Cash and cash equivalent at the end of the period	$1,020,859	$345,610

Supplementary information:
Cash paid for interest	$4,500	$7,946
Non-cash items:
Common stock issued as penalty on notes payable	$18,300	$36,600
Common stock issued including ESOP, Consultancy, IR, patent acquisition, etc.	$178,976	$306,798

See accompanying Notes to Consolidated Financial Statements in this report.

 | Q1 2019 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2018

 (Unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company”, “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries. Our filings are available on www.sec.gov. The information contained on our website, www.igcinc.us, is not incorporated by reference in this report, and you should not consider it a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

The Company’s main focus is to develop and commercialize cannabinoid based alternative therapies for indications such as Alzheimer’s disease, Parkinson’s disease, and pain.  Its lead product is Hyalolextm, an alternative oral therapy for the treatment of symptoms associated with Alzheimer’s disease. The Company has filed several patents for its pipeline of products including ones for the treatment of Parkinson’s Central Nervous System related disorders, eating disorders, and seizures in cats and dogs. The commercialization of Hyalolextm through medical dispensaries is expected to commence in the second half of calendar 2018.

Since its inception, the Company operates a legacy business that involves trading commodities and heavy equipment rental. In addition, the Company plans to leverage its technology and cannabis expertise to build meaningful solutions to address issues facing the cannabis industry using distributed ledgers inherent in blockchain technology.  These would include addressing issues such as product identification assurance (PIA) and product origin assurance (POA), transactional difficulties, and inadequate product labeling.

Business Organization

IGC is a Maryland corporation formed in April 2005.  The Company’s principal office in the U.S. is in Bethesda, Maryland, and in addition, it has a facility in Washington State. IGC’s back office is located in Kochi, Kerala India and many of the staff and advisors work from their home offices.  The Company maintains a main website at http://www.igcinc.us and the corporate telephone number is +1-301-983-0998. The information contained on our websites, www.igcinc.us, www.igcpharma.com, and www.hyalolex.com is not incorporated by reference in this report, and you should not consider it a part of this report.

As of June 30, 2018, the Company has operational subsidiaries located in India and Hong Kong. The Company’s filings are available on www.sec.gov. For more on corporate history, please check www.igcinc.us/igcpharma.com/companyoverview.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 21, 2018 (the “2018 10-K”) on Note 2 to the consolidated financial statements. Therefore, these Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and respective notes contained in the Company’s 2018 10-K.  The following is a summary of our significant accounting policies.

Basis of presentation and use of estimates

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

In preparing the financial statements management is required to make estimates and assumptions that could affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company’s current fiscal year ends on March 31, 2019. This interim financial information and results do not necessarily represent or indicate what the operating results will be for any other interim period or for the fiscal year ending March 31, 2019.

 | Q1 2019 Form 10-Q

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements.

Presentation and functional currencies

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

The reporting currency of the Company is US Dollar. The Company’s subsidiaries have US Dollar, Indian Rupee (INR) and Hong Kong dollar (HKD) as functional currencies. Changes in functional currency amounts that result from the measurement of foreign currency transactions into the functional currency are included in net income.

Changes in reporting currency arising from translating a foreign subsidiary’s functional currency financial statements in the reporting currency are included in the other comprehensive income, a separate component of shareholders’ equity. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of its’ retained deficit to account for the implementation of the new requirements of this standard. The Company does not expect the adoption of this guidance to have a material effect on its’ results of operations in future periods.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is evaluating the effects of the adoption of this ASU to its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

 | Q1 2019 Form 10-Q

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to $1,988,204 and $557,813 as of June 30, 2018 and March 31, 2018, respectively.  The accounts receivable net of reserves for the quarter ended June 30, 2018 come primarily from commodities trading and rental of heavy construction equipment.

The receivable and other assets as of June 30, 2018 and March 31, 2018, include certain aged receivables in the amount of $407,978. The aged receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of June 30, 2018. These receivables are included in accounts receivable and have been classified as current because the arbitration process has concluded, and ruling was given in our favor. The Company continues to carry the full value of the receivables without interest and without any impairment, because the Company believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 4 – INVENTORY

	As of June 30, 2018	As of March 31, 2018
WIP of component for Hyalolextm	$649,603	$486,497
Total	$649,603	$486,497

The Company’s policy, consistent with ASC 300, is to book the cost of producing components and completed products as inventory.  The products and its components have a dual purpose over the next twenty-four months: they will either be sold or used for educational and marketing demonstrations to various entities including dispensary owners, growers, processors, doctors, nurse practitioners, among others.  Management will evaluate the policy with regards to inventory periodically.

NOTE 5 – INVESTMENT HELD FOR SALE

In Malaysia, our wholly owned subsidiary Cabaran Ultima, operates a real estate management business.  Our board decided to exit this business and since March 31, 2018, we have accounted for our investment in Cabaran Ultima as “Investment Held for Sale” amounting to $147,500.  We expect to sell Cabaran Ultima in the fiscal year ending March 31, 2019.

 | Q1 2019 Form 10-Q

NOTE 6 – INVESTMENT

Investment for each of the periods ended June 30, 2018 and March 31, 2018 consists of the following:

	As of June 30, 2018	As of March 31, 2018
Investment in equity shares of unlisted company (i)	$22,164	$25,811
Investment in affiliates (ii)	773,111	773,111
Total	$795,275	$798,922

(i)

The Company sold three percent of the shares held as “Investment in equity shares of unlisted company” in an amount of $3,647 to a director of our subsidiary at fair value.  This decreased our investment to below 20% and therefore the investment is recorded at cost.

(ii)

This amount represents our investment in Midtown Partners & Co., LLC (“MTP), the investment is recorded at cost as we do not have any influence over the operations of MTP.  Please see Note 11 - Related Party Transactions for more information on Midtown Partners.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period.

NOTE 7 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of June 30, 2018	As of March 31, 2018
Advance to suppliers, others, & services	$295,187	$298,853
Statutory advances	42,645	44,439
Deposit and other current assets	15,110	11,349
Total	$352,942	$354,641

Other non-current assets consist of the following:

	As of June 30, 2018	As of March 31, 2018
Non-current deposits	$17,068	$18,051
Other advances	443,344	466,511
Total	$460,412	$484,562

NOTE 8 – INTANGIBLE ASSETS

The movement in intangible assets is given below.

	As of June 30, 2018	As of March 31, 2018
Intangible assets at beginning of the period	$127,826	-
Addition during the period	4,821	127,826
Total	$132,647	$127,826

The value of intangibles include the acquisition of patent rights, data, and the filing of patents. The amortization of intangibles will be over 15 years.

 | Q1 2019 Form 10-Q

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Category	Useful Life (years)	As of June 30, 2018	As of March 31, 2018
Land	N/A	$4,921,398	$5,174,611
Building & facilities	25	1,271,061	1,328,846
Plant and machinery	20	1,619,881	1,703,226
Computer equipment	3	161,710	159,473
Office equipment	5	114,992	114,979
Furniture and fixtures	5	64,435	64,851
Vehicles	5	289,802	291,884
Total		$8,443,279	$8,837,870
Less: Accumulated depreciation		$(2,474,383)	$(2,601,031)
Total Net PP&E		$5,968,896	$6,236,839

Depreciation and amortization expense in the quarter ended in June 30, 2018 and June 30, 2017, amounted to $14,741 and $5,964, respectively. Depreciation and amortization expense for the fiscal year ended March 31, 2018 is $19,414. The net decrease in total PP&E as well as the decrease in accumulated depreciation is primarily due to changes in INR to USD (forex changes) for assets held by our foreign subsidiaries in India.

NOTE 10 – OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of June 30, 2018	As of March 31, 2018
Statutory payables	$2,995	$3,899
Employee related liabilities	148,947	203,731
Accrued expenses	274,257	286,054
Total	$426,199	$493,684

Employee related liabilities consists of salary payable to employees. Accrued expenses consist primarily of amounts payable against services related to audit, legal, marketing, etc., in the normal course of business.

 Other non-current liabilities consist of the following:

	As of June 30, 2018	As of March 31, 2018
Statutory reserve	$14,169	14,896
Total	$14,169	$14,896

NOTE 11 - RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland.  In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities and services rendered in Washington State.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, and Washington State that the fee charged by the affiliates are at least as favorable as we could have obtained from an unaffiliated third party and these payments are not considered, or meant to be compensation to our CEO.  The rental agreement for the Maryland location is on a month-to-month basis and may be terminated by our Board of Directors of the Company at any time without notice. The rental agreement for Washington State facilities expires on December 31, 2018, unless renewed by mutual consent.  During the quarter ended June 30, 2018, the total rent paid to the affiliates were $13,500 for the office space (and services) in Maryland, and $18,300 for the facilities in Washington State. As of June 30, 2018, the Company has a net unpaid balance of $31,905 in compensation to our CEO.

 | Q1 2019 Form 10-Q

Loans by Related Parties:

We have a secured working capital loan from an affiliate of our CEO that has a loan balance of $107,500 as of June 30, 2018 and March 31, 2018, at an annual interest rate of zero percent, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loans to Related Parties

On April 30, 2015, FYE 2016, we loaned Apogee Financial Services $70,000 as working capital for Midtown partners.  The loan is outstanding as of June 30, 2018.

NOTE 12 – NOTES PAYABLE

 Since October 16, 2009, the Company has had a no-interest note with Bricoleur Partners, L.P. (‘Bricoleur’) in the amount of $1.8 million. The maturity date of the loan has been extended various times, and, as of June 30, 2018, Bricoleur’s position is that the loan is outstanding. From October 16, 2009 through March 31, 2018, the Company has issued approximately 1.9 million “penalty” shares, for every month that the loan has been outstanding, valued at approximately $2.7 million, based on the market value of the shares at each instance of issuance. According to the IRS rules these amounts are non-deductible for the Company. In November 2017, the Company asked the shareholders to vote for a resolution that allowed the Company to deliver up to an additional 2,000,000 shares of the Company to Bricoleur. After several adjournments to garnish support from shareholders, this resolution failed to pass. Despite the categorization of the share issuances under the broad category of interest on past financial statements, the Company believes that these payments of shares constitute a repayment of debt, at least in substantial part. On May 2, 2018, the Company filed a lawsuit in the Circuit Court for Montgomery County, Maryland, seeking a declaratory judgment that the shares issued to Bricoleur by the Company represent payment on the loan and damages for improper lending practices under Maryland law. The lawsuit is currently pending.

NOTE 13 – SECURED LOANS - OTHERS

The Company’s total cash interest expense for the quarters ended June 30, 2018 and 2017, was $4,500 and $7,946, respectively.

As of June 30, 2018, the Company has three secured loans categorized as Loans-Others from related parties totaling $226,375 at an average annual interest rate of 10%:

Loan 1: We have a loan from an individual for $50,000, at an annual interest rate of 15%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

Loan 2: We have a loan of $68,875 from an affiliate of our CEO, at an annual interest rate of 15%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

Loan 3: We have a working capital loan with a balance of $107,500 as of June 30, 2018, from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

NOTE 14 – COMMITMENTS AND CONTINGENCY

No significant contingencies or commitments were made or existed during the three months ended June 30, 2018 or 2017.

NOTE 15 – COMMON STOCK

We have one security listed on the NYSE American: Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”). This security is also available for trading on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants listed on the OTC markets (ticker symbol: IGC.WT. CUSIP number 45408X118 expiring on March 6, 2019) to purchase Common Stock.

 | Q1 2019 Form 10-Q

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

As of June 30, 2018, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001, and there were 99,227 Units and 31,038,473 Shares of Common Stock issued and outstanding. In addition, the Company has 11,656,668 outstanding Public Warrants to purchase 1,165,667 Shares of Common Stock at $50.00 a share. During the period ended June 30, 2018, the Company did not issue or grant any stock awards.

NOTE 16 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of June 30, 2018, under the newly shareholder-approved 2018 Omnibus Plan, no shares of common stock have been awarded.

Under the combined 2008 Omnibus Plan and the renewed 2018 Omnibus Plan, as of April 1, 2018, a total of approximately 4,242,349 shares of common stock have been awarded and there are 374,778 shares of common stock available for future grants of options or stock awards. As of June 30, 2018, we also have outstanding options granted to Advisors to purchase 650,000 common stock, expiring between October 31, 2022 and October 31, 2023, with a weighted average exercise price of $0.34 per share.  The fair value of options is valued at $0.2 million using a Black-Scholes Pricing Model.

Amounts recognized as stock-based compensation expense for the quarter ended June 30, 2018 are as follows:

Quarter ended June 30, 2018
Cost of sales	$15,981
Selling, general and administrative (including research and development)	147,018
Total share compensation to employees	$162,999

Cost of sales	$10,355
Selling, general and administrative (including research and development)	5,622
Total share options to advisors and contractors	$15,977

The cost associated with stock compensation to employees is allocated over the vesting period.  No options were granted or exercised during the quarter ended June 30, 2018.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current if they are expected to be liquidated within the next twelve months.

 | Q1 2019 Form 10-Q

NOTE 18 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative expenses of $553,645 and $442,315, respectively. Selling, general and administrative expenses include expenses related to public company, employee related expenses, depreciation and also research and development.

During the three months ended June 30, 2018 and 2017, the Company recorded research and development expense of $37,381 and $56,538 respectively. All research and development costs are expensed in the quarter in which they are incurred.

NOTE 19 – IMPAIRMENT

There was no impairment during the three months ended June 30, 2018 or 2017.

NOTE 20 – OTHER LOSS - NET

Other loss for the three months ended June 30, 2018 and 2017, amounted to $593 and $36,191, respectively, and included income received from the supply of skilled operators for the heavy equipment rental business and from the rent of the apartment belonging to TBL, which is located in Kochi, India and interest expense,

NOTE 21 –LEFT BLANK INTENTIONALLY.

NOTE 22 – RECONCILIATION OF EPS

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon the exercise of common stock options and warrants (using the if-converted method). The computation of basic loss per share for the period ended June 30, 2018 excludes potentially dilutive securities of 1,806,567 shares underlying share purchase options and warrants, and 29,768 shares from the conversion of outstanding units because their inclusion would be antidilutive.

The weighted average number of shares outstanding as of June 30, 2018 and 2017, used for the computation of basic earnings per share (“EPS”) is 30,981,422 and 25,865,307, respectively. Due to the loss incurred during the three-month period ended June 30, 2018, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

NOTE 23 – SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are components of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker ("CODM") to decide how to allocate resources and evaluate performance. The Company's CODM is considered to be the Company's chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our alternative therapies business started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it now operates in two operating and reportable segments: Alternative Therapies in the U.S and Legacy Business in India and Hong Kong.

 | Q1 2019 Form 10-Q

The following provides information required by ASC 280-10-50-38 Entity-wide Information:

1) The table below shows revenue reported by product and service:

Product & Service

Segments	Quarter Ended June 30, 2018	Percentage of Total Revenue
Legacy infrastructure	$1,477,540	100%
Alternative therapies	-	-%
Total	$1,477,540	100%

2(a) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

Segments	Country	Quarter Ended June 30, 2018	Percentage of Total Revenue
Asia	India	$15,540	1%
	Hong Kong	1,462,000	99%
North America	U.S.	-	-%
Total		$1,477,540	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	U.S. (Country of Domicile)	Foreign Countries (India)	Total
Intangible assets	$132,647	$-	$132,647
Property, plant and equipment, net	989,814	4,979,082	5,968,896
Investments	773,111	22,164	795,275
Other non-current assets	-	460,412	460,412
Total long-term assets	$1,895,572	$5,461,658	$7,357,230

 | Q1 2019 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K filed with the SEC on June 21, 2018.  The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section, as well as discussed elsewhere in this report.

Company Background

We are a Maryland corporation formed in April 2005. Our principal office in the U.S. is in Bethesda, Maryland. As of June 30, 2018, our operational subsidiaries are in Hong Kong and India.

Our Business

The Company’s main focus is to develop and commercialize cannabinoid based alternative therapies for indications such as Alzheimer’s disease, Parkinson’s disease, and pain.  Its lead product is Hyalolextm, an alternative oral therapy for the treatment of symptoms associated with Alzheimer’s disease. The Company has filed several patents for its pipeline of products including ones for the treatment of Parkinson’s Central Nervous System related disorders, eating disorders, and seizures in cats and dogs. The commercialization of Hyalolextm through medical dispensaries is expected to commence in the second half of calendar 2018.

Since its inception, the Company operates a legacy business that involves trading commodities and heavy equipment rental. In addition, the Company plans to leverage its technology and cannabis expertise to build meaningful solutions to address issues facing the cannabis industry using distributed ledgers inherent in blockchain technology.  These would include addressing issues such as product identification assurance (PIA) and product origin assurance (POA), transactional difficulties, and inadequate product labeling. Please see Note 1 in the Financial statements for further information.

Business Segments and Revenue Contribution

The Company has two business segments: legacy infrastructure, and medical cannabis based alternative therapies. The legacy business has two drivers: a) trading of infrastructure commodities like steel, and iron ore, among others and b) rental of heavy equipment.  The legacy infrastructure business contributed 100% of the revenue in the quarter ended June 30, 2018. In fiscal year 2017, our lead product Hyalolextm was in its research and development phase and in fiscal 2018 we began production in anticipation of commercialization in the second half of 2018.

Segments	Three Months Ended June 30, 2018
Legacy infrastructure	$1,477,540
Alternative therapies	-
Total IGC	$1,477,540

Segment 1: Legacy Infrastructure

Since our inception, we have participated in various aspects of the infrastructure industry.  During the fiscal year 2018, we streamlined our legacy infrastructure business to infrastructure commodity trading and heavy equipment rental.  We trade infrastructure commodities like steel and iron ore, among others, and we rent heavy equipment. Our subsidiary, Techni Bharathi Private Ltd (“TBL”) in India is responsible for heavy equipment rental, and its subsidiary IGC Enterprises Ltd. in Hong Kong is responsible for infrastructure trading. We exited the real estate management business conducted through our Malaysian subsidiary Cabaran Ultima and now we account for it as “Investment Held for Sale” at a fair value of $147,500. We hope to sell Cabaran Ultima during fiscal year 2019.

Our strategy for the legacy business is to maintain annual revenue of $3 to $5 million and focus on growing margin by reducing the cost of money and by modest investments in heavy equipment.

 | Q1 2019 Form 10-Q

Segment 2: Alternative therapies (Complementary and Alternative Medicine, “CAM”)

We focus on the development and commercialization of cannabinoid-based combination therapies.  Cannabinoids are chemical compounds that exert a range of effects on the body, including impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. Phytocannabinoids are cannabinoids that occur naturally in the cannabis plant. Some of the compounds found in the cannabis plant are (i) the THC (delta-9-tetrahydrocannabinol) or main psychoactive component with many therapeutic uses and (ii) the non-psychoactive phytocannabinoid, CBD (Cannabidiol), which may be used to provide relief to a variety of symptoms including pain, seizures, and eating disorders.

 Our work and strategy are to use cannabinoids synergistically with other active ingredients that in many cases have been established to treat specific conditions. We seek, through the synergies for our combination therapies, to decrease side effects, increase bio-availability, and enhanced efficacy.  This strategy in some cases leads to “new and improved” products, and in others it results in totally novel products with surprising results, as in the case of Hyalolextm, our product for Alzheimer’s Disease.

Other products that we have in the pipeline are IGC-501 for indications of neuropathic pain; Serosapse for indications of Parkinson’s and other Central Nervous System (CNS) disorders; Caesafin for seizures in cats and dogs; and Natrinol for indications of cancer and AIDS induced nausea and vomiting.  None of these are FDA approved and they are not considered to be pharmaceutical drugs. They fall in the category of nutraceuticals, supplements or Complimentary Alternative Medicines (CAMS).

Our growth and expansion strategies are to commercialize and license our products in states and countries where we can legally enter the market. Our immediate plans are to commercialize Hyalolextm in 10 states starting with Puerto Rico, Maryland, District of Columbia, and California.

We have filed eight provisional patents with the United States Patent and Trademark Office (“USPTO”), in the phytocannabinoid-based combination therapy space, for the indications of pain, medical refractory epilepsy, and cachexia. In addition, in May 2017, we acquired an exclusive license to a patent filed by the University of South Florida Research Foundation entitled “Cannabidiol and Synthetic Dronabinol for treatment of Alzheimer’s Disease.” Although, the Company believes the registration of patents is an important part of its business strategy and its success depends in part on such registration, the Company cannot guarantee that such patent filings will result in a successful registration with the USPTO.

The Company has also developed and deployed a QR code-based system that allows patients to access a website with information on our alternative medicine products, specific per state. As the number of states in which the product is available increases, we expect to expand the backend to a blockchain that allows for inputs directly from growers, processors, and dispensaries. This information will collectively display product identification and product origination by providing the patient with information regarding the origin, chemicals, and processes used to manufacture the product. We expect to expand the QR code-based system in several phases over fiscal 2019.

For more in-depth information regarding our industry, products, services and corporate history, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on June 21, 2018.

Results of Operations

Three Months ended June 30, 2018 Compared to Three Months ended June 30, 2017

Statement of Operations (unaudited)

	Three Months Ended June 30,
	2018	2017	Change	Percent Change
Revenue	$1,477,540	$52,926	$1,424,614	2,691.71%
Cost of revenues	(1,435,598)	(6,880)	(1,428,718)	20,766.26%
Selling, general and administrative expenses	(553,645)	(442,315)	(111,330)	25.17%
Operating loss	$(511,703)	$(396,269)	$(115,434)	29.13%
Other loss - net	(593)	(36,191)	35,598	(98.36% )
Income before income taxes and minority interest attributable to non-controlling interest	$(512,296)	$(432,460)	$(79,836)	18.46%
Tax expense/(benefit)	-	-	-	-
Loss after income taxes	$(512,296)	$(432,460)	$(79,836)	18.46%

 | Q1 2019 Form 10-Q

Revenue - Total revenue was approximately $1.48 million and $53 thousand for the three months ended June 30, 2018 and 2017, respectively. This represents an increase of $1.42 million or 2,691.71%.  In the three-month period ended June 30, 2018, our revenue arose from trading commodities and the equipment rental businesses. In the previous year we reorganized our structure to move the trading business out of our previously acquired subsidiary to an in-house lower-overhead model.  The increase in total revenue is a reflection of that transition and is attributable to an increase in the volume of trading in different types of steel and other infrastructure related material in and outside of India. Our focus in the current year is to increase margins and further de-risk the trading business.

Cost of Revenue (excluding depreciation) – Cost of revenue increased significantly to approximately $1.43 million for the three months ended June 30, 2018, compared to $6.88 thousand for the three months ended June 30, 2017.  The increase in cost of revenue is from the increased revenue and associated expenses for the procurement of material.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were approximately $553 thousand for the three months ended June 30, 2018, as compared to $442 thousand for the three months ended June 30, 2017.  Selling, general and administrative expenses consist primarily of depreciation, research and development, employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions, and write-offs relating to doubtful accounts and advances. The SG&A increase of $111 thousand or 25.17% during the June 2018 quarter is primarily from the allocation of expenses related to the grant of stock awards in FYE 2018.

Other loss – Other loss decreased approximately $35 thousand or 98.36%, to $(593) for the three-month period ended June 30, 2018, as compared to $(36,191) in June 30, 2017. The decrease mainly represents the allocation of some non-cash expense to selling, general and administrative expenses. Other income consists of interest expenses, interest income, and the rent income from an apartment owned by one of our subsidiaries.

Net loss – Net loss was approximately $512 thousand and $432 thousand for the three-month period ended June 30, 2018, and 2017 respectively. The increase in loss of $79 thousand or 18.46% is attributable to an increase in SG&A.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the unaudited consolidated company financials for the three-month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017	Change	Percent Change
Cash, cash equivalents and marketable securities	$1,020,859	$345,610	$675,249	195.38%
Cash in foreign subsidiaries	17,024	193,810	(176,786)	91.22%
Property, plant and equipment, net	5,968,896	952,009	5,016,887	526.98%
Working capital	460,373	623,984	(163,611)	(26.22	) %
Cash used in operating activities	(534,785)	(521,933)	(12,852)	2.46%
Cash used in investing activities	(7,807)	(3,851)	(3,956)	102.73%
Cash provided/(used) in financing activities	$(67,327)	333,206	$(400.533)	(120.21	) %

At the end of June 30, 2018, the Company had approximately $1.02 million in cash and cash equivalents. In the quarter ended June 30, 2018, the non-GAAP total cash burn after adjusting for non-cash items that include ESOPs and other payments paid with common stock, is about $325 thousand.  The cash burn is primarily associated with public company expenses, product R&D, production and marketing of Hyalolextm among others.

In order to initiate filings with the FDA and pre-clinical and clinical medical trials, the Company will need to raise additional capital. We have put in place a “shelf” registration statement on Form S-3 that allows us to raise capital opportunistically and at our discretion based on liquidity and stock price.  In addition, we are exploring other options including a spin-off, a crypto coin, and a partnership, among others.

During the quarter ended June 30, 2018, cash used in operating activities of approximately $534 thousand was a result of $512 thousand of net loss, non- cash adjustments to net income of $177 thousand and a decrease in the net change in operating assets and liabilities of $199 thousand.

 | Q1 2019 Form 10-Q

Cash used in investing activities of approximately $7,807 during the quarter ended June 30, 2018 consisted of cash used for addition in facilities and acquisition of the patent from the University of South Florida.

Cash used in financing activities of approximately $67 thousand during the quarter ended June 30, 2018 consisted primarily of repayment of loan liabilities.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical.  Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates.  Our management believes the policies that fall within this category are the policies on revenue recognition, goodwill, inventories, accounts receivable, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity.

Please see our disclosures on Notes 2 - Summary of Significant Accounting Policies to the Notes to the Unaudited Consolidated Financial Statements in this report and to the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K, filed with the SEC on June 21, 2018, as well as Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations on the same annual report, for a discussion of all our critical and significant accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO), its principal financial (PFO) and its accounting officer (PAO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon that evaluation, our CEO, PFO and PAO concluded that our disclosure controls and procedures were designed a reasonable assurance level and were effective to reasonably ensure that information we are required to disclosed in reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2018 which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 | Q1 2019 Form 10-Q

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

The risk factors below update and complement the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018.

Cannabis remains illegal under U.S federal law, and therefore, strict enforcement of federal laws regarding medical-use cannabis would likely result in slower growth of our business plans, and/or delisting from the NYSE American.

In the U.S., cannabis is a Schedule I controlled substance under the Controlled Substances Act (CSA). Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use and cultivation of cannabis remain violations of federal law that are punishable by imprisonment and substantial fines. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them.

The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. If the federal government were to strictly enforce federal law regarding cannabis, we may not be able to license our product in the U.S. for sale to medical cannabis patients, or we may be subject to federal prosecution. While, these could lead to delisting from the NYSE American, it would not stop us from sales in other parts of the world including Canada and Germany, among others.

In January 2018, the U.S. Department of Justice (DOJ) rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's recent rescission of the Cole Memo and related memoranda is unclear but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally, including processors, growers and dispensaries. This essentially would mean that our market in the U.S. would evaporate, greatly diminishing the scope of our business plan, in the short term, as the U.S. represents 90% of the current cannabis market. However, long term, the trend of the U.S. dominating the cannabis market is changing as other countries introduce medical cannabis legislation.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2018, and must be renewed by Congress.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ's rescission of the “Cole Memo,” supplemental guidance from the DOJ issued under the Obama Administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we license our product will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we license products, would eliminate or slow down our ability to execute our business plan, which would adversely affect the trading price of our securities.

 | Q1 2019 Form 10-Q

FDA regulation of medical-use cannabis could negatively affect the medical-use cannabis industry, which would directly affect our financial condition and our stock price.

Should the federal government legalize cannabis for medical-use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety.

It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical-use cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If our licensees are unable to comply with the regulations or registration as prescribed by the FDA, we may incur significant delays or be unable to derive any revenue from our licensing activities in the U.S.

Our commercial success depends upon attaining significant market acceptance of our products among physicians, nurse practitioners, and patients.

Our product candidates may not gain market acceptance among physicians, nurse practitioners, and patients, which is vital to our commercial success. Market acceptance of our product candidates depend on a number of factors, including:

§	the indications for which the drug is marketed, efficacy, and safety as demonstrated in clinical trials;

§	the timing of market introduction of the product candidate and/or competitive products;

§	acceptance of the drug as a safe and effective treatment by physicians, nurse practitioners, and patients;

§	the potential and perceived advantages of the product candidate over alternative treatments;

§	the cost of treatment in relation to alternative treatments; and

§	the prevalence and severity of adverse side effects.

If our product candidates fail to achieve an adequate level of acceptance by physicians, nurse practitioners, and patients, we will not be able to generate significant revenues, and we may not become or remain profitable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

 None.

 | Q1 2019 Form 10-Q

Item 6.    Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	Aug 6, 2012
3.2	By-laws	S-1	3.2	Feb 14, 2006
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith.

** Furnished herewith.

 | Q1 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 2, 2018	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | Q1 2019 Form 10-Q