Form 10-Q
period 2018-09-30
India Globalization Capital, Inc.
filed 2018-10-16
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

There were approximately 36,347,769 shares of our common stock, par value $0.0001, of the issuer issued and outstanding as of October 9, 2018.

 | Q2 2019 Form 10-Q

India Globalization Capital, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

 | Q2 2019 Form 10-Q

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

 | Q2 2019 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2018 (Unaudited)	March 31, 2018 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,408	$1,658
Accounts receivable, net of allowances	162	558
Inventories	650	486
Investments held for sale	148	148
Other current assets	373	355
Total current assets	$7,741	$3,205
Long-term assets:
Intangible Assets	1,521	128
Property, plant and equipment, net	5,675	6,237
Investments	794	799
Other non-current assets	819	484
Total long-term assets	$8,809	$7,648
Total assets	$16,550	$10,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	45	52
Other current liabilities	659	494
Notes payable	1,800	1,800
Total current liabilities	$2,504	$2,346
Non-current liabilities:
Loans – Other	225	427
Other liabilities	14	15
Total non-current liabilities	$239	$442
Total liabilities	$2,743	$2,788
Stockholders' equity:
Common stock and additional paid in capital al, $0.0001 par value: 150,000,000 shares authorized; and 34,247,769 and 30,764,192 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively. 1,726,565 shares pursuant to three agreements were allocated but not issued as of September 30, 2018.	$71,670	$63,917
Accumulated other comprehensive loss	(2,697)	(2,056)
Retained deficit	(55,166)	(53,796)
Total equity attributable to Parent	$13,807	$8,065
Total stockholders' equity	$13,807	$8,065
Total liabilities and stockholders' equity	$16,550	$10,853

See accompanying Notes to the Condensed Consolidated Financial Statements in this report.

 | Q2 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except loss per shares)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017

Revenues	$811	$235	$2,289	$289
Direct Cost (excluding depreciation)	(793)	(163)	(2,229)	(170)
Selling, general and administrative expenses	(873)	(335)	(1,427)	(721)
Operating loss	$(855)	$(263)	$(1,367)	$(602)
Other expenses, net	(3)	(41)	(4)	(77)
Income before income taxes and minority interest attributable to non-controlling interest	$(858)	$(304)	$(1,371)	$(679)
Net loss	$(858)	$(304)	$(1,371)	$(679)
Net loss attributable to common stockholders	$(858)	$(304)	$(1,371)	$(679)
Loss per share attributable to common stockholders:
Basic & Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Weighted-average number of shares used in computing earnings per share amounts:
Basic & Diluted	31,345	27,355	31,345	27,355

See accompanying Notes to the Condensed Consolidated Financial Statements in this report.

 | Q2 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

 (Unaudited)

	Three months ended September 30,
	2018			2017
	IGC	Non- controlling interest	Total	IGC	Non- controlling interest	Total
Net loss	(858)	-	(858)	$(304)	$-	$(304)
Foreign currency translation adjustments	(334)		(334)	(13)	-	(13)
Comprehensive loss	(1,192)	-	(1,192)	$(317)	$-	$(317)

	Six months ended September 30,
	2018			2017
	IGC	Non- controlling interest	Total	IGC	Non- controlling interest	Total
Net loss	(1,371)	-	(1,371)	$(679)	$-	$(679)
Foreign currency translation adjustments	(641)		(641)	(11)	-	(11)
Comprehensive loss	(2,012)	-	(2,012)	$(690)	$-	$(690)

See accompanying Notes to the Condensed Consolidated Financial Statements in this report.

 | Q2 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended September 30,
	2018	2017
Operating activities:
Net loss	$(1,371)	$(679)
Adjustment to reconcile net loss to net cash:
Depreciation	29	10
Non-cash interest expenses	18	68
Share based compensation and other expenses	399	307
Changes in:
Accounts receivable	$9	$(281)
Inventories	(128)	-
Prepaid expenses, other current and non-current assets	28	17
Trade payables	(7)	197
Other current liabilities and non-current liabilities	172	(266)
Net cash used in operating activities	$(851)	$(627)

Investing activities:
Proceeds from non-current investment	$-	$(2)
Purchase of property and equipment	(3)	(9)
Payment for acquisition and Filing of patents	(13)	(137)
Net cash used in investing activities	$(16)	$(148)

Financing activities:
Issuance of equity stock	$5,885	$938
Repayment of loans	(202)	(94)
Net cash proceed from financing activities	$5,683	$844

Effects of exchange rate changes on cash and cash equivalents	(66)	(10)
Net increase in cash and cash equivalents	4,750	59
Cash and cash equivalents at the beginning of the period	1,658	538
Cash and cash equivalents at the end of the period	$6,408	$597

Supplementary information:
Cash paid for interest	$9	$18
Non-cash items:
Common stock issued for interest payment on notes payable	$18	$68
Common stock issued including ESOP, Consultancy and Other	$399	$349

See accompanying Notes to Consolidated Financial Statements in this report.

 | Q2 2019 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018

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

NOTE 1 – BUSINESS DESCRIPTION

Business

IGC Management’s focus is to develop and commercialize cannabinoid based alternative therapies for indications such as Alzheimer’s disease, Parkinson’s disease, and pain. Our flagship product Hyalolextm, is not a U.S. Food and Drug Administration (“FDA”) approved pharmaceutical product. It is a cannabinoid based alternative oral combination therapy whose active ingredients have been shown to help alleviate symptoms associated with Alzheimer’s disease. The commercialization of Hyalolextm has commenced and we expect revenue in fiscal year 2019, though there can be no assurance as to the amount of such revenue. The Company recently entered the hemp oil / cannabidiol (CBD) infused beverage space and expects to bring a sugar free CBD infused energy drink to market. The Company has filed several patents for its pipeline of products including ones for the treatment of Alzheimer’s, Parkinson’s and Central Nervous System related disorders, pain, eating disorders, seizures in cats and dogs, and an energy drink. In addition, since inception, the Company operates a legacy business that involves trading commodities and heavy equipment rental. Our revenue currently comes from our legacy business.

Business Organization

IGC is a Maryland corporation formed in April 2005.  Our principal place of business is located at 4336 Montgomery Avenue, Bethesda, Maryland 20814. Operationally, our U.S. East Coast based staff works from our corporate office in Potomac, Maryland or nearby virtual offices. We also maintain offices in the State of Washington for our West Coast based staff. Our telephone number is +1 (301) 983-0998.

Our commodity trading, equipment rental, and accounting headquarters are located in Kochi, Kerala, India, housing the majority of our India based staff. In addition, we have employees in Delhi, Nagpur and Chennai, India.

We maintain corporate and product websites at http://www.igcinc.us, http://www.igcpharma.com and http://www.hyalolex.com. The contents of our websites and the downloadable files found therein are not incorporated by reference.

As of September 30, 2018, the Company has operational subsidiaries located in India and Hong Kong. The Company’s filings are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company, for these consolidated financial statements, are set out in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 21, 2018 (the “2018 10-K”), specifically as Note 2 to the consolidated financial statements. These condensed Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and respective notes contained in the Company’s 2018 10-K.  The following is a summary of our significant accounting policies.

 | Q2 2019 Form 10-Q

Basis of presentation and use of estimates

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

In preparing the financial statements management is required to make estimates and assumptions that could affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company’s current fiscal year ends on March 31, 2019. This interim financial information and results contained in this Form 10-Q do not necessarily represent or indicate what the operating results will be for any other interim period or for the fiscal year ending March 31, 2019.

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

The reporting currency of the Company is U.S. Dollar (USD). The Company’s subsidiaries have US Dollar, Indian Rupee (INR), and Hong Kong dollar (HKD) as functional currencies. Changes in functional currency amounts that result from the measurement of foreign currency transactions into the functional currency are included in net income.

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

Recent Accounting Pronouncements

Adopted

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of its’ retained deficit to account for the implementation of the new requirements of this standard. The Company does not expect the adoption of this guidance to have a material effect on its results of operations in future periods.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU became effective for the Company beginning in the first quarter of fiscal year 2019. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 is not expected to have a material impact on its consolidated financial statements.

 | Q2 2019 Form 10-Q

Not yet adopted

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to about $162 thousand and about $558 thousand as of September 30, 2018, and March 31, 2018, respectively.  The accounts receivable net of reserves for the quarter ended September 30, 2018 stems primarily from commodity trading and the rental of heavy construction equipment.

NOTE 4 – INVENTORY

	(in thousands)
	As of September 30, 2018	As of March 31, 2018
Work In Progress	$650	$486
Total	$650	$486

The Company’s policy, consistent with ASC 330, is to book the cost of producing components and completed products as inventory.  The products and/or its components will either be sold, or used for educational and marketing demonstrations, over the next twenty-four months.  Management evaluates its policy on inventory periodically.

 | Q2 2019 Form 10-Q

NOTE 5 – INVESTMENT HELD FOR SALE

Our wholly-owned Malaysian-based subsidiary, Cabaran Ultima operates a real estate management business.  Our board decided to exit this business and as of March 31, 2018, we accounted for our investment in Cabaran Ultima as “Investment Held for Sale” valued at $147,500.  We expect to dispose of Cabaran Ultima in the fiscal year ending March 31, 2019.

NOTE 6 – INVESTMENT

Investment for each of the periods ended September 30, 2018, and March 31, 2018, consists of the following:

	(in thousands)
	As of September 30, 2018	As of March 31, 2018
Investment in equity shares of unlisted company (i)	$21	$26
Investment in affiliates (ii)	773	773
Total	$794	$799

(i)

The movement between the two reporting periods is based on the sale at fair value of 3% of the investment in the amount of $2,261 to a director of our subsidiary and fluctuations in the exchange rate. The investment is recorded at cost.

(ii)

This amount represents our investment in Midtown Partners & Co., LLC (“MTP). The investment is recorded at cost. We do not have any influence over the operations of MTP.  Please see Note 11 - Related Party Transactions for more information on MTP.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period. We concluded that as at September 30, 2018, no impairment provision was required against the carrying value of the investments.

NOTE 7 – OTHER CURRENT AND NON-CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	(in thousands)
	As of September 30, 2018	As of March 31, 2018
Advance to suppliers, others & services	$101	$299
Statutory advances	40	44
Deposit and other current assets	232	12
Total	$373	$355

Other non-current assets consist of the following:

	(in thousands)
	As of September 30, 2018	As of March 31, 2018
Non-current deposits	$16	$18
Claims receivable (1)	385	-
Other advances	418	466
Total	$819	$484

(1)

The claims receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of September 30, 2018. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that this organization will become insolvent and unable to make payment.

 | Q2 2019 Form 10-Q

NOTE 8 – INTANGIBLE ASSETS

The movement in intangible assets is given below.

	(in thousands)
	As of September 30, 2018	As of March 31, 2018
Patent & Other Intangible Assets at the beginning of the period	$128	$-
Patent acquisition and filing expenses	46	128
Acquisition of Right of Distribution and Technology(ii)	1,347	-
Total	$1,521	$128

(i)	The value of intangibles includes the acquisition of patent rights, data, and the filing of patents. The amortization of acquired patent rights is 15 years.

(ii)

On September 25, 2018, IGC executed a Strategic Distributor and Partnership Agreement for products, including a sugar free, energy drink called ‘Nitro G,’ in exchange for 797 thousand restricted, unregistered common stock. The Fair Market Value (FMV) of the restricted shares was mutually agreed by the parties to be about $1,347 thousand. This amortization period for this intangible asset is ten years, which is the initial period of the Agreement. The Company periodically evaluates its impairment policy.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands, except useful life details)
Category	Useful Life (years)	As of September 30, 2018	As of March 31, 2018
Land	N/A	$4,645	$5,175
Building & facilities	25	1,252	1,329
Plant and machinery	20	1,529	1,703
Computer equipment	3	162	159
Office equipment	5	114	115
Furniture and fixtures	5	64	65
Vehicles	5	290	292
Total Gross Value		$8,056	$8,838
Less: Accumulated depreciation		$(2,381)	$(2,601)
Total Net PP&E		$5,675	$6,237

Depreciation expense in the quarter ended in September 30, 2018 and 2017, amounted to $14.4 thousand and $4.3 thousand, respectively. For the six months ended September 30, 2018 and 2017, it amounted to $29 thousand and $10 thousand, respectively. Depreciation expense for the fiscal year ended March 31, 2018 was $19.4 thousand. The decrease in total net PP&E as well as the decrease in accumulated depreciation is primarily due to changes in the exchange rate between the Indian rupee and the US dollar for assets held by our foreign subsidiaries in India.

For more information, please refer to Note 23 – Segment Information for the long-term assets other than financial instruments held in the country of domicile and foreign countries.

 | Q2 2019 Form 10-Q

NOTE 10– OTHER CURRENT AND NON-CURRENT LIABILITIES

Other current liabilities consist of the following:

	(in thousands)
	As of September 30, 2018	As of March 31, 2018
Statutory payables	$2	$4
Employee related liabilities	204	204
Accrued expenses	453	286
Total	$659	$494

Employee related liabilities consists of salary payable to employees. Accrued expenses consist primarily of amounts payable against services related to audit, legal, marketing, etc., in the normal course of business.

 Other non-current liabilities consist of the following:

	(in thousands)
	As of September 30, 2018	As of March 31, 2018
Statutory reserve	$14	$15
Total	$14	$15

Statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 11 - RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland.  In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities and services rendered in Washington State.  We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, and Washington State, that the fee charged by the affiliates are at least as favorable as we could have obtained from an unaffiliated third party and these payments are not considered, or meant to be, compensation to our CEO.  The rental agreement for the Maryland location is on a month-to-month basis and may be terminated by our Board of Directors of the Company at any time without notice. The rental agreement for Washington State facilities expires on December 31, 2018, unless renewed by mutual consent.  During the quarter ended September 30, 2018, the total rent paid to the affiliates were $13,500 for the office space (and administrative services) in Maryland, and $18,300 for the facilities in Washington State. As of September 30, 2018, the Company has a net unpaid balance of $112,575 in compensation to our CEO.

Loans by Related Parties:

We have a secured working capital loan from an affiliate of our CEO that had a loan balance of $107,500 as of September 30, 2018, and March 31, 2018, at an annual interest rate of zero percent, due February 23, 2022.  There is no prepayment penalty.  The assets of the Company secure the loan.

Loans to Related Parties

On April 30, 2015, we loaned $70,000 in working capital to Apogee Financial Services for Midtown Partners, LLC.  The loan is outstanding as of September 30, 2018.

 | Q2 2019 Form 10-Q

NOTE 12 – NOTES PAYABLE

 Since October 16, 2009, the Company has had a no-interest note with Bricoleur Partners, L.P. (‘Bricoleur’) in the amount of $1.8 million. The maturity date of the loan has been extended various times, and, as of September 30, 2018, Bricoleur’s position is that the loan is outstanding. From October 16, 2009, through March 31, 2018, the Company issued a total of approximately 1.9 million “penalty” shares, paid incrementally for every month that the loan has been outstanding, valued at approximately $2.7 million, based on the market value of the shares at each instance of issuance. According to the IRS rules these amounts are non-deductible for the Company. In November 2017, the Company asked the shareholders to vote for a resolution that allowed the Company to deliver up to an additional 2,000,000 shares of the Company to Bricoleur. After several adjournments to garner support from shareholders, this resolution failed to pass. Despite the categorization of the share issuances under the broad category of interest on past financial statements, the Company believes that these payments of shares constitute a repayment of debt, at least in substantial part. On May 2, 2018, the Company filed a lawsuit in the Circuit Court for Montgomery County, Maryland, seeking a declaratory judgment that the shares issued to Bricoleur by the Company represent payment on the loan and damages for improper lending practices under Maryland law. The lawsuit is currently pending.

NOTE 13 – SECURED LOANS - OTHER

The Company’s total cash interest expense for the quarters ended September 30, 2018, and 2017, was about $4,500 and about $9,932, respectively.

As of September 30, 2018, the Company had three secured loans categorized as Loans-Other from related parties totaling about $225,250 at an average annual interest rate of 10%:

Loan 1: We have a loan from an individual for $50,000, at an annual interest rate of 15%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

Loan 2: We have a loan for $67,750 from an affiliate of our CEO, at an annual interest rate of 15%, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

Loan 3: We have a working capital loan with a balance of $107,500 as of September 30, 2018, from an affiliate of our CEO, at an annual interest rate of zero percent, due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan.

The Company repaid $202,250 in loans from related parties during the six-months ended September 30, 2018.

NOTE 14 – COMMITMENTS AND CONTINGENCY

The Company currently has no commitments or contingency, which are required to be reported.

NOTE 15 – COMMON STOCK AND ADDITIONAL PAID UP CAPITAL

We have one security listed on the NYSE American: Common Stock, $.0001 par value (ticker symbol: IGC) (“Common Stock”). This security is also available for trading on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants listed on the OTC markets (ticker symbol: IGC.WT. CUSIP number 45408X118 expiring on March 6, 2019) to purchase Common Stock.

We have Units that are not listed consisting of one share of Common Stock and two redeemable warrants to purchase Common Stock. The Unit holders are requested to contact the Company to get their existing Units separated into Common Stock and Warrants. The Company’s outstanding warrants are exercisable and may be exercised by contacting IGC or the transfer agent, Continental Stock Transfer & Trust Company. The Company has a right to call the warrants, provided the Common Stock has traded at a closing price of at least $85.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company calls the warrants, either the holder will have to exercise the warrants by purchasing one share of Common Stock from the Company by surrendering 10 warrants and a payment of $50.00, or the warrants will expire. In accordance with the terms of the outstanding warrant agreement between the Company and its warrant holders, the Company in its sole discretion may lower the price of its warrants at any time prior to their expiration date.

 | Q2 2019 Form 10-Q

As of September 30, 2018, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001, and there were 91,772 Units and 34,247,769 Shares of Common Stock issued and outstanding. In addition, the Company has 11,671,578 outstanding Public Warrants to purchase 1,167,158 Shares of Common Stock by surrendering 10 warrants and a payment of $50.00 in exchange for each share. During the period ended September 30, 2018, the Company issued 120,000 shares pursuant to a marketing agreement and sold 3,900,000 shares pursuant to the At-the-Market Offering Agreement dated September 24, 2018, out of which 1,800,000 shares settled as of September 30, 2018.

As of September 30, 2018, the Company allocated, but not issued, 1,666,565 shares, stemming from two different agreements. In addition, 60,000 options were exercised by one of our advisors.

NOTE 16 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, “Compensation-Stock Compensation” (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of September 30, 2018, under the newly shareholder-approved 2018 Omnibus Incentive Plan, 262,228 shares of common stock have been awarded and issued.

Under the combined 2008 Omnibus Incentive Plan and the renewed 2018 Omnibus Incentive Plan, as of April 1, 2018, a total of 4,439,899 shares of common stock have been awarded and issued, and there are no shares of common stock available for future grants of options or stock awards. In addition, there are outstanding options granted to Advisors to purchase 910,000 common stock, expiring between October 31, 2022 and October 31, 2023, with a weighted average exercise price of $0.34 per share.  The options are fair valued at $0.35 million using a Black-Scholes Pricing Model.

The amount recognized as stock-based compensation for the six-month period ended September 30, 2017, is immaterial and for the three-month and six-month periods ended September 30, 2018, is as follows:

	(in thousands)
	Three Months ended September 30, 2018	Six months ended September 30, 2018
Cost of sales	$-	$13
Selling, general and administrative (including research and development)	114	243
Total stock compensation to employees	$114	$256

Cost of sales	$-	10
Selling, general and administrative (including research and development)	13	19
Intangible assets	30	30
Total options to advisors and vendors	$43	$59

In the quarter ended September 30, 2018, the Company issued 1,025,000 shares. These shares were part of a special grant to employees and directors granted in the fiscal year ended March 31, 2017. The shares vested over a period of one year. The expense related to these shares is reflected in the quarter ended September 30, 2018. In the same period, the Company also granted 320,000 options to advisors. In the quarter, 60,000 options were exercised.

 | Q2 2019 Form 10-Q

Summary of Options

Number of options (in thousands)
Balance as of March 31 2018	$650
Option Granted during the period	$320
Option Exercise during the period	$(60)
Balance as of September 30 2018	$910

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature.  Such financial instruments are classified as current if they are expected to be liquidated within the next twelve months.

NOTE 18 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended September 30, 2018, and 2017, the Company recorded selling, general and administrative expenses of $873 thousand and $335 thousand. For the six months ended September 30, 2018, and 2017, SG&A amounted to $1,427 thousand and $721 thousand respectively. Selling, general and administrative expenses include expenses related to public company, employee related expenses, depreciation, and research and development.

During the three months ended September 30, 2018 and 2017, the Company recorded research and development expense of $237 thousand and $78 thousand, respectively. All research and development costs are expensed in the quarter in which they are incurred.

NOTE 19 – IMPAIRMENT

No impairment is recorded for the three or six-month periods ended September 30, 2018 and 2017.

NOTE 20 – OTHER LOSS - NET

Other loss for the three months ended September 30, 2018 and 2017, amounted to $3 thousand and $41 thousand, respectively. For the six months ended September 30, 2018 and 2017, other loss amounted to $4 thousand and $77 thousand, respectively. Such amounts include income received from the supply of skilled operators for the heavy equipment rental business and from miscellaneous rental income.

NOTE 21 – INTENTIONALLY LEFT BLANK

NOTE 22 – RECONCILIATION OF EPS

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon the exercise of common stock options and warrants (using the if-converted method). The computation of basic loss per share for the period ended September 30, 2018, excludes potentially dilutive securities of 2.3 million shares underlying share purchase options, unvested shares granted to employees, and warrants, as well as 27,532 shares from the conversion of outstanding units, because their inclusion would be antidilutive.

The weighted average number of shares outstanding as of September 30, 2018 and 2017, used for the computation of basic earnings per share (“EPS”) is 31,344,648 and 27,355,826, respectively. Due to the loss incurred during the three and six-month periods ended September 30, 2018, and 2017, all of the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

 | Q2 2019 Form 10-Q

NOTE 23 – SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are components of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker ("CODM") to decide how to allocate resources and evaluate performance. The Company's CODM is considered to be the Company's chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our alternative therapies business started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: Alternative Therapies and Legacy Business.

The following provides information required by ASC 280-10-50-38 Entity-wide Information:

1) The table below shows revenue reported by product and service:

Product & Service

	(in thousands)
Revenue by Segment	Six months Ended September 30, 2018	Percentage of Total Revenue
Legacy infrastructure	$2,289	100%
Alternative therapies	-	-%
Total	$2,289	100%

2(a) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries.  Revenue is attributed to an individual country if the invoice made to the customer originates in that country.  The basis for originating an invoice is the underlining agreement.

		(in thousands)
Segments	Country	Six months Ended September 30, 2018	Percentage of Total Revenue
Asia	India	$59	3%
	Hong Kong	2,230	97%
North America	U.S.	-	-%
Total		$2,289	100%

2(b) The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	U.S. (Country of Domicile)	Foreign Countries (India)	Total
Intangible assets	$1,521	$-	$1,521
Property, plant and equipment, net	976	4,699	5,675
Investments	773	21	794
Other non-current assets	-	819	819
Total long-term assets	$3,270	$5,539	$8,809

 | Q2 2019 Form 10-Q

NOTE 24 – SUBSEQUENT EVENTS

On October 2, 2018, we completed the At-The-Market equity offering managed by The Benchmark Company, LLC and ViewTrade Securities, Inc. as described in the prospectus supplements filed with the SEC on September 24, 2018 and October 1, 2018. A total of 3,854,375 shares of common stock were sold at a weighted average stock price of approximately $6.12, representing gross proceeds of approximately $23.6 million. The Company is no longer offering shares of common stock under these programs.

On October 4, 2018, we filed a provisional method and composition patent application (IGC-509) with the U.S. Patent and Trademark Office (USPTO) for the treatment of fatigue and energy restoration. This patent filing is one of a series of steps in the Company’s development and commercialization plan to support the creation of a branded, hemp/CBD sugar-free energy drink, which was previously disclosed by the Company on September 25, 2018.

 | Q2 2019 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended September 30, 2018, and the Annual Report on Form 10-K filed with the SEC on June 21, 2018.  The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section, as well as discussed elsewhere in this report.

Company Background

We are a Maryland corporation formed in April 2005. Our principal place of business is in Maryland, U.S.A. Our operational subsidiaries are in Hong Kong and India.

Our Business

IGC Management’s focus is to develop and commercialize cannabinoid based alternative therapies for indications such as Alzheimer’s disease, Parkinson’s disease, and pain. Our flagship product Hyalolextm, is not a U.S. Food and Drug Administration (“FDA”) approved pharmaceutical product. It is a cannabinoid based alternative oral combination therapy whose active ingredients have been shown to help alleviate symptoms associated with Alzheimer’s disease. The commercialization of Hyalolextm has commenced and we expect revenue in fiscal year 2019, though there can be no assurance as to the amount of such revenue. The Company recently entered the hemp oil / cannabidiol (CBD) infused beverage space and expects to bring a sugar free CBD infused energy drink to market. The Company has filed several patents for its pipeline of products including ones for the treatment of Alzheimer’s, Parkinson’s and Central Nervous System related disorders, pain, eating disorders, seizures in cats and dogs, and an energy drink. In addition, since inception, the Company operates a legacy business that involves trading commodities and heavy equipment rental. Our revenue currently comes from our legacy business.

Business Segments and Revenue Contribution

The Company has two business segments: legacy infrastructure, and medical cannabis based alternative therapies. The legacy business has two drivers: (a) trading of infrastructure commodities like steel, and iron ore, among others, and (b) rental of heavy equipment.  The legacy infrastructure business contributed 100% of the revenue in the quarter ended September 30, 2018.  In fiscal year ending March 31, 2018, our lead product Hyalolextm was in its research and development phase, and in fiscal year ending March 31, 2019, we began production in anticipation of commercialization.

(In thousands)
Revenue Segments	Three Months Ended September 30, 2018
Legacy infrastructure	$811
Alternative therapies	-
Total IGC	$811

Segment 1: Legacy Infrastructure

Since our inception, we have participated in various aspects of the infrastructure industry.  During the fiscal year ended March 31, 2018, we streamlined our legacy infrastructure business to infrastructure commodity trading and heavy equipment rental.  We trade infrastructure commodities like steel and iron ore, among others, and we rent heavy equipment. Our subsidiary, Techni Bharathi Private Ltd (“TBL”) in India is responsible for heavy equipment rental, and its subsidiary IGC Enterprises Ltd. Operating in Hong Kong is responsible for infrastructure trading. We exited the real estate management business conducted through our Malaysian subsidiary Cabaran Ultima and now we account for it as “Investment Held for Sale” at a fair value of $147,500. We expect to dispose Cabaran Ultima.

 | Q2 2019 Form 10-Q

Our strategy for the legacy business is to maintain annual revenue of $3 to $5 million and focus on growing margin by reducing the cost of operations and by investments in heavy equipment.

 Segment 2: Alternative therapies (Complementary and Alternative Medicine, “CAM”)

We focus on the development and commercialization of cannabinoid-based combination therapies.  None of our products or therapies are FDA approved pharmaceuticals. Cannabinoids are chemical compounds that exert a range of effects on the body, including impacting the immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. Phytocannabinoids are cannabinoids that occur naturally in the cannabis plant. Some of the compounds found in the cannabis plant are (i) the THC (delta-9-tetrahydrocannabinol) or main psychoactive component with many therapeutic uses, and (ii) the non-psychoactive phytocannabinoid, CBD (Cannabidiol), which may be used to provide relief to a variety of symptoms including pain, seizures, and eating disorders.

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

Other complimentary products that we have in the pipeline are IGC-501 for indications of neuropathic pain; Serosapse for indications of Parkinson’s and other Central Nervous System (CNS) disorders; Caesafin for seizures in cats and dogs; and Natrinol for indications of cancer and AIDS induced nausea and vomiting.  None of these are FDA approved and they are not considered to be pharmaceutical drugs. They fall in the category of nutraceuticals, supplements or Complimentary Alternative Medicines (CAMS). We are also working on a hemp-oil-CBD-infused energy drink.

Our growth and expansion strategies are to commercialize and license our products in states and countries where we can legally enter the market.

We have filed provisional patents with the United States Patent and Trademark Office (“USPTO”), in the phytocannabinoid-based combination therapy space, for the indications of pain, medical refractory epilepsy, and cachexia, and to protect the intellectual property for our hemp-oil-CBD-infused energy drink. In addition, in May 2017, we acquired an exclusive license to a patent filed by the University of South Florida Research Foundation entitled “Cannabidiol and Synthetic Dronabinol for treatment of Alzheimer’s Disease.” Although, the Company believes the registration of patents is an important part of its business strategy and its success depends in part on such registration, the Company cannot guarantee that such patent filings will result in a successful registration with the USPTO.

The Company has also developed and deployed a QR code-based system that allows patients to access a website with information on our alternative medicine products, specific to a state. As the number of states in which the product is available increases, we expect to expand the backend to a blockchain that allows for inputs directly from growers, processors, and dispensaries. This information will collectively display product identification and product origination by providing the patient with information regarding the origin, chemicals, and processes used to manufacture the product. We expect to expand the QR code-based system in several phases over fiscal 2019.

For more in-depth information regarding our industry, products, services and corporate history, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on June 21, 2018.

 | Q2 2019 Form 10-Q

Results of Operations

Three Months ended September 30, 2018, Compared to Three Months ended September 30, 2017

Statement of Operations

	(in thousands, unaudited)
	Three Months Ended September 30,
	2018	2017	Change	Percent Change
Revenue	$811	$235	$576	245.10%
Direct Cost	(793)	(163)	(630)	386.50%
Selling, general and administrative expenses	(873)	(335)	(538)	160.59%
Operating loss	$(855)	$(263)	$(592)	225.09%
Other loss - net	(3)	(41)	38	(92.68)%
Income before income taxes and minority interest attributable to non-controlling interest	$(858)	$(304)	$(554)	182.23%
Tax expense/(benefit)	-	-
Loss after income taxes	$(858)	$(304)	$(554)	182.23%

Revenue - Total revenue was about $811 thousand and about $235 thousand for the three months ended September 30, 2018, and 2017, respectively. This represents an increase in revenue of about $576 thousand or about 245%.  In the three-month period ended September 30, 2018, our revenue arose from trading commodities and the equipment rental businesses.  The increase in total revenue is attributable to an increase in the volume of trading in different types of steel and other infrastructure related material in and outside of India. Our focus in the current year is to increase margins and further de-risk the trading business.

Direct Cost (excluding depreciation) – Direct Cost increased to about $793 thousand for the three months ended September 30, 2018, compared to $163 thousand for the three months ended September 30, 2017.  The increase in direct cost is from the increased revenue and associated expenses for the procurement of material. We expect to move the trading business to higher margin commodities, like river sand, and establish larger supplier contracts.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) was about $873 thousand for the three months ended September 30, 2018, compared to about $335 thousand for the three months ended September 30, 2017.  SG&A consists primarily of depreciation, research and development, employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions, and write-offs relating to doubtful accounts and advances. The SG&A increase of about $538 thousand or about 160 % during the quarter ended September 30, 2018, is primarily related to non-cash expenses recorded for the grant of options or shares to employees, advisors, and contractors.

 Net loss – Net loss was about $858 thousand and about $304 thousand for the three-month periods ended September 30, 2018, and 2017, respectively. The $554 thousand increase in loss (182 % increase) is attributable to an increase in SG&A as explained above.

 | Q2 2019 Form 10-Q

Six Months ended September 30, 2018, Compared to Six Months ended September 30, 2017

Statement of Operations

	(in thousands, unaudited)
	Six Months Ended September 30,
	2018	2017	Change	Percent Change
Revenue	$2,289	$289	$2,000	692%
Direct Cost	(2,229)	(170)	(2,059)	1,211%
Selling, general and administrative expenses	(1,427)	(721)	(706)	97%
Operating loss	$(1,367)	$(602)	$(765)	127%
Other loss – net	(4)	(77)	73	(94)%
Income before income taxes and minority interest attributable to non-controlling interest	$(1,371)	$(679)	$(692)	101%
Tax expense/(benefit)
Loss after income taxes	$(1,371)	$(679)	$(692)	101%

Revenue - Total revenue was about $2.29 million for the six months ended September 30, 2018, compared to about $289 thousand for the six months ended September 30, 2017.  This represents an increase of $2 million or 692%.  In the six-month period ended September 30, 2018, our revenue arose from trading commodities and the equipment rental businesses. In the previous year we reorganized our structure to move the trading business out of our previously acquired subsidiary to an in-house lower-overhead model.  The increase in total revenue is a reflection of that transition and is attributable to an increase in the volume of trading commodities in and outside of India. Our focus in the current year is to increase margins and further de-risk the trading business. We expect to achieve this through long term contracts that were previously not possible due to our limited financial resources.

Direct Cost (excluding depreciation) – The direct cost for the six months ended September 30, 2018, was about $2.22 million, compared to about $170 thousand for the six months ended September 30, 2017.  The increase in the direct cost stems from an increase in the volume of business, as reflected in the increase in revenue, and is related to the steel trading and rental business.

Selling, General and Administrative - Selling, general and administrative expenses (SG&A) was approximately $1.42 million for the six months ended September 30, 2018, compared to $721 thousand for the six months ended September 30, 2017.  SG&A consists primarily of depreciation, research and development, employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions, and write-offs relating to doubtful accounts and advances. The SG&A increase of $707 thousand or 97.91 % during the six months ended September 30, 2018, is primarily from the allocation of non-cash expenses related to the grant of stock awards in fiscal year ended March 31, 2018.

Net loss – Net loss was approximately $1.37 million and approximately $679 thousand for the six-month periods ended September 30, 2018 and 2017, respectively.

 | Q2 2019 Form 10-Q

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the unaudited consolidated company financials for the six-month periods ended September 30, 2018, and 2017.

	(in thousands, unaudited)
	Six Months Ended September 30,
	2018	2017	Change	Percent Change
Cash, cash equivalents and marketable securities	$6,408	$597	$5,811	973%
Cash in foreign subsidiaries	52	409	(357)	(87%)
Property, plant and equipment, net	5,675	953	4,722	495%
Working capital	5,237	804	4,433	551%
Cash used in operating activities	(851)	(627)	(224)	35%
Cash used in investing activities	(16)	(148)	132	(89%)
Cash provided by financing activities	$5,683	844	$4,839	573%

At the end of September 30, 2018, the Company had about $6.41 million in cash and cash equivalents. In the quarter ended September 30, 2018, the non-GAAP total cash burn after adjusting for non-cash items that include ESOPs and other payments made with common stock, is about $506 thousand.  The cash burn is primarily associated with public company expenses, increased product R&D, production, and getting Hyalolextm ready for market, among others.

The Company believes that it has adequate financial resources to meets its short-term goals including marketing Hyalolex, developing and marketing a drink formulation, marketing several other complimentary medications, initiating filings with the FDA and conducting small clinical trials, amongst others.

During the six months ended September 30, 2018, cash used in operating activities of about $851 thousand was a result of $1.37 million of net loss, non- cash adjustments to net income of $446 thousand and a decrease in the net change in operating assets and liabilities of $74 thousand.

Cash provided by financing activities of $5.68 million during the six months ended September 30, 2018, consisted primarily of funds raised by the sale of equity shares through the Company’s ATM programs.

Off-Balance Sheet Arrangements

On September 22, 2018, and October 1, 2018, the Company entered into two At-the-Market Offering Agreements with The Benchmark Company, LLC (“Benchmark”) and ViewTrade Securities, Inc. (“ViewTrade” and together with Benchmark, the “Managers”) pursuant to which the Managers acted as the Company’s sales agents with respect to the issuance and sale of up to an aggregate of $30,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an at-the-market public offering (the “Offering”).

Sales of the Shares through the Managers were made directly on the NYSE American, on any other existing trading market for our common stock or to or through a market maker. The Managers did not sell the Shares in privately negotiated transactions. The Company paid its Managers a commission equal to 5.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Shares were sold and issued pursuant the Company’s shelf registration statements on Form S-3 (File No. 333-201822), which became effective on April 8, 2015, and (File No. 333-224082), which was declared effective by the Securities and Exchange Commission on May 11, 2018 (the “Registration Statement”), and a related prospectus supplement.

 | Q2 2019 Form 10-Q

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

Please see our disclosures on Notes 2 - Summary of Significant Accounting Policies to the Notes to the Unaudited Consolidated Financial Statements in this report and to the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K, filed with the SEC on June 21, 2018, as well as Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations on the same annual report, for a discussion of all our critical and significant accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO), its principal financial officer (PFO) and its principal accounting officer (PAO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2018, which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 | Q2 2019 Form 10-Q

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material legal proceedings against the Company.

Item 1A.  Risk Factors

The risk factors below update and complement the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018.

The non-passage of the 2018 Farm bill can be detrimental to our stock price.

The Agricultural Act of 2014, which became law on February 7, 2014, is also known as the Farm Bill. Section 7606 of this federal statute, titled “Legitimacy of Industrial Hemp Research,” gave authorization to state departments of agriculture and institutions of higher learning, in states that have legalized hemp cultivation, to grow the crop for research and pilot programs. Since the implementation of the Farm Bill, more than 30 states have passed laws regarding industrial hemp.

The 2018 Farm Bill, if passed, includes the Hemp Farming Act of 2018, which will remove hemp as a designated as controlled substance, legalizing the crop under federal law, which will allow CBD derived from hemp to be legally sold in all 50 states. The Bill, which has the support of Senate Majority Leader Mitch McConnell, is awaiting congressional approval, which would replace the 2017 Farm Bill, which expired on September 30th.

The CBD infused energy drink, as well as Hyalolex and some of our other products, may be redesigned to use hemp-based extracts rendering them federally legal in all 50 states. This opens up the market well beyond the medical cannabis market. However, non-passage of the bill will impact our ability to sell products in all 50 states and could be detrimental to the price of our stock.

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

Although, the Company does not directly sell cannabis our formulations when licensed to U.S. processors could be construed as aiding and abetting the licensee or others to violate federal controlled substance laws or to conspire with them to violate the laws. While, there are companies listed on the NYSE that service the medical cannabis industry, it is unclear if the NYSE American will apply their findings uniformly. Revenue from licensing medical cannabis formulations directly to entities in the U.S., could lead to a delisting from the NYSE American. However, it would not stop the Company from sales in other parts of the world where medical cannabis is legal. A delisting from the NYSE American would require the Company to list on the OTC exchange in the U.S., which may adversely affect the price of our common stock.

 | Q2 2019 Form 10-Q

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In January 2018, IGC entered into a one-year marketing, tele-detailing and branding of IGC products for a consideration of an aggregate of 120,000 shares of IGC common stock, out of which 40,000 shares were issued by the quarter ended September 30, 2018.

On September 12, 2018, IGC entered into the Q2 2019 Stock Purchase Agreement (“Q2 2019 SPA”) with an investor relating to the sale and issuance by our company to the investor of an aggregate of 869,565 shares of our common stock, for a total purchase price of $1,000,000 or $1.15 per share.  The investment was subject to customary closing conditions including NYSE American approval.  The investor received restricted shares of IGC common stock. IGC intends to use the estimated net proceeds from this transaction to fund our working capital and capital expenditure requirements over the next 12 months, which include working capital expenses and Hyalolex branding and marketing.

On September 25, 2018, IGC entered into a Strategic Distributor and Partnership Agreement for products including an energy drink for which the Company will pay 797,000 shares of restricted, unregistered, common stock valued at about $1.347 million.

The issuances described above were made pursuant to the exemption provided under Section 4(d) of the Securities Act of 1933, as amended.

 | Q2 2019 Form 10-Q

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

 None.

 | Q2 2019 Form 10-Q

Item 6.    Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	Aug 6, 2012
3.2	By-laws	S-1	3.2	Feb 14, 2006
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
10.1	At-The-Market Offering Agreement dated October 1, 2018, by and among India Globalization Capital, Inc., The Benchmark Company, LLC and ViewTrade Securities, Inc.	8-K	10.1	Oct 1, 2018
10.2	At-The-Market Offering Agreement dated September 22, 2018, by and among India Globalization Capital, Inc., The Benchmark Company, LLC and ViewTrade Securities, Inc.	8-K	10.1	Sept 24, 2018
10.3	Form of Q2 2019 Stock Purchase Agreement.	8-K	10.1	Sept 12, 2018
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

 * Filed herewith.

** Furnished herewith.

 | Q2 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: October 15, 2018	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2018	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

  | Q2 2019 Form 10-Q