Form 10-Q
period 2018-12-31
India Globalization Capital, Inc.
filed 2019-02-12
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2018

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

There were 39,586,822 shares of common stock, par value $0.0001, of the issuer outstanding as of January 31, 2019.

 | Q3 2019 Form 10-Q

India Globalization Capital, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2018

 | Q3 2019 Form 10-Q

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

 | Q3 2019 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31, 2018 (Unaudited)	March 31, 2018 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$27,033	$1,658
Accounts receivable, net of allowances	201	558
Inventories	-	486
Investments held for sale	148	148
Current deposits & advances	778	355
Total current assets	$28,160	$3,205

Intangible assets	1,554	128
Property, plant and equipment, net	5,864	6,237
Investments	794	799
Non-current claims and advances	787	484
Total assets	$37,159	$10,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables & accrued expenses	534	546
Notes payable	-	1,800
Total current liabilities	$534	$2,346

Loans & reserves	64	442

Total liabilities	$598	$2,788
Stockholders' equity:
Common stock and additional paid in capital, $0.0001 par value: 150,000,000 shares authorized; and 39,586,822 and 30,764,192 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively. 797,000 shares pursuant to an agreement were allotted but not issued as of December 31, 2018.	$95,333	$63,917
Accumulated other comprehensive loss	(2,457)	(2,056)
Deficit	(56,315)	(53,796)
Total stockholders' equity	$36,561	$8,065
Total liabilities and stockholders' equity	$37,159	$10,853

See accompanying Notes to the Condensed Consolidated Financial Statements in this report.

 | Q3 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except loss per shares)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

Revenue	$1,285	$762	$3,574	$1,051
Direct cost (excluding depreciation)	(1,240)	(723)	(3,469)	(893)
Gross Profit	45	39	105	158
Selling, general and administrative expenses	(807)	(512)	(1,955)	(1,175)
Research and development	(166)	-	(445)	(58)
Inventory write off	(650)	-	(650)	-
Operating loss	$(1,578)	$(473)	$(2,945)	$(1,075)
Other (expenses)/income, net	430	(60)	426	(136)
Net loss	$(1,148)	$(533)	$(2,519)	$(1,211)
Loss per share attributable to common stockholders:
Basic & Diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)
Weighted-average number of shares used in computing loss per share amounts:
Basic & Diluted	39,356	28,169	34,035	27,126

See accompanying Notes to the Condensed Consolidated Financial Statements in this report.

 | Q3 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

 (Unaudited)

	Three months ended December 31,
	2018			2017
	IGC	Non- controlling interest	Total	IGC	Non- controlling interest	Total
Net loss	$(1,148)	-	$(1,148)	$(533)	$-	$(533)
Foreign currency translation adjustments	239		239	22	-	22
Comprehensive loss	$(909)	-	$(909)	$(511)	$-	$(511)

	Nine months ended December 31,
	2018			2017
	IGC	Non- controlling interest	Total	IGC	Non- controlling interest	Total
Net loss	$(2,519)	-	$(2,519)	$(1,211)	$-	$(1,211)
Foreign currency translation adjustments	(401)		(401)	10	-	10
Comprehensive loss	$(2,920)	-	$(2,920)	$(1,201)	$-	$(1,201)

See accompanying Notes to the Condensed Consolidated Financial Statements in this report.

 | Q3 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended December 31,
	2018	2017
Operating activities:
Net loss	$(2,519)	$(1,211)
Adjustment to reconcile net loss to net cash:
Depreciation	44	15
Non-cash interest expenses	18	115
Share based compensation and other non-cash expenses	497	427
Inventory write off	650	-
Bad debts & creditors write back - net	47	-
Gain on settlement of Note Payable	(300)	-
Other Adjustments	(343)	-
Changes in:
Accounts receivables	$320	$(402)
Inventory	(164)	-
Current Advances and Deposits	(425)	49
Trade Payable and Accrued Expenses	(7)	34
Net cash used in operating activities	$(2,182)	$(973)

Investing activities:
Purchase of short-term investment	$-	$(4)
Purchase of property and equipment	(7)	(11)
Payment for acquisition and Filing of patents	(42)	(286)
Net cash used in investing activities	$(49)	$(301)

Financing activities:
Issuance of equity stock	$29,482	$2,525
Repayment of Notes payable and loans	(1,877)	(107)
Net cash proceed from financing activities	$27,605	$2,418

Effects of exchange rate changes on cash and cash equivalents	1	9
Net increase in cash and cash equivalents	25,375	1,153
Cash and cash equivalents at the beginning of the period	1,658	538
Cash and cash equivalents at the end of the period	$27,033	$1,691

Supplementary information:
Cash paid for interest	$12	$30
Non-cash items:
Common stock accounted for interest payment on notes payable	$18	$115
Common stock accounted including ESOP, Consultancy and Other	$497	$465

See accompanying Notes to Consolidated Financial Statements in this report.

 | Q3 2019 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2018

 (Unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company”, “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries. Our filings are available on www.sec.gov. The information contained on our websites including www.igcinc.us are not incorporated by reference in this report, and you should not consider it a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

IGC focuses on two areas of business: 1) Infrastructure and 2) the development and commercialization of cannabinoid-based products. Our infrastructure business involves the rental of heavy construction equipment like bulldozers, excavators, rollers, and pavers, among others, and the purchase and supply of materials used in infrastructure like steel and tiles, among others. Our cannabinoid business involves the development and commercialization of cannabinoid-based products like our flag ship product called Hyalolex™ for patients suffering from Alzheimer’s disease. Our cannabinoid formulations are not U.S. Food and Drug Administration (“FDA”) approved pharmaceutical products. They are complementary alternative medicines. For the nine months ended December 31, 2018, all of our revenue was generated from the infrastructure business.

Business Organization

We are a Maryland corporation formed in April 2005. Our U.S. based staff works from our corporate office in Potomac, Maryland, offices in the State of Washington, and virtual offices. Our telephone number is +1 (301) 983-0998. Our foreign based staff is in India and Hong Kong. Our principal place of business is located at 4336 Montgomery Avenue, Bethesda, Maryland 20814.

We maintain corporate and product websites at http://www.igcinc.us, http://www.igcpharma.com and http://www.hyalolex.com. The contents of our websites and the downloadable files found therein are not incorporated by reference.

As of December 31, 2018, the Company had operational subsidiaries located in India and Hong Kong. The Company’s filings are available on www.sec.gov.

Corporate and Product Update

On October 29, 2018, the NYSE American commenced proceedings to delist the common stock of the Company. Subsequently, on October 30, 2018, the common stock began trading on the OTC Pink market with the symbol IGCC. The Company is in the process of appealing the decision of the NYSE, however there can be no guarantee that the Company will prevail.

On November 6, 2018, the Company received notification from the United States Patent and Trademark Office of the patent issuance (#10,117,891) for its cannabinoid method and composition for the treatment of neuropathic pain in patients with Psoriatic Arthritis, Fibromyalgia, Scleroderma and other conditions. IGC filed this application for its IGC-501 (#15/104,554) on September 16, 2015. The formulation consists of the cannabinoids tetrahydrocannabinol (THC), cannabidiol (CBD), and other ingredients. Our short-term plan is to develop and commercialize a non-FDA approved product based on this formulation for indications of neuropathic pain.

We expect to invest in and expand our infrastructure business to the management and execution of small construction projects in Kerala, India where our subsidiary TBL, which has a 36-year long history and prior performance, is located.

Based on the passage of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) legalizing hemp, the Company intends to commence sales, in locations where it is legal to do so under both federal and state law, of its cannabinoid-based products including hemp oil, CBD distillate and crystallite, and Hyalolex™, our cannabinoid-based, non-FDA approved, formulation for patients suffering from Alzheimer’s disease, to include industrial hemp. As addressed in the Risk Factors section, revenue and revenue ramp up from these hemp-based products may be delayed to the quarter ending June 30, 2019.

 | Q3 2019 Form 10-Q

On October 12, 2018 the Company filed a provisional patent with the USPTO for a CBD infused energy drink titled “Method and composition for relieving fatigue and restoring energy.” There can be no guarantee that the USPTO will grant the patent.

On September 25, 2018, IGC executed a Strategic Distributor and Partnership Agreement for products, including a sugar-free energy drink called “Nitro G,” in exchange for 797,000 restricted, unregistered shares of common stock. Subsequent to certain negative press articles and the NYSE American delisting proceedings, as of January 31, 2019, the parties are determining whether and how they will proceed with the contractual relationship.

The Company has completed the front end for its QR code implementation of its Product Identification and Assurance system (PIA). The Company expects to beta test the Hyperledger blockchain-based backend over the next few months. We expect to deploy the PIA system on our products as a means of product identification, product origin assurance, collecting customer feedback, monitoring inventory, quality control, and surveying customers, among other features.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company for these consolidated financial statements are set out in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 21, 2018 (the “2018 10-K”), specifically as Note 2 to the consolidated financial statements. These condensed Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and respective notes contained in the Company’s 2018 10-K.

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

In preparing the financial statements, management is required to make estimates and assumptions that could affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company’s current fiscal year ends on March 31, 2019. This interim financial information, and results contained in this Form 10-Q, do not necessarily represent or indicate what the operating results will be for any other interim period or for the fiscal year ending March 31, 2019.

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

 | Q3 2019 Form 10-Q

Recent Accounting Pronouncements

Adopted

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. There was no change in the prior period information for the effects of the new standard, or the opening balance of its retained deficit, on account of the new requirements of this standard. The Company does not expect the adoption of this guidance to have a material effect on its results of operations in future periods.

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

Not yet adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments. The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

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

 | Q3 2019 Form 10-Q

In June 2018, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

In August 2018, the FASB issued ASU 2018-13. Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, amounted to about $201 thousand and about $558 thousand as of December 31, 2018, and March 31, 2018, respectively. The accounts receivable net of reserves for the quarter ended December 31, 2018 stems entirely from the purchase and supply of materials used in infrastructure like steel and tiles, among others, and the rental of heavy construction equipment like bulldozers, excavators, rollers, and pavers, among others.

NOTE 4 – INVENTORY

	(in thousands)
	As of December 31, 2018	As of March 31, 2018
Work in Progress	$-	$486
Total	$-	$486

Our inventory, shown as work in progress, is based on creating a final product that incorporates cannabinoids like Tetrahydrocannabinol (THC). We have decided not to use this inventory for sale or for educational or marketing demonstration. On December 20, 2018, the 2018 Farm Bill legalizing industrial hemp was signed into law. Based on the legalization of hemp, the Company decided to reformulate its product so that the final product can incorporate cannabinoids derived from hemp. The inventory has been expensed in this quarter and shown as “Inventory Write off”.

NOTE 5 – INVESTMENT HELD FOR SALE

Our wholly-owned Malaysian-based subsidiary, Cabaran Ultima operates a real estate management business. Our board decided to exit this business, and as of March 31, 2018, we accounted for our investment in Cabaran Ultima as “Investment Held for Sale” valued at $147,500. We expect to dispose of Cabaran Ultima in the fiscal year ending March 31, 2019.

NOTE 6 – INVESTMENT

Investment for each of the periods ended December 31, 2018, and March 31, 2018, consists of the following:

	(in thousands)
	As of December 31, 2018	As of March 31, 2018
Investment in equity shares of unlisted company (i)	$21	$26
Investment in affiliates (ii)	773	773
Total	$794	$799

(i)

The movement between the two reporting periods is based on the sale at fair value of 3% of the investment in the amount of $2,346 to a director of our subsidiary and fluctuations in the exchange rate. The investment is recorded at cost.

(ii)

This amount represents our investment in Midtown Partners & Co., LLC (“MTP). The investment is recorded at cost. We do not have any influence over the operations of MTP. Please see Note 12 - Related Party Transactions for more information on MTP.

 | Q3 2019 Form 10-Q

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period. We concluded that, as at December 31, 2018, no impairment provision was required against the carrying value of the investments.

NOTE 7 – CURRENT DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2018	As of March 31, 2018
Advance to suppliers, others & services	$504	$299
Statutory advances	42	44
Deposit and other current assets	232	12
Total	$778	$355

NOTE 8 – NON-CURRENT CLAIMS AND ADVANCES:

	(in thousands)
	As of December 31, 2018	As of March 31, 2018
Non-current deposits	$18	$18
Claims receivable (1)	401	-
Other advances	368	466
Total	$787	$484

(1)

The claims receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of December 31, 2018. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that this organization will become insolvent and unable to make payment.

NOTE 9 – INTANGIBLE ASSETS

The movement in intangible assets is given below.

	(in thousands)
	As of December 31, 2018	As of March 31, 2018
Patent & Other Intangible Assets at the beginning of the period	$128	$-
Patent acquisition and filing expenses for nine month (Net)	79	128
Acquisition of Right of Distribution and Technology(ii)	1,347
Total	$1,554	$128

(i)	The value of intangibles includes the acquisition of patent rights, data, and the filing of patents. The amortization of acquired patent rights is 15 years.

(ii)

On September 25, 2018, IGC executed a Strategic Distributor and Partnership Agreement for products, including a sugar-free energy drink called “Nitro G,” in exchange for 797,000 restricted, unregistered shares of common stock. The Fair Market Value (FMV) of the restricted shares was mutually agreed by the parties to be about $1347 thousand. The amortization period for this intangible asset is ten years, which is the initial period of the agreement. The Company will periodically evaluate its impairment policy.

 | Q3 2019 Form 10-Q

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands, except useful life details)
Category	Useful Life (years)	As of December 31, 2018	As of March 31, 2018
Land	N/A	$4,842	$5,175
Building & facilities	25	1,266	1,329
Plant and machinery	20	1,594	1,703
Computer equipment	3	166	159
Office equipment	5	115	115
Furniture and fixtures	5	64	65
Vehicles	5	290	292
Total Gross Value		$8,337	$8,838
Less: Accumulated depreciation		$(2,473)	$(2,601)
Total Net PP&E		$5,864	$6,237

Depreciation expense in the quarter ended December 31, 2018 and 2017, amounted to $14 thousand and $5 thousand, respectively. For the nine months ended December 31, 2018 and 2017, it amounted to $44 thousand and $15 thousand, respectively. Depreciation expense for the fiscal year ended March 31, 2018 was $19 thousand. The decrease in total net PP&E as well as the decrease in accumulated depreciation is primarily due to changes in the exchange rate between the Indian rupee and the US dollar for assets held by our foreign subsidiaries in India.

For more information, please refer to Note 23 – Segment Information for the long-term assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 11 – TRADE PAYABLES & ACCRUED EXPENSES

Trade payables and Accrued Expenses consist of the following:

	(in thousands)
	As of December 31, 2018	As of March 31, 2018
Trade payable	$8	$52
Statutory payables	2	4
Employee related liabilities	105	204
Accrued expenses	$419	286
Total	$534	$546

Employee related liabilities consist of salary payable to employees. Accrued expenses consist primarily of amounts payable against services related to audit, legal, marketing, etc., in the normal course of business. Accrued expense includes expense provision for December quarter like legal, professional, and marketing expenses, among others.

NOTE 12 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services rendered in Maryland. In addition, we pay another affiliate of our CEO $6,100 per month for office and facilities and services rendered in Washington State.  During the three month and nine-month periods ended December 31, 2018, the total rents paid to the affiliates were $13,500 and $40,500 for the office space (and administrative services) in Maryland, and $18,300 and $54,900 for the facilities in Washington State, respectively. As of December 31, 2018, the Company had a net unpaid balance of $12,025 in salary owed to our CEO and $40,218 rent owed to affiliate of CEO.

 | Q3 2019 Form 10-Q

Loans by Related Parties:

We had a secured working capital loan from an affiliate of our CEO that had a loan balance of $107,500 as of September 30, 2018 and March 31, 2018, at an annual interest rate of zero percent, due February 23, 2022. There is no prepayment penalty. The assets of the Company were secured against the loan. During the December 2018 quarter, the Company repaid the loan.

Loans to Related Parties

Apogee Financial owns the majority stake in Midtown Partner LLC, and the rest is owned by the Company. On April 30, 2015, we loaned $70 thousand in working capital to Apogee Financial Services for Midtown Partners, LLC. The loan is outstanding as of December 31, 2018.

 NOTE 13 – NOTES PAYABLE

 Since October 16, 2009, the Company  had a note with Bricoleur Partners, L.P. (“Bricoleur”) in the amount of $2 million. On December 10, 2010, the Company repaid $200 thousand towards the principal amount, rendering the balance to $1.8 million. During litigation between the Company and Bricoleur, on December 27, 2018, the Company entered into a Settlement Agreement and Mutual Release with Bricoleur to settle the loan for $1.5 million. The gain from the settlement in the amount of $300 thousand is recorded as Other Income.

NOTE 14 – LOANS AND RESERVES

Secured Loans

The Company’s total cash interest expense for the quarters ended December 31, 2018 and 2017, was about $3 thousand and about $11 thousand, respectively. As of December 31, 2018, the Company had a secured loan totaling $50 thousand at an annual interest rate of 15% due February 23, 2022. There is no prepayment penalty. The assets of the Company secure the loan. The Company repaid $377 thousand in loans from related parties during the nine months ended December 31, 2018.

Statutory Reserves

Statutory reserves amounted to about $14 thousand and about $15 thousand as of December 31, 2018 and March 31, 2018, respectively. The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 15 – COMMITMENTS AND CONTINGENCY

In the normal course of business, the Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of December 31, 2018.

Several firms have filed shareholder law suits, including one derivative suit, citing the NYSE American delisting proceeding and subsequent fall in share price. See Part II – Other Information. The Company intends to vigorously defend against these actions. However, the exact amount of liability, if any, arising from such lawsuits cannot be determined at this stage. No provision has been made in the condensed consolidated unaudited interim financial statements as of December 31, 2018.

NOTE 16 – COMMON STOCK AND ADDITIONAL PAID UP CAPITAL

We have one security which, since October 30, 2018, has been trading on the OTC Market, being our Common Stock, $.0001 par value (ticker symbol: IGCC) (“Common Stock”). This security is also available for trading on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants listed on the OTC Market (ticker symbol: IGC.WT, CUSIP number 45408X118 expiring on March 6, 2019) to purchase Common Stock.

 | Q3 2019 Form 10-Q

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

On October 29, 2018, the Company received a notification letter from the NYSE American LLC (the “Exchange”) stating that it had determined to commence proceedings to delist the Company’s common stock from the Exchange. The common stock has been suspended since the market open on the same date. NYSE Regulation commenced delisting proceedings against the Company pursuant to Section 1003(c) (i) of the NYSE American Company Guide (the “Company Guide”'), which states that where the issuer has substantially discontinued the business that it conducted at the time it was listed or admitted to trading, and has become engaged in ventures or promotions which have not developed to a commercial stage or the success of which is problematical, it shall not be considered an operating company for the purposes of continued trading and listing on the Exchange. The Company has challenged the NYSE decision through the Exchange’s review procedures.

Following the suspension of trading in the Company’s common stock on the NYSE AMERICAN Exchange, the Company’s shares are  trading on the OTC Markets – OTC Pink market tier – --while the Company follows the procedures to appeal the Exchange’s decision. A decision has not yet been rendered on the Company’s request for review of the Exchange’s decision.

As of December 31, 2018, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001, and there were 91,472 Units and 39,586,822 Shares of Common Stock issued and outstanding. In addition, the Company has 11,672,178 outstanding Public Warrants to purchase 1,167,218 Shares of Common Stock by surrendering 10 warrants and a payment of $50.00 in exchange for each share. During the quarter ended December 31, 2018, the Company issued 27,133 shares pursuant to a marketing agreement and sold 3,854,375 shares pursuant to the At-the-Market Offering Agreement dated September 24, 2018.

As of December 31, 2018, the Company allocated, but has not issued, 797,000 shares, stemming from a strategic distribution and partnership agreement. During the three months ended December 31, 2018, the company issued 80,000 shares to a former affiliated individual to settle a dispute. In addition, 530,000 options were exercised by our advisors.

NOTE 17 – STOCK-BASED COMPENSATION

On April 1, 2009, the Company adopted ASC 718, Compensation-Stock Compensation (previously referred to as SFAS No. 123 (revised 2004), Share Based Payment). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As of December 31, 2018, under the newly shareholder-approved 2018 Omnibus Incentive Plan, 262,228 shares of common stock have been awarded and issued.

Under the combined 2008 Omnibus Incentive Plan and the renewed 2018 Omnibus Incentive Plan, as of April 1, 2018, a total of 4,439,899 shares of common stock have been awarded and issued, and there are no shares of common stock available for future grants of options or stock awards. In addition, there are outstanding options granted to Advisors to purchase 190,000 common stock, expiring between October 31, 2022 and October 31, 2023, with a weighted average exercise price of $0.45 per share. The options are fair valued at $85 thousand using a Black-Scholes Pricing Model.

 | Q3 2019 Form 10-Q

The amount recognized as stock-based compensation for the nine-month period ended December 31, 2017, is immaterial and for the three-month and nine-month periods ended December 31, 2018, is as follows:

	(in thousands)
	Three Months ended December 31, 2018	Nine months ended December 31, 2018
Cost of sales	$-	$13
Selling, general and administrative (including research and development)	13	256
Total stock compensation to employees	$13	$269

Cost of sales	$-	$10
Selling, general and administrative (including research and development)	13	32
Intangible assets	7	37
Total options to advisors and vendors	$20	$79

During the period ended December 31, 2018, 530,000 options were exercised at an average price as per Black-Scholes Pricing Model $0.35 amounted $186 thousand.

Summary of Options

Number of options (in thousands)
Balance as of March 31 2018	650
Option Granted during the period	70
Option Exercise during the period	(530)
Balance as of December 31 2018	190

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s current assets and current liabilities approximate their carrying value because of their short-term nature. Such financial instruments are classified as current if they are expected to be liquidated within the next twelve months.

NOTE 19 – OPERATIVE EXPENSES

Selling, General and Administrative

During the three months ended December 31, 2018 and 2017, the Company recorded selling, general and administrative expenses of $807 thousand and $512 thousand, respectively. For the nine months ended December 31, 2018 and 2017, SG&A amounted to $1,955 thousand and $1,175 thousand, respectively. Selling, general and administrative expenses include expenses related to public company, employee related expenses, depreciation, legal and professional fees, among others.

Research and Development

During the three months ended December 31, 2018 and 2017, the Company recorded research and development expense of $166 thousand and $0, respectively, and for nine months ended December 31, 2018 and 2017, the research and development expenses were $445 thousand and $58 thousand, respectively. All research and development costs are expensed in the quarter in which they are incurred.

NOTE 20 – IMPAIRMENT

No impairment is recorded for the three or nine-month periods ended December 31, 2018 and 2017.

 | Q3 2019 Form 10-Q

NOTE 21 – OTHER INCOME/(LOSS) - NET

Other income/(loss) for the three months ended December 31, 2018 and 2017, amounted to $430 thousand and $(60) thousand, respectively. For the nine months ended December 31, 2018 and 2017, other income/(loss) amounted to $426 thousand and $(136) thousand, respectively. Such amounts include income received from the supply of skilled operators for the heavy equipment rental business and from miscellaneous rental income. Other income in December 2018 quarter includes profit of $300 thousand earned by repayment of $1.5 million for the settlement against $1.80 million note payable with Bricoleur Partners L.P.

NOTE 22 – RECONCILIATION OF EPS

In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon the exercise of common stock options and warrants (using the if-converted method). The computation of basic loss per share for the period ended December 31, 2018, excludes potentially dilutive securities of 1.61 million shares underlying share purchase options, unvested shares granted to employees, and warrants, as well as 27,442 shares from the conversion of outstanding units, because their inclusion would be antidilutive.

The weighted average number of shares outstanding as of December 31, 2018 and 2017, used for the computation of basic earnings per share (“EPS”) is 34,034,657 and 27,126,108, respectively. Due to the loss incurred during the three and nine-month periods ended December 31, 2018, and 2017, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

NOTE 23 – SEGMENT INFORMATION

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are components of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker (“CODM”) to decide how to allocate resources and evaluate performance. The Company’s CODM is considered to be the Company's chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our alternative therapies business started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: a) Infrastructure Business and b) hemp-based Complementary and Alternative Medicines (CAM). For the nine months ended December 31, 2018, all of the company’s revenue was generated by the infrastructure segment.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by product and service:

Products & Services

	(in thousands)
Revenue by Segment	Nine months Ended December 31, 2018	Percentage of Total Revenue
Infrastructure	$3,574	100%
Hemp based CAM	-	-
Total	$3,574	100%

 | Q3 2019 Form 10-Q

2(a) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is attributed to an individual country if the invoice made to the customer originates in that country. The basis for originating an invoice is the underlining agreement.

		(in thousands)
Segments	Country	Nine months Ended December 31, 2018	Percentage of Total Revenue
Asia	India	$63	2%
	Hong Kong	3,511	98%
North America	U.S.	-	-%
Total		$3,574	100%

2(b) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	U.S. (Country of Domicile)	Foreign Countries (India)	Total
Intangible assets	$1,554	$-	$1,554
Property, plant and equipment, net	966	4,898	5,864
Investments	773	21	794
Non-current claims and advances	-	787	787
Total non-current assets	$3,293	$5,706	$8,999

NOTE 24 – SUBSEQUENT EVENTS

In January 2019, The Company created three subsidiaries: IGC Pharmaceutical, LLC, IGCARE, LLC and Holi Hemp, LLC. All three are Maryland limited liability companies.

 | Q3 2019 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, results of operations and cash and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2018, and the Annual Report on Form 10-K for the fiscal year ended March 31,2018 filed with the SEC on June 21, 2018. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section, as well as discussed elsewhere in this report.

Company Background

We are a Maryland corporation formed in April 2005. Our principal place of business is in Maryland, U.S.A. Our operational subsidiaries are in Hong Kong and India.

Our Business

IGC focuses on two areas of business: 1) Infrastructure and 2) the development and commercialization of cannabinoid-based products. Our infrastructure business involves the rental of heavy construction equipment like bulldozers, excavators, rollers, and pavers, among others, and the purchase and supply of materials used in infrastructure like steel and tiles, among others. Our cannabinoid business involves the development and commercialization of cannabinoid-based products like our flagship product called Hyalolex™ for patients suffering from Alzheimer’s disease. Our cannabinoid formulations are not U.S. Food and Drug Administration (“FDA”) approved pharmaceutical products. They are complementary alternative medicines. For the nine months ended December 31, 2018, all of IGC’s revenue was generated by the infrastructure segment.

Business Segments and Revenue Contribution

The Company has two business segments: Infrastructure and hemp-based Complementary and Alternative Medicines (CAM).

(In thousands)
Revenue Segments	Three Months Ended December 31, 2018
Infrastructure	$1,285
Hemp based CAM	-
Total	$1,285

Segment 1: Infrastructure

Since our inception, we have participated in various aspects of the infrastructure industry. During the fiscal year ended March 31, 2018, we streamlined our infrastructure business to infrastructure commodity acquisition and sale and heavy equipment rental. Our infrastructure business involves the rental of heavy construction equipment like bulldozers, excavators, rollers, and pavers, among others, and the purchase and supply of materials used in infrastructure like steel and tiles, among others. Our subsidiary, Techni Bharathi Private Ltd (“TBL”) in India is responsible for heavy equipment rental, and its subsidiary IGC Enterprises Ltd., operating in Hong Kong, is responsible for infrastructure trading.

Segment 2: Hemp-based Complementary and Alternative Medicine (“CAM”)

We focus on the development and commercialization of cannabinoid-based combination therapies. None of our products or therapies is an FDA-approved pharmaceutical. Cannabinoids are chemical compounds that, based on various scientific studies and research, are believed to exert a range of effects on the body, including potentially impacting immune response, gastrointestinal maintenance and motility, muscle functioning, and nervous system response and functioning. Phytocannabinoids are cannabinoids that occur naturally in the cannabis plant including hemp. Some of the compounds found in the cannabis plant are (i) THC (delta-9-tetrahydrocannabinol), the main psychoactive component, with many believed therapeutic uses, and (ii) the non-psychoactive phytocannabinoid, CBD (Cannabidiol), which is believed to provide relief to a variety of symptoms including pain, seizures, and eating disorders.

 | Q3 2019 Form 10-Q

Our work and strategy is to use phytocannabinoids synergistically with certain other active ingredients that, through various scientific studies and research, are believed to treat specific conditions, or symptoms or side-effects of certain conditions. Our goal, through the synergies for our combination therapies, is to provide products and formulations that may decrease side effects, increase bio-availability, and enhance efficacy. This strategy, in some cases, leads to perceived improvements in existing products, and, in others, it leads to the creation of novel products, which, based on scientific study and research, are believed to offer positive results for the treatment of certain conditions, symptoms, and/or side effects, as in the case of Hyalolex™, our flagship product designed to assist in the care of patients suffering from Alzheimer’s Disease.

Other complementary products that we have in the pipeline are IGC-501, for assisting in the care of patients suffering from neuropathic pain; Serosapse, for assisting in the care of patients suffering from Parkinson’s disease and other Central Nervous System (CNS) disorders; Caesafin, for assisting in the care of cats and dogs suffering from seizures; and Natrinol, for assisting in the care of patients suffering from cancer- and AIDS-induced nausea and vomiting. None of these formulations is FDA-approved, and they are not considered to be pharmaceutical drugs. They fall in the category of nutraceuticals, supplements or Complementary Alternative Medicines (CAMS).

Our growth and expansion strategies are to pursue sale and license of our products only in states and countries where we can legally enter the market and where applicable regulations permit the same.

We have filed provisional patents with the United States Patent and Trademark Office (“USPTO”), in the phytocannabinoid-based combination therapy space, for the indications of pain, medical refractory epilepsy, and cachexia, and to protect the intellectual property for our hemp-oil-CBD-infused energy drink. In addition, in May 2017, we acquired an exclusive license to a patent filed by the University of South Florida Research Foundation entitled “Cannabidiol and Synthetic Dronabinol for treatment of Alzheimer’s Disease.” Although the Company believes the registration of patents is an important part of its business strategy and its success depends in part on such registration, the Company cannot guarantee that such patent filings will result in a successful registration with the USPTO.

The Company has also developed and deployed a QR code-based system that allows patients to access a website with information on our alternative medicine products, specific to a state. As the number of states in which the product is available increases, we expect to expand the backend to a blockchain that allows for inputs directly from growers, processors, and dispensaries. This information will collectively display product identification and product origination assurance by providing the patient with information regarding the origin, chemicals, and processes used to manufacture the product. We expect to expand the QR code-based system in several phases over fiscal 2019 and fiscal 2020.

For more in-depth information regarding our industry, products, services and corporate history, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 21, 2018.

Results of Operations

Three Months ended December 31, 2018, Compared to Three Months ended December 31, 2017

Statement of Operations

	(in thousands, unaudited)
	Three Months Ended December 31,
	2018	2017	Change	Percent Change
Revenue	$1,285	$762	$523	69%
Direct Cost	(1,240)	(723)	(517)	72%
Gross revenue	45	39	6	15%
Selling, general and administrative expenses	(807)	(512)	(295)	58%
Research and development	(166)	-	(166)	100%
Inventory write off	(650)		(650)	100%
Operating loss	$(1,578)	$(473)	$(1,105)	233%
Other income/(loss)	430	(60)	490	(817	) %
Net loss	$(1,148)	$(533)	$(615)	115%

 | Q3 2019 Form 10-Q

Revenue - Total revenue was about $1,285 thousand for the three months ended December 31, 2018, compared to $762 thousand for the three months ended December 31, 2017. This represents an increase in revenue of about $523 thousand or about 69%. In the three-month period ended December 31, 2018, our revenue arose from our infrastructure business, specifically the purchase and supply of mostly steel and tiles, among other materials, and our equipment rental businesses. The increase in total revenue is attributable to an increase in the number of transactions. Our focus in fiscal 2020 is to increase margins through investments and execution of anticipated long-term contracts.

Direct Cost (excluding depreciation) – Direct Cost increased to about $1,240 thousand for the three months ended December 31, 2018, compared to $723 thousand for the three months ended December 31, 2017. The increase in direct cost is from the increased revenue and associated expenses for the procurement of material. We expect to decrease the direct cost through investments and establishing larger supplier contracts.

Selling, General and Administrative Expenses – Selling, general and administrative expenses (SG&A) were about $807 thousand for the three months ended December 31, 2018, compared to about $512 thousand for the three months ended December 31, 2017, as detailed below:

	Three Months Ended December 31, (in thousands)
	2018	2017
Advertising, promotion and selling	$39	$30
General and administrative	445	416
Legal and professional	323	66
Total	$807	$512

SG&A consists primarily of depreciation, employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions, and write-offs relating to doubtful accounts and advances. The SG&A increase of about $295 thousand or about 58 % during the quarter ended December 31, 2018 was primarily related to an increase in legal and professional fees. The increase in legal fees is a consequence of the NYSE delisting proceedings and shareholder lawsuits described in Part II herein, among others.

 Research and Development – Research and Development was about $166 thousand for the three months ended December 31, 2018, compared to about $0 for the three months ended December 31, 2017. All research and development costs are expensed in the quarter in which they are incurred.

Inventory Write Off – Inventory Write Off was about $650 thousand for the three months ended December 31, 2018, compared to $0 for the three months ended December 31, 2017. We have decided not to use this inventory for sale or for educational or marketing demonstration. On December 20, 2018, the 2018 Farm Bill legalizing industrial hemp was signed into law. Based on the legalization of hemp, the Company decided to reformulate its product so that the final product can incorporate cannabinoids derived from hemp. The inventory has been expensed in this quarter.

Other income/(loss) – Other income/(loss) for the three months ended December 31, 2018 and 2017, amounted to $430 thousand and $(60) thousand, respectively. This amount includes interest expenses, interest income, and miscellaneous rental income. Other income in December 2018 quarter includes profit of $300 thousand earned by repayment of $1.50 million for the settlement with Bricoleur Partners, L.P. against a $1.80 million note payable.

 | Q3 2019 Form 10-Q

Nine Months ended December 31, 2018, Compared to Nine Months ended December 31, 2017

Statement of Operations

	(in thousands, unaudited)
	Nine Months Ended December 31,
	2018	2017	Change	Percent Change
Revenue	$3,574	$1,051	$2,523	240%
Direct cost	(3,469)	(893)	(2,576)	288%
Gross revenue	105	158	(53)	(34	) %
Selling, general and administrative expenses	(1,955)	(1,175)	(780)	66%
Research and development	(445)	(58)	(387)	667%
Inventory write off	(650)	-	(650)	100%
Operating loss	$(2,945)	$(1,075)	$(1,870)	174%
Other income/(loss)	426	(136)	562	(413	) %
Net loss	$(2,519)	$(1,211)	$(1,308)	108%

Revenue – Total revenue was about $3.57 million for the nine months ended December 31, 2018, compared to about $1.05 million for the nine months ended December 31, 2017. This represents an increase of $2.52 million or 240%. In the nine-month period ended December 31, 2018, our revenue arose from the purchase and sale of infrastructure materials, including steel and tiles, among others, and the equipment rental businesses. The increase in total revenue is attributable to an increase in the number of transactions. Our focus in the current year is to increase margins and further de-risk the trading business. We expect to achieve this through investments and long-term contracts that were previously not possible due to our limited financial resources.

Direct Cost (excluding depreciation) – The direct cost for the nine months ended December 31, 2018 was about $3.46 million, compared to about $893 thousand for the nine months ended December 31, 2017. The increase in the direct cost stems from an increase in the volume of business, as reflected in the increase in revenue, and is related to the steel trading and rental business.

Selling, General and Administrative – Selling, general and administrative expenses (SG&A) was approximately $1.95 million for the nine months ended December 31, 2018, compared to $1.17 million for the nine months ended December 31, 2017.

	Nine Months Ended December 31, (in thousands)
	2018	2017
Advertising, promotion and selling	$124	$128
General and administrative	1,398	967
Legal and professional	433	80
Total	$1,955	$1,175

SG&A consists primarily of depreciation, employee related expenses, professional fees, other corporate expenses, allocated overhead and provisions, and write-offs relating to doubtful accounts and advances. The SG&A increase of $780 thousand or 66 % during the nine months ended December 31, 2018, is primarily from increase in legal, professional, and other administration expenses. The increase in legal fees is a consequence of the NYSE delisting proceedings and shareholder lawsuits described in Part II herein, among others.

Research and Development – Research and Development was about $445 thousand for the three months ended December 31, 2018, compared to about $58 thousand for the nine months ended December 31, 2017. All research and development costs are expensed in the quarter in which they are incurred.

 | Q3 2019 Form 10-Q

Inventory Write Off – Inventory Write Off was about $650 thousand for the nine months ended December 31, 2018, compared to about $0 for the nine months ended December 31, 2017. We have decided not to use this inventory for sale or for educational or marketing demonstration. On December 20, 2018, the 2018 Farm Bill legalizing industrial hemp was signed into law. Based on the legalization of hemp, the Company decided to reformulate its product so that the final product can incorporate cannabinoids derived from hemp. The inventory has been expensed in this quarter.

Other income/(loss) – Other income/(loss) for the nine months ended December 31, 2018 and 2017 amounted to $426 thousand and $(136) thousand, respectively. This amount includes interest expenses, interest income and miscellaneous rental income. Other income in December 2018 quarter includes profit of $300 thousand earned by repayment of $1.5 million for the settlement with Bricoleur Partners L.P. against a $1.80 million note payable.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the unaudited consolidated company financials for the nine-month periods ended December 31, 2018 and 2017.

	(in thousands, unaudited)
	Nine Months Ended December 31,
	2018	2017	Change	Percent Change
Cash, cash equivalents and marketable securities	$27,033	$1,691	$25,342	1,499%
Cash in foreign subsidiaries	39	15	24	160%
Property, plant and equipment, net	5,864	951	4,913	517%
Working capital	27,626	1,902	25,724	1,352%
Cash used in operating activities	(2,182)	(973)	(1,209)	124%
Cash used in investing activities	(49)	(301)	252	(84	) %
Cash provided by financing activities	$27,605	2,418	$25,187	1,041%

At the end of December 31, 2018, the Company had about $27 million in cash and cash equivalents. In the quarter ended December 31, 2018, the non-GAAP total cash burn after adjusting for non-cash items that include ESOPs and other payments made with common stock, is about $852 thousand. The cash burn is primarily associated with public company expenses, increased product R&D, production, getting Hyalolex™ ready for market, and legal expenses, among others.

The Company has adequate financial resources to meets its short-term goals including investments in the infrastructure business, heavy equipment rental business, building hemp extraction facilities, marketing Hyalolex™, developing, and marketing several other complementary medications, initiating filings with the FDA, and conducting small clinical trials, among others.

During the nine months ended December 31, 2018, cash used in operating activities of about $2,182 thousand was a result of $2.5 million of net loss, non-cash adjustments to net income of $613 thousand and an increase in the net change in operating assets and liabilities of $(276) thousand.

Cash provided by financing activities of $27.6 million during the nine months ended December 31, 2018, consisted primarily of funds raised by the sale of equity shares through the Company’s ATM programs.

Off-Balance Sheet Arrangements

On September 22, 2018 and October 1, 2018, the Company entered into two At-the-Market Offering Agreements with The Benchmark Company, LLC (“Benchmark”) and ViewTrade Securities, Inc. (“ViewTrade”) (together with Benchmark, the “Managers”), pursuant to which the Managers acted as the Company’s sales agents with respect to the issuance and sale of up to an aggregate of $29,669,394 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an at-the-market public offering (the “Offering”).

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

 | Q3 2019 Form 10-Q

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

Please see our disclosures on Notes 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Consolidated Financial Statements in this report and to the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for fiscal year ended March 31, 2018 filed with the SEC on June 21, 2018, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, on the same annual report, for a discussion of all our critical and significant accounting policies.

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

Based upon that evaluation, our CEO, PFO and PAO concluded that our disclosure controls and procedures were designed for a reasonable assurance level and were effective to reasonably ensure that information we are required to disclosed in reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2018, which were identified in conjunction with Management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 | Q3 2019 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently a party to three (3) active and one (1) dismissed shareholder lawsuit, as follows:

Tchatchou v. India Globalization Capital, Inc., et al., 8:18-cv-03396 (U.S. District Court for the District of Maryland)

The plaintiff in Tchatchou named the Company, Ram Mukunda, Richard Prins, and Sudhakar Shenoy as defendants. The Tchatchou complaint alleges misrepresentation related to a September 25, 2018 press release related to the Company’s entry into the CBD-infused energy drink market. The Complaint alleges that, through the September 25, 2018 press release, “Defendants made false and/or misleading statements and/or failed to disclose that (i) IGC was engaged in ventures or promotions which it had not developed to commercial stage[;] (ii) IGC or its management had engaged in operations contrary to the public interest; and (iii) that as a result of the foregoing, IGC’s public statements were materially false and misleading . . . .”

Harris-Carr v. India Globalization Capital, Inc., et al., 8:18-cv-03408 (U.S. District Court for the District of Maryland)

In general terms, the plaintiff alleges that the Company, Ram Mukunda, and Claudia Grimaldi made materially false and misleading statements regarding the Company’s business, operational and compliance policies. It is alleged in the Complaint: “Specifically, Defendants made false and/or misleading statements and/or failed to disclose that: (i) [IGC] substantially discontinued the business that it conducted at the time it began trading on the NYSE American; (ii) the Company had become engaged in ventures or promotions which have not developed to a commercial stage; (iii) consequently, the Company is not an operating company for the purposes of continued trading and listing on the NYSE American; and (iv) as a result, [IGC’s] public statements were materially false and misleading at all relevant times.” The suit specifically claims that misleading representations appeared in the 2018 10-K related to the Company’s two business lines, infrastructure and alternative therapies/complementary and alternative medicine; the Company’s competitive advantage in the complementary and alternative medicine market; and the Company’s CEO’s experience, and a September 25, 2018 press release related to the Company’s efforts to enter the hemp/CBD-infused energy drink space.

Samn v. India Globalization Technology, et al., 1:18-cv-06199 (U.S. District Court for the Eastern District of New York)

The plaintiff in Samn named the Company, Ram Mukunda, Claudia Grimaldi, and Rohit Goel as defendants. Effective January 22, 2019, the case was dismissed by the named plaintiff without prejudice and closed by the court.

The allegations contained in each of the above class actions are subject to potential consolidation and amendment expected to be made within the next 30-60 days. The Company intends to vigorously defend all of the above-referenced lawsuits and has retained counsel for that purpose.

Erny v. Mukunda, et al., 1:18-cv-03698 (U.S. District Court for the District of Maryland)

Erny is a shareholder derivative action, i.e., a claim made by a shareholder on behalf of the Company (as opposed to against the Company). The Company is, however, named as a nominal defendant. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy also are named as defendants. In this specific instance, the plaintiff claims that the Company should have filed suit against the individual defendants – Mukunda, Grimaldi, Goel, Prins, and Shenoy – for securities fraud and breach of fiduciary duty.

The plaintiff in Erny alleges that, through the individual defendants, the Company made false and misleading statements, and the individual defendants breached their fiduciary duties, as follows: “Under the direction and watch of the Individual Defendants, the 2018 Proxy Statement failed to disclose that: (1) the Company had substantially discontinued the business it was conducting at the time that it was initially listed on the New York Stock Exchange, and was instead engaged in ventures or promotions that had not been developed to a commercial stage or the success of which is problematical; (2) the Company adapted its business model frequently and radically in an attempt to lure investors seeking to capitalize on market fads, such as blockchain and cannabis; (3) the benefits of the Company’s relationships with manufacturers, partners, and distributors were overstated in order to create a misleadingly positive impression of IGC’s potential commercial success; (4) DaMa Pharmaceutical does not have a long history of developing premier pharmaceutical products; (5) as a result of the foregoing, IGC’s stock would be suspended from the New York Stock Exchange and potentially delisted; (6) the Company failed to maintain internal controls; and (7) as a result of the foregoing, the Company’s public statements were materially false and misleading at all relevant times.” The plaintiff further alleges that the “Individual Defendants also caused the 2018 Proxy Statement to be false and misleading with regard to executive compensation in that they purported to employ ‘pay-for-performance’ elements while failing to disclose that the Company’s share price was being artificially inflated by the false and misleading statements made by the Individual Defendants as alleged herein, and therefore any compensation based on the Company’s financial performance was artificially inflated. The false and misleading elements of the 2018 Proxy Statement led to the reelection of Defendant Prins, which allowed him to continue breaching his fiduciary duties to IGC.”

 | Q3 2019 Form 10-Q

Because the claims made in Erny are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. The Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

Item 1A.  Risk Factors

The risk factors below update and complement the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018.

Recent press and the delisting proceedings by the NYSE have created substantial operating risk for the Company.

Recent press reports and the subsequent NYSE American delisting proceedings have made it difficult for the company to attract vendors, partners, employees, advisors, banks, bankers, and acquisitions, among others, to work with us. This increases the risk and time frame for sale of our products and delivery of our services and could delay revenue from new products such as Hyalolex™ and our energy drink, as well as lead to substantially more legal and other expenses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

 None.

 | Q3 2019 Form 10-Q

Item 6.    Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	Aug 6, 2012
3.2	By-laws	S-1	3.2	Feb 14, 2006
3.3	At-The-Market Offering Agreement dated October 1, 2018, by and among India Globalization Capital, Inc., The Benchmark Company, LLC and ViewTrade Securities, Inc.	8-K	10.1	Oct 1, 2018
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

 * Filed herewith.

** Furnished herewith.

 | Q3 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 11, 2019	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2019	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

  | Q3 2019 Form 10-Q