Form 10-K
period 2019-03-31
India Globalization Capital, Inc.
filed 2019-06-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended March 31, 2019.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 001-32830

INDIA GLOBALIZATION CAPITAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

12224 Falls Road, Potomac, Maryland (Address of Principal Executive Offices)	20854 (Zip Code)

(301) 983-0998

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	IGC	NYSE American LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

☑  Yes  ☐ No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☑  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 28, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $193,000,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

39,511,407 shares of our common stock were outstanding as of June 10, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2019

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This report and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements. In this report and the documents incorporated by reference, we discuss plans, expectations and objectives regarding our business, financial condition and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. This document contains statements and claims that are not approved by the FDA, including statements on hemp and hemp extracts including cannabidiol and other cannabinoids. These statements and claims are intended to be in compliance with state laws, specifically in states where medical cannabis has been legalized, and the diseases which we anticipate our products will target are approved conditions for treatment or usage with cannabis/cannabinoids. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections. Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements. We intend that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●     our ability to successfully register patents, create and market new products and services, including but not limited to trading in Hong Kong and other parts of South Asia, contracting infrastructure projects and renting equipment in India, and achieve customer acceptance in the industries we serve;

●     current and future economic and political conditions, including but not limited to Hong Kong, North America, and India; and our ability to accurately predict the future demand for our products and services;

●     our ability to successfully launch our hemp-based products in states where hemp and hemp products are legal;

●     our ability to maintain listing on a national exchange;

●     competition in using phytocannabinoids for alternative, pharmaceutical, and nutraceutical therapies;

●     federal and state legislation; and administrative policy regulating phytocannabinoids;

●     our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical grade phytocannabinoids;

●     our ability to obtain and protect patents for the use of phytocannabinoids in our formulations; and

●     other assumptions described in our prospectus supplement underlying or relating to any forward-looking statements.

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

 ITEM 1. BUSINESS

Company Background

IGC has two lines of business: 1) infrastructure, and 2) plant and cannabinoid-based products and therapies. The Company’s infrastructure business, based in India and Hong Kong involves (a) the rental of heavy construction equipment like bulldozers, excavators, rollers and pavers, among others; (b) execution of construction contracts; and (c) the purchase and resale of physical commodities used in infrastructure, like steel, marble and tiles (collectively, the “Infrastructure Business”). Our revenue in Fiscal 2019 was primarily derived from this business. Information about our infrastructure products and service offerings is available at www.igcinc.us.

Our second line of business (collectively, the “Plant and Cannabinoid Business”) stems from plant extracts, including cannabinoids, produced by the cannabis plant (“phytocannabinoids”). Our plant and cannabinoid-based products and therapies involve several brands that the Company develops and expects to commercialize. The Company’s flagship branded, patent pending, product is Hyalolex™, a cannabinoid based alternative therapy, aimed at helping improve the quality of life for elderly patients suffering from dementia including Alzheimer’s disease (AD). Other alternative therapies in development include therapies for neuropathic pain, Parkinson’s disease (PD) and other Central Nervous System (CNS) disorders, among others. Hyalolex™ is based on a patent filing made by the University of South Florida for the use of ultra-low doses of cannabinoids for the treatment of AD. Further information is available at www.igcpharma.com and www.hyalolex.com. In addition, the Company, under the brand name Holi Hemp™, sells hemp crude extract, hemp isolate, and hemp distillate, among others. Further information is available at www.holihemp.com.

The cannabis plant includes a variety commonly known as marijuana, and a variety known as hemp. These plants all produce, in varying degrees, molecules such as Tetrahydrocannabinol (THC), a molecule that mimics anandamide, a cannabinoid naturally produced by the human body, that creates a sense of euphoria. THC is the psychoactive molecule in cannabis. The cannabis plant also produces many other cannabinoids. Among them, cannabidiol (CBD) is a non-psychoactive molecule, which is the target of medical research. Under the Agriculture Improvement Act of 2018 (the 2018 Farm Bill), Hemp is classified as a cannabis plant that has THC below 0.3% by dry weight and marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight.

As of March 31, 2019, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp LLC and IGC Pharma LLC. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

Business Strategy

Our strategy for the Infrastructure Business is to a) continue to rent heavy equipment to agricultural and construction contractors; b) invest in and competitively bid on constructions contracts, for example to build roads, bridges, and other civil works in Kerala India; and c) buy and sell infrastructure commodities. The Company expects to expand this line of business with the purchase of heavy equipment, bank guarantees, and an increase in employees and consultants.

With respect to the Company’s second line of business, the Company’s strategy is to create, build, and manage several brands of plant and cannabinoid-based therapies, such as Hyalolex™, Serosapse™, Natrinol™ and products under Holi Hemp™, among others. As part of this strategy, the Company expects to secure its supply chain by setting up facilities that grow, process and extract hemp. If market demand for cannabinoids, such as CBD and full spectrum hemp oil (an extraction of the whole plant), grows, as predicted by some analysts, we expect to sell these products on a retail and wholesale basis. In addition, we are also exploring acquisitions, investments, or the creation of joint ventures with competitive and complementary businesses, products and technologies. The Company believes that ongoing and expanded investment in clinical trials, Research and Development (R&D), facilities, marketing and advertising, as well as the acquisition of products and businesses supporting our Plant and Cannabinoid Business, is critical to the development and delivery of innovative products and best in class patient experience. Our strategy for plant and cannabinoid-based alternative therapy and products is to leverage our R&D and our intellectual property, to develop unique products that are best in class, well differentiated and backed by science through planned pre-clinical and clinical trials. This strategy in some cases may lead to perceived improvements in existing products and the creation of new products in others, which, based on scientific study and research, we expect may offer positive results for the treatment of certain conditions, symptoms and/or side effects. Our longer-term strategy is to seek pharmaceutical status for our therapies by filing Investigative New Drug Applications (INDA) with the Food and Drug Administration (FDA) and conducting large medical trials.

Fiscal 2019 Highlights

●     On October 12, 2018, the Company filed a provisional patent with the United States Patent and Trademark Office (“USPTO”) for a CBD-infused energy drink titled “Method and Composition for Relieving Fatigue and Restoring Energy”. There can be no guarantee that the USPTO will grant the patent.

●     On October 29, 2018, the NYSE suspended trading of IGC’s common stock and commenced proceedings to delist the Company’s stock from trading on the Exchange.  The Company challenged the proposed delisting through the NYSE’s appeal procedures.  On February 20, 2019, a unanimous review panel set aside the decision to delist IGC’s stock. On February 26, 2019 IGC’s stock was relisted on the NYSE American.

●     During Fiscal 2019, the Company completed the development of its Quick Response (QR) code-based, Hyperledger-blockchain-based Product Identification and Assurance system (PIA). We expect to deploy the PIA system on our products in Fiscal 2020 to help with product identification, product origin assurance, collection of customer feedback, and surveying of customers.

●     On November 6, 2018, the Company received notification from the United States Patent and Trademark Office (USPTO) of the patent issuance (#10,117,891) for its cannabinoid method and composition for the treatment of neuropathic pain in patients with Psoriatic Arthritis, Fibromyalgia, Scleroderma and other conditions. The formulation consists of the cannabinoids THC and CBD as well as other ingredients. The formulation for relieving pain is expected to be marketed under the brand Natrinol™.

●     In Fiscal 2019, the Company completed a public offering of 5,898,656 shares listed on the NYSE American. The net proceeds from this transaction after underwriting discounts and commissions were approximately $28.5 million. The Company also issued 869,565 shares amounting to approximately $1 million pursuant to a private placement.

●     In Fiscal 2019, we incorporated three wholly owned U.S. based subsidiaries: IGC Pharma LLC, that will own our intellectual property, and conduct R&D and medical trials; and IGCare LLC, that will commercialize; and Holi Hemp LLC, that will wholesale and retail, certain plant and cannabinoid-based products and therapies.

●     On March 23, 2019, we sold our Malaysian subsidiary Cabaran Ultima and received back 80,000 shares of IGC common stock from the buyer of Cabaran. There was no operating activity or gain and loss in the subsidiary in Fiscal 2019.

●     Based on the passage of the 2018 Farm Bill in December 2018, which legalized hemp in the U.S., the Company launched certain hemp products and therapies.

o     On March 22, 2019, the Company launched its website for hemp-derived products such as, hemp crude extract, hemp distillate, and hemp isolate under the brand Holi Hemp™.

o     On March 27, 2019, Hyalolex™, became available for purchase in select dispensaries in San Juan, Puerto Rico.

Products & Services

Infrastructure Business

Our Infrastructure Business, based in India and Hong Kong, involves:

a.    The rental of heavy construction equipment including bulldozers, excavators, rollers, and pavers, to contractors. This business involves a fleet of equipment that TBL owns, maintains and operates. The business is seasonal and is primarily active during the non-monsoon season. The business is dependent on infrastructure projects that the government implements;

b.    Bidding and execution of construction contracts; Our subsidiary TBL, with over 30 years of experience with infrastructure projects, recently began work on building and modifying a road in Kerala, India. In January 2019, TBL received a construction contract for the building of a National Highway Authority of India (“NHAI”)-sponsored local highway for approximately $0.6 million. This is a line that the Company expects to expand with the purchase of heavy equipment, bank guarantees, and an expanded team. TBL is currently executing this contract and expects to recognize revenue in Fiscal 2020;

c.    The purchase and resale of physical commodities used in infrastructure including steel, marble and tiles.

Plant and Cannabinoid Business:

We focus on the development and commercialization of plant and cannabinoid-based products and therapies. None of our plant and cannabinoid-based products or therapies are FDA-approved pharmaceuticals. Cannabinoids are chemical compounds that, based on various scientific studies and research, show various effects on the body and behavior. For example, a study1 by Prof. Krista Lanctot presented at Neurology Live-2018, in Chicago, showed that synthetic THC exerts a range of effects on behavior, including improvement in agitation and cognitive behavior, in patients suffering from AD. Several other studies have indicated that cannabinoids exhibit anti-inflammatory properties and, may alleviate diarrhea, abdominal pain, and loss of appetite.

Phytocannabinoids are cannabinoids that occur naturally in the cannabis plant. Phytocannabinoids are abundant in the viscous resin produced by glandular structures called trichomes. There are over 480 different compounds in the cannabis plant. Many of them have been identified as cannabinoids. Of these, THC is the main psychoactive component in the plant with many believed therapeutic uses. The other broadly pursued non-psychoactive phytocannabinoid is CBD. Both THC and CBD are pleiotropic i.e. studies indicate they may influence multiple pathways in humans, dogs and cats, and are believed to provide relief to a variety of symptoms including pain, seizures, and eating disorders. In medical applications, cannabinoids are extracted from the plant using a variety of well-established technologies, including using solvents such as CO2, Butane, and alcohol, among others. The refined extracted material is isolated for specific active ingredients, such as THC and CBD, among others, and is used in formulations as the primary or secondary active ingredient.

Hyalolex™

Hyalolex™ is not approved by the FDA, and it is not considered a pharmaceutical drug.

The name Hyalolex™, is based on the Greek roots hyalo and lex that broadly mean clear, clarity and/or glass-like, and words and/or reading, respectively. In AD cell lines, AD animal models, and in some human studies, the active ingredients in Hyalolex™ have been shown to alleviate many of the symptoms associated with AD.2 Patients with AD may suffer from a variety of symptoms, including anxiety, agitation, dementia, and sleep disorder, among others. These symptoms often result in hard-to-manage patients and caregiver distress.

1 Hasenoehrl C., et al. 2017.

2 Cao, et al. “The Potential Therapeutic Effects of THC on Alzheimer’s Disease.” Journal of Alzheimer’s Disease. (2014)

Our research into plant and cannabinoid-based combination therapies led us to studies performed at the University of South Florida (USF) using cannabinoids on AD. The professor working on this approach was featured on CNN on Dr. Sanjay Gupta’s show Weed 3. The work, specifically, reported several findings that were subsequently filed as a patent that we refer to as IGC-AD1. In Fiscal 2017, we acquired exclusive rights to the data and the patent filing from USF. The research reported that micro-dosing of the cannabinoid THC, in combination with other naturally occurring compounds, works synergistically to reduce the buildup of plaques and tangles, through allegedly new pathways. These results were shown using Alzheimer’s cell lines. Plaques and tangles are hallmarks of AD. Studies have demonstrated that patients get plaques and tangles around 15 to 20 years before any AD related symptoms such as dementia manifest. The studies further showed, on Alzheimer’s cell lines, that micro dosing of cannabinoids in combination with other naturally occurring compounds can increase the functioning of mitochondria. The findings are unique as previous research into cannabinoids showed the opposite effect at higher doses, for example, loss of mitochondrial functioning.

We believe that the novelty is two-fold: first, that micro dosing of THC affects the brain differently from higher dosing that is prescribed (FDA-approved Dronabinol, for example) or consumed by individuals; and second, that micro doses of THC can work synergistically with other naturally occurring compounds to increase efficacy and reduce side effects. For example, the research showed that at these therapeutic micro-doses, THC is non-toxic to neurons, a finding contrary to other research and data showing that THC is neuro-toxic at higher ingestion levels. The research was extended to include a Morris Water Maze test for measuring spatial memory impairment on transgenic Alzheimer’s mice. The research indicated that transgenic Alzheimer’s mice treated with cannabinoids at certain doses were significantly better at negotiating the water maze than untreated transgenic Alzheimer’s mice. As expected, neither group were anywhere close to the performance of healthy mice. Preliminary findings have also reported that low doses of THC can play a role in triggering neurogenesis, the growth and development of neuronal tissue.3

After further research and experiments, our team created Hyalolex™, an oral formulation as a syrup.

QR code-based blockchain PIA

Through consultancy relationships, the Company has developed, completed and expects to deploy a QR code-based, Hyperledger-blockchain-based PIA system that allows patients to access a website with information on our products, including where to buy the products. As the number of states in which the product is available increases, we hope to expand the information populating the backend to inputs directly from growers, processors and dispensaries. This information is intended to collectively display product identification and product origination by providing the patient with information regarding the origin, chemicals and processes used to manufacture the product.

Serosapse™ and Natrinol™

Other products that we are developing include Serosapse™ designed to assist in the treatment of certain indications of PD and other CNS disorders; and Natrinol™ designed to assist in the treatment of certain indications of neuropathic pain. The Company filed a patent application for Serosapse™ in March 2018. The Company received a patent for the formulation in Natrinol™ in November 2018. Neither of these products are FDA-approved, and they are not considered to be pharmaceutical drugs.

Holi Hemp™

We buy hemp crude extract, outsource the refinement of extract, and sell refined extracts such as hemp distillate and hemp isolate through our brand Holi Hemp™. The Company expects to secure its supply chain in Fiscal 2020 and beyond by investing in facilities that grow, process, and extract hemp.

3 Bilkei-Gorzo, et al. A chronic low dose of Δ9-tetrahydrocannabinol (THC) restores cognitive function in old mice. Nature Medicine. (2017).

Markets and Distribution

Infrastructure Business

For (a) the equipment rental business, we rent heavy equipment to construction companies, mostly located in Kerala, India. With respect to (b) bidding and executing of construction contracts; our subsidiary TBL, with over 30 years of experience with infrastructure projects recently began work on building and modifying a road in Kerala, India. In January 2019, TBL received a construction contract for the building of a National Highway Authority of India (“NHAI”) sponsored local highway for approximately $0.6 million. This is a line that the Company expects to expand with the purchase of heavy equipment, bank guarantees, and the retention of additional employees and consultants. TBL is currently executing this contract and expects to recognize revenue in Fiscal 2020, and with respect to (c) the purchase and resale of physical commodities, we purchase infrastructure materials and resell them. We neither hedge nor take long term positions on infrastructure commodities, and we limit our financial exposure by contractually ensuring that purchases have vetted buyers and settlement dates.

In Fiscal 2019, we have a total of 5 customers and 3 suppliers of infrastructure materials, which account for over 10% of sales and cost of sales. In Fiscal 2019, our suppliers are companies based in India and Hong Kong. For the level of business, and the value of each trade, we believe that the number of customers we have does not constitute inordinate customer risk. The total revenue from our Infrastructure Business is less than 1% based on revenue of the rental, construction and infrastructure commodities markets.

Plant and Cannabinoid Business

Hyalolex™

AD has been referred to as America’s most expensive disease. The estimated cost to Medicare and Medicaid of AD and other dementias, as per the Alzheimer’s Association, is projected to be about $2904 billion in 2019. It is estimated that there are currently over 5.8 million4 Americans with AD and around 50 million5 worldwide. The cost of AD is skyrocketing as the baby-boomers age: the number of AD patients is expected to double over the next 20 years, and the direct costs are expected to exceed $450 billion in the next 12 years. Although the rate of progression can vary, the average life expectancy following diagnosis is believed to be between three and nine years. It is the most common cause of dementia among older adults. Currently, no treatment can stop or reverse the progression of the disease, and there is still no accepted cure for AD. After launching Hyalolex™ in Puerto Rico, we expect to launch in other countries and certain states in the U.S. where we can legally enter the market.

Hyalolex™ is formulated for a dose of 1 ml either two or three times a day. It is currently available in 30 ml bottles.

To ensure compliance and product assurance, we propose to deploy a QR code-based, Hyperledger-blockchain-based, PIA system that will track the product and allow patients to access information about the product and provide feedback.

Our plans for Hyalolex™ in Fiscal 2020 are to file an INDA with the FDA and commence to conduct a pivotal phase 2 trial using a protocol that currently targets measuring Behavioral and Psychological Symptoms of Dementia (BPSD) in patients suffering from AD. The Filing of an INDA with the FDA is no guarantee that the FDA will approve the application.

4 Alzheimer’s Association. “2019 Alzheimer’s disease facts and figures.” (2019)

5 https://www.brightfocus.org/alzheimers/article/alzheimers-disease-facts-figures

Serosapse™ and Natrinol™

The pain management market represents a significant component of the healthcare system. In September 2012, The Journal of Pain reported that the annual estimated national cost of pain ranges from $560 billion to $635 billion. This figure exceeds the entire cost of the nation’s priority health conditions. Additionally, the American Pain Society recommends that pain be made more visible and be categorized as the fifth vital sign, recognizing that terminal illnesses are often accompanied by unbearable levels of pain that are so severe and difficult to treat that death seems preferable. According to the Arthritis Foundation, arthritis has been particularly problematic for women. Since 1999 there has been a 22% increase in the number of women who attribute their disability to arthritis. Current treatment protocols such as the utilization of opioid-based drug therapies present several challenges and may result in debilitating consequences that affect patients’ day-to-day functioning and patients’ productivity. Commonly reported side effects include hallucinations, constipation, sedation, nausea, respiratory depression and dysphoria. Our patent filing is based on therapy that uses extracts from the cannabinoids plant for the treatment of psoriatic arthritis and scleroderma pain. The therapy uses a cream that is applied to the joints using a variety of delivery mechanisms, including a bio-adhesive patch.

There are over one million adults suffering from PD in the U.S. PD is the second most common neurodegenerative disorder worldwide with an estimated 1% of adults over 60 suffering from the disease. The market for curing the disease is very large. We are testing products for end points associated with PD such as REM (Rapid Eye Movement) sleep disorder, anxiety, and dyskinesia. The PD treatment market is expected to reach $5.69 billion by 2022 from $4.24 billion in 2017, at a CAGR of 6.1%6. The market is being driven by the growth in aging population and the associated increase in the prevalence of PD and government funding for research.

Approximately 50 million people worldwide are affected by epilepsy7. Epilepsy is thought to be due to multiple factors that include the alteration of many ion channels such as sodium, potassium, NMDA (N-Methyl-d-aspartate) and neurotransmitters such as GABA (gamma amino butyric acid). It is believed, for example, that to maximally control epilepsy, modulation of one or more of these channels and receptors is required and that monotherapy is adequate in up to 25% of patients. The onset of epileptic seizures can be life threatening and lead to long-term implications8 such as mental health problems, cognitive deficits and morphological changes.9 The onset of epilepsy also greatly affects lifestyle as sufferers may live in fear of consequential injury or the inability to perform daily tasks.10 The scientific community11 has shown that CBD has anti-convulsive properties in humans. Other studies12 have shown that micro-doses of THC can also help reduce seizures. Three of our patent filings involving therapies use phytocannabinoid extracts from cannabinoids, in combination with other generic drugs, to treat medical refractory epilepsy in humans and seizures in dogs and cats.

Cachexia is a condition that accompanies severe illness, such as cancer, and may result in the weakness of the body. Cachexia may physically weaken patients to the extent that response to standard treatments is poor. In the U.S., it is estimated that a population of approximately 1.4 million13 is experiencing cachexia associated with cancer, multiple sclerosis, PD, HIV/AIDS, and other progressive illnesses. Cachexia is secondary to an underlying disease such as cancer or AIDS and is a positive risk factor for death. As an example, cancer induced anorexia cachexia is responsible for about 20% of all cancer deaths. Our patent filing involves a therapy that uses phytocannabinoids in an effort to stimulate senses (smell and taste) with a combination of drugs to stimulate appetite. Our approach addresses the veterinarian market, as dogs and cats also suffer from pain, epilepsy, and cachexia, and getting a product to market for the veterinarian industry is significantly less time consuming than getting products approved for human healthcare. There are around 185 million domesticated dogs and cats in the U.S., and about 1% of dogs and 2% of cats suffer from seizures.14

6 https://www.marketsandmarkets.com/PressReleases/parkinson-disease-treatment.asp

7 World Health Organization. 2019

8 Lutz, 2004

9 Swann, 2004, Avoli et. al., 2005

10 Fisher et. al., 2000

11 1980 Cunha et. al., 1986 Ames, 1990 Trembly et. al. recent testing by GW Pharmaceuticals, among others

12 Davis and Ramsey

13 Cachexia, survival and the acute phase response. Stephens NA, Skipworth RJ, Fearon KC. Current Opinion Support Palliative Care. 2008 Dec; 2(4):267-74.

14 Review Cancer anorexia-cachexia syndrome: current issues in research and management. (Inui A CA Cancer J Clin. 2002 Mar-Apr; 52(2):72-91.) and Norleena P. Gulletta, Vera Mazurakb, Gautam Hebbarc, and Thomas R. Ziegler, Nutritional Interventions for Cancer-induced Cachexia. Curr Probl Cancer. 2011; 35(2): 58–90.

Holi Hemp™

The Company intends to sell its plant and cannabinoid-based products including hemp oil, hemp distillate and isolate, among others under the brand name Holi Hemp™. Since the legal hemp industry in the U.S. is new, we neither have a major supplier nor dependence on a major customer. For the level of business and the value of each trade, the number of customers we have is adequate and does not constitute inordinate customer risk. Revenue from our Holi Hemp™ products is less than 1% based on revenue of markets.

Research and Development

In Fiscal 2019 and Fiscal 2018, IGC identified combinations of micro-doses of THC and the non-psychoactive compound CBD to address symptoms of PD and other diseases. The costs associated with this work is mostly internal research, such as, looking for combinations of plant extracts that could work and data to support the claims that certain combinations and formulations can alleviate symptoms associated with diseases.

In Fiscal 2019 we incorporated IGC Pharma LLC to consolidate and continue to conduct R&D. The amount spent for R&D is approximately $1.3 million and $137 thousand in Fiscal 2019 and Fiscal 2018, respectively. All R&D costs are expensed in the period in which they are incurred.

Competition

Some of the markets for the Company’s products and services are highly competitive, and some are not, as described below:

1.    Infrastructure Business: This business is currently limited to India and Hong Kong. The infrastructure industry is highly competitive, and we believe our differentiation is based primarily on price and industry knowledge of construction and commodity requirements for infrastructure projects. In Fiscal 2019, apart from working capital, the Company invested $300 thousand in TBL, to bid on construction contracts. While competition is strong, we expect demand for infrastructure projects to again increase with the newly elected Indian government once again focusing on infrastructure.

2.    Plant and Cannabinoid Business: In the U.S., there is very little widespread research on phytocannabinoids, with most of the research concentrated in Israel and Canada. This is largely because the U.S. Drug Enforcement Administrating (DEA) classifies phytocannabinoid extracts such as THC as a Schedule 1 drug. This means that phytocannabinoids are characterized as substances with “high potential for abuse” and with “no currently accepted medical use.” We believe our differentiation from our competitors, for example, in the use of phytocannabinoids for the treatment of AD, is based primarily on our data, patent filings, experienced team, and early-mover advantage.

Core business competencies and advantages

Our core competencies include the following:

•     a network of doctors, PhDs, and intellectual property legal experts that have a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection and product formulation;

•     knowledge of various cannabinoids strains, their phytocannabinoid profile, extraction methodology and impact on various pathways;

•     knowledge of plant and cannabinoid-based combination therapies;

•     knowledge of research and development in the field; and

•     Patent IGC-501 for cannabinoids and pain has been issued.

Technology, Cybersecurity and Intellectual Property

The success of most of our product candidates will depend in large part on our ability to:

•     penetrate and create a market for our products,

•     obtain and maintain patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;

•     prosecute our patent applications and defend our issued patents;

•     preserve the confidentiality of our trade secrets; and

•     operate without infringing the patents and proprietary rights of third parties.

On October 12, 2018, the Company filed a provisional patent with the USPTO for a CBD-infused energy drink titled “Method and Composition for Relieving Fatigue and Restoring Energy.” There can be no guarantee that the USPTO will grant the patent.

We intend to continue to seek appropriate patent protection for certain of our product candidates, drug delivery systems, and molecular modifications, as well as other proprietary technologies and their uses, by filing patent applications in the U.S. and selected other countries. We intend for these patent applications to cover, where possible, claims for medical uses, processes for preparation, processes for delivery and formulations.

We have intellectual property attorneys that file patents or provisional patent applications, copyrights, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements. We also expect to deploy a QR code-based PIA and other intellectual property protection methods to safeguard our technology and research and development. All our data, except accounting data, is stored in the cloud on multiple servers that helps us mitigate the overall risk of losing data. We have a cybersecurity policy in place and are in the process of implementing tighter cybersecurity measures to safeguard against hackers. We expect to implement these measures in Fiscal 2020. The Company holds all rights to the patents that have been filed by us with the USPTO. Although, the Company believes the registration of patents is an important part of its business strategy and its success depends in part on such registration, the Company cannot guarantee that such patent filings will result in a successful registration with the USPTO. Please see Item 1A, Risk Factors- “We may not successfully register the provisional patents with the USPTO”.

The table below provides a status of our patent filings:

Formulation	Indication	Provisional Filing	PCT Filing	Subsequent Activity
IGC-501	Pain	9/16/14	9/16/15	Patent notification received on 11/6/2018 (#10,117,891)
IGC-502	Seizures	1/25/15	1/14/16	U.S. National Case Filed on 6/15/16
IGC-503	Seizures	4/1/15	3/25/16	PCT Application Published on 10/6/16
IGC-504	Eating Disorders	8/12/15	8/11/16	U.S. and National Filing on 2/12/18
IGC-505	Seizures	6/15/16	6/15/16	U.S. National Filing Anticipated on in 2019
IGC-506	Eating Disorders	2/28/17	2/27/18	U.S. and National Filing Anticipated on 8/28/19
IGC-507 IGC-AD1	Alzheimer’s Disease	7/30/15	Anticipated in 2019	U.S. and National Filing Anticipated in 2019
IGC-508	CNS Disorders	3/29/18	Anticipated in 2019	U.S. and National Filing Anticipated in 2019
IGC-511	Fatigue and energy restoration	10/4/18	Anticipated in 2019	U.S. and National Filing Anticipated in 2019
IGC-510	Stammering, Tourette’s syndrome	5/23/19	Anticipated in 2020	U.S. and National Filing Anticipated in 2020

The table below summarizes the nature of activity, type of license required and held, and encumbrances in obtaining permits for each location where the company operated through its subsidiaries in Fiscal 2019:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
U.S.	Plant and cannabinoid-based products and General Management	General business. License to grow and process hemp.	General business licenses. Applied for a license to grow and process hemp.	None.
India	Infrastructure Contract, Rental of heavy equipment and land	General business license	Business registrations with tax authorities in various states in India	None.
Hong Kong	Purchase and Resale of physical commodities	General business license	General business license	None.

Governmental Regulations

In the U.S. we are subject to oversight and regulations, for some or all of our activities, by the following agencies: SEC, state regulators, NYSE, and the FDA. As mentioned above, the cannabis plant consists of several strains or varieties. Hemp and Marijuana are both cannabis plants. Under the 2018 Farm Bill, Hemp is classified as a cannabis plant that has THC below 0.3% by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight.

Marijuana remains illegal under federal law, including in those states in which the use of marijuana has been legalized for medical and or recreational use. On the other hand, on December 12, 2018, the Senate and the House approved the 2018 Farm Bill that the President signed into law. It contains provisions that make industrial hemp legal. Although, effective January 1, 2019, hemp is legal at the federal level, most states are only now creating appropriate licensing and testing processes for the growing, processing, and sale of hemp and hemp-derived products.

For our business we must apply for licenses in states where we desire to grow and process hemp, for example, in the state of Arizona, where we plan on growing and processing hemp, we are required to apply for licenses and register with the state the geo-location of all our operations, including the land on which hemp is grown and the facilitates where hemp will be processed. These regulations are evolving, differ from jurisdiction to jurisdiction, and are subject to change.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern the research, development, testing, manufacturing, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and importing and exporting of pharmaceutical products, among other things. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending New Drug Applications (NDA), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an Investigational New Drug (IND), which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of FDA premarket approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, and formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (USDA’s) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with Good Clinical Practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical study plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval in order to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.

The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, for Fiscal 2019 $2,588,478, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees, for Fiscal 2019 $309,915.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity (NME).

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current GMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two to six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Under a new rule, effective January 18, 2017, sponsors are also obligated to disclose the results of these trials after completion. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent the claims of which cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant. The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application that includes the change.

An ANDA or 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and thus no ANDA or 505(b)(2) application may be filed before the expiration of the exclusivity period.

For a botanical drug, the FDA may determine that the active moiety is one or more of the principal components or the complex mixture as a whole. This determination would affect the utility of any five-year exclusivity as well as the ability of any potential generic competitor to demonstrate that it is the same drug as the original botanical drug.

Five-year and three-year exclusivities do not preclude FDA approval of a 505(b)(1) application for a duplicate version of the drug during the period of exclusivity, provided that the 505(b)(1) applicant conducts or obtains a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase — the time between IND submission and NDA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition generally a disease or condition that affects fewer than 200,000 individuals in the U.S. (or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such drug). Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. If the FDA designates an orphan drug based on a finding of clinical superiority, the FDA must provide a written notification to the sponsor that states the basis for orphan designation, including “any plausible hypothesis” relied upon by the FDA. The FDA must also publish a summary of its clinical superiority findings upon granting orphan drug exclusivity based on clinical superiority. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment, or SPA, process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. According to its performance goals, the FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDC Act and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

Employees and Consultants

As of March 31, 2019, we employed 20 full-time employees. These numbers include the Infrastructure Business and the Plant and Cannabinoid Business. We also have contract workers and advisors in the U.S., India, and Hong Kong.

Reclassification, merger, consolidation, or purchase or sale of a significant amount of assets

Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. Certain aged receivables and certain deposits and advances in the amount of approximately $644 thousand have been reclassified to non-current assets from current assets.

In Fiscal 2019, a Note Payable in the amount of $1.8 Million has been paid off. Please see “Note 10 – Loans and Other Liabilities,” in our Notes to Consolidated Financial Statements contained herein for more information.

In Fiscal 2018 we exited our non-operational Hong Kong subsidiary IGC Cleantech Ltd, and in Fiscal 2019 we exited our Malaysian subsidiary Cabaran.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.igcinc.us when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

Risks Related to Our Business and Expansion Strategy

Our cannabinoid strategy makes it difficult to find, retain, and attract management.

The environment we work in is heavily regulated, and while we have experience in regulated industries, it is also heavily scrutinized. This regulatory scrutiny takes a toll on management and makes it very difficult to attract and retain talent. Management spends a great deal of time and money explaining and justifying actions, strategy, and business plans to regulators. A myriad of complex factors including regulations regarding money laundering, inter-state commerce, DOJ, FDA, NYSE, SEC, state laws, among others, affect every decision. Navigating this complex set of regulatory landmines and staying focused on generating shareholder value is an arduous task and there can be no assurance that we will be successful in steering clear of all the potential issues, any of which could adversely impact the stock price or lead to delisting from the NYSE American.

Our cannabinoid strategy makes it difficult to raise money as a public company.

Our Plant and Cannabinoid Business is based on: a) R&D on cannabinoids; b) medical trials on the efficacy of cannabinoids; c) licensing our intellectual property; and d) growing, processing and distributing hemp. Despite having no direct involvement in selling any controlled substances, the Company is often considered a “cannabis company” with all the nuances that accompany that label, including being blacklisted by banks, investments banks, and by the largest clearing services company. Due to the near-monopoly nature of some of these institutions such as clearing houses, it makes it very difficult for the Company to raise money, deposit share certificates, or even have investment banking relationships. As we cannot control how others perceive us, there can be no assurance that we will be able to raise enough capital for our planned expansion.

 We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

Our short-term focus is to gain market share for our Plant and Cannabinoid Business. However, we have had a history of operating losses. For Fiscal 2019 and Fiscal 2018, we had a net loss of almost $4.1 million and $1.8 million, respectively. Accordingly, there can be no guarantee that our efforts will be successful. If we continue to have losses, we will be required to seek additional financing. No assurance can be given the we can raise any such financing and such financing could be dilutive to our shareholders.

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

From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates, or technologies, particularly those arrangements that seek to leverage other organizations’ internal platforms or competencies for the benefit of our products or potential products. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•     exposure to unknown or unanticipated liabilities, including foreign laws with which we are unfamiliar;

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

Since we operate in several foreign countries, we use consultants, including lawyers and accountants, to help us comply with regulatory requirements and public company compliance on a timely basis. As we expand, we expect to increase the size of our senior management. However, we cannot guarantee that in the interim period our senior management can adequately manage the requirements of a public company and the integration of acquisitions, and any failure to do so could lead to the imposition of fines, penalties, harm our business, status as a reporting company and/or our listing on the NYSE American.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from clinical trials for product candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, and/or our reputation in the industry and in the investment community might be significantly damaged. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

We may fail to expand our growing and manufacturing capability in time to meet market demand for our products and product candidates, and the FDA may refuse to accept our facilities or those of our contract manufactures as being suitable for the production of our products and product candidates. Any problems in our growing or manufacturing process could have a material adverse effect on our business, results of operations and financial condition.

In addition, before we can begin commercial manufacture of any medicinal product candidates for sale in the U.S., we must obtain FDA regulatory approval for the product, which requires a successful FDA inspection of the manufacturing facilities, which includes the facilities of the processor(s) and quality systems in addition to other product-related approvals. Due to the complexity of the processes used to manufacture our product candidates, we may be unable to initially, or continue to, pass federal, state or international regulatory inspections in a cost-effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our business, results of operations and financial condition.

Legal claims could be filed that may have a material adverse effect on our business, operating results and financial condition. We may in the future face risks of litigation and liability claims, the extent of such exposure can be difficult or impossible to estimate and which can negatively impact our financial condition and results of operations.

Our operations are subject to numerous U.S., Indian and Hong Kong laws and regulations relating to the protection of the public and necessary disclosures in regard to financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil, and, in some cases, criminal sanctions. Although we are not aware of any compliance related issues, we may not have been, or may not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines and other penalties, which could negatively impact our financial condition and results of operations. As of March 31, 2019, the Company and several of its officers and directors are parties to four (4) shareholder lawsuits. See Item 3, Legal Proceedings of this report for further information. There can also be no assurance that any insurance coverage we take will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that are not covered by insurance, our management could expend significant time and resources addressing any such issues. And, the legal fees necessary to defend against multiple lawsuits can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

Continued listing on the NYSE is an operating risk for the Company.

As previously disclosed, on October 29, 2018, NYSE suspended trading of the Company’s common stock and commenced proceedings to delist the Company’s stock from trading on the Exchange.  After a successful appeal, the Company’s stock was  relisted for trading on the NYSE American on February 26, 2019. However, given the current regulatory environment for hemp-based products, there remains risk with respect to the Company’s ability to maintain its listing with the NYSE. This risk may limit the Company’s ability to pursue other business opportunities.

Our expansion is dependent on laws and regulations pertaining to hemp and cannabinoids.

We expect to acquire companies and hire management in the areas that we have identified. These include, among others, biopharmaceuticals, with a focus on capitalizing on specific niches within these areas such as cannabinoid-based therapies. Entry into any of these areas requires special knowledge of the industry and products. In the event that we are perceived to be entering the legal marijuana sector, even indirectly or remotely, we could be subject to increased scrutiny by regulators because, among other things, marijuana is a Schedule-1 controlled substance and is illegal under federal law. Our failure to adequately manage the risk associated with these businesses and adequately manage the requirements of the regulators can adversely affect our business, our status as a reporting company and our listing on the NYSE American. Further, any adverse pronouncements from regulators about businesses related to the legal cannabis industry, or the hemp industry could adversely affect our stock price.

Our company is in a very new and highly regulated industry. Significant and unforeseen changes in policy may have material impacts on our business.

Continued development in the phytocannabinoids industry is dependent upon continued state legislative authorization of cannabinoids as well as legislation and regulatory policy at the federal level. The federal Controlled Substances Act currently makes cannabinoids use and possession illegal on a national level. While there may be ample public support for legislative authorization, numerous factors impact the legislative process. Any one of these factors could slow or halt use and handling of cannabinoids in the U.S. or in other jurisdictions, which would negatively impact our development of phytocannabinoid-based therapies and our ability to test and productize these therapies.

Many U.S. state laws are in conflict with the federal Controlled Substances Act. While we do not, and we do not intend, to distribute or sell marijuana in the U.S., it is unclear whether regulatory authorities in the U.S. would object to the registration or public offering of securities in the U.S. by our company, to the status of our company as a reporting company, or even to investors investing in our company, if we engage in legal cannabinoids cultivation and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. In addition, the status of cannabinoids under the Controlled Substances Act may have an adverse effect on federal agency approval of pharmaceutical use of phytocannabinoid products. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets, test our therapies, or create products from these plant and cannabinoid-based therapies.

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

Our product candidates may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by customers. We cannot assure you that Hyalolex™ and other products will achieve the expected level of market acceptance and revenue. The market acceptance of any product depends on a number of factors such as, the price of the product, the effect of the product, the taste of the product, reputation of the Company, competition, and marketing and distribution support.

The success and acceptance of a product in one state may not be replicated in other states or may be negatively affected by our activities in another state. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of our manufacturing facilities, our growing plants, stored inventory or laboratory facilities through fire, theft, natural disasters or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, could have an adverse effect on our ability to meet demand for cannabinoid products or to continue product development activities and to conduct our business. Failure to supply our partners with commercial product may lead to adverse consequences.

Counterfeit versions of our products could harm our business.

Counterfeiting activities and the presence of counterfeit products in market and over the internet continue to be a challenge for maintaining a safe product supply. Counterfeit products are frequently unsafe or ineffective, and can be life-threatening. To distributors and users, counterfeit products may be visually indistinguishable from the authentic version. Reports of adverse reactions to counterfeit drugs along with increased levels of counterfeiting could be mistakenly attributed to the authentic product, affect consumer confidence in the authentic product and harm the business of companies such as ours. If our products were to be the subject of counterfeits, we could incur reputational and financial harm.

We face intense competition, including from generic products. If our competitors’ market or develop alternative products that are approved more quickly or marketed more effectively than our product candidates or are demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

The plant and cannabinoid products industry is characterized by advancing technology, competition and a strong emphasis on developing proprietary products. We face competition from a number of sources, some of which may target the same indications as our products or product candidates, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies, and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us.

We may not be able to differentiate any products that we may market from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, there are a number of established products already commercially available and under development by other companies that treat the indications that our product candidates are intended to treat.

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

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

•     Fluctuations in revenue due to seasonality of the marketplace, which results in uneven revenue and operating results over the year;

•     Additions and departures of key personnel; and

•     Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

We may not successfully register the provisional patents with the USPTO.

We have filed ten provisional patents with the USPTO, in the combination therapy space, for the indications of pain, medical refractory epilepsy, eating disorders, and cachexia as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although, one patent has been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This in turn may have a material and adverse impact on the trading price of our common stock.

We may be unable to protect our intellectual property rights and/or intellectual property rights licensed to us, and may be subject to intellectual property litigation and infringement claims by third parties.

We intend to protect our intellectual property through limited patents and our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. and unauthorized parties may copy or otherwise obtain and use our products, processes or technology. Additionally, there can be no assurance that others will not independently develop similar know-how and trade secrets. We are also dependent upon the owners of intellectual property rights licensed to us under various wholesale license agreements to protect and defend those rights against third party claims. If third parties take actions that affect our rights, the value of our intellectual property, similar proprietary rights or reputation or the licensors who have granted us certain rights under wholesale license agreements, or we are unable to protect the intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

●     defend against infringement claims which are expensive and time consuming;

●     cease making, licensing or using, either temporarily or permanently, products that incorporate the challenged intellectual property;

●     re-design, re-engineer or re-brand our products or packaging; or

●     enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

In the event of claims by third parties for infringement of intellectual property rights we license from third parties under wholesale license agreements, we could be liable for costs of defending allegations of infringement, and there are no assurances the licensors will either adequately defend the licensed intellectual property rights or that they would prevail in the related litigation. In that event, we would incur additional costs and may deprived from generating royalties from these agreements.

We may face risks relating to health care privacy and security laws.

We may be subject to various privacy and security regulations, including but not limited to HIPAA, as amended by HITECH, and their respective implementing regulations, including the related final published omnibus rule. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information. These obligations would require the Company to adopt administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent then HIPAA and many of which differ from each other in significant ways and may not have the same effect, thereby complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Some of our lines of business will rely on third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, including cybersecurity attacks, or failures in data collection could expose us to liability claims, increased costs, reduced revenue, and harm our business and reputation.

Our lines of business and services, but especially our development of cannabinoids-based combination therapies for products, including Hyalolex™, and other products for PD, chronic pain, post-traumatic stress disorder, and eating disorders, and our long-term use and/or development of blockchain technologies to solve critical issues facing the Cannabinoids industry, rely on services hosted and controlled directly by our suppliers and distributors and their third-party service providers. We do not have redundancy for all of our systems; many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. These facts could cause reputational harm, loss of customers, or loss of future business, thereby reducing our revenue.

Our suppliers and distributors and their third-party service providers hold customer data, some of which is hosted in third-party facilities. A security incident or cybersecurity attack at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. We have a cybersecurity policy in place, however, unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged, and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect, or breach of our security could damage our reputation, result in the loss of customers, and harm our business.

Hardware or software failures or errors in our systems or those of our suppliers and distributors or their third-party service providers, could result in data loss or corruption, cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by several factors, including access to the Internet, the failure of our network or software systems or security breaches. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports in near real time because of several factors, including failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed, we could lose customers, or we could be found liable for damages or incur other losses.

All of our data, except accounting data, is stored in the cloud on multiple servers that helps us mitigate the overall risk of losing data. We have a cybersecurity policy in place and are in the process of implementing tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances would incur further costs.

The states in which we and our distributers and suppliers and their service providers operate require that we maintain certain information about our customers and transactions. If we fail to maintain such information, we could be in violation of state laws. Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage.

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

The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into common stock and warrants. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW). The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock and warrants. The warrants expire on March 8, 2021. We also have outstanding options to purchase 270,000 shares, expiring between calendar years 2022 and 2024 with a weighted average exercise price of $0.45 per share. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur. If we raise funds by issuing additional securities in the future or the outstanding warrants or stock options to purchase our common stock are exercised, the newly-issued shares will also dilute your percentage ownership in our company.

The market price for our common stock may be volatile.

The trading volume in our common stock may fluctuate and cause significant price variations to occur. Fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results. Our stock price may fluctuate as a result of a number of events and factors such as those described elsewhere in this “Risk Factors” section, events described in this report, and other factors that are beyond our control. In addition, the stock market, in general, has historically experienced significant price and volume fluctuations. Our common stock has also been volatile, with our 52-week price range being at a low of $0.25 and a high of $14.58 per share. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. In addition, it is possible, given our current trading price, that we may fail to comply with the minimum trading price required to trade our shares on the NYSE American.

Our publicly-filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend, or reformulate information contained in prior filings as a result of an SEC review, as well as state in filings that we have inadequate control or expertise over financial reporting. Any modification, amendment, or reformulation of information contained in such reports could be significant and result in material liability to us and have a material and adverse impact on the trading price of our common stock

We do not anticipate declaring any cash dividends on our common stock.

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

Maryland anti-takeover provisions and certain anti-takeover effects of our charter and bylaws may be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change of control of our company at a premium price that would be beneficial to our stockholders. For more detailed information about these provisions, please see “Anti-takeover Law, Limitations of Liability and Indemnification” as follows:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in Maryland. As of March 31, 2019, the Company owned about 6,000 square feet of office space in India and U.S., and rented about 18,000 square feet in India and U.S.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2019. As of March 31, 2019, the Company was a party to four (4) shareholder lawsuits, as follows:

Shareholder Class Action Litigation:

Tchatchou v. India Globalization Capital, Inc., et al., 8:18-cv-03396 (U.S. District Court for the District of Maryland)

On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland.  IGC, Ram Mukunda, Richard Prins, and Sudhakar Shenoy were named as defendants.  On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint against IGC, Mukunda, and Claudia Grimaldi, thereby removing Prins and Shenoy as defendants.  The plaintiff in Tchatchou alleges that IGC, Mukunda, and Grimaldi violated Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act and made false and misleading statements to the public by issuing a September 25, 2018 press release entitled “IGC to Enter the Hemp/CBD-Infused Energy Drink Space,” in which IGC announced it had “executed a distribution and partnership agreement” for the sugar-free energy drink named Nitro G.  The plaintiff in Tchatchou seeks an unspecified amount of damages.  On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case.

Harris-Carr v. India Globalization Capital, Inc., et al., 8:18-cv-03408 (U.S. District Court for the District of Maryland)

On November 2, 2018, IGC shareholder Gabe Harris-Carr instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland.  IGC, Ram Mukunda, and Claudia Grimaldi were named as defendants.  On February 28, 2019, all pending shareholder class actions, including the Harris-Carr litigation, were consolidated, and the Tchatchou litigation, described above, was designated as the lead case.  On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint, which becomes the operative complaint for the consolidated matter and supersedes the Harris-Carr complaint.

Shareholder Derivative Action Litigation:

Erny v. Mukunda, et al., 1:18-cv-03698 (U.S. District Court for the District of Maryland)

On November 30, 2018, IGC shareholder Gene Erny instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland.  Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant.  The Erny litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company). The complaint in the Erny litigation alleges that the Company should have filed suit against the individual defendants – Mukunda, Grimaldi, Goel, Prins, and Shenoy (collectively referred to as the “Individual Defendants”) – for securities fraud and breach of fiduciary duty. The plaintiff in Erny alleges that, through the individual defendants, the Company made false and misleading statements, and the individual defendants breached their fiduciary duties, as follows: “Under the direction and watch of the Individual Defendants, the [Company’s] 2018 Proxy Statement failed to disclose that: (1) the Company had substantially discontinued the business it was conducting at the time that it was initially listed on the New York Stock Exchange, and was instead engaged in ventures or promotions that had not been developed to a commercial stage or the success of which is problematical; (2) the Company adapted its business model frequently and radically in an attempt to lure investors seeking to capitalize on market fads, such as blockchain and cannabinoids; (3) the benefits of the Company’s relationships with manufacturers, partners, and distributors were overstated in order to create a misleadingly positive impression of IGC’s potential commercial success; (4) DaMa Pharmaceutical does not have a long history of developing premier pharmaceutical products; (5) as a result of the foregoing, IGC’s stock would be suspended from the New York Stock Exchange and potentially delisted; (6) the Company failed to maintain internal controls; and (7) as a result of the foregoing, the Company’s public statements were materially false and misleading at all relevant times.” The plaintiff in the Erny litigation further alleges that the “Individual Defendants also caused the [Company’s] 2018 Proxy Statement to be false and misleading with regard to executive compensation in that they purported to employ ‘pay-for-performance’ elements while failing to disclose that the Company’s share price was being artificially inflated by the false and misleading statements made by the Individual Defendants as alleged herein, and therefore any compensation based on the Company’s financial performance was artificially inflated. The false and misleading elements of the 2018 Proxy Statement led to the reelection of Defendant Prins, which allowed him to continue breaching his fiduciary duties to IGC.” Because the claims made in Erny are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. The Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

On January 28, 2019, the court issued a consent order staying proceedings in the Erny litigation pending resolution of an anticipated motion to dismiss to be filed by IGC, Mukunda, and Grimaldi in the Tchatchou matter, described above.  On May 9, 2019, all pending shareholder derivative matters were consolidated, and the Erny litigation was designated as the lead case.

Hamdan v. Mukunda, et al., 8:19-cv-00493 (U.S. District Court for the District of Maryland)

On February 20, 2019, IGC shareholder Waseem Hamdan instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland.  Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant.  The allegations made by the plaintiff in the Hamdan litigation are substantially similar to the allegations made in Erny, and the claims against the individual director defendants are based on the same alleged transactions and/or occurrences as are the claims made in the Erny litigation.  Because the claims made in Hamdan are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant.  On May 9, 2019, all pending shareholder derivative matters, including the Hamdan litigation, were consolidated, with the Erny litigation, described above, designated as the lead case.  As a result of the consolidation, the Hamdan litigation became subject to the January 28, 2019 order entered in the Erny litigation staying proceedings pending resolution of an anticipated motion to dismiss to be filed by IGC, Mukunda, and Grimaldi in the Tchatchou matter, described above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE American under the symbol “IGC” with CUSIP number 45408X308. The common stock of the Company is also quoted on the Frankfurt, Berlin, and Stuttgart (XETRA2) stock exchanges in Germany (ticker symbol: IGS1). Our warrants (ticker symbol: IGCIW, CUSIP number 45408X118, expiring on March 8, 2021) are quoted on the OTC Markets. We have 91,472 units outstanding that can be separated into common stock and warrants. The Units are not listed on an exchange. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW). The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock and warrants. On October 29, 2018, the NYSE suspended trading of IGC’s common stock and commenced proceedings to delist the Company’s stock from trading on the Exchange. Subsequently, on October 30, 2018, the common stock began trading on the OTC Pink market under the ticker symbol “IGCC”. After a successful appeal of the NYSE’s delisting decision, on February 26, 2019, the Company’s stock resumed trading on the NYSE American under the ticker symbol “IGC”.

On June 10, 2019, closing share price of our common stock, as reported on the NYSE American, was $0.87 per share.

The trading history for the warrants is not available. No warrants were issued in Fiscal 2019 or Fiscal 2018. As set out on Form 8-K filed on February 19, 2019, the Company unilaterally extended the expiration of the warrants to 5:00 p.m. New York time on Monday March 8, 2021, and commencing at 5:00 p.m. New York time on March 6, 2019, and terminating at 5:00 p.m., New York time, on March 8, 2021, the terms of the warrants will permit the Company to exchange ten warrants and $5 for each share of common stock (CUSIP 45408X 308), in accordance with Section 3.1 of the Warrant Agreement.

 Further information on the securities can be referred to in Note 12 of Part II, Item 8.

Securities authorized for issuance under equity compensation plans

The following table shows (in thousands), as of March 31, 2019, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:

2008 and 2018 Omnibus Incentive Plan	2,035	-	-

(1)  Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 14, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

Holders

As of June 10, 2019, we had approximately 47 registered shareholders of record of our common stock, and approximately 4 registered holders of record of our warrants. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock and warrants.

Dividend policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations. Accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Unregistered sales of equity securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

On March 23, 2019, we sold our Malaysian subsidiary Cabaran Ultima and received back 80,000 shares of IGC common stock from the buyer of Cabaran. The Company does not have any repurchase program which obligates it to acquire any specific number of shares.

ITEM 6. SELECTED FINANCIAL DATA

Item 6 does not apply to us because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

 In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue in Fiscal 2019 and Fiscal 2018 is from our Infrastructure Business. The Company’s Infrastructure Business, involves:

(i)	Rental of heavy construction equipment including bulldozers, excavators, rollers, and pavers, among others.
(ii)	Bidding and execution of construction contracts. Our subsidiary TBL, with over 30 years of experience with infrastructure projects recently, began work on a construction project building and modifying a road in Kerala, India. In January 2019, TBL received a construction contract for the building of a National Highway Authority of India (“NHAI”) sponsored local highway for approximately $0.6 million. This is a line that the Company expects to expand with the purchase of heavy equipment, bank guarantees, and the retention of additional employees and consultants. TBL is currently executing this contract and expects to recognize revenue in Fiscal 2020. Apart from working capital, in Fiscal 2019, the Company invested $300 thousand in TBL to specifically increase the construction business.
(iii)	The purchase and resale of physical commodities, used in infrastructure, such as steel, marble and tiles, among others (collectively, the “Infrastructure Business”).

Our business expansion strategy includes our Plant and Cannabinoid Business. Our second line of business (collectively, the “Plant and Cannabinoid Business”), stems from plant material, and cannabinoids produced by the cannabis plant. The Company’s strategy is to create, build, and manage several brands of plant and cannabinoid-based products and therapies, such as Hyalolex™, Serosapse™, Natrinol™, and Holi Hemp™, among others. As part of this strategy, the Company expects to secure the quantity, availability, and effective cost of its supply chain by setting up and controlling facilities that grow and extract the active ingredients for our products. In addition, we are also exploring acquisitions, investments, or the creation of joint ventures with competitive and complementary businesses, products and technologies. As market demand for hemp grows, as predicted by some analysts, we expect to sell these and other products on a retail and wholesale basis. As previously announced, our product mix is expected to include hemp/CBD-infused drinks including an energy drink; tinctures; full spectrum oil; hemp distillate; and hemp isolate, among others.

Further information on the Company highlights in Fiscal 2019 can be found in Item 1, “Fiscal 2019 Highlights”.

Results of Operations

Fiscal Year Ended March 31, 2019 compared to Fiscal Year Ended March 31, 2018

The following table presents an overview of our results of operations for Fiscal 2019 and Fiscal 2018:

Statement of Operations (in thousands)

	Fiscal Year Ended March 31,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Revenues	5,116	2,193	2,923	133%
Cost of revenues	(4,984)	(2,111)	(2,873)	136%
General and administrative expenses	(3,519)	(1,734)	(1,785)	103%
Research & development expenses	(1,256)	(137)	(1,119)	817%
Operating loss	(4,643)	(1,789)	(2,854)	160%
Other income – net	548	3	545	18,167%
Loss before income taxes	(4,095)	(1,786)	(2,309)	129%
Tax expense	(2)	-	(2)	100%
Net Loss	(4,097)	(1,786)	(2,311)	129%

Revenues– Revenue was primarily derived from our Infrastructure Business in Fiscal 2019 and Fiscal 2018. This amounted to approximately $5.12 million and $2.19 million, respectively, representing an increase of $2.92 million or 133%. The increase in revenue was attributable to an increase in the sales of infrastructure related physical commodities. In the last quarter of Fiscal 2019, we also commenced sales in the Plant and Cannabinoid Business, which contributed $25 thousand in revenue in Fiscal 2019.

Cost of revenue– Cost of revenue was primarily from our Infrastructure Business in Fiscal 2019 and Fiscal 2018. This amounts to approximately $4.98 million for Fiscal 2019 compared to $2.11 million in Fiscal 2018, an increase of approximately $2.87 million or 136%. This increase in cost of revenue was attributable to increased purchase of physical commodities, with the margins remaining stable. In the last quarter of Fiscal 2019, we commenced sales in the Plant and Cannabinoid Business, which contributed $22 thousand in cost of revenue.

General and administrative expenses – These consist primarily of employee-related expenses, professional fees, legal fees, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances (if any). General and administrative expenses increased by approximately $1.8 million or 103% to $3.5 million for Fiscal 2019 from $1.7 million for the year ended March 31, 2018. The increase in general and administrative expenses is primarily attributable to increased legal & professional fees of $1.1 million attributable to among others, the NYSE delisting proceedings, and various lawsuits filed against the Company during Fiscal 2019.

Research and Development expenses - R&D expenses which are attributed to our Plant and Cannabinoid Business, increased approximately $1.1 million or 817%, to $1.3 million for Fiscal 2019, compared to $137 thousand for Fiscal 2018. These expenses relate to reformulating Hyalolex™, formulations for Serosapse™ and Natrinol™, the preparation of FDA filings, and preparation for medical trials. It also includes inventory that was shown as work in progress in Fiscal 2018.

Other Income, net – Other income increased by approximately $545 thousand or 18,167% during Fiscal 2019. The total other income for Fiscal 2019 and Fiscal 2018 is approximately $548 thousand and $3 thousand, respectively. In Fiscal 2019, such amounts include income received from interest, miscellaneous rental income, and a non-recurring gain of $300 thousand earned by repayment of $1.5 million for the settlement against a $1.8 million note payable with Bricoleur Partners L.P. In Fiscal 2018, other income (net) consisted of $31 thousand interest paid for loans, $5 thousand interest received from cash deposits, and $29 thousand from other income like rent and others

Balance Sheet (in thousands)

Accounts receivable – Our accounts receivable for Fiscal 2019 and Fiscal 2018 amounted to $84 thousand and $558 thousand, respectively, a decrease of $474 thousand, approximately 85% compared to Fiscal 2018. The primary component of our accounts receivable in Fiscal 2019 is the receivable from rental of heavy construction equipment. The decrease in account receivable is attributable to reclassification of one receivable to non-current assets from current assets. Further information on the reclassification can be referred to in Note 8 of Part II, Item 8.

Inventory – Inventory in Fiscal 2019 is $248 thousand compared to $486 thousand in Fiscal 2018, decrease of 238 thousand, approximately 49% as compared to Fiscal 2018. For Fiscal 2019 and Fiscal 2018 our inventory relates to the Plant and Cannabinoid Business. Fiscal 2019 inventory consists of hemp crude oil and hemp distillate, whereas Fiscal 2018 inventory consisted of Hyalolex™ and its components. The 2018 Farm Bill that legalized hemp created an opportunity to reformulate some of our formulations to comply with the 2018 Farm Bill by keeping THC below 0.3% by dry weight. Management decided to repurpose the formulation of Hyalolex™ and its components for other products as well as for reformulating Hyalolex™ and therefore expensed the inventory as R&D in Fiscal 2019.

Investment held for sale – The investment held for sale in Fiscal 2019 is Nil compared to $148 thousand in Fiscal 2018 as we sold our Malaysian subsidiary Cabaran Ultima, our infrastructure and consultancy business, on March 23, 2019, for 80,000 shares of IGC common stock that we received.

Intangible assets – The value of intangible assets in Fiscal 2019 amounted to $184 thousand as compared to $128 thousand in Fiscal 2018. The increase of $56 thousand (44%) in intangible assets are attributable to the cost of acquisition and filing of patents. The amortization of acquired patent rights is 13 years from Fiscal 2020. There was no amortization of intangible assets during Fiscal 2019 and Fiscal 2018.

Property, plant and equipment, net – PP&E decreased by approximately $351 thousand, or 6%, to $5.89 million for Fiscal 2019, compared to $6.24 million for Fiscal 2018. The decrease in PP&E was mainly due to depreciation and foreign exchange translation due to decline in value of Indian Rupee.

Investments – Investments decreased approximately by $5 thousand to $794 thousand for Fiscal 2019 compared to $799 thousand for Fiscal 2018. The decrease of approximately 1% is attributable to sale of small portion of investment by our subsidiary to its director. Impact of the sale is not material. We also impaired the value of all non-operating subsidiaries to zero in the holding company in Fiscal 2019. It has no impact on the consolidated financial statement presented in the report. There was no impairment in Fiscal 2018.

Total liabilities – Total liabilities decreased by $1.9 million, or 68%, to $893 thousand for Fiscal 2019 compared to $2.79 million for Fiscal 2018. The decrease was attributable to the repayment of loans of $1.9 million.

Liquidity and capital resources

This liquidity and capital resources discussion compares the consolidated company results for Fiscal 2019 and Fiscal 2018. The following table represents this (in thousands).

	Year Ended March 31,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Cash, cash equivalents and marketable securities	25,610	1,658	23,952	1445%
Working capital	25,845	859	24,986	2,909%
Cash used in operating activities	(3,330)	(1,931)	(1,399)	72%
Cash used in investing activities	(260)	(657)	(397)	(60)%
Cash generated by financing activities	27,598	3,715	23,883	643%

Cash and cash equivalents

Cash and cash equivalents increased by almost $24 million to $25.61 million in Fiscal 2019 from $1.66 million in Fiscal 2018, an increase of approximately 1,445%. The increase is from funds raised in Fiscal 2019 through the sale of Company’s common stock in public offerings and a private placement.

Operating Activities

Net cash used for operating activities for Fiscal 2019 was $3.3 million. Cash was consumed from continuing operations, with the net loss of $4.1 million, non-cash items totaling $387 thousand, consisting of a depreciation charge of $59 thousand and stock-based expenses totaling $610 thousand. This is offset by a gain of $300 on the settlement of a note payable. Changes in working capital accounts had a positive impact of $380 thousand on cash.

Net cash used in operating activities was $1.9 million for Fiscal 2018. Cash was consumed from continuing operations by the loss of $1.8 million less non-cash items totaling $609 thousand, consisting principally of stock-based compensation totaling $576 thousand and depreciation charge of $19 thousand. Changes in working capital accounts had a negative impact of $754 thousand on cash.

Investing Activities

Net cash used in investing activities during Fiscal 2019 was $260 thousand which is comprised of approximately $45 thousand for the acquisition of the patent from the University of South Florida, purchase of property, plant and equipment of $15 thousand and a loan for the procurement of equipment in the amount of $200 thousand at an interest rate of 3 percent per annum.

Net cash used by investing activities during Fiscal 2018 was $657 thousand comprised of a de-consolidation adjustment of $456 thousand and the purchase of a patent for $65 thousand.

Financing Activities

Net cash provided by financing activities was $27.6 million during Fiscal 2019, consisting of $29.5 million received net from the sale of common shares through the Company’s public offering and private placement program, offsetting the payment of $1.9 million of payment of outstanding loans.

Net cash provided by financing activities was $3.7 million during Fiscal 2018, consisting of approximately $3.5 million received net from the sale of common shares through the Company’s public offering and private placement program.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (ASC 606). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

ASC 606 prescribes a 5-step process to achieve its core principle. The Company recognizes revenue from trading, rental, or product sales as follows:

I. Identify the contract with the customer

II. Identify the contractual performance obligations

III. Determine the amount of consideration/price for the transaction

IV. Allocate the determined amount of consideration/price to the performance obligations

V. Recognize revenue when or as the performing party satisfies performance obligations.

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Infrastructure Business and Plant and Cannabinoid Business.

Revenue in the Infrastructure Business is recognized for the renting and contracting business once the obligation as per the agreement has been completed by the company. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer. In the Plant and Cannabinoid Business, the revenue from the cannabinoid-based products is recognized in Holi Hemp once goods have been sold to the customer and the performance obligation has been completed. While in IGCare, we license our products to processors. The revenue from the cannabinoid-based products and therapies is recognized once goods have been sold to the customer by the outlets and the performance obligation is completed as per the agreement.

Net sales disaggregated by significant products and services for Fiscal 2019 and Fiscal 2018 were as follows (in thousands):

	Year Ended March 31,
	2019 ($)	2018 ($)
Infrastructure Business
Rental income (1)	30	45
Construction contracts (2)	-	62
Purchase and resale of physical commodities (3)	5,061	2,086

Plant and Cannabinoid Business
Plant and Cannabinoid products and therapies (4)	25	-
Total	5,116	2,193

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Relates to the income from execution of construction contracts.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, marble and tiles.

(4) Relates to revenue from plant and cannabinoid-based products and therapies such as hemp crude extract, hemp isolate, and hemp distillate. There was no revenue from Hyalolex™ in Fiscal 2019.

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

Stock-based compensation

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The cost is recognized as expense ratably over the employee’s requisite service period or vesting period, which is generally up to one or two years, on a straight-line basis. We account for forfeitures when they occur. Equity awards issued to non-employees are recorded at their fair value on the grant date as they are immediately exercisable and not forfeitable at the date of grant. The adoption of ASU 2018-07 had approximately $30 thousand impact on our Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and State income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal, state and foreign deferred tax assets.

Foreign currency translation

IGC operates in India, U.S., and Hong Kong and a substantial portion of the Company’s revenues are denominated in the Indian Rupee (INR) or the Hong Kong Dollar (HKD). As a result, changes in the relative values of the U.S. Dollar (USD), the INR or the HKD affect revenues and expenses.

The accompanying financial statements are reported in USD. The INR and HKD are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations. The exchange rates used for translation purposes are as follows:

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2019	INR	70.04	per	USD	INR	69.16	Per	USD

	HKD	7.84	per	USD	HKD	7.85	Per	USD
Year ended March 31, 2018	INR	64.46	per	USD	INR	65.11	Per	USD

	HKD	7.55	per	USD	HKD	7.85	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. In Fiscal 2019 and Fiscal 2018, there were no known or detected breaches in cybersecurity.

Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements which may be applicable to us are described in “Note 2. Significant Accounting Policies” in our Consolidated Financial Statements contained herein in Part II, Item 8.

Off-balance sheet arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A does not apply to us because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of India Globalization Capital, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control-Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Manohar Chowdhry & Associates

Chartered Accountants

We have served as the Company’s auditor since 2018.

Chennai, India

Date: June 12, 2019

India Globalization Capital, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019 ($)	March 31, 2018 ($)
ASSETS
Current assets:
Cash and cash equivalents	25,610	1,658
Accounts receivable, net of allowances of 6 and 11	84	558
Inventory	248	486
Investment held for sale	-	148
Deposits and advances	781	355
Total current assets	26,723	3,205

Intangible assets, net	184	128
Property, plant and equipment, net	5,886	6,237
Investments in unlisted securities	794	799
Claims and advances	878	484
Total long-term assets	7,742	7,648
Total assets	34,465	10,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	319	258
Accrued liabilities and others	509	288
Short-term loan	50	-
Notes payable	-	1,800
Total current liabilities	878	2,346

Loan	-	427
Other liabilities	15	15
Total non-current liabilities	15	442
Total liabilities	893	2,788

Commitments and Contingencies – See Note 11

Stockholders' equity:
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 39,501,407 and 30,764,192 shares issued and outstanding as on March 31, 2019 and March 31, 2018 respectively.	94,043	63,917
Accumulated other comprehensive loss	(2,419)	(2,057)
Accumulated deficit	(58,052)	(53,795)
Total stockholders' equity	33,572	8,065
Total liabilities and stockholders' equity	34,465	10,853

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (in thousands, except loss per share)

	Years Ended March 31,
	2019 ($)	2018 ($)
Revenues	5,116	2,193
Cost of revenues	(4,984)	(2,111)
Gross profit	132	82
General and administrative expenses	(3,519)	(1,734)
Research and development expenses	(1,256)	(137)
Operating loss	(4,643)	(1,789)
Other income – net	548	3
Loss before income taxes	(4,095)	(1,786)
Income taxes expense	(2)	-
Net loss attributable to common stockholders	(4,097)	(1,786)
Foreign currency translation adjustments	(362)	(9)
Comprehensive loss	(4,459)	(1,795)

Loss per share attributable to common stockholders:
Basic & diluted	$(0.13)	$(0.06)
Weighted-average number of shares used in computing loss per share amounts:	35,393	27,937

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Non-Controlling Interest ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2017	28,273	61,416	(52,009)	(2,048)	(9)	7,350
Common stock issued through public offering	4,852	3,489	-	-	-	3,489
Bricoleur Note penalty shares	360	191	-	-	-	191
Share based compensation & options to advisors and employees	1,179	659	-	-	-	659
Cancellation of shares of Brilliant Hallmark	(4,000)	(1,880)	-	-	-	(1,880)
Payment for acquisition of patent	100	42	-	-	-	42
Loss on foreign currency translation	-	-	-	(9)	-	(9)
Non-controlling interest adjustment	-	-	-	-	9	9
Net income loss	-	-	(1,786)	-	-	(1,786)

Balances as of March 31, 2018	30,764	63,917	(53,795)	(2,057)	-	8,065
Bricoleur Note penalty shares	30	18	-	-	-	18
Common stock issued through public offering, net	5,899	28,508	-	-	-	28,508
Share based compensation & other expenses	2,019	638	-	-	-	638
Common stock issued through private placement, net	870	950	-	-	-	950
Adoption of ASU 2018-07	-	31	(31)	-	-	-
Cancellation of IGC shares as consideration of Cabaran Ultima	(80)	(19)	(129)		-	(148)
Net income loss	-	-	(4,097)	-	-	(4,097)
Loss on foreign currency translation	-	-	-	(362)	-	(362)

Balances as of March 31, 2019	39,502	(94,043)	(58,052)	(2,419)	-	33,572

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2019 ($)	2018 ($)
Cash flows from operating activities:
Net loss	(4,097)	(1,786)
Adjustment to reconcile net loss to net cash:
Depreciation	59	19
Other operating expenses, net	-	14
Non-cash Interest	18	-
Gain on settlement of note payable, net	(300)	-
Share based compensation and other expenses	610	576

Changes in:
Accounts receivable	474	(34)
Inventory	239	(424)
Deposits and advances	(422)	65
Claims and advances	(193)	(361)
Trade payables and accrued liabilities	282	-
Net cash used in operating activities	(3,330)	(1,931)

Cash flow from investing activities:
Purchase of property, plant and equipment	(15)	(136)
Deconsolidation adjustment	-	(456)
Loan given	(200)	-
Acquisition and filing cost of patents and rights	(45)	(65)
Net cash used by investing activities	(260)	(657)

Cash flows from financing activities:
Issuance of equity stock through public offering (net of expenses)	28,508	3,489
Issuance of equity stock through private placement (net of expenses)	950	-
Proceed from option exercised	18	-
Non-cash interest/penalty expenses	-	191
Repayment of loan	(1,878)	35
Net cash provided by financing activities	27,598	3,715
Effects of exchange rate changes on cash and cash equivalents	(56)	(7)
Net increase in cash and cash equivalents	23,952	1,120
Cash and cash equivalent at the beginning of the period	1,658	538
Cash and cash equivalent at the end of the period	25,610	1,658

Supplementary information:
Cash paid for interest	14	31
Non-cash items:
Common stock issued including ESOP, consultancy and patent acquisition	610	701
Common stock issued as penalty on notes payable	18	191

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended March 31, 2019 and 2018

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS AND MANAGEMENT’S PLANS

IGC has two lines of business: 1) infrastructure and 2) plant and cannabinoid-based products and therapies. The Company’s infrastructure business, managed from India, involves: (a) the rental of heavy construction equipment; (b) execution of construction contracts; and (c) the purchase and resale of physical commodities used in infrastructure, (collectively, the “Infrastructure Business”).

Our second line of business (collectively, the “Plant and Cannabinoid Business”), stems from plant material and cannabinoids produced by the cannabis plant. It involves several brands that the Company develops and expects to commercialize as alternative plant and cannabinoid-based therapies. The Company’s flagship branded, patent pending, product is Hyalolex™. In addition, the Company, under the brand name Holi Hemp™, sells hemp crude extract, hemp isolate, and hemp distillate.

The Company’s principal office in the U.S. is in Potomac, Maryland, and the Company has a facility in Washington State and offices in Delhi and Kerala, India.

The Company’s fiscal is the 52 or 53-week period that ends on the last day of March. The Company’s Fiscal 2019 consists of the 52 weeks ended on March 31, 2019. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in March and the associated quarters, months and periods of those fiscal years.

Business updates

In Fiscal 2019, we incorporated three wholly owned U.S. based subsidiaries: IGC Pharma LLC, that will own our intellectual property, conduct R&D, and conduct medical trials; IGCare LLC, that will sell certain cannabinoid products; and Holi Hemp LLC, that will wholesale and retail certain products such as hemp crude extract, hemp distillate, and hemp isolate, among others. In Fiscal 2018, the Company incorporated one indirectly wholly-owned subsidiary in Hongkong – IGC Enterprises Limited.

On March 23, 2019, we sold our Malaysian subsidiary Cabaran Ultima and received back 80,000 shares of IGC common stock from the buyer of Cabaran. There was no operating activity or gain and loss in the subsidiary in Fiscal 2019.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)       Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements.

b)       Reclassifications

Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. Certain aged receivables and certain deposits and advances in the amount of approximately $644 thousand have been reclassified to non-current assets from current assets.

In Fiscal 2019, a Note Payable in the amount of $1.8 Million has been paid off. Please see “Note 10 – Loans and Other Liabilities”, in our Notes to Consolidated Financial Statements contained herein for more information.

c)       Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to: allowance for uncollectible accounts receivable; future obligations under employee benefit plans; the useful lives of property, plant, equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

d)       Revenue recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

ASC 606 prescribes a 5-step process to achieve its core principle. The Company recognizes revenue from trading, rental, or product sales as follows:

I. Identify the contract with the customer.

II. Identify the contractual performance obligations.

III. Determine the amount of consideration/price for the transaction.

IV. Allocate the determined amount of consideration/price to the contractual obligations.

V. Recognize revenue when or as the performing party satisfies performance obligations.

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Infrastructure Business and Plant and Cannabinoid Business.

Revenue in the Infrastructure Business is recognized for the renting and contracting business once the obligation as per the agreement has been completed by the company. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer. In the Plant and Cannabinoid Business, the revenue from the cannabinoid-based products is recognized in Holi Hemp once goods have been sold to the customer and the performance obligation has been completed. While in IGCare, we license our products to processors. The revenue from the cannabinoid-based products and therapies is recognized once goods have been sold to the customer by the outlets and the performance obligation is completed as per the agreement.

Net sales disaggregated by significant products and services for Fiscal 2019 and Fiscal 2018 were as follows (in thousands):

	Year Ended March 31,
	2019 ($)	2018 ($)
Infrastructure Business
Rental income (1)	30	45
Construction contracts (2)	-	62
Purchase and resale of physical commodities (3)	5,061	2,086

Plant and Cannabinoid Business
Cannabinoid products and therapies (4)	25	-
Total	5,116	2,193

(1)	Rental income consists of income from rental of heavy construction equipment like bulldozers, excavators, rollers and pavers, among others.
(2)	Relates to the income from execution of construction contracts.
(3)	Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, marble and tiles.
(4)	Relates to the revenue from plant and cannabinoid-based products and therapies such as hemp crude extract, hemp isolate, and hemp distillate. There was no revenue from Hyalolex™ in Fiscal 2019.

During Fiscal 2019 and 2018, the Company had approximately $5,091 thousand and $2,193 thousand of revenue respectively in Infrastructure Business. During Fiscal 2019, the Company reported $25 thousand in revenue from the Plant and Cannabinoid Business.

e)       Basic and diluted loss per share

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

The weighted average number of shares outstanding for Fiscal 2019 and Fiscal 2018 used for the computation of basic EPS is 35,393,407 and 27,937,287 shares, respectively.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the year ended March 31, 2019 excludes potentially dilutive securities of 3.3 million shares underlying common stock, warrants and options, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

f)        Income taxes

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2019, and 2018, there was no significant liability for income tax associated with unrecognized tax benefits.

g)       Accounts receivable

Accounts receivable represents amounts owed from customers in the Infrastructure Business. The Company estimates reserves for bad debts based on general aging, experience and past-due status of the accounts. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.

h)       Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, and Hong Kong, which at times may exceed applicable insurance limits. The cash in foreign subsidiaries as on March 31, 2019 and 2018, was approximately $284 thousand and $30 thousand, respectively.

i)        Short-term and long-term investments

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

Other Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. The Company’s equity in the earnings/(losses) of affiliates is included in the statement of income and the Company’s share of net assets of affiliates is included in the balance sheet. Where the Company’s ownership interest is in excess of 25% and the Company enjoys significant interest, the Company has accounted for the investment based on the equity method. In Fiscal 2019 and 2018, the Company concluded that it does not have significant influence over Midtown Partner LLC (MTP). Therefore, the Company did not recognize any changes in MTP’s earnings/(losses). The investment is valued at the same value as in Fiscal 2017.

j)        Property, plant and equipment (PP&E)

Property and equipment are recorded at cost net of accumulated depreciation and depreciated over their estimated useful lives using the straight-line method.

Upon retirement or disposition, cost and related accumulated depreciation of the property and equipment are de-recognized and any gain or loss is reflected in the results of operation. Cost of additions and substantial improvements to property and equipment are capitalized. The cost of maintenance and repairs of the property and equipment are charged to operating expenses as incurred.

k)       Fair value of financial instruments

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

The carrying amounts of the Company’s financial instrument includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to the nature of the items.

As of March 31, 2019, the Company’s investments are Level 3 instruments. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. For further information refer Note 7 – Investments in Unlisted Securities.

l)        Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable and unbilled accounts receivable, if any. The Company places its cash, investments in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. During Fiscal 2019, sales were spread across customers in Asia and U.S. and the credit concentration risk is low.

m)      Stock – Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Stock-Based Compensation. The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates. The closing share price of the Company’s common stock on the date of grant is considered the fair-value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends. Equity awards issued to non-employees are recorded at their fair value on the grant date as they are immediately exercisable and not forfeitable on the date of grant. The adoption of this guidance had approximately a $30 thousand impact on our Consolidated Financial Statements.

n)       Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. We record associated legal fees as incurred. Information regarding our commitments and contingencies is incorporated by reference in Note 11 of this annual report on Form 10-K.

o)       Impairment of long – lived assets

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

p)       Inventory

Inventory, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market, the term market means current replacement cost, provided that it meets both the following conditions: a) market shall not exceed the net realizable value, and b) market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

q)       Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In Fiscal 2019, there were no impactful breaches in cybersecurity.

r)       Hedging

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

s)       Research and Development Expenses

During Fiscal 2019 and Fiscal 2018, the Company recorded research and development expense of approximately $1,256 thousand and $137 thousand respectively. All research and development costs are expensed in the period in which they are incurred.

t)        Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial.

Adopted

Business Combination: In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805). ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new amendments in this Update is effective from annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Reporting Comprehensive Income: In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Stock-Based Compensation: In June 2018, the FASB issued ASU No. 2018-07, an authoritative guidance regarding Compensation - Stock Compensation, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard will be effective for the Company for its fiscal beginning April 1, 2019, including interim periods within that fiscal, with early adoption permitted. This guidance was adopted early in first quarter of fiscal beginning April 2018. The adoption of this guidance had approximately $30 thousand impact on our Consolidated Financial Statements.

Not yet adopted

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments. The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The amendment is effective from December 15, 2019. The Company is evaluating the impact of this update.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The amendment is effective from December 15, 2019. The Company is evaluating the impact of this update.

Disclosures: In August 2018, the FASB issued ASU 2018-13. Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the impact of this update.

NOTE 3 – INVENTORY

	(in thousands)
	As of March 31,
	2019 ($)	2018 ($)
WIP	248	486
Total	248	486

Fiscal 2019 inventory consists of hemp crude oil and hemp distillate, whereas Fiscal 2018 inventory consisted of Hyalolex™ and its components. The 2018 Farm Bill that legalized hemp created an opportunity to reformulate some of our formulations to comply with the 2018 Farm Bill by keeping THC below 0.3% by dry weight. Management decided to repurpose the formulation of Hyalolex™ and its components for other products as well as for reformulating Hyalolex™ and therefore expensed the inventory as R&D in Fiscal 2019.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31,
	2019 ($)	2018 ($)
Advance to suppliers and consultants	720	300
Statutory advances	43	44
Other current assets	18	11
Total	781	355

NOTE 5 – INTANGIBLE ASSETS

	(in thousands) As of March 31,
	2019 ($)	2018 ($)
Patent & other intangible assets at the beginning of the period	128	-
Patent acquisition and filing expenses for 12 months (Net)	56	128
Total	184	128

(i)

The value of intangibles include the acquisition of patent rights, data, and the filing of patents. The amortization of acquired patent rights is 13 years from Fiscal 2020. There was no amortization of intangible assets during Fiscal 2019 and Fiscal 2018.

On November 6, 2018, the Company received notification from the USPTO of the patent issuance (#10,117,891) for its cannabinoid method and composition for the treatment of neuropathic pain in patients with Psoriatic Arthritis, Fibromyalgia, Scleroderma and other conditions. The formulation consists of micro-doses of the cannabinoids THC and CBD as well as other ingredients. The formulation for relieving pain is expected to be marketed under the brand Natrinol™. On October 12, 2018 the Company filed a provisional patent with the USPTO for a CBD-infused energy drink titled “Method and Composition for Relieving Fatigue and Restoring Energy”.

On September 25, 2018, IGC executed a Strategic Distributor and Partnership Agreement for products, including a sugar-free energy drink called “Nitro G,” in exchange for 797,000 restricted, unregistered shares of common stock valued approximately $1.34 million accounted as Intangible assets in second quarter of Fiscal 2019. Due to the U.S. Food & Drug Administration’s current general prohibition on the distribution of CBD-infused drinks, among others, the Company, in the fourth quarter of Fiscal 2019, elected to terminate the Strategic Distributor & Partnership Agreement.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

		(in thousands)
		As of March 31,
Category	Useful Life (years)	2019 ($)	2018 ($)
Land	N/A	4,872	5,175
Buildings & facilities	25	1,268	955
Plant and machinery	20	1,603	1,703
Computer equipment	3	165	159
Office equipment	5	109	115
Furniture and fixtures	5	61	65
Vehicles	5	279	292
Facility under construction	N/A	-	374
Total Gross Value		8,357	8,838
Less: Accumulated depreciation		(2,471)	(2,601)
Total Net PP&E		5,886	6,237

Depreciation expense for Fiscal 2019 and Fiscal 2018 were approximately $59 thousand and $19 thousand, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not used before the balance sheet date.

NOTE 7 – INVESTMENTS IN UNLISTED SECURITIES

Investments – others for each of the years ended March 31, 2019 and 2018 consist of the following:

	(in thousands) As of March 31,
	2019 ($)	2018 ($)
Investment in equity shares of unlisted company (i)	21	26
Investment in affiliate (ii)	773	773
Total	794	799

(i)

The movement between the two reporting periods is based on the sale at cost of 1.34% of the investment in the amount of $5 thousand to a director of our subsidiary and fluctuations in the exchange rate. The investment is recorded at cost.

(ii)	Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued Apogee 1,200 thousand shares of IGC’s common stock valued at $888 thousand for the purchase of a 24.9% ownership interest in Midtown Partners & Co., LLC (MTP). During Fiscal 2018, after considering several factors, the Company concluded that it no longer had significant influence over MTP. Hence, we did not record any impact of MTP’s earnings/(losses) and instead we maintained the same value as of March 31, 2017 or (approximately $773 thousand).

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period. We concluded that, as at March 31, 2019, no impairment provision was required against the carrying value of the investments.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands) As of March 31,
Particulars	2019 ($)	2018 ($)
Claims receivable (1)	404	-
Non-current deposits	18	18
Other advances (2)	456	466
Total	878	484

(1)

The claims receivables are due from the Cochin International Airport. Cochin International Airport is partially owned by the State Government of Kerala. The receivables have been due for periods in excess of one year as of March 31, 2019. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that this organization will become insolvent and unable to make payment. From the Company’s past experience, Company believes it will be difficult to receive the amount in next 12 months due to time taken by legal proceedings and the option to appeal in higher jurisdiction.

(2)

Includes a loan of $200 thousand, to one of our manufacturers, for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

On May 21, 2012, TBL entered into an agreement with Weave & Weave for the purchase of land valued at approximately $578 thousand. TBL gave Weave and Weave an advance of approximately $354 thousand. We believe the amount is unrecoverable and hence a provision has been created in Fiscal 2019.

NOTE 9 –ACCRUED LIABILITIES AND OTHERS

Accrued expenses consist of the following:

	(in thousands)
	As of March 31,
Particulars	2019 ($)	2018 ($)
Statutory payables	4	4
Salaries and other contribution	115	199
Provision for expenses	355	56
Other current liability	35	29
Total	509	288

Salaries and other contribution related liabilities consist of unpaid salary payable to employees. Provision for Expenses include provisions for the March quarter for legal, professional, and marketing expenses.

NOTE 10 – LOANS AND OTHER LIABILITIES

Secured loans:

Since October 16, 2009, the Company had a note with Bricoleur Partners, L.P. (Bricoleur) in the amount of $2 million. On December 10, 2010, the Company repaid $200 thousand towards the principal amount, rendering the balance to $1.8 million. In Fiscal 2019, the Company issued 30,000 shares to Bricoleur, valued at $18 thousand, which was expensed. On December 27, 2018, the Company entered into a Settlement Agreement and Mutual Release with Bricoleur to settle the outstanding note for $1.5 million. The gain from the settlement in the amount of $300 thousand is recognized as Other Income.

Short-term loan:

Please refer to Note 13 for information about Related Party Transactions.

Other Liability:

	(in thousands)
	As of March 31,
	2019 ($)	2018 ($)
Statutory reserve	15	15
Total	15	15

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2019.

As of March 31, 2019, several law firms had filed shareholder lawsuits, including two derivative suits, citing the NYSE American delisting proceedings and subsequent fall in share price. See Item 3, Legal Proceedings of this report for further information. The Company intends to vigorously defend against these actions. However, the exact amount of liability, if any, arising from such lawsuits cannot be determined at this stage. No provision has been made in the consolidated financial statements as of March 31, 2019.

In the U.S., we provide health insurance, life insurance, and a 401(k) plan wherein the Company matches up to 6% of the employee’s pretax contribution up to a maximum annual amount determined by the IRS. In accordance with applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. In addition, employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers of the Company, and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. While the Company maintains directors and officer’s liability insurance coverage, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

NOTE 12 – SECURITIES

Company’s securities and listings

We have one security listed on the NYSE American: common stock, $.0001 par value (ticker symbol: IGC). This security is also available for trading on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants quoted on the OTC markets (ticker symbol: IGC.IW, CUSIP number 45408X118 expiring on March 8, 2021) to purchase common stock. As of March 31, 2019, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001, and has 91,472 units and 39,501,407 shares of common stock issued and outstanding.

The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into common stock and warrants. The Units are not listed on an exchange. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW). The unit holders are requested to contact the Company or our transfer agent Continental Stock Transfer & Trust to separate their units into common stock and warrants.

Securities update

Private placement and public offering

a)    In Fiscal 2019, the Company completed a public offering of 5,898,656 shares listed on the NYSE American. The net proceeds from this transaction after underwriting discounts and commissions were approximately $28.5 million.

b)    In October 2018, the Company issued 869,565 shares amounting to approximately $1 million pursuant to a private placement.

Business Operations

a)    During Fiscal 2019, the Company issued 107,133 shares of fully vested common stock pursuant to marketing agreements with service providers which were valued at approximately $52 thousand that were expensed and included in general & administrative expenses.

b)    On March 23, 2019, we sold our Malaysian subsidiary Cabaran Ultima and received back 80,000 shares of IGC common stock from the buyer of Cabaran. There was no operating activity or gain and loss in the subsidiary in Fiscal 2019.

c)    During Fiscal 2019, the Company issued 80,000 shares to a former affiliated individual as part of a settlement agreement.

d)    Options valued at $178 thousand to purchase 490,000 shares were exercised by our advisors.

NOTE 13 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4.5 thousand per month for office space and certain general and administrative services rendered in Maryland. In addition, we pay another affiliate of our CEO $6.1 thousand per month for office and facilities in Washington State. During Fiscal 2019, the total rent paid to the affiliates were approximately $54 thousand for the office space (and administrative services) in Maryland, and $73 thousand for the facilities in Washington State. We expect that these expenses will remain at approximately this level during Fiscal 2020.

The Company’s total cash interest expense for Fiscal 2019 and Fiscal 2018 were approximately $14 thousand and $31 thousand respectively. As of March 31, 2019, the Company had one secured loan of $50 thousand due from related party at an annual interest rate of 15%. The assets of the Company secure the loan. During the year, the Company repaid $377 thousand in loans from related parties.

NOTE 14 – STOCK-BASED COMPENSATION

As of March 31, 2019, under the combined 2008 Omnibus Incentive Plan and the renewed 2018 Omnibus Incentive Plan, approximately 2.1 million shares of common stock have been awarded.

Under the combined 2008 Omnibus Incentive Plan and the renewed 2018 Omnibus Incentive Plan, as of April 1, 2019, a total of 6,372,127 shares of common stock have been awarded, and there are no shares of common stock available for future grants of options or stock awards. In Fiscal 2019 and Fiscal 2018, we gave our advisors options to purchase 110,000 and 490,000 shares respectively. The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2019	Granted in Fiscal 2018
Expected life of options	5 years	7 years
Vested options	100%	100%
Risk free interest rate	0.70%	0.70%
Expected volatility	119.5%	119.5%
Expected dividend yield	Nil	Nil

The amount recognized in the additional paid up capital with respect to our stock-based compensation plans and option-based compensation were as follows:

Stock-based compensation
	(in thousands)
	Year ended March 31
	2019 ($)	2018 ($)
Cost of sales	-	41
General and administrative (including research and development)	515	219
Total stock-based compensation to employees	515	260

Option-based compensation
Cost of sales	-	29
General and administrative (including research and development)	48	43
Intangible assets	11	21
Total option-based compensation to advisors & contractors	$59	93

The cost associated with stock compensation to employees is allocated over the vesting period. Over the next fiscal year we expect to recognize a total of $667 thousand and $101 thousand of stock-based compensation and option-based compensation, respectively.

Summary of Options

	Number of options for Fiscal 2019 (in thousands)	Number of options for Fiscal 2018 (in thousands)
Opening balance	650	160
Option granted during the period	110	490
Option exercised during the period	(490)	-
Closing balance	270	650

NOTE 15 – EMPLOYEE BENEFITS

In accordance with applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company.

	(in thousands)
	Year Ended March 31,
	2019 ($)	2018 ($)
Projected Benefit Obligation (PBO) at the beginning of the year	15	12
Service cost	1	1
interest cost	1	1
Benefits paid	-
Actuarial (gain)/loss	(1)	1
PBO at the end of the year	16	15

Funded status	15	14

Net gratuity cost for the years ended March 31, 2019 and 2018 included:

	(in thousands)
	Year Ended March 31,
	2019 ($)	2018 ($)
Service cost	1	-
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Actuarial (gain)/loss	(1)	1
Net gratuity cost	-	1

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year Ended March 31,
	2019	2018
Discount rate	7.50%	7.50%
Rate of increase in compensation levels	7%	7%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	(in thousands)
	As of March 31,
	2019 ($)	2018 ($)
Expected contribution during the year ending Year 1	5	5
Expected benefit payments for the years ending March 31:
Year 2	2	2
Year 3	0.5	0.5
Year 4	4	4
Year 5	0.3	0.3
Thereafter	6	6

Provident fund. In addition to the above benefits, all employees in India receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

NOTE 16 – INCOME TAXES

The Company calculates its provision for foreign, U.S. federal and state income taxes based on current tax law. The Tax Cuts and Jobs Act (tax reform) was enacted on December 22, 2017 (“Enactment Date”), and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. As the Company maintains a full valuation allowance against its deferred tax assets, there is no income tax expense recorded related to this change other than the Federal AMT credit which are refundable due to the passage of tax reform.

In accordance with Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the Tax Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary.

Income tax expense/(benefit) for each of the years ended March 31 consists of the following:

	(in thousands)
	As of March 31,
	2019 ($)	2018 ($)
Current:
Federal	-	-
Foreign	2	1
State	-	-
Net Current	2	1

Deferred:
Federal	-	-
Foreign	-	-
State	-	-
Net Deferred
Total tax provision	2	1

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for each of the years ended March 31 are approximated as following:

	(in thousands) As of March 31,
	2019 ($)	2018 ($)
Deferred tax expense/(benefit)	-	-
Net operating loss carry forward	758	577
Foreign Tax Credits	-	-
Less: Valuation Allowance	758	577
Net deferred tax expense	-	-

The table below sets forth the approximate income tax expense/(benefit) for 2019 and 2018 computed by applying the applicable U.S. federal income tax rate and is reconciled to the tax expense/(benefit) computed at the effective income tax rate:

(in thousands) As of March 31,
	2019 ($)	2018 ($)
Computed expected income tax expense/(benefit)	758	$577
State tax benefit net of federal tax	-	-
Change in valuation allowance	758	577
Deferred expenses from foreign acquisition	-	-
Impairment loss on goodwill	-	-
Impairment loss on investments	-	-
Capitalized interest costs	-	-
Deferred tax assets from foreign subsidiaries	-	-
Other	-	-
Effective income tax rate	(0.0%)	(0.0%)

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current operating results management cannot conclude that it is more likely than not that such assets will be realized. The Company files income tax returns in India, Hong Kong and the U.S.

NOTE 17 – SEGMENT INFORMATION

FASB ASC No. 280, “Segment Reporting” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group (CODM), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on our integration and management strategies, we operate in two reportable segments: (i) Infrastructure Business and (ii) Plant and Cannabinoids Business.

The Company’s CODM is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Plant and Cannabinoid Business started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: a) Infrastructure Business and b) and Plant and Cannabinoid Business.

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1) The table below shows revenue reported by segments:

Product & Service

Segments	Fiscal 2019 (in thousands) ($)	Percentage of Total Revenue

Infrastructure Business	5,091	99%
Plant and Cannabinoid Business	25	1%
Total	5,116	100%

Segments	Fiscal 2018 (in thousands) ($)	Percentage of Total Revenue

Infrastructure Business	2,193	100%
Plant and Cannabinoid Business	-	0%
Total	2,193	100%

2(a) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the location of customers located in those geographic locations.

Segments	Country	Fiscal 2019 (in thousands) ($)	Percentage of Total Revenue

Asia (1)	India	70	1%
(2)	Hong Kong	5,021	98%
North America	U.S.	25	1%
Total		5,116	100%

	Country	Fiscal 2018 (in thousands) ($)	Percentage of Total Revenue

Asia (1)	India	396	18%
(2)	Hong Kong	1,797	82%
North America	U.S.	-	0%
Total		2,193	100%

2(b) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries (in thousands).

Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India) ($)	Total for the Fiscal 2019 ($)
Intangible assets, net	184	-	184
Property, plant and equipment, net	958	4,928	5,886
Investments in unlisted securities	773	21	794
Claims and advances	440	438	878
Total long-term assets	2,355	5,387	7,742

Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India) ($)	Total for Fiscal 2018 ($)
Intangible assets, net	128		128
Property, plant and equipment, net	1,001	5,236	6,237
Investments in unlisted securities	773	26	799
Claims and advances	-	484	484
Total long-term assets	1,902	5,746	7,648

NOTE 18 – SUBSEQUENT EVENTS

On May 13, 2019, the Company entered into an agreement with Alzheimer’s’ Prevention Clinic & Research Center Puerto Rico PBC for phase 2 trials related to IGC-AD1.

On May 17, 2019, the Company, through its wholly owned subsidiary Holi Hemp LLC, entered into a cultivation agreement for growing and farming of hemp on 100 Acre land in Arizona.

Additional Shareholder Derivative Action Litigation:

Patel v. Mukunda, et al., 8:19-cv-01673 (U.S. District Court for the District of Maryland)

On June 6, 2019, IGC shareholder Dimple Patel instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland.  Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, Shajy Mathilakathu, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant.  The Patel litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company).  The complaint in the Patel litigation alleges that the Company should have filed suit against the individual defendants – Mukunda, Grimaldi, Goel, Prins, Mathilakathu, and Shenoy (collectively referred to as the “Individual Defendants”) – for breach of fiduciary duty.  Specifically, the complaint alleges that the Individual Defendants “violated their duty of good faith by knowingly causing and/or recklessly allowing the Company to make false and misleading statements and/or fail[ed] to disclose that:  (i) [IGC] substantially discontinued the business that it conducted at the time it began trading on the NYSE; (ii) the Company had become engaged in ventures or promotions which have not developed to a commercial stage; (iii) cannabis-related products, including CBD-based beverages, are illegal in Malaysia; (iv) neither IGC nor Treasure Network was a licensed manufacturer of cannabis-based products in Malaysia; (v) CBD-infused Nitro G was not an approved and registered product under Malaysian law; (vi) Treasure Network, founded in 2017, was not “experienced”; (vii) Treasure Network was a distributor, not a manufacturer; (viii) at all relevant times, the Individual Defendants had the ability to exercise substantial control over Treasure Network; (ix) consequently, the Company was not an operating company for the purposes of continued trading and listing on the NYSE American; and (x) as a result, India Globalization’s public statements were materially false and misleading at all relevant times.”  Because the claims made in the Patel litigation are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. The Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.  The Company anticipates that it may seek to consolidate the Patel litigation with the Erny derivative litigation described herein.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

There were no changes in and disagreements with accountants on accounting and financial disclosures.

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of March 31, 2019, our internal control over financial reporting is effective based on those criteria.

Manohar, Chowdhry & Associates, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in its report under Item 8, Financial Statements and Supplementary Data.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

The names, ages, and positions of our executive officers and directors as of March 31, 2019 were as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer and Director (Class C director)	60	2005	2019

Richard Prins	Chairman of the Board of Directors (Class B director)	62	2007	2021

Sudhakar Shenoy	Director (Class A director)	70	2005	2020

Claudia Grimaldi	Vice-President and Principal Financial Officer	48	—	—

Rohit Goel	Manager & Principal Accounting Officer	25	—	—

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as our CEO and President and in other capacities since April 29, 2005. Mr. Mukunda is responsible for general management and over the past five years has been largely responsible for the Company’s strategy and positioning in the medical cannabinoids industry. He has been the chief-inventor and architect of all patent filings by the Company including the creation of the Company’s lead product Hyalolex™. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, that he took public in 1997 on NASDAQ. Prior to Startec, he served as Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively, and managed companies in Europe and Asia. He has more than 20 years of experience managing public companies and has acquired and integrated more than 20 companies. His in-depth business experience in the medical cannabinoids industry, his knowledge of U.S. capital markets, capital structuring, international joint ventures and broad science and engineering background make him well qualified to serve as a director of our Company.

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

Sudhakar Shenoy has been our Compensation Committee Chairman since 2012 and has served as a Director since the inception of IGC in May 2005. Mr. Shenoy is the Chairman and CEO of Reston, Virginia based Alyx Technologies, Inc., a business solutions and technology provider with operations in the U.S. and India. He was a member of the Non-Resident Indian Advisory Group that advised the former Prime Minister of India on strategies for attracting foreign direct investment. He was selected for the U.S. Presidential Trade and Development Mission to India in 1995. Mr. Shenoy was inducted into the Alumni Hall of Fame at the University of Connecticut School of Business and the School of Engineering. He was recognized as a Distinguished Alumnus of the Indian Institute of Technology (IIT) in Bombay, India in 1997. Shenoy has been named one of the Most Influential People in Washington, D.C. high tech industry as well as being awarded the 2004 Executive of the Year by the Northern Virginia Government Contractors Council. He holds a B. Tech (Hons.) in electrical engineering from the Indian Institute of Technology and an M.S. in Electrical Engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively. Mr. Shenoy’s extensive business contacts and his experience serving on the boards of public and private companies in the U.S. make him well qualified to serve as a director of our Company.

Claudia Grimaldi, Vice-president and PFO, is responsible for managing the accounting and finance staff in various countries and is responsible for ensuring timely and accurate statutory and regulatory compliance (SEC, FINRA, NYSE, IRS, XETRA 2, among others). She has about six years of experience with SEC filings, regulatory compliance and disclosures, having held increasing responsibilities first as Manager of financial reporting and compliance from May 2011 to 2013 and then as then as General Manager financial reporting and compliance from 2013 to May 2018. She also serves as a Director/Manager for some of our subsidiaries. Ms. Grimaldi graduated summa cum laude from Javeriana University, a top five university in Colombia, with a Bachelor of Arts in Psychology. She holds an MBA in General Management, graduating with Highest Honors, from Meredith College, in North Carolina. She is a member of Delta Mu Delta International Honor Society. In addition, she has attended the Darden School of Business Financial Management Executives program from the University of Virginia and SEC reporting and compliance seminars. She is also fluent in both English and Spanish.

Rohit Goel has been our Principal Accounting Officer (PAO) since September 2017. As the Principal Accounting Officer, he is responsible for all accounting matters relating to the Company. His previous experience includes leading USGAAP audit teams and leading or assisting in the statutory audit of limited and private companies in various industries including telecom, stock brokerage, manufacturing, education, banking and digital marketing. He has worked on preparing process, workflow, implementation of SAP based accounting systems, worked on several accounting projects for clients based in US, Spain and UK, and assisted an audit team that conducted an asset audit for clients in Africa. In 2012 and 2013 he passed the CA CPT and CA IPCC exams. From September 2013 to March 2014 he worked as a Chartered Accountant (CA) trainee for Mahesh K Aggarwal & Co. And from April 2014 to September 11, 2016 he worked as a Chartered Accountant trainee, with AJSH & Co. In September 2016, he founded BnA Consultancy to provide accounting, taxation and statutory compliance services. In 2015, Mr. Goel graduated with a B. Com (honors) in Accounting and Tax (Commerce) from Delhi University, India, in 2015. He is currently pursuing a Master’s in Commerce (Accounting) at IGNOU, India, and his CPA in the U.S. Mr. Goel is based in India along with the rest of the accounting team.

Executive officers are appointed by our Board of Directors. Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

All directors hold office until the annual meeting of the stockholders in the year set forth above in the table and until their successors have been duly elected or qualified.

There are no family relationships between any of our executive officers or directors. For information on legal proceedings against the Company or its officers and executive directors, please refer to Item 3. Legal Proceedings.

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class A director, consisting of Sudhakar Shenoy, will expire at the 2020 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2021 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda, will expire at the 2019 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

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

Board leadership structure

The Board believes its current leadership structure best serves the objectives of the Board’s oversight of management, the Board’s ability to carry out its roles and responsibilities on behalf of IGC’s shareholders, and IGC’s overall corporate governance. The Board also believes that the separation of the Chairman and CEO roles allows the CEO to focus his time and energy on operating and managing IGC, while leveraging the Chairman’s experience and perspectives. The Board periodically reviews its leadership structure to determine whether it continues to best serve IGC and its shareholders.

Board oversight of risk management

The Board is responsible for overseeing the major risks facing the Company while management is responsible for assessing and mitigating the Company’s risks on a day-to-day basis. The Board has designated the Audit Committee with the responsibility for overseeing enterprise risk management. The Audit Committee discusses the steps management has taken to monitor and mitigate these risks, if any. In establishing and reviewing IGC’s executive compensation, the Compensation Committee considers whether the compensation program is focused on long-term shareholder value creation and whether it encourage short-term risk taking at the expense of long-term results. The Compensation Committee has also reviewed IGC’s compensation program and has concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on IGC. Other Board committees also consider risks within their areas of responsibility and apprise the Board of significant risks and management’s response to those risks.

Audit committee

Our Board of Directors has established an Audit Committee currently composed of two independent directors who report to the Board of Directors. Messrs. Prins and Shenoy, each of whom is an independent director under the NYSE American listing standards, serve as members of our Audit Committee. Mr. Prins is the Chairman of our Audit Committee. In addition, we have determined that Messrs. Prins and Shenoy are “audit committee financial experts,” as that term is defined under Item 407 of Regulation S-K. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and the adequacy of our accounting and control systems. The audit committee charter is followed by the committee.

Compensation committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Shenoy and Prins. Mr. Shenoy is the current Chairman of our Compensation Committee. The Compensation Committee’s purpose is to review and approve compensation paid to our officers and directors and to administer our 2018 Omnibus Incentive Plan. As per the compensation committee charter, candidate experience, knowledge and performance are used to evaluate the candidate. The compensation is accordingly decided for the candidate as per the industry standards.

Compensation committee interlocks and insider participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins and Sudhakar Shenoy. No executive officer of the Company served as a director or member of the compensation committee of any other entity.

The Compensation Committee was responsible for determining executive compensation and the award of stock, and stock options to employees, advisors, and directors during Fiscal 2019. No consultants were used by the Compensation Committee during this fiscal.

Nominating and corporate governance committee

In the future, we intend to establish a nominating and corporate governance committee. The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the Board of Directors the candidates for election by stockholders or appointment by the Board of Directors to fill a vacancy, recommend to the Board of Directors the composition and chairs of Board of Directors committees, develop and recommend to the Board of Directors guidelines for effective corporate governance, and lead an annual review of the performance of the Board of Directors and each of its committees. We do not have any formal process for stockholders to nominate a director for election to our Board of Directors. Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804(a) of the NYSE American Company Guide. Since the Company is a small reporting company with limited officers and directors, the committee currently does not have a nomination committee charter. Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE American listing standards, who understand the audit committee functions. The NYSE American’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to the NYSE American that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting or auditing, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, along with understanding of internal control over financial reporting. The Board of Directors has determined that Messrs. Prins and Shenoy satisfy the NYSE American’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the SEC.

Board and committee meetings

During Fiscal 2019, there were nineteen Board meetings, thirteen meetings of the Audit Committee and five Compensation Committee meetings, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

Communications with the Board

Any matter intended for the Board or any individual member of the Board should be directed to Investor Relations at the Company’s principal executive office, with a request to forward the communication to the intended recipient. In general, any shareholder communication delivered to the Company for forwarding to Board members will be forwarded in accordance with the shareholder’s instructions. However, the Company reserves the right not to forward to Board members any abusive, threatening, or otherwise inappropriate materials.

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

Annual meeting attendance

We do not have a formal policy requiring directors to attend stockholder meetings, but we encourage members of the Board of Directors to attend the annual meeting of stockholders. All directors, either in person or telephonically, attended the 2018 annual shareholders meeting.

Corporate governance, code of conduct and ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. The Company has adopted a written code of ethics (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Principal Accounting Officer, Controller, and persons performing similar functions (collectively, the “Senior Financial Officers”), in accordance with applicable federal securities laws and the rules of the NYSE American, and to all employees. Investors or any other person may view our Code of Ethics free of charge on the corporate governance subsection of the investor relations portion of our website at www.igcpharma.com. The Company has established separate audit and compensation committees that are described elsewhere in this report. The Company does not have a separate nominating committee. Accordingly, Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

All our data, except accounting data, is stored in the cloud on multiple servers that helps us mitigate the overall risk of losing data. As part of corporate governance, we also have a cybersecurity policy that employees are required to comply with to safeguard their systems from cyber-attacks.

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended March 31,2019. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that, during the fiscal year ended March 31,2019 the filing requirements under Section 16(a) of the Exchange Act were satisfied, with the exception of two open market sales of Common Stock by Richard Prins, a Director of the Company and one grant by the Company of stock to Mr. Prins pursuant to the exemption provided by Rule 16b-3 of the Exchange Act. In addition, no Form 5 was filed by Mr. Prins by May 15, 2019 (45 days after the Company’s fiscal year-end) to report 25 separate gifts of Common Stock to a non-profit organization during the fiscal year ended March 31, 2019. Mr. Prins filed a Form 4 to report each of the transactions referred to in this paragraph on June 12, 2019. In addition, Sudhakar Shenoy, a Director of the Company did not file a Form 5 by May 15, 2019 to report two gifts of Common Stock during the fiscal year ended March 31,2019. Mr. Shenoy filed a Form 4 to report these gifts on June 12, 2019.

Item 11. EXECUTIVE COMPENSATION

Compensation for executive officers of the Company

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) All individuals serving as the smaller reporting company's principal executive officer or acting in a similar capacity during the last completed fiscal (PEO), regardless of compensation level; (ii) The smaller reporting company's two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal; and (iii) Up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal.

Summary Compensation Table

(in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award (1) ($)	Non-equity incentive plan compensation (4) ($)	Total Compensation ($)
Ram Mukunda (2)	2019	300	100	277	61	738
President and CEO	2018	300	-	148	-	448

Claudia Grimaldi (3)	2019	145	-	139	28	312
Vice President, PFO	2018	120	-	92	-	212

(1)	The Stock Award amounts reported represent the fair value of stock awards to the named executive officer as computed using the closing price for the day the issuance was granted.
(2)

The Company owes the CEO about $10,952. The 2019 stock award vests over one year. We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services, provided in Maryland, and $6,100 per month for facilities and services provided in Washington State. These amounts are not intended as compensation to our CEO and therefore not included in the table. The 2019 stock award vests over one year.

(3)	Ms. Grimaldi serves as Vice president and Principal Financial Officer. The 2019 stock award vests over one year.
(4)	Includes medical/life insurance and 401K contributions.

Outstanding Equity Awards at Fiscal End

(in thousands)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested ($)	Equity incentive plan awards: Market or pay-out value of unearned shares, units or other rights that have not vested ($)
Ram Mukunda	600	1,248	-	-
Claudia Grimaldi	300	624	-	-

Compensation of Directors

(in thousands)

The following table shows information regarding the compensation earned or paid during Fiscal 2019 to non-employee directors who served on the Board during the year. The compensation paid to Mr. Mukunda is shown in the table entitled “Summary Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total Compensation ($)
Sudhakar Shenoy	-	61	-	-	-	-	61

Richard Prins	-	117	-	-	-	-	117

No cash compensation was awarded to, earned by or paid to the directors in Fiscal 2019 for service as directors. In Fiscal 2019, our non-employee directors Richard Prins and Sudhakar Shenoy received 315,000 and 165,000 shares of our common stock from the Omnibus Incentive Plan, respectively at the grant date fair value of $0.37 per share and 200,000 shares each in Fiscal 2018 at the grant date fair value of $0.46 per share. All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above. The Option Awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program. The grant date fair value for RSUs is measured based on the closing price of IGC’s common stock on the date of grant. No options are issued and outstanding to our Directors.

 Assumptions used in the calculation of these amounts for Fiscal 2019 are included in Note 14, “Stock-Based Compensation” to the Company’s audited financial statements for Fiscal 2019, included in this report. The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

Employment contracts

Ram Mukunda has served as President and Chief Executive Officer of our Company since its inception. On May 22, 2008, we, IGC-M and Mr. Mukunda entered into an Employment Agreement that expired on May 21, 2014. On July 14, 2014 we, IGC-M and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, which will be effective until July 2019, we pay Mr. Mukunda a base salary of $300,000 per year. The Employment Agreement provides that the Board of Directors of our Company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis. Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of rental payments for the car and reimbursement of business expenses).

Claudia Grimaldi  has served as Vice President and Principal Financial Officer  of the Company since May 9, 2018.  On June 14, 2019 , the Company and Ms. Grimaldi entered into an Employment Agreement that expires on May 8, 2023 (the “ 2019 Employment Agreement”).  Pursuant to the Employment Agreement,  we pay Ms. Grimaldi a base salary of $150,000 per year. The Employment Agreement provides that the Company may review and update performance targets and contract bonuses on an annual basis. Ms. Grimaldi is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, and a car (subject to partial reimbursement by Ms. Grimaldi of rental payments for the car) and reimbursement of business expenses.

The term of both the 2014 and 2019 Employment Agreements is five years each, extended by one year after which employment will become at-will. The Employment Agreements are terminable by us for death, disability and cause. In the event of a termination without cause, including a change of control, we would be required to pay Mr. Mukunda his full compensation for three years and Ms. Grimaldi, 1.5 years (18 months) of her base salary.

For non-employee directors, the Company has a standard compensation arrangement (such as fees for committee service, service as chairman of the board or a committee, and meeting attendance).

Compensation risk assessment

In setting compensation, the Compensation Committee considers the risks to our stockholders and to achievement of our goals that may be inherent in our compensation programs. The Compensation Committee reviewed and discussed its assessment with management and concluded that our compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of our Company and do not incent employees to take unnecessary or excessive risks. Although a portion of our executives’ and employees’ compensation is performance-based and “at risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on our Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 10, 2019 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 10, 2019, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company. The table below sets forth as of June 10, 2019, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owner/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned	Percentage of Class*
Ram Mukunda (2)	2,225	6%

Claudia Grimaldi	553	1%

Richard Prins	368	1%

Sudhakar Shenoy	545	1%

All Executive Officers and Directors as a group (4 persons)	3,691	9%

*Based on 39,511,407 shares of common stock outstanding as of June 10, 2019.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 12224 Falls Road, Potomac, MD 20854.
(2)	The beneficial ownership table does not include 492,417 shares of common stock that is owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with the affiliates of our CEO as described under “Executive Compensation – Compensation for Executive Officers of the Company.”

Review, approval or ratification of related party transactions

We have a written policy for the review and approval of transactions with related persons. It is our policy for the disinterested members of our Board to review all related party transactions on a case-by-case basis. To receive approval, a related-party transaction must have a business purpose for us and be on terms that are fair and reasonable to us and as favorable to us as would be available from non-related entities in comparable transactions.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (MCA) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for Fiscal 2019. During the Company’s two most recent fiscal years ended March 31, 2018 and 2019, and through May 29, 2019, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates and AJSH & Co LLP for Fiscal 2019 and Fiscal 2018, respectively. Except for Fiscal 2019 fee as specified otherwise in the table, we paid the corresponding fees to Manohar Chowdhry & Associates and AJSH & Co LLP.

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

Internal control audit fees

This category includes the audit of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	March 31,
	2019	2018

Audit Fees - Manohar Chowdhry & Associates	$58	$32
Audit Fees – AJSH & Co LLP	-	27
Audit-Related Fees – AJSH & Co. LLP	-	7
Audit-Related Fees - Manohar Chowdhry & Associates	-	3
Tax Fees	7	-
All other Fees	-	-
Total	$65	$69

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

1.

Audit services include audit work performed in the preparation of financial statements and audit of internal controls, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in Fiscal 2019. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for Fiscal 2019 (the “Audited Financial Statements”):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•

The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for Fiscal 2019, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

•

The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management, and considered whether Manohar Chowdhry & Associates’ provision of non-audit services to the Company was compatible with the auditor’s independence; and

•

Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2019, for filing with the U.S. Securities and Exchange Commission.

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

3.2	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
10.01**	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 10, 2017).
10.02**

Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated July 14, 2014 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K dated July 15, 2014).

10.03**	Employment Agreement between India Globalization Capital, Inc. and Claudia Grimaldi dated June 14, 2019.*
10.04

The definitive license agreement with the University of South Florida making IGC the exclusive licensee of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 12, 2017).

10.05	Form of Q2 2019 Stock Purchase Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2018).
10.06

At-The-Market Offering Agreement dated September 22, 2018, by and among India Globalization Capital, Inc., The Benchmark Company, LLC and ViewTrade Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2018).

10.07	At-The-Market Offering Agreement dated October 1, 2018, by and among India Globalization Capital, Inc., The Benchmark Company, LLC and ViewTrade Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2018).

21.1*	Subsidiaries of India Globalization Capital, Inc.
23.1*	Consent of Manohar Chowdhry & Associates.
31.1*	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2*	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1*	Certificate pursuant to 18 USC. § 1350.
32.2*	Certificate pursuant to 18 USC. § 1350.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

*** Furnished herewith

Item 16. FORM 10 - K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: June 14, 2019	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2019	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2019	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 14, 2019	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president
(Principal Financial Officer)

Date: June 14, 2019	/s/ Rohit Goel
Rohit Goel
(Principal Accounting Officer)

Date: June 14, 2019	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: June 14, 2019	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director