Form 10-Q
period 2019-06-30
India Globalization Capital, Inc.
filed 2019-08-09
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

Commission file number: 001-32830

INDIA GLOBALIZATION CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

12224 Falls Road, Potomac, Maryland (Address of principal executive offices)	20854 (Zip Code)

(301) 983-0998

(Registrant’s telephone number, including area code)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IGC	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

39,511,407 shares of our common stock were outstanding as of July 31, 2019.

 | June 30, 2019 Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

 | June 30, 2019 Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations and objectives regarding our business, financial condition and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. This document contains statements and claims that are not approved by the Food & Drug Administration (“FDA”), including statements on hemp and hemp extracts including cannabidiol and other cannabinoids. These statements and claims are intended to be in compliance with state laws, specifically in states where medical cannabis has been legalized, and the diseases which we anticipate our products will target are approved conditions for treatment or usage with cannabis/cannabinoids. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections subject to risks and uncertainties, including those identified in the “Risk Factors” set forth in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC (“Securities and Exchange Commission”) on June 14, 2019, and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | June 30, 2019 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

(Unaudited)

	June 30, 2019 (Unaudited) ($)	March 31, 2019 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	16,554	25,610
Accounts receivable, net of allowances of $6 and $6	189	84
Inventory	1,970	248
Short-term investment	5,009	-
Deposits & advances	852	781
Total current assets	24,574	26,723

Intangible assets, net	187	184
Property, plant and equipment, net	7,055	5,886
Investments in unlisted securities	794	794
Claims and advances	895	878
Total long-term assets	8,931	7,742
Total assets	33,505	34,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	568	319
Accrued and other liabilities	452	509
Short-term loan	50	50
Total current liabilities	1,070	878

Other liabilities	15	15
Total liabilities	1,085	893

Commitments and Contingencies – See Note 10

Stockholders' equity:
Common stock and additional paid in capital, $0.0001 par value: 150,000,000 shares authorized; 39,511,407 and 39,501,407 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively.	94,251	94,043
Accumulated other comprehensive loss	(2,400)	(2,419)
Accumulated deficit	(59,431)	(58,052)
Total stockholders' equity	32,420	33,572
Total liabilities and stockholders' equity	33,505	34,465

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share)

(Unaudited)

	Three months ended June 30,
	2019 ($)	2018 ($)

Revenue	1,649	1,478
Cost of revenue	(1,608)	(1,436)
Gross Profit	41	42
General and administrative expenses	(1,249)	(517)
Research and development expenses	(247)	(36)
Operating loss	(1,455)	(511)
Other income/(expense), net	76	(1)
Loss before income taxes	(1,379)	(512)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(1,379)	(512)
Foreign currency translation adjustments	19	(307)
Comprehensive loss	(1,360)	(819)

Loss per share attributable to common stockholders:
Basic & Diluted	$(0.03)	$(0.02)
Weighted-average number of shares used in computing loss per share amounts:	39,508	30,981

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2018	30,764	63,917	(53,796)	(2,057)	8,064
Bricoleur Note penalty shares	30	18	-	-	18
Common stock issued through public offering, net	244	134	-	-	134
Share based compensation & other expenses		179	-	-	179
Net loss	-	-	(512)	-	(512)
Loss on foreign currency translation	-	-	-	(307)	(307)
Balances as of June 30, 2018	31,038	64,248	(54,308)	(2,364)	7,576

Balances as of March 31, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Share based compensation & other expenses	10	208	-	-	208
Net loss	-	-	(1,379)	-	(1,379)
Gain on foreign currency translation	-	-	-	19	19

Balances as of June 30, 2019	39,512	94,251	(59,431)	(2,400)	32,420

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2019 ($)	2018 ($)
Operating activities:
Net loss	(1,379)	(512)
Adjustment to reconcile net loss to net cash:
Depreciation	17	15
Share based compensation and other expenses	208	162

Changes in:
Accounts receivables	(105)	(1,431)
Inventory	(1,717)	(128)
Deposits and advances	(71)	7
Other prepaid expenses	(17)	-
Trade payables and accrued liabilities	192	1,352
Net cash (used in) operating activities	(2,872)	(535)

Investing activities:
Purchase of property, plant and equipment	(1,173)	(3)
Short-term investment	(5,009)	-
Acquisition and filing cost of patents and rights	(4)	(5)
Net cash (used in) investing activities	(6,186)	(8)

Financing activities:
Issuance of equity stock through public offering (net of expenses)	-	134
Repayment of loan	-	(201)
Net cash (used in) financing activities	-	(67)

Effects of exchange rate changes on cash and cash equivalents	2	(28)
Net decrease in cash and cash equivalents	(9,056)	(638)
Cash and cash equivalents at the beginning of the period	25,610	1,659
Cash and cash equivalents at the end of the period	16,554	1,021

Supplementary information:
Cash paid for interest	2	5
Non-cash items:
Common stock issued including ESOP, consultancy and patent acquisition	15	179
Common stock issued as penalty on notes payable	-	18

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2019 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2019

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company”, “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries listed on the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Our filings are available on www.sec.gov. The information contained on our websites including www.igcinc.us are not incorporated by reference in this report, and you should not consider it a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

IGC has two lines of business: 1) Infrastructure Business and 2) Plant and Cannabinoid Business. The Company’s Infrastructure Business, managed from India, involves: (a) the rental of heavy construction equipment; (b) execution of construction contracts; and (c) the purchase and resale of physical commodities used in infrastructure.

Our second line of business, Plant and Cannabinoid Business, stems from plant material and cannabinoids produced by the cannabis plant. It involves several brands that the Company develops and expects to commercialize as alternative plant and cannabinoid-based products and therapies. The Company’s flagship branded, patent pending, product is Hyalolex™. Further information is available at www.igcpharma.com and www.hyalolex.com. In addition, the Company, under the brand name Holi Hemp™, sells hemp crude extract, hemp isolate, and hemp distillate. Further information is available at www.holihemp.com.

Corporate and Product Update

During the three months ended June 30, 2019, the Company took the following steps, among others:

●	The Company’s subsidiary, Holi Hemp LLC, was awarded a license to grow and process hemp in the State of Arizona.
●	The Company established a business-to-business sales team, and a raw materials supply chain, for the sale of Holi Hemp™ branded products such as hemp crude, cannabinol (“CBD”) distillate, tetrahydrocannabinol-free (“T-free”) oil, and other hemp derivatives, in compliance with applicable laws and regulations.
●	The Company significantly expanded the number of dispensaries in Puerto Rico where Hyalolex™ (the Company’s flagship product) is sold, to about 34 at the end of June 2019.
●	The Company contracted with a medical center in Puerto Rico to run a double-blind, placebo-controlled clinical trial with IGC-AD1 on 60 Alzheimer’s patients. The protocol has been submitted to the Institutional Review Board (“IRB”) in Puerto Rico and approval is pending. Following approval from the IRB, the Company plans to submit an Investigational New Drug Application (“INDA”) to the FDA.
●	The Company’s subsidiary, Techni Bharathi Private Limited (“TBL”), commenced the execution of a National Highway Authority of India (“NHAI”) sponsored local highway construction contract in Kerala, India.

Business Organization

As of June 30, 2019, the Company had the following direct operating subsidiaries: TBL, IGCare LLC, Holi Hemp LLC and IGC Pharma LLC. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. We have employees, contract workers and advisors in the United States of America (“U.S.”), India, and Hong Kong.

 | June 30, 2019 Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2019 contained in the Company’s Form 10-K for the Fiscal 2019, filed with the SEC on June 14, 2019, specifically in Note 2 to the consolidated financial statements.

Principles of consolidation

The interim statements include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s Management, the interim statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that the estimates and assumptions used in the preparation of the interim statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to: allowance for uncollectible accounts receivable; future obligations under employee benefit plans; the useful lives of property, plant, equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as Management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

Presentation and functional currencies

IGC operates in India, U.S., and Hong Kong and a substantial portion of the Company’s revenues are denominated in the Indian Rupee (“INR”) or the Hong Kong Dollar (“HKD”). The local currency is the functional currency for the operations outside the U.S. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars (“USD”) at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Transaction gains and losses are recognized in the consolidated statements of operations.

Impairment

No impairment has been recorded for the three-month periods ended June 30, 2019 and 2018.

 | June 30, 2019 Form 10-Q

Inventory

Inventory is valued at the lower of cost or market, or at sales price (fair value) less costs of disposal when certain conditions are met. The term market means current replacement cost, provided that it meets both the following conditions: a) market shall not exceed the net realizable value, and b) market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

Inventory consists of raw materials, finished goods and work-in progress such as extracted crude oil, growing crops and crude oil in process. The costs of growing cannabis including but not limited to labor, utilities, fertilizers and irrigation, are capitalized into inventory until the time of harvest. It is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Crops are segregated into “growing crops” and “harvested crops”. Growing crops are valued at the lower of cost or market value. Direct and indirect development costs of groves, orchards and vineyards are required to be capitalized during the development period and depreciated over the estimated useful life of the particular asset. Harvested crops are measured at sales price less costs of disposal, with changes recognized in profit or loss only when the harvested crop:

-     has a reliable, readily determinable and realizable market value;

-     has relatively insignificant and predictable costs of disposal; and

-     is available for immediate delivery.

See Note 3, Inventory of this report for further information.

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

The carrying amounts of the Company’s financial instruments includes cash and cash equivalents, accounts receivable, accounts payable and accrued and other liabilities, which is approximate to their fair values due to the nature of the items.

As of June 30, 2019, the Company’s short-term investment consists of mutual fund, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7 – Investments in Unlisted Securities, which is classified as non-current asset.

 | June 30, 2019 Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
June 30, 2019

Cash and cash equivalents:	16,554	-	-	16,554
Total cash and cash equivalents	16,554	-	-	16,554

Investments:
-Short-term investment in mutual fund	5,009	-	-	5,009
-Investment in unlisted securities	-	-	794	794
Total Investments	5,009	-	794	5,803

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2019

Cash and cash equivalents:	25,610	-	-	25,610
Total cash and cash equivalents	25,610	-	-	25,610

Investments:
- Short-term investment in mutual fund	-	-	-	-
-Investment in unlisted securities	-	-	794	794
Total Investment	-	-	794	794

Earnings/(Loss) per Share

The computation of basic loss per share for the three months ended June 30, 2019, excludes potentially dilutive securities of 3.4 million shares which includes share options, unvested shares granted to employees, warrants, and shares from the conversion of outstanding units, if any, because their inclusion would be antidilutive.

The weighted average number of shares outstanding as of June 30, 2019 and 2018, used for the computation of basic earnings per share (“EPS”) is 39,508,110 and 30,981,422, respectively. Due to the loss incurred during the three-month periods ended June 30, 2019, and 2018, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

Leases

Lessor

For leases that are accounted for as operating leases, income is recognized on a straight-line basis over the term of the lease contract.

Generally, when a lease is more than 180 days delinquent (where more than three monthly payments are owed), the lease is classified as being on nonaccrual and the Company stops recognizing leasing income on that date. Payments received on leases in nonaccrual status generally reduce the lease receivable. Leases on nonaccrual status remain classified as such until there is sustained payment performance that, in the Company’s judgment, would indicate that all contractual amounts will be collected in full.

 | June 30, 2019 Form 10-Q

Lessee

The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.

The Company has operating leases primarily consisting of office spaces with the remaining lease term being less than 12 months, subject to certain renewal options as applicable. The total operating lease expense and cash paid for operating leases for the three months ended June 30, 2019 and June 30, 2018 are $39 thousand and $37 thousand respectively.

Recent Accounting Pronouncements

Recently adopted

ASC 842, Leases

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors.

Lessor Accounting

For lessors, however, the accounting remains largely unchanged from the current model, changes have been made to align certain lessor and lessee accounting guidance and the key aspects of the lessor accounting model with new revenue recognition standard. Under the new guidance, contract consideration will be allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either under Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

As lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. The Company expects to elect the lessor practical expedient to not separate non-lease components such as maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases; however, certain categories of new leases could have different revenue recognition patterns as compared to similar existing leases.

Lessee Accounting

The Company will adopt ASU 2016-02 effective April 1, 2019 using the modified retrospective approach. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In connection with the adoption, the Company will elect to utilize the modified retrospective presentation whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.  Further, the Company will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

| June 30, 2019 Form 10-Q

The Company has concluded that all lease arrangements would be classified as short-term in nature and as such, not recorded on the balance sheet. The standard did not materially affect the Company's consolidated net earnings or have any impact on cash flows.

The Company adopted the guidance as of April 1, 2019, and the adoption did not have a material effect on the financial statements. Additional information and disclosures required by this new standard for the Company as a lessor are contained above.

Not yet adopted

Not yet adopted

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments. The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The amendment is effective from December 15, 2022, due to the tentative decisions made by the FASB at its July 17, 2019 Board Meeting. The Company is evaluating the impact of this update.

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

Collaborative Arrangement: Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this update.

Intangibles-Goodwill and Other-Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 (Subtopic 350-40) aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this update.

NOTE 3 – INVENTORY

	As of June 30, 2019 ($)	As of March 31, 2019 ($)
Raw Materials	828	-
Work in Progress	1,142	248
Finished Goods	-	-
Total	1,970	248

Inventory as of June 30, 2019 is comprised of raw materials such as crude oil, work-in-progress such as growing crops and crude oil in process.

 | June 30, 2019 Form 10-Q

NOTE 4 – DEPOSITS AND ADVANCES

	As of June 30, 2019 ($)	As of March 31, 2019 ($)
Advance to suppliers and consultants	715	720
Statutory advances	45	43
Prepaid Expense and other current assets	92	18
Total	852	781

The advance to suppliers and consultants primarily relates to retainers given to lawyers as well as advance to suppliers in our trading business.

NOTE 5 – INTANGIBLE ASSETS

	As of June 30, 2019 ($)	As of March 31, 2019 ($)
Patent & other intangible assets at the beginning of the period	184	128
Patent acquisition and filing expenses for the three months ended June 30, 2019	5	56
Amortization	(2)	-
Total	187	184

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing patents. The amortization of acquired patent rights is 13 years commencing in Fiscal 2020. The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Category	Useful Life (years)	As of June 30, 2019 ($)	As of March 31, 2019 ($)
Land	N/A	4,889	4,872
Buildings & facilities	25	2,304	1,268
Plant and machinery	20	1,609	1,603
Computer equipment	3	169	165
Office equipment	5	109	109
Furniture and fixtures	5	62	61
Vehicles	5	280	279
Equipment	5	134	-
Total Gross Value		9,556	8,357
Less: Accumulated depreciation		(2,501)	(2,471)
Total Property, plant and equipment, net		7,055	5,886

Depreciation expense in the three months ended June 30, 2019 and June 30, 2018, amounted to approximately $17 thousand and $15 thousand respectively. The net increase in total Property, Plant & Equipment as well as the accumulated depreciation is primarily due to purchase of building and equipment in the U.S. subsidiaries. For more information, please refer to Note 15 – Segment Information for the long-term assets other than financial instruments held in the country of domicile and foreign countries.

 | June 30, 2019 Form 10-Q

NOTE 7 – INVESTMENTS IN UNLISTED SECURITIES

	As of June 30, 2019 ($)	As of March 31, 2019 ($)
Investment in equity shares of unlisted company	21	21
Investment in affiliate (i)	773	773
Total	794	794

(i)

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued Apogee 1.2 million shares of IGC’s common stock valued at $888 thousand for the purchase of a 24.9% ownership interest in Midtown Partners & Co., LLC (“MTP”). During Fiscal 2018, after considering several factors, the Company concluded that it no longer had significant influence over MTP. Hence, we do not record any impact from MTP’s earnings/(losses) and instead we maintain the same value of approximately $773 thousand since Fiscal 2018.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period. We concluded that, as of June 30, 2019, no impairment provision was required against the carrying value of investments.

NOTE 8 – CLAIMS AND ADVANCES:

	As of June 30, 2019 ($)	As of March 31, 2019 ($)
Claims receivable (1)	405	404
Non-current deposits	22	18
Other advances (2)	468	456
Total	895	878

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala.  As of June 30, 2019, the receivable is due for over one year. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that CIA will become insolvent and unable to make the payment. However, the Company currently believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The Company has initiated such proceedings.

(2)	Includes a loan of $200 thousand, to one of our manufacturers, for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

NOTE 9 – ACCRUED AND OTHER LIABILITIES

Particulars	As of June 30, 2019 ($)	As of March 31, 2019 ($)
Salaries and other contribution	127	115
Provision for expenses	238	355
Other current liability	87	39
Total	452	509

Salaries and other contribution related liabilities consist of accrued salary to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $3 thousand and $4 thousand as of June 30, 2019 and March 31, 2019 respectively.

 | June 30, 2019 Form 10-Q

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2019.

As of June 30, 2019, several law firms have filed shareholder lawsuits, including two derivative suits, citing, among other things, the NYSE American delisting proceedings and subsequent fall in share price. The Company has reached a preliminary agreement to resolve the derivative suits and intends to vigorously defend all other actions. However, the exact amount of liability, if any, arising from such lawsuits cannot be determined at this stage. No provision has been made in the consolidated financial statements as of June 30, 2019. See Part II – Other Information. For the current state of affairs regarding these Shareholder Class Action Litigation, please refer to Note 16 - Subsequent Events.

In the U.S., we provide health insurance, life insurance, and a 401(k) plan wherein the Company matches up to 6% of the employee’s pretax contribution up to a maximum annual amount determined by the IRS. In accordance with applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (“Gratuity Plan”) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. In addition, employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

NOTE 11 – SECURITIES

We have one security listed on the NYSE American: common stock, $.0001 par value (ticker symbol: IGC). This security is also available for trading on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants quoted on the OTC markets (ticker symbol: IGC.IW, CUSIP number 45408X118 expiring on March 8, 2021) to purchase common stock. As of June 30, 2019, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001, and has 91,472 units and 39,511,407 shares of common stock issued and outstanding.

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

 NOTE 12 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO approximately $10.5 thousand per month for office space and certain general and administrative services rendered in Maryland. In addition, we pay another affiliate of our CEO approximately $6.1 thousand per month for office and facilities in Washington State.

As of June 30, 2019, the Company had one secured loan of $50 thousand due to related party that carries prepaid interest at an annual interest rate of 15%.

NOTE 13 – STOCK-BASED COMPENSATION

During the three months ended June 30, 2019, under the combined 2008 and renewed 2018 Omnibus Incentive Plans (“IGC ESOP Plan”), no share options have been granted. During the three months ended June 30, 2019, 92 thousand shares, vesting over three years, have been granted as inducement shares to employees.

Under the IGC ESOP Plan, as of June 30, 2019, a total of 6,372,127 shares of common stock have been issued to employees, and 1.77 million shares fair valued at $667 thousand with a weighted average value of $0.38 per share are granted but are yet to be issued. As of June 30, 2019, we also have options held by Advisors to purchase 270 thousand shares of common stock, vesting between Fiscal 2020 and Fiscal 2024, with a weighted average exercise price of $0.45 per share. The options are fair valued at $121 thousand.

 | June 30, 2019 Form 10-Q

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2020	Granted in Fiscal 2019
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.57%	0.70%
Expected volatility	249%	119.5%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors and contractors is allocated over the vesting or service period and recognized in the Common Stock and Additional Paid in Capital. For the three months ended June 30, 2019, the Company’s share-based expense and option-based expense shown in General and administrative expenses (including research and development) are $202 thousand and $6 thousand respectively.

For the three months ended June 30, 2018 the share-based expense and option-based expense for employees and advisors are $162 thousand and $16 thousand respectively, of which $147 thousand share-based expense and $6 thousand option-based expense related to General and administrative expenses (including research and development).

Summary of Options

	Number of Options as of June 30, 2019 (in thousands)	Number of Options as of March 31, 2019 (in thousands)
Opening balance	270	650
Option granted during the period	-	110
Option exercised during the period	-	(490)
Closing balance	270	270

NOTE 14 – REVENUE RECOGNITION

Revenue in the Infrastructure Business is recognized for the renting and contracting business once the performance obligation as per the agreement has been satisfied by the Company. In the Plant and Cannabinoid Business, the revenue from the cannabinoid-based products is recognized in Holi Hemp once control of the goods has been transferred to the customer and the performance obligation has been completed. With IGCare, we license our products to processors. The revenue from the cannabinoid-based products and therapies is recognized once goods have been sold by the processor to its customer and the performance obligation is completed as per the agreement.

Net sales disaggregated by significant products and services for the three months ended June 30, 2019 and the three months ended June 30, 2018 were as follows (in thousands):

	Three Months Ended June 30,
	2019 ($)	2018 ($)
Infrastructure Business
Rental income (1)	3	16
Purchase and resale of infrastructure commodities (2)	1,542	1,462

Plant and Cannabinoid Business
Plant and Cannabinoid products and therapies (3)	104	-
Total	1,649	1,478

(1) Rental income consists of income from short-term rental of heavy construction equipment. There is no revenue from construction contracts during the three months ended June 30, 2019.

(2) Relates to the income from purchase and resale of physical commodities used in infrastructure, such as steel, marble and tiles.

(3) Relates to revenue from plant and cannabinoid-based products and therapies such as HyalolexTM and hemp crude extract.

 | June 30, 2019 Form 10-Q

NOTE 15 – SEGMENT INFORMATION

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

The Company’s CODM is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Plant and Cannabinoid Business started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: a) Infrastructure Business and b) Plant and Cannabinoid Business.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by product and service:

Product & Service

Segments	Three Months Ended June 30, 2019 ($)	Percentage of Total Revenue

Infrastructure Business	1,545	94%
Plant and Cannabinoid Business	104	6%
Total	1,649	100%

Segments	Three Months Ended June 30, 2018 ($)	Percentage of Total Revenue

Infrastructure Business	1,478	100%
Plant and Cannabinoid Business	-	-
Total	1,478	100%

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

Segments	Country	Three Months Ended June 30, 2019 ($)	Percentage of Total Revenue

Asia (1)	India	3	0%
(2)	Hong Kong	1,542	94%
North America	U.S.	104	6%
Total		1,649	100%

 | June 30, 2019 Form 10-Q

	Country	Three Months Ended June 30, 2018 ($)	Percentage of Total Revenue

Asia (1)	India	16	1%
(2)	Hong Kong	1,462	99%
North America	U.S.	-	-
Total		1,478	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India) ($)	Total as of June 30, 2019 ($)
Intangible assets, net	187	-	187
Property, plant and equipment, net	2,110	4,945	7,055
Investments in unlisted securities	773	21	794
Claims and advances	457	438	895
Total long-term assets	3,527	5,404	8,931

Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India) ($)	Total as of March 31, 2019 ($)
Intangible assets, net	184	-	184
Property, plant and equipment, net	958	4,928	5,886
Investments in unlisted securities	773	21	794
Claims and advances	440	438	878
Total long-term assets	2,355	5,387	7,742

NOTE 16 – SUBSEQUENT EVENTS

On July 18, 2019, the Company incorporated SAN Holdings LLC (“SAN”) as a wholly owned subsidiary of IGC. SAN is expected to own all U.S. based real-estate assets.

On July 31, 2019, the Company incorporated Hamsa BioChem SAS (“Hamsa”) as a wholly owned subsidiary of IGC. Hamsa, headquartered in Bogota, Colombia, is expected to be the hub for handling all business operations related with the cultivation, processing and distribution of legal cannabis products in Latin America and Europe; only in countries where it is legal to do so under applicable law and regulation.

On July 31, 2019, the Company and its directors and officers executed a memorandum of understanding on the preliminary terms of a full settlement of each of the derivative lawsuits currently pending against them, identified in Part II – Other Information as Erny v. Mukunda, et al., Hamdan v. Mukunda, et al., and Patel v. Mukunda, et al.  The settlement is subject to final negotiation of specific terms and approval by the court. Upon the court’s approval of the settlement, it is anticipated that the cases will be dismissed with prejudice.

 | June 30, 2019 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three-months ended June 30, 2019, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” section, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue in the three-months ended June 30, 2019 and the three-months ended June 30, 2018 is from our Infrastructure Business. The Company’s Infrastructure Business, involves:

(i)	Short-term rental of heavy construction equipment including bulldozers, excavators, rollers and pavers, among others.
(ii)

Bidding and execution of construction contracts. Our subsidiary TBL, with over 30 years of experience with infrastructure projects, recently began work on a construction project, building and modifying a road in Kerala, India. In January 2019, TBL received a construction contract for the building of a National Highway Authority of India (“NHAI”) sponsored local highway for approximately $0.6 million.

(iii)	The purchase and resale of physical commodities, used in infrastructure, such as steel, marble and tiles, among others.

Our second line of business is the Plant and Cannabinoid Business, which stems from plant material and cannabinoids produced by the cannabis plant. The Company’s strategy is to create, build, and manage several brands of plant and cannabinoid-based products and therapies, such as Hyalolex™, Serosapse™, Natrinol™, and Holi Hemp™, among others. As part of this strategy, the Company expects to secure the quantity, availability, and effective cost of its supply chain by setting up and controlling facilities that grow and extract the active ingredients for our products. In addition, we are also exploring acquisitions, investments, or the creation of joint ventures with competitive and complementary businesses, products and technologies. As market demand for hemp grows, as predicted by some analysts, we expect to sell these and other products on a retail and wholesale basis. As previously announced, our product mix is expected to include hemp/CBD-infused drinks including energy drink; tincture; full spectrum oil; hemp distillate; and hemp isolate, among others. The Company operates its Plant and Cannabinoid Business in compliance with federal, state, and local laws and only where it is legal to do so.

Results of Operations for the three months ended

June 30, 2019 and June 30, 2018

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for Fiscal 2019 and Fiscal 2018:

Statement of Operations (in thousands)

	Three-months ended June 30,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Revenue	1,649	1,478	171	12%
Cost of revenue	(1,608)	(1,436)	(172)	12%
General and administrative expenses	(1,249)	(517)	(732)	142%
Research & development expenses	(247)	(36)	(211)	586%
Operating loss	(1,455)	(511)	(944)	185%
Other income/(expense), net	76	(1)	77	7700%
Net Loss	(1,379)	(512)	(867)	169%

 | June 30, 2019 Form 10-Q

Revenues– Revenue is primarily derived from our Infrastructure Business for the three months ended June 30, 2019 and the three months ended June 30, 2018. This amounted to approximately $1.65 million and $1.5 million, for the three months ended June 30, 2019 and three months ended June 30, 2018 respectively, representing an increase of $171 thousand or 12%. The increase in revenue is from an increase in the sales of infrastructure related physical commodities. In the three months ended March 31, 2019, we also commenced sales in the Plant and Cannabinoid Business, which contributed $104 thousand in revenue in the three months ended June 30, 2019.

Cost of revenue– Cost of revenue is primarily from our Infrastructure Business in the three months ended June 30, 2019 and the three months ended June 30, 2018. This amounts to approximately $1.6 million for the three months ended June 30, 2019 compared to $1.4 million in the three months ended June 30, 2018, an increase of approximately $172 thousand or 12%. This increase in cost of revenue is attributable to increased purchases of physical commodities, with the margins remaining stable. The Plant and Cannabinoid Business, contributed $91 thousand in cost of revenue in the three months ended June 30, 2019.

General and administrative expenses – These consist primarily of employee-related expenses, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. General and administrative expenses increased by approximately $732 thousand or 142% to $1.2 million for the three months ended June 30, 2019 from $517 thousand for the three months ended June 30, 2018. Of the $732 thousand increase, legal & professional fees, stemming from, among others, shareholder lawsuits, amounted to about $400 thousand.

Research and Development expenses - R&D expenses are attributed to our Plant and Cannabinoid Business. The expenses increased approximately $211 thousand or 586%, to $247 thousand for the three months ended June 30, 2019, compared to $36 thousand for the three months ended June 30, 2018. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts.  All research and development costs are expensed in the quarter in which they are incurred.

Other Income/(expense), net – Other income increased by approximately $77 thousand or 7700% during the three months ended June 30, 2019. The total other income for the three months ended June 30, 2019 and the three months ended June 30, 2018 is approximately $76 thousand and ($1) thousand, respectively. In the three months ended June 30, 2019, such amount includes interest income/(expense), rental income, dividend income, and a non-operating settlement expense.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the unaudited consolidated Company financials.

	(in thousands, unaudited)

	As of June 30, 2019 ($)	As of March 31, 2019 ($)	Change	Percent Change
Cash, cash equivalents and marketable securities	16,554	25,610	(9,056)	(35%	)
Working capital	23,504	25,845	(2,341)	(9%	)

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $9 million to $17 million in the three months ended June 30, 2019 from $26 million in March 31, 2019, a decrease of approximately 35%. The major decrease is due to investment of approximately $5 million in mutual funds and $1.7 million in inventory in the three months ended June 30, 2019.

Summary of Cash flows

	(in thousands, unaudited)

	Three Months Ended June 30,
	2019	2018	Change	Percent Change
Cash used in operating activities	2,872	535	2,337	437%
Cash used in investing activities	6,186	8	6,178	77225%
Cash used in financing activities	-	67	(67)	(100%)

 | June 30, 2019 Form 10-Q

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2019 was $2.9 million. Cash was consumed from continuing operations, with the net loss of $1.4 million, non-cash items totaling $225 thousand, consisting of a depreciation charge of $17 thousand and stock-based expenses totaling $208 thousand and changes in working capital accounts had a negative impact of $1,718 thousand on cash.

Net cash used in operating activities for the three months ended June 30, 2018 was $535 thousand. Cash was consumed from continuing operations, with the net loss of $512 thousand, non-cash items totaling $177 thousand, consisting of a depreciation charge of $15 thousand and stock-based expenses totaling $162 thousand and changes in working capital accounts had a negative impact of $200 thousand on cash

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2019 was $6.2 million which is comprised of approximately $1,173 thousand for purchase of office space, plant and equipment among others, $5,009 thousand for investment in a money market mutual fund and $4 thousand of acquisition and filing of patents.

Net cash used in investing activities during the three months ended June 30, 2018 was $8 thousand which is comprised of approximately $3 thousand for purchase of plant and equipment among others, and $5 thousand of acquisition and filing of patents.

Financing Activities

There are no financing activities during the three months ended June 30, 2019.

Cash used in financing activities of approximately $67 thousand during the three months ended June 30, 2018 consisted of raising funds through a public offering amounted $134 thousand and repayment of loan amounted $201 thousand.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, income taxes, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. There were no impactful breaches in cybersecurity in the three months ended June 30, 2019.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, on the same annual report, for a discussion of all our critical and significant accounting policies.

 | June 30, 2019 Form 10-Q

 Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Item 3 does not apply to us because we are a smaller reporting company.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our Management, including the Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our Management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | June 30, 2019 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of June 30, 2019. As described under Note 16 – Subsequent event, we have reached a memorandum of understanding of the derivative lawsuits.

As of June 30, 2019, the Company was a party to four (4) shareholder lawsuits, as follows:

Shareholder Class Action Litigation:

Tchatchou v. India Globalization Capital, Inc., et al., 8:18-cv-03396 (U.S. District Court for the District of Maryland)

On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. IGC, Ram Mukunda, Richard Prins, and Sudhakar Shenoy were named as defendants. On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint against IGC, Mukunda, and Claudia Grimaldi, thereby removing Prins and Shenoy as defendants. The plaintiff in Tchatchou alleges that IGC, Mukunda, and Grimaldi violated Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act and made false and misleading statements to the public by issuing a September 25, 2018 press release entitled “IGC to Enter the Hemp/CBD-Infused Energy Drink Space,” in which IGC announced it had “executed a distribution and partnership agreement” for the sugar-free energy drink named Nitro G, as well as through related public statements. The plaintiff in Tchatchou has not publicly disclosed the amount of damages they seek. On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case.

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

For the current state of affairs regarding these Shareholder Class Action Litigation, please refer to Note 16 - Subsequent Events.

 | June 30, 2019 Form 10-Q

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

On January 28, 2019, the court issued a consent order staying proceedings in the Erny litigation pending resolution of an anticipated motion to dismiss to be filed by IGC, Mukunda, and Grimaldi in the Tchatchou matter, described above. On May 9, 2019, Erny and Hamdan, described below, were consolidated, and the Erny litigation was designated as the lead derivative case.

Hamdan v. Mukunda, et al., 8:19-cv-00493 (U.S. District Court for the District of Maryland)

On February 20, 2019, IGC shareholder Waseem Hamdan instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant. The allegations made by the plaintiff in the Hamdan litigation are substantially similar to the allegations made in Erny, and the claims against the individual director defendants are based on the same alleged transactions and/or occurrences as are the claims made in the Erny litigation. Because the claims made in Hamdan are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. On May 9, 2019, Erny and Hamdan were consolidated, with the Erny litigation, described above, designated as the lead case. As a result of the consolidation, the Hamdan litigation became subject to the January 28, 2019 order entered in the Erny litigation staying proceedings pending resolution of an anticipated motion to dismiss to be filed by IGC, Mukunda, and Grimaldi in the Tchatchou matter, described above.

 | June 30, 2019 Form 10-Q

Patel v. Mukunda, et al., 8:19-cv-01673 (U.S. District Court for the District of Maryland)

On June 6, 2019, IGC shareholder Dimple Patel instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland.  Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, Shajy Mathilakathu, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant.  The Patel litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company).  The complaint in the Patel litigation alleges that the Company should have filed suit against the individual defendants – Mukunda, Grimaldi, Goel, Prins, Mathilakathu, and Shenoy (collectively referred to as the “Individual Defendants”) – for breach of fiduciary duty.  Specifically, the complaint alleges that the Individual Defendants “violated their duty of good faith by knowingly causing and/or recklessly allowing the Company to make false and misleading statements and/or fail[ed] to disclose that:  (i) [IGC] substantially discontinued the business that it conducted at the time it began trading on the NYSE; (ii) the Company had become engaged in ventures or promotions which have not developed to a commercial stage; (iii) cannabis-related products, including CBD-based beverages, are illegal in Malaysia; (iv) neither IGC nor Treasure Network was a licensed manufacturer of cannabis-based products in Malaysia; (v) CBD-infused Nitro G was not an approved and registered product under Malaysian law; (vi) Treasure Network, founded in 2017, was not “experienced”; (vii) Treasure Network was a distributor, not a manufacturer; (viii) at all relevant times, the Individual Defendants had the ability to exercise substantial control over Treasure Network; (ix) consequently, the Company was not an operating company for the purposes of continued trading and listing on the NYSE American; and (x) as a result, India Globalization’s public statements were materially false and misleading at all relevant times.”  Because the claims made in the Patel litigation are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. The Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.  The Patel litigation has not been consolidated with Erny and Hamdan to date.  The Company anticipates that, if it becomes appropriate in the future, it may seek to consolidate the Patel litigation with the Erny derivative litigation described herein.

For the current state of affairs regarding these Shareholder Class Action Litigation, please refer to Note 16 - Subsequent Events.

Item 1A.  Risk Factors

Incorporated by reference to our 2019 annual report on Form 10-K, filed with the SEC on June 14, 2019. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

 On July 31, 2019, the Company and its directors and officers executed a memorandum of understanding on the preliminary terms of a full settlement of each of the derivative lawsuits currently pending against them, identified in Part II – Other Information as Erny v. Mukunda, et al., Hamdan v. Mukunda, et al., and Patel v. Mukunda, et al.  The settlement is subject to final negotiation of specific terms and approval by the court. Upon the court’s approval of the settlement, it is anticipated that the cases will be dismissed with prejudice.

 | June 30, 2019 Form 10-Q

Item 6.    Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	Aug 6, 2012
3.2	By-laws	S-1	3.2	Feb 14, 2006
10.01	Employment agreement between the Company and Claudia Grimaldi	10-K	10.03	June 14, 2019
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

 * Filed herewith.

** Furnished herewith.

 | June 30, 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 9, 2019	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | June 30, 2019 Form 10-Q