Form 10-Q
period 2019-09-30
India Globalization Capital, Inc.
filed 2019-11-06
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

Commission file number: 001-32830

INDIA GLOBALIZATION CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

10224 Falls Road, Potomac, Maryland (Address of principal executive offices)	20854 (Zip Code)

(301) 983-0998

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IGC	NYSE American LLC

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

39,571,407 shares of our common stock were outstanding as of October 15, 2019.

 | September 30, 2019 Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

 | September 30, 2019 Form 10-Q

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

 | September 30, 2019 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

(Unaudited)

	September 30, 2019 (Unaudited) ($)	March 31, 2019 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	14,063	25,610
Accounts receivable, net of allowances of $6 and $6	244	84
Inventory	3,108	248
Short-term investment	5,039	-
Deposits & advances	1,446	781
Total current assets	23,900	26,723

Intangible assets, net	203	184
Property, plant and equipment, net	7,123	5,886
Investments in unlisted securities	794	794
Claims and advances	867	878
Total non-current assets	8,987	7,742
Total assets	32,887	34,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	903	319
Accrued and other liabilities	677	509
Short-term loan	50	50
Total current liabilities	1,630	878

Other liabilities	15	15
Total non current liabilities	15	15
Total liabilities	1,645	893

Commitments and Contingencies – See Note 10

Stockholders' equity:
Common stock and additional paid in capital, $0.0001 par value: 150,000,000 shares authorized; 39,571,407 and 39,501,407 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively.	94,395	94,043
Accumulated other comprehensive loss	(2,543)	(2,419)
Accumulated deficit	(60,610)	(58,052)
Total stockholders' equity	31,242	33,572
Total liabilities and stockholders' equity	32,887	34,465

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	($)	($)	($)	($)

Revenue	1,821	811	3,470	2,289
Cost of revenue	(1,793)	(793)	(3,401)	(2,229)
Gross Profit	28	18	69	60
General and administrative expenses	(1,094)	(595)	(2,343)	(1,149)
Research and development expenses	(222)	(278)	(469)	(278)
Operating loss	(1,288)	(855)	(2,743)	(1,367)
Other income/(expense), net	109	(4)	185	(4)
Loss before income taxes	(1,179)	(859)	(2,558)	(1,371)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(1,179)	(859)	(2,558)	(1,371)
Foreign currency translation adjustments	(143)	(334)	(124)	(641)
Comprehensive loss	(1,322)	(1,193)	(2,682)	(2,012)

Loss per share attributable to common stockholders:
Basic & Diluted	$(0.03)	(0.03)	(0.06)	(0.04)
Weighted-average number of shares used in computing loss per share amounts:	39,551	31,345	39,529	31,345

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three Months Ended September 30, 2018	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of June 30, 2018	31,038	64,248	(54,308)	(2,364)	7,576
Bricoleur Note penalty shares	-	-	-	-	-
Common stock issued through public offering, net	1,800	4,734	-	-	4,734
Share based compensation & other expenses, net	1,410	2,687	-	-	2,687
Net loss	-	-	(859)	-	(859)
Loss on foreign currency translation	-	-	-	(334)	(334)
Balances as of September 30, 2018	34,248	71,669	(55,167)	(2,698)	13,804

Three Months Ended September 30, 2019
Balances as of June 30, 2019	39,512	94,251	(59,431)	(2,400)	32,420
Bricoleur Note penalty shares	-	-	-	-	-
Common stock issued through public offering, net	-	-	-	-	-
Share based compensation & other expenses, net	60	144	-	-	144
Net loss	-	-	(1,179)	-	(1,179)
Loss on foreign currency translation	-	-	-	(143)	(143)
Balances as of September 30, 2019	39,572	94,395	(60,610)	(2,543)	31,242

Six Months Ended September 30, 2018	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2018	30,764	63,917	(53,796)	(2,057)	8,064
Bricoleur Note penalty shares	30	18	-	-	18
Common stock issued through public offering, net	2,045	4,867	-	-	4,867
Share based compensation & other expenses, net	1,409	2,867	-	-	2,867
Net loss	-	-	(1,371)	-	(1,371)
Loss on foreign currency translation	-	-	-	(641)	(641)
Balances as of September 30, 2018	34,248	71,669	(55,167)	(2,698)	13,804

Six Months Ended September 30, 2019
Balances as of March 31, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Bricoleur Note penalty shares	-	-	-	-	-
Common stock issued through public offering, net	-	-	-	-	-
Share based compensation & other expenses, net	70	352	-	-	352
Net loss	-	-	(2,558)	-	(2,558)
Loss on foreign currency translation	-	-	-	(124)	(124)
Balances as of September 30, 2019	39,572	94,395	(60,610)	(2,543)	31,242

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended September 30,
	2019 ($)	2018 ($)
Operating activities:
Net loss	(2,558)	(1,371)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	45	29
Share based compensation and other expenses	361	417

Changes in:
Accounts receivables	(160)	9
Inventory	(2,860)	(128)
Deposits and advances	3	28
Trade payables and accrued liabilities	725	165
Net cash used in operating activities	(4,444)	(851)

Investing activities:
Purchase of property, plant and equipment	(2,049)	(3)
Short-term investment	(5,039)	-
Acquisition and filing cost of patents and rights	(23)	(13)
Net cash used in investing activities	(7,111)	(16)

Financing activities:
Issuance of equity stock (net of expenses)	18	5,885
Repayment of loan	-	(202)
Net cash provided by financing activities	18	5,683

Effects of exchange rate changes on cash and cash equivalents	(10)	(66)
Net decrease in cash and cash equivalents	(11,547)	4,750
Cash and cash equivalents at the beginning of the period	25,610	1,658
Cash and cash equivalents at the end of the period	14,063	6,408

Supplementary information:
Cash paid for interest	4	9
Non-cash items:
Common stock issued including ESOP, consultancy and patent acquisition	361	399
Common stock issued as penalty on notes payable	-	18

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2019 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company”, “we,” “our” and/or “us” refer to India Globalization Capital, Inc., together with our subsidiaries and beneficially owned subsidiary. Our filings are available on www.sec.gov. The information contained on our websites including www.igcinc.us are not incorporated by reference in this report, and you should not consider it a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

IGC has two lines of business: 1) Infrastructure Business, and the 2) Plant and Cannabinoid Business.

The Company’s Infrastructure Business, managed from India, involves: (a) the rental of heavy construction equipment, (b) execution of construction contracts, and (c) the purchase and resale of physical commodities used in infrastructure. The Company’s cannabinoid business involves: a) development of a potential new drug, subject to applicable regulatory approvals, that uses ultra-low doses of tetrahydrocannabinol (THC) in combination with other natural products designed to assist in the treatment of diseases like Alzheimer’s, b) several cannabidiol (CBD) products and brands, in various stages of development, for sale online and through stores, c) wholesale of hemp extracts including hemp crude extract, hemp isolate, among others, d) hemp growing and processing facilities, and e) acquisitions across these areas. The Company operates both lines of business in compliance with applicable state, national, and local laws and regulations applicable.

Corporate and Product Update

During the six months ended September 30, 2019, the Company took the following steps, among others:

●    The Company obtained Institutional Review Board (“IRB”) approval, in Puerto Rico, for a double-blind, placebo-controlled, 100-person trial, for its proprietary patent pending formulation based on IGC-AD1 that uses ultra-low doses of THC with other natural compounds to assist in care management of the patients suffering from Alzheimer’s disease.

●    The Company expanded the number of dispensaries in Puerto Rico where Hyalolex™ (the Company’s flagship product) is sold and began the next phase of marketing including patient and doctor engagement.

●    IGC opened a marketing and research hub in Colombia. The Company’s beneficially-owned subsidiary Hamsa Biochem SAS, will focus on three goals – (1) expanding the distribution of the Company’s products in Latin America, (2) securing a low cost-basis for procuring raw materials like CBD (cannabidiol) and hemp extracts, and (3) advancing the Company’s research platform through medical trials and advanced natural product chemistry.

●    IGC is in the late stage of building a patented pain relief brand and intends to begin test marketing online in early calendar year 2020.

●    The Company’s subsidiary, Holi Hemp LLC started growing hemp on 100 acres in Arizona. The first harvest is expected in early calendar year 2020.

●    The Company expanded its supply chain, for the sale of Holi Hemp™ branded products such as hemp crude, cannabidiol (“CBD”) distillate, tetrahydrocannabinol-free (“T-free”) oil, and other hemp derivatives, in compliance with applicable laws and regulations.

Business Organization

As of September 30, 2019, the Company had the following direct operating subsidiaries: TBL, IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, and SAN Holdings, LLC and Colombia based beneficially-owned subsidiary Hamsa Biochem SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. We have employees, contract workers and advisors in the United States of America (“U.S.”), India, Colombia, and Hong Kong.

 | September 30, 2019 Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 contained in the Company’s Form 10-K for Fiscal 2019, filed with the SEC on June 14, 2019.

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

Presentation and functional currencies

IGC operates in India, U.S., Colombia and Hong Kong and a substantial portion of the Company’s transactions are denominated in the Indian Rupee (“INR”), Colombian Peso (“COP”) or the Hong Kong Dollar (“HKD”). The local currency is the functional currency for the operations outside the U.S. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars (“USD”) at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Transaction gains and losses related to foreign exchange are recognized in the consolidated statements of operations.

Impairment

No impairment has been recorded for the six-month periods ended September 30, 2019 and 2018.

 | September 30, 2019 Form 10-Q

Inventory

Inventory is valued at the lower of cost or market, or at sales price (fair value) less costs of disposal when certain conditions are met. The term market means current replacement cost, provided that it meets both the following conditions: a) market shall not exceed the net realizable value, and b) market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may require us to recognize material write-downs in the future.

Inventory consists of raw materials, finished goods and work-in progress such as extracted crude oil, growing crops and crude oil in process. Work in progress also includes costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

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

The carrying amounts of the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued and other liabilities, which is approximate to their fair values due to the nature of the items.

As of September 30, 2019, the Company’s short-term investment consists of mutual funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The increase in value of mutual funds is comprised of re-invested income of approximately $39,000 and immaterial unrealized gain during the six months ended September 30, 2019. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer to Note 7 – Investments in Unlisted Securities, which is classified as a non-current asset.

 | September 30, 2019 Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
September 30, 2019

Cash and cash equivalents:	14,063	-	-	14,063
Total cash and cash equivalents	14,063	-	-	14,063

Investments:
-Short-term investment in mutual fund	5,039	-	-	5,039
-Investment in unlisted securities	-	-	794	794
Total Investments	5,039	-	794	5,833

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2019

Cash and cash equivalents:	25,610	-	-	25,610
Total cash and cash equivalents	25,610	-	-	25,610

Investments:
-Short-term investment in mutual fund	-	-	-	-
-Investment in unlisted securities	-	-	794	794
Total Investment	-	-	794	794

Earnings/(Loss) per Share

The computation of basic loss per share for the six months ended September 30, 2019, excludes potentially dilutive securities of 3.3 million shares which includes share options, unvested shares granted to employees, warrants, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding as of six month ended September 30, 2019 and 2018, used for the computation of basic earnings per share (“EPS”) is 39,529,440 and 31,344,648, respectively. Due to the loss incurred during the six-month periods ended September 30, 2019, and September 30, 2018, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

 | September 30, 2019 Form 10-Q

Lessee

The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short- term lease expense and cash paid for the six months ended September 30, 2019 and September 30, 2018 are $80 thousand and $70 thousand respectively.

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

Lessor Accounting

For lessors, however, the accounting remains largely unchanged from the current model, changes have been made to align certain lessor and lessee accounting guidance and the key aspects of the lessor accounting model with new revenue recognition standard. Under the new guidance, contract consideration will be allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

Lessee Accounting

The Company adopted ASU 2016-02 effective April 1, 2019 using the modified retrospective approach. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In connection with the adoption, the Company will elect to utilize the modified retrospective presentation whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.  Further, the Company will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

| September 30, 2019 Form 10-Q

The Company has concluded that all lease arrangements would be classified as short-term in nature and as such, not recorded on the balance sheet. The standard did not materially affect the Company's consolidated net earnings or have any impact on cash flows.

Not yet adopted

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments. The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The amendment is effective for fiscal years beginning after January 2023. The Company is evaluating the impact of this update.

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

NOTE 3 – INVENTORY

	As of September 30, 2019 ($)	As of March 31, 2019 ($)
Raw Materials	-	-
Work in Progress	3,108	248
Finished Goods	-	-
Total	3,108	248

Inventory in the form of work in progress as of September 30, 2019 is comprised of, but not limited to, various hemp extracts such as, crude oil, hemp distillate (CBD), and hemp isolate (CBD). The Company accounts all hemp extracts as work in progress until they are in processing facility. It also includes cost related to growing crops like raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment.

 | September 30, 2019 Form 10-Q

NOTE 4 – DEPOSITS AND ADVANCES

	As of September 30, 2019 ($)	As of March 31, 2019 ($)
Advances to suppliers and consultants	606	600
Other advances	710	120
Statutory advances	45	43
Prepaid Expense and other current assets	85	18
Total	1,446	781

The advance to suppliers and consultants primarily relates to retainers given to attorneys, and advance to suppliers in our infrastructure business. Other advances include advance paid for PPE.

NOTE 5 – INTANGIBLE ASSETS

	As of September 30, 2019 ($)	As of March 31, 2019 ($)
Patent & other intangible assets at the beginning of the period	184	128
Patent acquisition and filing expenses	23	56
Amortization	(4)	-
Total	203	184

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing patents. The amortization of patent rights is between 13 to 15 years, commencing in Fiscal 2020. The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Category	Useful Life (years)	As of September 30, 2019 ($)	As of March 31, 2019 ($)
Land	N/A	4,769	4,872
Buildings & facilities	25	2,481	1,268
Plant and machinery	5-20	1,724	1,603
Computer equipment	3	170	165
Office equipment	5	107	109
Furniture and fixtures	5	60	61
Vehicles	5	275	279
Total Gross Value		9,586	8,357
Less: Accumulated depreciation		(2,463)	(2,471)
Total Property, plant and equipment, net		7,123	5,886

Depreciation expense in the six months ended September 30, 2019 and September 30, 2018, amounted to approximately $41 thousand and $29 thousand respectively. The net increase in total Property, Plant & Equipment as well as the accumulated depreciation is primarily due to purchase of office building and equipment in the U.S. subsidiaries during six months ended September 30, 2019. For more information, please refer to Note 15 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

 | September 30, 2019 Form 10-Q

NOTE 7 – INVESTMENTS IN UNLISTED SECURITIES

	As of September 30, 2019 ($)	As of March 31, 2019 ($)
Investment in equity shares of unlisted company	21	21
Investment in affiliate (i)	773	773
Total	794	794

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

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period. We concluded that, as of September 30, 2019, no impairment provision was required against the carrying value of investments.

NOTE 8 – CLAIMS AND ADVANCES

	As of September 30, 2019 ($)	As of March 31, 2019 ($)
Claims receivable (1)	395	404
Non-current deposits	22	18
Non-current advances (2)	450	456
Total	867	878

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala.  As of September 30, 2019, the receivable is due for over one year. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that CIA will become insolvent and unable to make the payment. While the Company has initiated collection proceedings, it believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The decrease in Claims receivable was mainly due to foreign exchange translation as a result of a decline in value of Indian Rupee.

(2)	Includes a loan of $200 thousand, to one of our manufacturers, for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

NOTE 9 – ACCRUED AND OTHER LIABILITIES

Particulars	As of September 30, 2019 ($)	As of March 31, 2019 ($)
Salaries and other contribution	139	115
Provision for expenses	325	355
Other current liability	213	39
Total	677	509

 | September 30, 2019 Form 10-Q

Salaries and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $3 thousand and $4 thousand as of September 30, 2019 and March 31, 2019 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2019.

As of September 30, 2019, several law firms have filed shareholder lawsuits, including three derivative suits (two of which have been consolidated), citing, among other things, the NYSE American delisting proceedings and subsequent fall in share price. During the quarter ended September 30, 2019, the Company reached a preliminary agreement to resolve all derivative suits, subject to agreement on specific final terms of settlement and approval by the court. The Company intends to vigorously defend all other actions. However, the exact amount of liability, if any, arising from such lawsuits cannot be determined at this stage. Accordingly, no provision has been made in the consolidated financial statements as of September 30, 2019. See Part II – Other Information. For the current state of affairs regarding the Shareholder Class Action Litigation, please refer to Note 16 - Subsequent Events.

In the U.S., we provide health insurance, life insurance, and a 401(k) plan wherein the Company matches up to 6% of the employee’s pre-tax contribution up to a maximum annual amount determined by the IRS. In accordance with applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (“Gratuity Plan”) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. In addition, employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Indian Government’s provident fund.

NOTE 11 – SECURITIES

As of September 30, 2019, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 and 39,571,407 shares of common stock were issued and outstanding. The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into common stock and warrants.

We have one security listed on the NYSE American: common stock, $.0001 par value (ticker symbol: IGC). This security also available trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants quoted on the OTC markets (ticker symbol: IGC.IW, CUSIP number 45408X118 expiring on March 8, 2021) to purchase common stock. The Units are not listed on an exchange. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW) which effectively allows the holder to exercise the warrants into two shares of common stock.

 NOTE 12 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services, provided in Maryland, and $6,100 per month for facilities and services provided in Washington State.

As of September 30, 2019, the Company had one secured loan of $50 thousand due to a related party that carries prepaid interest, through December 31, 2019, at an annual interest rate of 15%.

NOTE 13 – STOCK-BASED COMPENSATION

During the six months ended September 30, 2019, under the combined 2008 and renewed 2018 Omnibus Incentive Plans (“IGC ESOP Plan”), no stock options have been granted. During the six months ended September 30, 2019, 42 thousand restricted shares, vesting over three years, have been granted as inducement shares to employees.

Under the IGC ESOP Plans, as of September 30, 2019, a total of 6,432,127 shares of common stock have been issued to employees and advisors, and approximately 2 million restricted shares fair valued at $761 thousand with a weighted average value of $0.39 per share are granted but are yet to be issued, including options held by Advisors to purchase 210 thousand shares of common stock, vesting between Fiscal 2020 and Fiscal 2024, with a weighted average exercise price of $0.45 per share. The options have a fair value of approximately $94 thousand.

 | September 30, 2019 Form 10-Q

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2020	Granted in Fiscal 2019
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.57%	0.70%
Expected volatility	249%	119.5%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors and contractors is allocated over the vesting or service period and recognized in the Common Stock and Additional Paid in Capital. For the six months ended September 30, 2019, the Company’s share-based expense and option-based expense shown in General and administrative expenses (including research and development) are $349 thousand and $12 thousand respectively.

For the six months ended September 30, 2018 the share-based expense and option-based expense for employees and advisors are $256 thousand and $59 thousand respectively, of which $243 thousand share-based expense and $19 thousand option-based expense related to General and administrative expenses (including research and development).

Summary of Options

	Number of Options as of September 30, 2019 (in thousands)	Number of Options as of March 31, 2019 (in thousands)
Opening balance	270	650
Option granted during the period	-	110
Option exercised during the period	(60)	(490)
Closing balance	210	270

NOTE 14 – REVENUE RECOGNITION

Revenue in the Infrastructure Business is recognized for the renting and contracting business once the performance obligation as per the agreement has been satisfied by the Company. In the Plant and Cannabinoid Business, the revenue from the cannabinoid-based products is recognized once control of the goods has been transferred to the customer and the performance obligation has been completed, which is upon shipping. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Currently the Company does not have a formal return policy and historically our returns have been immaterial. The revenue from the cannabinoid-based products and therapies like HyalolexTM is recognized once goods have been sold by the processor to its customer and the performance obligation is completed as per the agreement.

Net sales disaggregated by significant products and services for the six months ended September 30, 2019 and the six months ended September 30, 2018 were as follows (in thousands):

	Six Months Ended September 30,
	2019 ($)	2018 ($)
Infrastructure Business
Rental income (1)	2	59
Purchase and resale of infrastructure commodities (2)	3,089	2,230

Plant and Cannabinoid Business
Plant and Cannabinoid products and therapies (3)	379	-
Total	3,470	2,289

(1)	Rental income consists of income from short-term rental of heavy construction equipment. There was no revenue from construction contracts during the six months ended September 30, 2019.
(2)	Relates to the income from purchase and resale of physical commodities used in infrastructure.
(3)	Relates to revenue from plant and cannabinoid-based products and therapies such as HyalolexTM and hemp extracts.

 | September 30, 2019 Form 10-Q

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by product and service:

Product & Service

Segments	Six Months Ended September 30, 2019 ($)	Percentage of Total Revenue

Infrastructure Business	3,091	89%
Plant and Cannabinoid Business	379	11%
Total	3,470	100%

Segments	Six Months Ended September 30, 2018 ($)	Percentage of Total Revenue

Infrastructure Business	2,289	100%
Plant and Cannabinoid Business	-	-
Total	2,289	100%

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

Segments	Country	Six Months Ended September 30, 2019 ($)	Percentage of Total Revenue

Asia	(1) India	2	0%
	(2) Hong Kong	3,089	89%
North America	U.S.	379	11%
Total		3,470	100%

 | September 30, 2019 Form 10-Q

Segments	Country	Six Months Ended September 30, 2018 ($)	Percentage of Total Revenue

Asia	(1) India	59	3%
	(2) Hong Kong	2,230	97%
North America	U.S.	-	-
Total		2,289	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India and Hong Kong) ($)	Total as of September 30, 2019 ($)
Intangible assets, net	203	-	203
Property, plant and equipment, net	2,298	4,825	7,123
Investments in unlisted securities	773	21	794
Claims and advances	440	427	867
Total non-current assets	3,714	5,273	8,987

Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India and Hong Kong) ($)	Total as of March 31, 2019 ($)
Intangible assets, net	184	-	184
Property, plant and equipment, net	958	4,928	5,886
Investments in unlisted securities	773	21	794
Claims and advances	440	438	878
Total non-current assets	2,355	5,387	7,742

NOTE 16 – SUBSEQUENT EVENTS

On October 11, 2019, the Company filed a motion to dismiss the pending class action shareholder litigation, i.e., the consolidated Tchatchou matter, described in Part 1, Legal Proceedings (the “Motion to Dismiss”). The Motion to Dismiss seeks dismissal of all securities fraud claims asserted against the Company and named officers and directors and termination of the proceedings with prejudice, i.e., permanently. Additional briefing is scheduled for November and December 2019. At this time, the Company is unable to estimate when the court may rule on the Motion to Dismiss.

 | September 30, 2019 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three- months and six-months ended September 30, 2019, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue in the three- months and six-months ended September 30, 2019 and the three- months and six -months ended September 30, 2018 is from our Infrastructure Business. The Company’s Infrastructure Business, involves:

(i)	Short-term rental of heavy construction equipment including bulldozers, excavators, rollers and pavers, among others.
(ii)

Bidding and execution of construction contracts. Our subsidiary TBL, with over 30 years of experience with infrastructure projects, recently began work on a construction project, building and modifying a road in Kerala, India. In January 2019, TBL received a construction contract for the building of a National Highway Authority of India (“NHAI”) sponsored local highway.

(iii)	The purchase and resale of physical commodities, used in infrastructure.

Our second line of business is the Plant and Cannabinoid Business, which stems from plant material and cannabinoids produced by the cannabis plant, in accordance with applicable laws and regulations. The Company’s strategy is to create, build, and manage several brands of plant and cannabinoid-based products and therapies, such as Hyalolex™, Serosapse™, Natrinol™, and Holi Hemp™, among others, in accordance with laws and regulations applicable to the location where such products and components are located from time to time. As part of this strategy, the Company expects to secure the quality, quantity and cost of its supply chain by setting up and controlling facilities that grow and extract the active ingredients for our products. In addition, we are also exploring acquisitions, investments, or the creation of joint ventures with competitive and complementary businesses, products and technologies. As market demand for hemp grows, as predicted by some analysts, we expect to sell these and other products on a retail and wholesale basis in accordance with existing and future state and federal laws and regulations, including those propounded by the U.S. Food and Drug Administration, as they are enforced, enacted, modified, and/or amended to address the growing cannabinoid industry. As previously announced, our product mix is expected to include hemp/CBD-infused drinks; tinctures; full spectrum oil; hemp distillate; and hemp isolate, among others. The Company operates its Plant and Cannabinoid Business in compliance with federal, state, and local laws and applicable regulations and only where it is legal to do so.

Results of Operations for the three months ended

September 30, 2019 and September 30, 2018

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2019 and September 30, 2018:

Statement of Operations (in thousands)

	Three-months ended September 30,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Revenue	1,821	811	1,010	125%
Cost of revenue	(1,793)	(793)	(1,000)	126%
General and administrative expenses	(1,094)	(595)	(499)	84%
Research & development expenses	(222)	(278)	56	(20)%
Operating loss	(1,288)	(855)	(433)	51%
Other income/(expense), net	109	(4)	113	(2,825)%
Net Loss	(1,179)	(859)	(320)	37%

 | September 30, 2019 Form 10-Q

Revenues– Revenue is primarily derived from our Infrastructure Business for the three months ended September 30, 2019 and the three months ended September 30, 2018. Revenue amounted to approximately $1,821 thousand and $811 thousand, for the three months ended September 30, 2019 and September 30, 2018 respectively, representing an increase of $1,010 thousand or 125%. The increase in revenue is from an increase in the sales of infrastructure related physical commodities. In the three months ended March 31, 2019, we also commenced sales in the Plant and Cannabinoid Business, which contributed $274 thousand in revenue, net in the three months ended September 30, 2019.

Cost of revenue– Cost of revenue is primarily from our Infrastructure Business in the three months ended September 30, 2019 and the three months ended September 30, 2018. Cost of revenue amounts to approximately $1,793 thousand for the three months ended September 30, 2019 compared to $793 thousand in the three months ended September 30, 2018, an increase of approximately $1,000 thousand or 126%. This increase in cost of revenue is attributable to increased purchases of physical commodities, with the margins remaining stable. The Plant and Cannabinoid Business, contributed $266 thousand in cost of revenue in the three months ended September 30, 2019.

General and administrative expenses – These General and administrative expenses consist primarily of employee-related expenses, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. General and administrative expenses increased by approximately $499 thousand or 84% to $1,094 thousand for the three months ended September 30, 2019 from $595 thousand for the three months ended September 30, 2018. Of the $499 thousand increase, legal & professional fees, stemming primarily from shareholder lawsuits, amounted to approximately $291 thousand.

Research and Development expenses - Research and Development expenses (“R&D”) expenses are attributed to our Plant and Cannabinoid Business. The R&D expenses decreased approximately $56 thousand or 20%, to $222 thousand for the three months ended September 30, 2019, compared to $278 thousand for the three months ended September 30, 2018. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts.  All research and development costs are expensed in the quarter in which they are incurred.

Other Income/(expense), net – Other net income increased by approximately $113 thousand or 2,825% during the three months ended September 30, 2019. The total other income/(expense) for the three months ended September 30, 2019 and the three months ended September 30, 2018 is approximately $109 thousand and ($4) thousand, respectively. In the three months ended September 30, 2019, such amount includes interest income/(expense), rental income and dividend income, net.

 Results of Operations for the six months ended

September 30, 2019 and September 30, 2018

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended September 30, 2019 and September 30, 2018:

	Six-months ended September 30,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Revenue	3,470	2,289	1,181	52%
Cost of revenue	(3,401)	(2,229)	(1,172)	53%
General and administrative expenses	(2,343)	(1,149)	(1,194)	104%
Research & development expenses	(469)	(278)	(191)	69%
Operating loss	(2,743)	(1,367)	(1,376)	101%
Other income/(expense), net	185	(4)	189	(4,725)%
Net Loss	(2,558)	(1,371)	(1,187)	87%

Revenues– Revenue is primarily derived from our Infrastructure Business for the six months ended September 30, 2019 and the six months ended September 30, 2018. Revenue amounted to approximately $3,470 thousand and $2,289 thousand, for the six months ended September 30, 2019 and September 30, 2018 respectively, representing an increase of $1,181 thousand or 52%. The increase in revenue is from an increase in the sales of infrastructure related physical commodities. In the three months ended March 31, 2019, we also commenced sales in the Plant and Cannabinoid Business, which contributed $379 thousand in revenue, net in the six months ended September 30, 2019.

 | September 30, 2019 Form 10-Q

Cost of revenue– Cost of revenue is primarily from our Infrastructure Business in the six months ended September 30, 2019 and the six months ended September 30, 2018. Cost of Revenue amounts to approximately $3,401 thousand for the six months ended September 30, 2019 compared to $2,229 thousand in the six months ended September 30, 2018, an increase of approximately $1,172 thousand or 53%. This increase in cost of revenue is attributable to increased purchases of physical commodities, with the margins remaining stable. The Plant and Cannabinoid Business, contributed $357 thousand in cost of revenue in the six months ended September 30, 2019.

General and administrative expenses – These General and administrative expenses consist primarily of employee-related expenses, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. General and administrative expenses increased by approximately $1,194 thousand or 104% to $2,343 thousand for the six months ended September 30, 2019 from $1,149 thousand for the six months ended September 30, 2018. Of the $1,194 thousand increase, legal & professional fees, stemming primarily from shareholder lawsuits, amounted to about $574 thousand.

Research and Development expenses -Research and Development expenses (“R&D”) expenses are attributed to our Plant and Cannabinoid Business. The expenses increased approximately $191 thousand or 69%, to $469 thousand for the six months ended September 30, 2019, compared to $278 thousand for the six months ended September 30, 2018. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts.  All research and development costs are expensed in the quarter in which they are incurred.

Other Income/(expense), net – Other income increased by approximately $189 thousand or 4,725% during the six months ended September 30, 2019. The total other income/(expense) for the six months ended September 30, 2019 and the six months ended September 30, 2018 is approximately $185 thousand and ($4) thousand, respectively. In the six months ended September 30, 2019, such amount includes interest income/(expense), rental income, dividend income, and a non-operating settlement expense.

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the unaudited consolidated Company financials.

	(in thousands, unaudited)

	As of September 30, 2019 ($)	As of March 31, 2019 ($)	Change	Percent Change
Cash, cash equivalents and marketable securities	14,063	25,610	(11,547)	45%
Working capital	22,270	25,845	(3,575)	14%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $11,547 thousand to $14,063 thousand in the six months ended September 30, 2019 from $25,610 thousand in March 31, 2019, a decrease of approximately 45%. The major decrease is due to investments of approximately $5,039 thousand in mutual funds, $2,049 thousand in purchase of property, plant and equipment and $2,860 thousand in inventory in the six months ended September 30, 2019.

Summary of Cash flows

	(in thousands, unaudited)

	Six Months Ended September 30,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Cash used in operating activities	(4,444)	(851)	(3,593)	422%
Cash used in investing activities	(7,111)	(16)	(7,095)	44,344%
Cash provided by financing activities	18	5,683	(5,665)	(100)%
Effects of exchange rate changes on cash and cash equivalents	(10)	(66)	56	(85)%
Net decrease in cash and cash equivalents	(11,547)	4,750	(16,297)	(343)%
Cash and Cash Equivalents at the beginning of period	25,610	1,658	23,952	1,445%
Cash and cash equivalents at the end of the period	14,063	6,408	7,655	119%

 | September 30, 2019 Form 10-Q

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2019 was $4,444 thousand. Cash was consumed from continuing operations, with the net loss of $2,558 thousand, non-cash items totaling $406 thousand, consisting of a depreciation charge of $45 thousand and stock-based expenses totaling $361 thousand and changes in working capital accounts had a negative impact of $2,292 thousand on cash.

Net cash used in operating activities for the six months ended September 30, 2018 was $851 thousand. Cash was consumed from continuing operations, with the net loss of $1,371 thousand, non-cash items totaling $446 thousand, consisting of a depreciation charge of $29 thousand and stock-based expenses totaling $417 thousand and changes in working capital accounts had an impact of $74 thousand on cash

Investing Activities

Net cash used in investing activities during the six months ended September 30, 2019 was $7,111 thousand which is comprised of approximately $2,049 thousand for purchase of office space, plant and equipment among others, $5,039 thousand for investment in a money market mutual fund and $23 thousand for the acquisition and filing of patents.

Net cash used in investing activities during the six months ended September 30, 2018 was $16 thousand which is comprised of approximately $3 thousand for purchase of plant and equipment among others, and $13 thousand for the acquisition and filing of patents.

Financing Activities

Cash provided by financing activities of approximately $18 thousand during the six months ended September 30, 2019 consisted of share options previously issued to advisor.

Cash provided by financing activities of approximately $5,683 thousand during the six months ended September 30, 2018 consisted of raising funds through a public offering amounting to $5,885 thousand and repayment of loan amounting to $202 thousand.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, income taxes, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. There were no impactful breaches in cybersecurity in the six months ended September 30, 2019.

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

 | September 30, 2019 Form 10-Q

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | September 30, 2019 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of September 30, 2019. During the quarter ended September 30, 2019, the Company reached a preliminary agreement to resolve all derivative suits. Settlement is pending agreement on specific final terms and approval by the United States District Court for the District of Maryland. As of September 30, 2019, the Company was a party to three shareholder lawsuits, as described below.

Shareholder Class Action Litigation

Tchatchou v. India Globalization Capital, Inc. On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. IGC, Ram Mukunda, Richard Prins, and Sudhakar Shenoy were named as defendants. On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint against IGC, Mukunda, and Claudia Grimaldi, thereby removing Prins and Shenoy as defendants. The plaintiff in Tchatchou alleges that IGC, Mukunda, and Grimaldi violated Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act and made false and misleading statements to the public by issuing a September 25, 2018 press release entitled “IGC to Enter the Hemp/CBD-Infused Energy Drink Space,” and related disclosures in which IGC announced it had “executed a distribution and partnership agreement” for the sugar-free energy drink named Nitro G, as well as through related public statements. The plaintiff in Tchatchou has not publicly disclosed the amount of damages they seek. On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case. For the current state of affairs regarding the Tchatchou Class Action Litigation, please refer to Note 16 - Subsequent Events.

Harris-Carr v. India Globalization Capital, Inc. On November 2, 2018, IGC shareholder Gabe Harris-Carr instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. IGC, Ram Mukunda, and Claudia Grimaldi were named as defendants. On February 28, 2019, all pending shareholder class actions, including the Harris-Carr litigation, were consolidated, and the Tchatchou litigation, described above, was designated as the lead case. On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint, which becomes the operative complaint for the consolidated matter and supersedes the Harris-Carr complaint.

Shareholder Derivative Action Litigation

Erny v. Mukunda, et al. On November 30, 2018, IGC shareholder Gene Erny instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant. The Erny litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company). The complaint in the Erny litigation alleges that the Company should have filed suit against the individual defendants – Mukunda, Grimaldi, Goel, Prins, and Shenoy (collectively referred to as the “Individual Defendants”) – for securities fraud and breach of fiduciary duty. The plaintiff in Erny alleges that, through the individual defendants, the Company made false and misleading statements, and the individual defendants breached their fiduciary duties, as follows: “Under the direction and watch of the Individual Defendants, the [Company’s] 2018 Proxy Statement failed to disclose that: (1) the Company had substantially discontinued the business it was conducting at the time that it was initially listed on the New York Stock Exchange, and was instead engaged in ventures or promotions that had not been developed to a commercial stage or the success of which is problematical; (2) the Company adapted its business model frequently and radically in an attempt to lure investors seeking to capitalize on market fads, such as blockchain and cannabinoids; (3) the benefits of the Company’s relationships with manufacturers, partners, and distributors were overstated in order to create a misleadingly positive impression of IGC’s potential commercial success; (4) DaMa Pharmaceutical does not have a long history of developing premier pharmaceutical products; (5) as a result of the foregoing, IGC’s stock would be suspended from the New York Stock Exchange and potentially delisted; (6) the Company failed to maintain internal controls; and (7) as a result of the foregoing, the Company’s public statements were materially false and misleading at all relevant times.” The plaintiff in the Erny litigation further alleges that the “Individual Defendants also caused the [Company’s] 2018 Proxy Statement to be false and misleading with regard to executive compensation in that they purported to employ ‘pay-for-performance’ elements while failing to disclose that the Company’s share price was being artificially inflated by the false and misleading statements made by the Individual Defendants as alleged herein, and therefore any compensation based on the Company’s financial performance was artificially inflated. The false and misleading elements of the 2018 Proxy Statement led to the reelection of Defendant Prins, which allowed him to continue breaching his fiduciary duties to IGC.” Because the claims made in Erny are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant.

 | September 30, 2019 Form 10-Q

On January 28, 2019, the court issued a consent order staying proceedings in the Erny litigation pending resolution of an anticipated motion to dismiss to be filed by IGC, Mukunda, and Grimaldi in the Tchatchou matter, described above. On May 9, 2019, Erny and Hamdan, described below, were consolidated, and the Erny litigation was designated as the lead derivative case.

On July 31, 2019, the Company and the Individual Defendants reached a preliminary agreement with the plaintiffs in the derivative suits identified herein to resolve all derivative suits, including the Erny litigation and the Hamdan and Patel matters, described below. Settlement is pending agreement on specific final terms of settlement and approval by the United States District Court for the District of Maryland. Pending settlement, the Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

Hamdan v. Mukunda, et al. On February 20, 2019, IGC shareholder Waseem Hamdan instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant. The allegations made by the plaintiff in the Hamdan litigation are substantially similar to the allegations made in Erny, and the claims against the individual director defendants are based on the same alleged transactions and/or occurrences as are the claims made in the Erny litigation. Because the claims made in Hamdan are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. On May 9, 2019, Erny and Hamdan were consolidated, with the Erny litigation, described above, designated as the lead case. As a result of the consolidation, the Hamdan litigation became subject to the January 28, 2019 order entered in the Erny litigation staying proceedings pending resolution of an anticipated motion to dismiss to be filed by IGC, Mukunda, and Grimaldi in the Tchatchou matter, described above.

On July 31, 2019, the Company and the Individual Defendants reached a preliminary agreement with the plaintiffs in the derivative suits identified herein to resolve all derivative suits, including the Hamdan litigation and the Erny and Patel matters, described above and below, respectively. Settlement is pending agreement on specific final terms and approval by the United States District Court for the District of Maryland. Pending settlement, the Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

Patel v. Mukunda, et al. On June 6, 2019, IGC shareholder Dimple Patel instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland.  Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, Shajy Mathilakathu, and Sudhakar Shenoy (collectively, with reference to the Patel litigation, “Individual Defendants”) were named as defendants, and IGC was named as a nominal defendant.  The Patel litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company).  The complaint in the Patel litigation alleges that the Company should have filed suit against the individual defendants – Mukunda, Grimaldi, Goel, Prins, Mathilakathu, and Shenoy (collectively referred to as the “Individual Defendants”) – for breach of fiduciary duty.  Specifically, the complaint alleges that the Individual Defendants “violated their duty of good faith by knowingly causing and/or recklessly allowing the Company to make false and misleading statements and/or fail[ed] to disclose that:  (i) [IGC] substantially discontinued the business that it conducted at the time it began trading on the NYSE; (ii) the Company had become engaged in ventures or promotions which have not developed to a commercial stage; (iii) cannabis-related products, including CBD-based beverages, are illegal in Malaysia; (iv) neither IGC nor Treasure Network was a licensed manufacturer of cannabis-based products in Malaysia; (v) CBD-infused Nitro G was not an approved and registered product under Malaysian law; (vi) Treasure Network, founded in 2017, was not “experienced”; (vii) Treasure Network was a distributor, not a manufacturer; (viii) at all relevant times, the Individual Defendants had the ability to exercise substantial control over Treasure Network; (ix) consequently, the Company was not an operating company for the purposes of continued trading and listing on the NYSE American; and (x) as a result, India Globalization’s public statements were materially false and misleading at all relevant times.”  Because the claims made in the Patel litigation are asserted against the individual Defendants, as opposed to the Company, the Company is merely a nominal defendant. The Patel litigation has not been consolidated with Erny and Hamdan to date.  The Company anticipates that, if it becomes appropriate in the future, it may seek to consolidate the Patel litigation with the Erny derivative litigation described herein.

On July 31, 2019, the Company and the Individual Defendants reached a preliminary agreement with the plaintiffs in the derivative suits identified herein to resolve all derivative suits, including Patel litigation and the Erny and Hamdan matters, described above. Settlement is pending agreement on specific final terms and approval by the United States District Court for the District of Maryland. Pending settlement, the Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

 | September 30, 2019 Form 10-Q

Item 1A.  Risk Factors

You should carefully consider the following risk factors, and the risk factors identified in the Company’s 2019 annual report on Form 10-K, filed with the SEC on June 14, 2019, the Risk Factors identified in our Form 10-Q filed with the SEC on August 9, 2019, together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

The Company incorporates by reference herein all Risk Factors identified in our 2019 annual report on Form 10-K, filed with the SEC on June 14, 2019 and the Risk Factors identified in our Form 10-Q filed with the SEC on August 9, 2019. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us. The additional risk factors have been mentioned below:

Pending or future legal proceedings may have a material adverse effect on our business, operating results and financial condition. We may in the future face risks of litigation and liability claims, the extent of such exposure can be difficult or impossible to estimate and which can negatively impact our financial condition and results of operations.

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

As of September 30, 2019, the Company and several of its officers and directors are parties to three (3) shareholder lawsuits. See Item 1, Legal Proceedings of this report for further information. There can also be no assurance that any insurance coverage we take will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that are not covered by insurance, our management could expend significant time and resources addressing any such issues.

On July 31, 2019, the Company and its officers and directors reached a preliminary agreement with the plaintiffs in the three shareholder derivative suits to resolve all such derivative suits. Settlement is pending agreement on specific final terms and approval by the United States District Court for the District of Maryland. There can be no guarantee that the parties will reach agreement on specific final terms to resolve the derivative suits or that any settlement reached will be approved by the court. On October 11, 2019, the Company and its officers and directors filed a motion to dismiss the Tchatchou litigation identified in Item 1, Legal Proceedings, of this report. There can be no guarantee that the court will grant the motion to dismiss. The legal fees necessary to defend against these lawsuits, or any other future litigation filed against the Company, can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

Continued listing on the NYSE is an operating risk for the Company.

As previously disclosed, on October 29, 2018, NYSE suspended trading of the Company’s common stock and commenced proceedings to delist the Company’s stock from trading on the Exchange. After a successful appeal, the Company’s stock was relisted for trading on February 26, 2019. However, given the current regulatory environment for hemp-based products, there remains risk with respect to the Company’s ability to maintain its listing with the NYSE. This risk may limit the Company’s ability to pursue other business opportunities and a delisting by the NYSE could impact the liquidity of the Company’s common stock.

Extreme weather conditions, crop diseases, pests and fluctuations in market demand can create substantial seasonal volatility for our business and results of operations.

The company’s Plant and Cannabinoid Business is seasonal and is subject to weather conditions that affect hemp prices and crop yields. Our production is also vulnerable to crop diseases and pest infestations, which may vary in severity, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic condition. We take into account the possibility of the occurrence of these adverse seasonal weather conditions in making our production plans to mitigate such risks. However, such events may occur at any time of the year, and the occurrence of any of these events may create the volatility for our business and results of operations.

 | September 30, 2019 Form 10-Q

The market prices of hemp crops and agricultural produce are constantly affected by both demand and supply cycle of the hemp industry. As a result, movements of the market prices would have significant impact on IGC’s earnings. Whilst efforts have been made by Management to implement certain strategies, there can be no assurance that IGC will be fully shielded from the negative effects of cyclical movements of the market prices of crops and agricultural produce.

We are dependent upon regulatory approvals and fixed term licenses for our ability to grow, harvest, process, and transport hemp and other products derived therefrom.

Our current authorization for growing, harvesting, processing and transport of cannabis is valid for a single growing season at a time and notification to AZDA is needed to renew the license for subsequent growing seasons. All licenses are subject to ongoing compliance and reporting requirements and renewal.

There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the hemp market or any particular product, or consistent with currently held views.

The Management believes that the hemp industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the hemp produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of hemp products. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the hemp industry and demand for its products and services, which could affect the Company’s business, financial condition and results of operations and cash flows. The Company’s dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the Company, its business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of hemp in general, or the Company’s products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately, or as directed. Unfavorable research reports, newspaper articles, social media, testimonials can adversely affect our sales and consequently our stock price.

In addition, parties outside of the hemp industry with which the Company does business may perceive that they are exposed to reputational risk as a result of the Company’s hemp related business activities. For example, the Company could receive a notification from a financial institution advising it that they would no longer maintain banking relationships with those in the hemp industry. The Company may, in the future, have difficulty establishing or maintaining bank accounts or other business relationships that it needs to operate its business. Failure to establish or maintain business relationships could have a material adverse effect.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

 | September 30, 2019 Form 10-Q

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

 | September 30, 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 5, 2019	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | September 30, 2019 Form 10-Q