Form 10-Q
period 2019-12-31
India Globalization Capital, Inc.
filed 2020-02-10
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019

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

39,320,116 shares of our common stock were outstanding as of January 23, 2020.

 | December 31, 2019 Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

 | December 31, 2019 Form 10-Q

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

 | December 31, 2019 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

(Unaudited)

	December 31, 2019 (Unaudited) ($)	March 31, 2019 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	10,129	25,610
Short-term investment	5,063	-
Accounts receivable, net	155	84
Inventory	3,585	248
Deposits & advances	1,574	781
Total current assets	20,506	26,723

Intangible assets, net	247	184
Property, plant and equipment, net	8,687	5,886
Investments in unlisted securities	794	794
Claims and advances	868	878
Total non-current assets	10,596	7,742
Total assets	31,102	34,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	599	319
Accrued and other liabilities	652	509
Short-term loan	50	50
Total current liabilities	1,301	878

Other liabilities	15	15
Total non-current liabilities	15	15
Total liabilities	1,316	893

Commitments and Contingencies – See Note 11

Stockholders' equity:
Common stock and additional paid in capital, $0.0001 par value: 150,000,000 shares authorized; 39,571,407 and 39,501,407 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively.	94,585	94,043
Accumulated other comprehensive loss	(2,586)	(2,419)
Accumulated deficit	(62,213)	(58,052)
Total stockholders' equity	29,786	33,572
Total liabilities and stockholders' equity	31,102	34,465

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share)

(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2019	2018	2019	2018
	($)	($)	($)	($)

Revenue	573	1,285	4,043	3,574
Cost of revenue	(543)	(1,240)	(3,944)	(3,469)
Gross Profit	30	45	99	105
General and administrative expenses	(1,413)	(807)	(3,756)	(1,955)
Research and development expenses	(295)	(166)	(764)	(445)
Inventory write off	-	(650)	-	(650)
Operating loss	(1,678)	(1,578)	(4,421)	(2,945)
Other income, net	75	430	260	426
Loss before income taxes	(1,603)	(1,148)	(4,161)	(2,519)
Income tax expense	-	-	-	-
Net loss attributable to common stockholders	(1,603)	(1,148)	(4,161)	(2,519)
Foreign currency translation adjustments	(43)	239	(167)	(401)
Comprehensive loss	(1,646)	(909)	(4,328)	(2,920)

Loss per share attributable to common stockholders:
Basic & Diluted	$(0.04)	(0.03)	(0.11)	(0.07)
Weighted-average number of shares used in computing loss per share amounts:	39,571	39,357	39,543	34,035

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three Months Ended December 31, 2018	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of September 30, 2018	34,248	71,669	(55,167)	(2,696)	13,806
Bricoleur Note penalty shares	-	-	-	-	-
Common stock issued through public offering, net	3,854	23,601	-	-	23,601
Share based compensation & expenses, net	615	80	-	-	80
Cancellation of shares allotted	-	(1,017)	-	-	(1,017)
Investment from Bradbury Global	870	1,000	-	-	1,000
Net loss	-	-	(1,148)	-	(1,148)
Loss on foreign currency translation	-	-	-	239	239
Balances as of December 31, 2018	39,587	95,333	(56,315)	(2,457)	36,561

Three Months Ended December 31, 2019
Balances as of September 30, 2019	39,572	94,395	(60,610)	(2,543)	31,242
Bricoleur Note penalty shares
Common stock issued through public offering, net	-	-	-	-	-
Share based compensation & expenses, net	-	190	-	-	190
Cancellation of shares allotted	-	-	-	-	-
Investment from Bradbury Global					-
Net loss	-	-	(1,603)	-	(1,603)
Loss on foreign currency translation	-	-	-	(43)	(43)
Balances as of December 31, 2019	39,572	94,585	(62,213)	(2,586)	29,786

Nine Months Ended December 31, 2018	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2018	30,764	63,917	(53,796)	(2,056)	8,065
Bricoleur Note penalty shares	30	18	-	-	18
Common stock issued through public offering, net	5,899	28,468	-	-	28,468
Share based compensation & expenses, net	2,024	2,947	-	-	2,947
Cancellation of shares allotted	-	(1,017)	-	-	(1,017)
Investment from Bradbury Global	870	1,000	-	-	1,000
Net loss	-	-	(2,519)	-	(2,519)
Loss on foreign currency translation	-	-	-	(401)	(401)
Balances as of December 31, 2018	39,587	95,333	(56,315)	(2,457)	36,561

Nine Months Ended December 31, 2019
Balances as of March 31, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Bricoleur Note penalty shares
Common stock issued through public offering, net	-	-	-	-	-
Share based compensation & expenses, net	70	542	-	-	542
Cancellation of shares allotted	-	-	-	-	-
Investment from Bradbury Global	-	-	-	-	-
Net loss	-	-	(4,161)	-	(4,161)
Loss on foreign currency translation	-	-	-	(167)	(167)
Balances as of December 31, 2019	39,572	94,585	(62,213)	(2,586)	29,786

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2019 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended December 31,
	2019 ($)	2018 ($)
Operating activities:
Net loss	(4,161)	(2,519)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	69	44
Share based compensation and expenses, net	524	515
Inventory write off	-	650
Bad debts & creditors write back, net	-	47
Gain on settlement of Note Payable	-	(300)
Other adjustments	-	(343)

Changes in:
Accounts receivables	(73)	320
Inventory	(3,337)	(164)
Deposits and advances	(130)	(425)
Account payables accrued and other liabilities	424	(7)
Net cash used in operating activities	(6,684)	(2,182)

Investing activities:
Purchase of property, plant and equipment	(3,675)	(7)
Purchase of short-term investment	(5,063)	-
Acquisition and filing cost of patents and rights	(68)	(42)
Net cash used in investing activities	(8,806)	(49)

Financing activities:
Issuance of equity stock, net	18	29,482
Repayment of loan	-	(1,877)
Net cash provided by financing activities	18	27,605

Effects of exchange rate changes on cash and cash equivalents	(9)	1
Net increase/(decrease) in cash and cash equivalents	(15,481)	25,375
Cash and cash equivalents at the beginning of the period	25,610	1,658
Cash and cash equivalents at the end of the period	10,129	27,033

Supplementary information:
Cash paid for interest	6	12
Non-cash items:
Common stock issued/granted including ESOP, consultancy and patent acquisition	524	497
Common stock issued as a penalty on notes payable	-	18

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2019 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2019

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company”, “we,” “our” and/or “us” refer to India Globalization Capital, Inc., together with our subsidiaries and beneficially owned subsidiary. Our filings are available on www.sec.gov. The information contained on our websites, including www.igcinc.us, are not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

IGC has two lines of business: 1) Infrastructure Business; and 2) Plant and Cannabinoid Business.

The Company’s Infrastructure Business, managed from India, involves: (a) the execution of construction contracts, (b) the rental of heavy construction equipment, and (c) the purchase and resale of physical commodities used in infrastructure. The Company’s Plant and Cannabinoid Business, managed from the United States, involves: a) the development of potential new drugs, subject to applicable regulatory approvals, that use ultra-low doses of phytocannabinoids including cannabidiol (CBD), cannabigerol (CBG), and tetrahydrocannabinol (THC), among others, in combination with other compounds believed to assist in the treatment of diseases like Alzheimer’s, b) several CBD-based products and brands, in various stages of development, for sale online and through stores, c) wholesale of hemp extracts including hemp crude extract and hemp isolate, among others, d) hemp growing and processing facilities, e) white labeling of hemp-based products, f) the offering of tolling services like extraction and distillation to hemp farmers and retailers, and g) acquisitions across these business areas. The Company operates both lines of business in compliance with applicable state, national, and local laws and regulations.

Corporate Update

Through the three months ended December 31, 2019, the Company directed its resources broadly in the following areas:

●

The Company is currently executing a road building contract in Kerala, India valued at approximately $650 thousand. Through the three months ended December 31, 2019, the Company worked on execution of the contract as well as sought approval for an expansion of the contract. Effective January 24, 2020, the total value of the contract was increased to approximately $1.2 million. The Company estimates that it will take between 12 and 15 months to complete the work.

●

The Company filed an Investigative New Drug Application (INDA) with the FDA for a double-blind, placebo-controlled, 100-person trial, for its proprietary patent pending formulation based on IGC-AD1 that uses ultra-low doses of THC with other natural compounds intended to assist in the management of the care of patients suffering from Alzheimer’s disease.

●	The Company filed and continued to pursue a research and development license from the Department of Health, Medicinal Cannabis in Puerto Rico to carry out the IGC-AD1 medical trial.
●	The Company established an approximately $500 thousand facility in San Juan, Puerto Rico to house and conduct the expected trial on IGC-AD1.
●

The Company, as part of an out-reach and marketing campaign, distributed samples of Hyalolex™, the Company’s flagship product, to dispensaries in Puerto Rico. Hyalolex™ is currently available in about 40 dispensaries in Puerto Rico. During the quarter ending December 31, 2019, another batch of Hyalolex™ was also made in Puerto Rico to continue its distribution to dispensaries. We plan to collect data on messaging, use, and tolerance, among others. The Company intends to use the data received to position Hyalolex™ for a much wider state-side market, with a view towards increased sales. Among the  key insights the Company received from a data collection is that, while Hyalolex™ is currently targeted at a smaller segment of Alzheimer’s patients, feedback indicates that the product also appeals to a much larger segment of the market that is interested in using the ultra-low dose formulation in the product in a manner believed to assist in managing anxiety and sleep problems.  The Company is investigating the expansion of the scope of the Hyalolex™ market in response to this data.

 | December 31, 2019 Form 10-Q

●

The Company advanced its branding and product strategy with the development of several brands aimed at various sectors of the market. The progress includes filing trademark applications and intent to use applications; securing URLs; creating product formulations, labeling, and packaging; obtaining product insurance; securing product development teams; conducting focus groups; performing quality and taste testing; and organizing and registering limited liability companies to mitigate risk, among others. The categories of products the Company is working on, include CBD-infused seltzer called Sunday SeltzerTM; CBD-infused creams and topicals called HoliefTM; and, CBD-infused lifestyle products called HerboTM, among others, that IGC intends to bring to market in the future in compliance with applicable laws and regulations. We expect to deploy QR codes on the containers, supported by our Hyperledger-based blockchain system, that will allow customers to view, on a website, product origination; product process, including key ingredient procurement and certifications; origination of hemp and hemp extracts and their certifications, among others, intended to help assure customers of product compliance, safety, efficacy, origination, and process.

●

The Company grows, dries, and processes hemp. During the quarter ending December 31, 2019, a first test harvest, initiated in December, passed inspection by the Arizona Department of Agriculture (AZDA), with the harvest certified as legal under the United States Department of Agriculture (USDA) rules. Post drying, the harvest will be transported for further processing to our facility in the State of Washington in accordance with applicable law and regulation. Barring any unforeseen circumstances, the Company expects to continue to harvest through spring. Please refer to Item 1A. Risk Factors.

●

The Company previously announced that it contemplated a processing facility in Arizona. However, for various business reasons, the Company withdrew from building the facility in Arizona and instead has leased a Good Manufacturing Practice (GMP) compliant building, in the State of Washington, that was previously occupied by a supplement manufacturer and has commenced buildout for extraction, distillation, and production of end user products. Some of our equipment is sourced from China and the travel restrictions in China could cause delays in completing some of the installation. We expect that the facility will have three profit centers: a) production of products such as lotions, creams, oils, among others, to support our products and white labeling activity; b) extraction of hemp into crude oil, intended to support farmers in the State of Washington and Oregon; and c) distillation of crude oil into hemp extracts. We intend that the facility, upon full completion and inspection, will qualify as a GMP certified facility.

Business Organization

As of December 31, 2019, the Company had the following direct operating subsidiaries: TBL; IGCare LLC; Holi Hemp LLC; IGC Pharma LLC; and SAN Holdings, LLC, as well as Colombia-based beneficially-owned subsidiary Hamsa Biochem SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. We have employees, contract workers and advisors in the United States of America (“U.S.”), India, Colombia, and Hong Kong.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019 (“Fiscal 2019”) contained in the Company’s Form 10-K for Fiscal 2019, filed with the SEC on June 14, 2019, specifically in Note 2 to the consolidated financial statements.

Principles of consolidation

The interim statements include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the  Management, the interim statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

 | December 31, 2019 Form 10-Q

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

Management believes that the estimates and assumptions used in the preparation of the interim statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to: allowance for uncollectible accounts receivable; future obligations under employee benefit plans; the useful lives of property, plant and equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as Management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

Presentation and functional currencies

IGC operates in India, U.S., Colombia, and Hong Kong, and a substantial portion of the Company’s transactions are denominated in the Indian Rupee (“INR”), Colombian Peso (“COP”), or the Hong Kong Dollar (“HKD”). The local currency is the functional currency for the operations outside the U.S. Changes in the exchange rates between this currency and the Company’s reporting currency are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars (“USD”) at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Transaction gains and losses related to foreign exchange are recognized in the consolidated statements of operations.

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

No impairment has been recorded for the three months and nine months ended December 31, 2019 and 2018.

Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of our share of net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill on acquisition of subsidiaries would be disclosed separately. Goodwill is stated at cost less impairment losses incurred, if any. As of December 31, 2019, there was no Goodwill.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required.

 | December 31, 2019 Form 10-Q

Regarding our collection policy on commodity trading receivables, there are three types of trades: (1) payment guaranteed through letters of credit, (2) deposit or spot payment on delivery, or (3) delivery on credit. With the first type of trade: our policy for collection was to ask the customer to open a letter of credit with a bank. The typical terms of the letter of credit were that 100% of the payment was made when the material was shipped. With the second type of trade, customers paid on delivery. On the third type of trade, our policy was to allow the customer to have a payment credit term of 90-120 days. We had $154,629 of accounts receivable, net of provision, for doubtful debt of $6 thousand as of December 31, 2019.

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

Inventory consists of raw materials, finished goods and work-in-progress such as extracted crude oil, growing crops and crude oil in process. Work-in-progress also includes costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Crops are segregated into “growing crops” and “harvested crops.” Growing crops are valued at the lower of cost or market value. Direct and indirect development costs of groves, orchards and vineyards are required to be capitalized during the development period and depreciated over the estimated useful life of the particular asset. Harvested crops are measured at sales price less costs of disposal, with changes recognized in profit or loss only when the harvested crop:

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

As of December 31, 2019, the Company’s short-term investment consists of mutual funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The increase in value of mutual funds is comprised of re-invested income of approximately $63 thousand and immaterial unrealized gain during the nine months ended December 31, 2019. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer to Note 7 – Investments in Unlisted Securities, which is classified as a non-current asset.

 | December 31, 2019 Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
December 31, 2019

Cash and cash equivalents:	10,129	-	-	10,129
Total cash and cash equivalents	10,129	-	-	10,129

Investments:
-Short-term investment in mutual fund	5,063	-	-	5,063
-Investment in unlisted securities	-	-	794	794
Total Investments	5,063	-	794	5,857

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2019

Cash and cash equivalents:	25,610	-	-	25,610
Total cash and cash equivalents	25,610	-	-	25,610

Investments:
-Short-term investment in mutual fund	-	-	-	-
-Investment in unlisted securities	-	-	794	794
Total Investment	-	-	794	794

Earnings/(Loss) per Share

The computation of basic loss per share for the nine months ended December 31, 2019, excludes potentially dilutive securities of 3.41 million shares which includes share options, unvested shares granted to employees, warrants, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the three and nine months ended December 31, 2019 and 2018, used for the computation of basic earnings per share (“EPS”) is 39,571,407 and 39,543,480 and 39,356,515 and 34,034,657, respectively. Due to the loss incurred during the nine-month periods ended December 31, 2019, and December 31, 2018, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

 | December 31, 2019 Form 10-Q

Lessee

The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short- term lease expense and cash paid for the nine months ended December 31, 2019 and December 31, 2018, are $154 thousand and $111 thousand, respectively.

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

| December 31, 2019 Form 10-Q

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

NOTE 3 – INVENTORY

	(in thousands)
	As of December 31, 2019 ($)	As of March 31, 2019 ($)
Raw Materials	-	-
Work-in-Progress	3,585	248
Finished Goods	-	-
Total	3,585	248

Inventory in the form of work-in-progress as of December 31, 2019, is comprised of, but not limited to, various hemp-based extracts such as, crude oil, hemp distillate, and hemp isolate. The Company accounts all hemp extracts as work-in-progress until they are in the processing facility. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overhead and the depreciation of farming equipment.

 | December 31, 2019 Form 10-Q

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2019 ($)	As of March 31, 2019 ($)
Advances to suppliers and consultants	392	600
Other advances	162	120
Advances for Property, Plant and Equipment	893	-
Statutory advances	45	43
Prepaid expense and other current assets	82	18
Total	1574	781

The Advances to suppliers and consultants primarily relates to retainers given to attorneys and advance to suppliers in our infrastructure business. Advances for Property, Plant and Equipment include advance paid for equipment for processing facility in the State of Washington.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of December 31, 2019 ($)	As of March 31, 2019 ($)
Patent & other intangible assets at the beginning of the period	184	128
Patent acquisition and filing expenses	69	56
Amortization	(6)	-
Total	247	184

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing patents and trademarks. The amortization of patent rights is between 13 to 15 years, commencing in Fiscal 2020. The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

	(in thousands, except useful life)
	Useful Life (years)	As of December 31, 2019 ($)	As of March 31, 2019 ($)
Land	N/A	4,732	4,872
Buildings & facilities	25	2,805	1,268
Plant and machinery	5-20	2,810	1,603
Computer equipment	3	182	165
Office equipment	5	105	109
Furniture and fixtures	5	90	61
Vehicles	5	108	279
Total Gross Value		10,832	8,357
Less: Accumulated depreciation		(2,145)	(2,471)
Total Property, plant and equipment, net		8,687	5,886

 | December 31, 2019 Form 10-Q

Depreciation expense in the nine months ended December 31, 2019, and December 31, 2018, amounted to approximately $63 thousand and $44 thousand, respectively. Depreciation expense in the three months ended December 31, 2019, and December 31, 2018, amounted to approximately $22 thousand and $15 thousand, respectively. The net increase in total Property, Plant & Equipment is primarily due to the purchase of an office building, a facility for clinical trials in Puerto Rico, and set-up of hemp cultivation, product manufacturing, processing and packaging facilities, in the U.S. subsidiaries during the nine months ended December 31, 2019. The net decrease in land and accumulated depreciation is primarily due to foreign exchange translations as a result of a decline in value of Indian Rupee. For more information, please refer to Note 16 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN UNLISTED SECURITIES

	(in thousands)
	As of December 31, 2019 ($)	As of March 31, 2019 ($)
Investment in equity shares of unlisted company	21	21
Investment in MTP (i)	773	773
Total	794	794

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

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period. We concluded that, as of December 31, 2019, no impairment provision was required against the carrying value of investments.

NOTE 8 – INTENTIONALLY LEFT BLANK

NOTE 9 – CLAIMS AND ADVANCES

	(in thousands)
	As of December 31, 2019 ($)	As of March 31, 2019 ($)
Claims receivable (1)	392	404
Non-current deposits	25	18
Non-current advances (2)	451	456
Total	868	878

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala. As of December 31, 2019, the receivable is due for over one year. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that CIA will become insolvent and unable to make the payment. While the Company has initiated collection proceedings, it believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The decrease in Claims receivable was mainly due to foreign exchange translation as a result of a decline in value of Indian Rupee.

(2)	Includes a loan of $200 thousand, to one of our manufacturers, for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

 | December 31, 2019 Form 10-Q

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of December 31, 2019 ($)	As of March 31, 2019 ($)
Salaries and other contribution	216	115
Provision for expenses	192	355
Other current liability	244	39
Total	652	509

Salaries and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $3 thousand and $4 thousand as of December 31, 2019, and March 31, 2019, respectively. The increase in other current liability is due to increase in general and administrative expense payable as on December 31, 2019.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2019.

As of December 31, 2019, several law firms have filed shareholder lawsuits, including three derivative suits (two of which have been consolidated), citing, among other things, the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. During the quarter ended September 30, 2019, the Company reached a preliminary agreement to resolve all derivative suits, subject to agreement on specific final terms of settlement and approval by the court. In January 2020, the Company and the named defendant directors and officers reached agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement, and all parties executed a mutually acceptable settlement agreement. The Company anticipates the derivative plaintiffs will imminently seek court approval regarding the same. See Note 17 – Subsequent Events. The Company intends to vigorously defend all other actions. The exact amount of liability, if any, arising from such lawsuits cannot be determined at this stage. Accordingly, no provision has been made in the consolidated financial statements as of December 31, 2019. See Part II – Other Information. For the current state of the consolidated Shareholder Class Action Litigation, please refer to Note 17 - Subsequent Events.

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

NOTE 12 – SECURITIES

As of December 31, 2019, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001, and 39,571,407 shares of common stock were issued and outstanding. The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into common stock and warrants.

We have one security listed on the NYSE American: common stock, $.0001 par value (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants quoted on the OTC markets (ticker symbol: IGC.IW, CUSIP number 45408X118 expiring on March 8, 2021) to purchase common stock. The units are not listed on an exchange. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW) which effectively allows the holder to exercise the warrants into two shares of common stock.

 | December 31, 2019 Form 10-Q

NOTE 13 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services, provided in Maryland, and $6,100 per month for facilities and services provided in the State of Washington. The payment for the facilities and services provided in the State of Washington ended on December 31, 2019.

As of December 31, 2019, the Company had one secured loan of $50 thousand due to a related party through, December 31, 2019, at an annual interest rate of 15%.

NOTE 14 – STOCK-BASED COMPENSATION

During the nine months ended December 31, 2019, under the combined 2008 and renewed 2018 Omnibus Incentive Plans (“IGC ESOP Plan”), no stock options have been granted. During the nine months ended December 31, 2019, 107 thousand restricted share units, vesting over three years, have been granted as inducement shares to employees, which are not part of IGC ESOP plan.

Under the IGC ESOP Plans, as of December 31, 2019, a total of 6,432,127 shares of common stock have been issued to employees and advisors, 1,765,000 restricted share units fair valued at $667 thousand with a weighted average value of $0.38 per share, along with options held by Advisors to purchase 210,000 shares of common stock fair valued at $94 thousand with a weighted average exercise price of $0.45 per share, are granted but are to be issued over vesting period, vesting between Fiscal 2020 and Fiscal 2024.

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2020	Granted in Fiscal 2019
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.57%	0.70%
Expected volatility	249%	119.5%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors and contractors is allocated over the vesting or service period and recognized in the general and administrative expenses (including research and development). For the three months ended December 31, 2019, the Company’s share-based expense and option-based expense shown in general and administrative expenses  (including research and development) were $191 thousand and $6 thousand, respectively. For the nine months ended December 31, 2019, the Company’s share-based expense and option-based expense shown in general and administrative expenses and (including research and development) were $525 thousand and $17 thousand, respectively.

For the three months ended December 31, 2018, the share-based expense and option-based expense for employees and advisors were $13 thousand and $13 thousand, respectively, of which $13 thousand share-based expense and $13 thousand option-based expense related to general and administrative expenses (including research and development). For the nine months ended December 31, 2018, the share-based expense and option-based expense for employees and advisors were $269 thousand and $42 thousand, respectively, of which $256 thousand share-based expense and $32 thousand option-based expense related to general and administrative expenses (including research and development).

Summary of Options

	(in thousands)
	Number of Options as of December 31, 2019	Number of Options as of March 31, 2019
Opening balance	270	650
Option granted during the period	-	110
Option exercised during the period	(60)	(490)
Closing balance	210	270

 | December 31, 2019 Form 10-Q

NOTE 15 – REVENUE RECOGNITION

Revenue in the Infrastructure Business is recognized for the renting and contracting business once the performance obligation as per the agreement has been satisfied by the Company. In the Plant and Cannabinoid Business, the revenue from the cannabinoid-based products is recognized once control of the goods has been transferred to the customer and the performance obligation has been completed, which is upon shipping. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Currently the Company does not have a formal return policy and historically our returns have been immaterial. The revenue from the cannabinoid-based products and therapies like HyalolexTM is recognized once goods have been sold and shipped by the processor to its customer.

Net sales disaggregated by significant products and services for the nine months ended December 31, 2019, and the nine months ended December 31, 2018, were as follows:

	(in thousands)
	Nine Months Ended December 31,
	2019 ($)	2018 ($)
Infrastructure Business
Rental and construction contract income (1)	106	63
Purchase and resale of infrastructure commodities (2)	3,553	3,511

Plant and Cannabinoid Business
Plant and Cannabinoid products and therapies (3)	384	-
Total	4,043	3,574

(1)

Rental income consists of income from short-term rental of heavy construction equipment. Construction contract income consists of execution contracts, subcontracts for construction. There was revenue of $102 thousand from construction contracts during the nine months ended December 31, 2019, recognized pursuant to the cost-to-cost input measure.

(2)	Relates to the income from purchase and resale of physical commodities used in infrastructure.
(3)	Relates to revenue from plant and cannabinoid-based products and therapies such as HyalolexTM and hemp extracts.

NOTE 16 – SEGMENT INFORMATION

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

The Company’s CODM is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Plant and Cannabinoid Business started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: a) Infrastructure Business and b) Plant and Cannabinoid Business.

 | December 31, 2019 Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by product and service:

Product & Service

	(in thousands)
Segments	Nine months Ended December 31, 2019 ($)	Percentage of Total Revenue (%)

Infrastructure Business	3,659	91%
Plant and Cannabinoid Business	384	9%
Total	4,043	100%

Segments	Nine months Ended December 31, 2018 ($)	Percentage of Total Revenue (%)

Infrastructure Business	3,574	100%
Plant and Cannabinoid Business	-	-
Total	3,574	100%

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Nine months Ended December 31, 2019 ($)	Percentage of Total Revenue (%)

Asia	(1) India	106	3%
	(2) Hong Kong	3,553	88%
North America	U.S.	384	9%
Total		4,043	100%

		(in thousands)
Segments	Country	Nine months Ended December 31, 2018 ($)	Percentage of Total Revenue (%)

Asia	(1) India	63	2%
	(2) Hong Kong	3,511	98%
North America	U.S.	-	-
Total		3,574	100%

 | December 31, 2019 Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong and Colombia) ($)	Total as of December 31, 2019 ($)
Intangible assets, net	247	-	247
Property, plant and equipment, net	3,890	4,797	8,687
Investments in unlisted securities	773	21	794
Claims and advances	440	428	868
Total non-current assets	5,350	5,246	10,596

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2019 ($)
Intangible assets, net	184	-	184
Property, plant and equipment, net	958	4,928	5,886
Investments in unlisted securities	773	21	794
Claims and advances	440	438	878
Total non-current assets	2,355	5,387	7,742

NOTE 17 – SUBSEQUENT EVENTS

During January 2020, a total of 251,291 shares were cancelled.

The Company signed a non-binding term sheet to purchase Evolve1, Inc., a hemp-based product development company, effective January 1, 2020, for a total consideration of approximately $6 million in combination of stock and cash, out which approximately $5 million set out as a three year earn out and the remaining paid for meeting certain deliverables in the first year. Evolve had minimal revenue in 2019.

On January 7, 2020, at the Annual Meeting, the Company’s shareholders (i) elected Mr. Ram Mukunda to the Company’s Board of Directors; (ii) ratified the appointment of Manohar Chowdhry & Associates as the Company’s independent registered public accounting firm for the 2020 fiscal year; and (iii) approved the grant of 2,000,000 shares of common stock to be granted from time to time to the Company’s current and new employees, advisors, directors, and consultants.

In January 2020, the Company and the named defendant directors and officers reached agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement, and all parties executed a mutually acceptable settlement agreement. The Company anticipates the derivative plaintiffs will imminently seek court approval of the settlement.

On or around February 7, 2020 the Department of Health Medicinal Cannabis, in Puerto Rico granted the Company an research and development license to conduct the medical trial on IGC-AD1, in Puerto Rico, on patients suffering from Alzheimer’s disease.

 | December 31, 2019 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three- months and nine-months ended December 31, 2019, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 14, 2019. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue in the nine-months ended December 31, 2019, and the three and nine-months ended December 31, 2018, is from our Infrastructure Business. In the three-months ended December 31, 2019, we significantly reduced the buying and selling of construction materials in Hong Kong because of what we believe to be a slow-down in the Hong Kong economy due, in part, to widespread protests, which we expect will be temporary. The Company’s Infrastructure Business, involves:

(i)

bidding and execution of construction contracts. Our subsidiary TBL, with over 30 years of experience with infrastructure projects, recently began work on a construction project, building and modifying a road in Kerala, India. In January 2019, TBL received a construction contract for the building of a National Highway Authority of India (“NHAI”) sponsored local highway.

(ii)	short-term rental of heavy construction equipment including bulldozers, excavators, rollers and pavers, among others.
(iii)	the purchase and resale of physical commodities used in infrastructure.

Our second line of business is the Plant and Cannabinoid Business, which stems from plant material and cannabinoids produced by industrial hemp, in accordance with applicable laws and regulations. The Company’s Plant and Cannabinoid Business, managed from the United States, involves:

a)

development of potential new drugs, subject to applicable regulatory approvals, that use ultra-low doses of phytocannabinoids including cannabidiol (CBD), cannabigerol (CBG), and tetrahydrocannabinol (THC), among others, in combination with other compounds, believed to assist in the treatment of diseases like Alzheimer’s,

b)	several CBD-based products and brands, in various stages of development, for sale online and/or through stores,
c)	wholesale of hemp extracts including hemp crude extract, and hemp isolate, among others,
d)	hemp growing and processing facilities,
e)	white labeling of hemp-based products,
f)	the offering of tolling services like extraction and distillation to hemp-farmers and retailers, and
g)	acquisitions across these business areas.

Since the legal industrial hemp industry remains relatively new, during the three months ended December 31, 2019, the Company focused on setting up facilities for long-term expansion of its Plant and Cannabinoid Business. The Company filed an Investigative New Drug Application (INDA) with the FDA for a double-blind, placebo-controlled, 100-person trial, for its proprietary patent pending formulation based on IGC-AD1 and established an approximately $500 thousand facility in San Juan, Puerto Rico to conduct the trial. The Company also established an approximately $1 million facility it intends to qualify as a Good Manufacturing Practice (GMP)-certified processing facility in the State of Washington for: a) production of products such as lotions, creams, and oils, among others, to support our products and to support white labeling; b) extraction of hemp into crude oil; and c) distillation of crude oil into hemp extracts. A first test harvest, initiated in December, passed inspection by the Arizona Department of Agriculture (AZDA) with the harvest certified as legal under the United States Department of Agriculture (USDA) rules.

The Company operates both lines of business in compliance with applicable state, national, and local laws and regulations and only in locations and regions where it is legal to do so.

 | December 31, 2019 Form 10-Q

Results of Operations for the three months ended

December 31, 2019 and December 31, 2018

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended December 31, 2019, and December 31, 2018:

Statement of Operations (in thousands, unaudited)

	Three-months ended December 31,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Revenue	573	1,285	(712)	(55)%
Cost of revenue	(543)	(1,240)	697	(56)%
Gross Profit	30	45	(15)	(33)%
General and administrative expenses	(1,413)	(807)	(606)	75%
Research and development expenses	(295)	(166)	(129)	78%
Inventory write-off	-	(650)	650	(100)%
Operating loss	(1,678)	(1,578)	(100)	6%
Other income, net	75	430	(355)	(83)%
Net Loss	(1,603)	(1,148)	(455)	40%

Revenue– Revenue was primarily derived from our Infrastructure Business for the three months ended December 31, 2019, and the three months ended December 31, 2018. Revenue amounted to approximately $573 thousand and $1,285 thousand, for the three months ended December 31, 2019, and December 31, 2018, respectively, representing a decline of $712 thousand or 55%. In the three months ended December 31, 2019, sales in the Plant and Cannabinoid Business, contributed $5 thousand in revenue. In the three months ended December 31, 2019, the Infrastructure Business revenue was derived from the execution of a road building contract in Kerala, India. This value of this contract has been increased to approximately $1.2 million and that the Company estimates it will take between 12 and 15 months to complete the work. The remaining revenue was from the buying and selling of infrastructure materials, which we reduced to limit our exposure to what we believe to be a temporary slowing Hong Kong economy as a result of widespread protests. The lower revenue in the Plant and Cannabinoid Business is due to management’s focus on developing a wide array of products and the hemp growing, and manufacturing facilities.

Cost of revenue– Cost of revenue amounts to approximately $543 thousand for the three months ended December 31, 2019, compared to $1,240 thousand in the three months ended December 31, 2018, a decrease of approximately $697 thousand or 56%. This decrease in cost of revenue is attributable to decreased purchases of physical commodities.

General and administrative expenses – The General and administrative expenses consist primarily of employee-related expenses, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. General and administrative expenses increased by approximately $606 thousand or 75% to $1,413 thousand for the three months ended December 31, 2019, from $807 thousand for the three months ended December 31, 2018. Of the $606 thousand increase, legal & professional fees amounted to approximately $349 thousand. The remaining approximately $250 thousand is from employee-related expenses due to increased employee head count, as we added employees to the manufacturing and marketing teams.

Research and Development expenses - Research and Development expenses (“R&D”) were attributed to our Plant and Cannabinoid Business. The R&D expenses increased approximately $129 thousand or 78%, to $295 thousand for the three months ended December 31, 2019, compared to $166 thousand for the three months ended December 31, 2018. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including running FDA trials. All research and development costs are expensed in the quarter in which they are incurred.

Other Income, net – Other net income decreased by approximately $355 thousand or 83% during the three months ended December 31, 2019. The total other income for the three months ended December 31, 2019, and the three months ended December 31, 2018, is approximately $75 thousand and $430 thousand, respectively. In the three months ended December 31, 2019, such amount includes interest income, rental income and dividend income, net.

 | December 31, 2019 Form 10-Q

Results of Operations for the nine months ended

Statement of Operations (in thousands, unaudited)

December 31, 2019, and December 31, 2018

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the nine months ended December 31, 2019, and December 31, 2018:

	Nine-months ended December 31,
	2019 ($)	2018 ($)	Change ($)	Percent Change
Revenue	4,043	3,574	469	13%
Cost of revenue	(3,944)	(3,469)	(475)	14%
Gross Profit	99	105	(6)	(6)%
General and administrative expenses	(3,756)	(1,955)	(1,801)	92%
Research and development expenses	(764)	(445)	(319)	72%
Inventory write off	-	(650)	650	(100)%
Operating loss	(4,421)	(2,945)	(1,476)	50%
Other income, net	260	426	(166)	(39)%
Net Loss	(4,161)	(2,519)	(1,642)	65%

Revenue– Revenue is primarily derived from our Infrastructure Business for the nine months ended December 31, 2019, and the nine months ended December 31, 2018. Revenue amounted to approximately $4,043 thousand and $3,574 thousand, for the nine months ended December 31, 2019, and December 31, 2018, respectively. The increase in revenue is from an increase in the sale of infrastructure related physical commodities, execution of a road building contract, and sales in the Plant and Cannabinoid Business.

Cost of revenue– Cost of revenue is primarily from our Infrastructure Business in the nine months ended December 31, 2019, and the nine months ended December 31, 2018. Cost of Revenue amounted to approximately $3,944 thousand for the nine months ended December 31, 2019, compared to $3,469 thousand in the nine months ended December 31, 2018, an increase of approximately $475 thousand or 14%. This increase in cost of revenue is attributable to increased purchases of physical commodities, with the margins remaining stable.

General and administrative expenses – General and administrative expenses consisted primarily of employee-related expenses, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. General and administrative expenses increased by approximately $1,801 thousand or 92% to $3,756 thousand for the nine months ended December 31, 2019, from $1,955 thousand for the nine months ended December 31, 2018. The $1,801 thousand increase is attributed to legal & professional fees, which are one-time charges related to legal proceedings, of about $1,147 thousand. The remaining approximately $650 thousand increase is from increased employee head count as we added employees to the manufacturing and marketing teams.

Research and Development expenses - Research and Development expenses (“R&D”) expenses are attributed to our Plant and Cannabinoid Business. The R&D expenses increased approximately $319 thousand or 72%, to $764 thousand for the nine months ended December 31, 2019, compared to $445 thousand for the nine months ended December 31, 2018. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts including FDA trials. All research and development costs are expensed in the quarter in which they are incurred.

Other Income, net – Other income decreased by approximately $166 thousand or 39% during the nine months ended December 31, 2019. The total other income for the nine months ended December 31, 2019, and the nine months ended December 31, 2018, is approximately $260 thousand and $426 thousand, respectively. In the nine months ended December 31, 2019, such amount included interest income, rental income, dividend income, and a non-operating settlement expense.

 | December 31, 2019 Form 10-Q

Liquidity and Capital Resources

This liquidity and capital resources discussion compares the unaudited consolidated Company financials.

	(in thousands, unaudited)

	As of December 31, 2019 ($)	As of March 31, 2019 ($)	Change	Percent Change
Cash, cash equivalents and marketable securities	10,129	25,610	(15,481)	(60)%
Working capital	19,205	25,845	(6,640)	(26)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $15,481 thousand to $10,129 thousand in the nine months ended December 31, 2019, from $25,610 thousand in March 31, 2019, a decrease of approximately 60%.

The major decrease was due to investments of approximately $5,063 thousand in mutual funds, $3,675 thousand in purchase of property, plant and equipment and $3,337 thousand in inventory.

Summary of Cash flows

	(in thousands, unaudited)

	Nine months Ended December 31,
	2019	2018	Change	Percent Change
Cash used in operating activities	(6,684)	(2,182)	(4,502)	206%
Cash used in investing activities	(8,806)	(49)	(8,757)	17,871%
Cash provided by financing activities	18	27,605	(27,587)	(100)%
Effects of exchange rate changes on cash and cash equivalents	(9)	1	(10)	(1,000)%
Net decrease in cash and cash equivalents	(15,481)	25,375	(40,856)	(161)%
Cash and Cash Equivalents at the beginning of period	25,610	1,658	23,952	1,445%
Cash and cash equivalents at the end of the period	10,129	27,033	(16,904)	(63)%

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2019, was $6,684 thousand. Cash was consumed from continuing operations, with the net loss of $4,161 thousand, non-cash items totaling $593 thousand, consisting of a depreciation and amortization charge of $69 thousand and stock-based expenses totaling $524 thousand and changes in working capital accounts had a negative impact of $3,116 thousand on cash.

Net cash used in operating activities for the nine months ended December 31, 2018, was $2,182 thousand. Cash was consumed from continuing operations, with the net loss of $2,519 thousand, non-cash items totaling $613 thousand, consisting of a depreciation charge of $44 thousand, inventory write off of $650 thousand, bad debts and creditor write back, net of $47 thousand, gain on settlement of note payable of $300 thousand, other adjustments of $343 thousand, primarily related to reclassification of the receivable from Cochin International Airport from current to non-current liability and stock-based expenses totaling $515 thousand and changes in working capital accounts had an impact of $276 thousand on cash.

 | December 31, 2019 Form 10-Q

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2019, was $8,806 thousand which was comprised of approximately $3,675 thousand for purchase of office space, plant and equipment among others, $5,063 thousand for investment in a money market mutual fund and $68 thousand for the acquisition and filing of patents.

Net cash used in investing activities during the nine months ended December 31, 2018, was $49 thousand which was comprised of approximately $7 thousand for purchase of plant and equipment among others, and $42 thousand for the acquisition and filing of patents.

Financing Activities

Cash provided by financing activities of approximately $18 thousand during the nine months ended December 31, 2019, consisted of share options exercised by an advisor.

Cash provided by financing activities of approximately $27,605 thousand during the nine months ended December 31, 2018, consisted of raising funds through a public offering amounting to $29,482 thousand and repayment of loan amounting to $1,877 thousand.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, income taxes, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. There were no impactful breaches in cybersecurity in the nine months ended December 31, 2019.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 14, 2019, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, on the same annual report, for a discussion of all our critical and significant accounting policies.

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for fiscal year ended March 31, 2019, filed with the SEC on June 14, 2019.

 | December 31, 2019 Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | December 31, 2019 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2019. During the quarter ended September 30, 2019, the Company reached a preliminary agreement to resolve all derivative suits. In January 2020, the Company and the named defendant directors and officers reached agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement, and all parties executed a mutually acceptable settlement agreement. The Company anticipates the derivative plaintiffs will imminently seek court approval of the settlement. See Note 17 – Subsequent Events. Settlement is pending approval by the United States District Court for the District of Maryland. As of December 31, 2019, the Company was a party to three shareholder lawsuits, as described below.

Shareholder Class Action Litigation

Tchatchou v. India Globalization Capital, Inc. On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. IGC, Ram Mukunda, Richard Prins, and Sudhakar Shenoy were named as defendants. On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint against IGC, Mukunda, and Claudia Grimaldi, (collectively, the “Class Action Defendants”), thereby removing Prins and Shenoy as defendants. The plaintiff in Tchatchou alleges that the Class Action Defendants violated Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act and made false and misleading statements to the public by issuing a September 25, 2018, press release entitled “IGC to Enter the Hemp/CBD-Infused Energy Drink Space” and related disclosures, in which IGC announced it had “executed a distribution and partnership agreement” for the sugar-free energy drink named Nitro G, as well as through related public statements. The plaintiff in Tchatchou has not publicly disclosed the amount of damages they seek. On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case. For the current state of affairs regarding the Tchatchou Class Action Litigation, please refer to Note 17 - Subsequent Events.

On October 11, 2019, the Class Action Defendants filed a motion to dismiss the consolidated shareholder class action litigation on a number of grounds, including that the Class Action Defendants did not make any false or misleading statements or any materially false or misleading statements to the public; the Class Action Defendants did not act with any intent to deceive the public, nor did they recklessly do so; and that the Class Action Defendants’ alleged conduct did not cause any loss allegedly suffered by the class action plaintiffs. The motion to dismiss remains pending before the United States District Court for the District of Maryland, and the Company anticipates that a decision is likely to be issued during calendar 2020.

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

 | December 31, 2019 Form 10-Q

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

On January 28, 2019, the court issued a consent order staying proceedings in the Erny litigation pending resolution of a motion to dismiss (which was then yet to be filed) by the Class Action Defendants in the Tchatchou matter, described above. On May 9, 2019, Erny and Hamdan, described below, were consolidated, and the Erny litigation was designated as the lead derivative case.

On July 31, 2019, the Company and the Individual Defendants reached a preliminary agreement with the plaintiffs in the derivative suits identified herein to resolve all derivative suits, including the Erny litigation and the Hamdan and Patel matters, described below. In January 2020, the Company and the named defendant directors and officers reached agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement, and all parties executed a mutually acceptable settlement agreement. The Company anticipates the derivative plaintiffs will imminently seek court approval of the settlement. See Note 17 – Subsequent Events. Settlement is pending approval by the United States District Court for the District of Maryland. Pending settlement, the Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

Hamdan v. Mukunda, et al. On February 20, 2019, IGC shareholder Waseem Hamdan instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant. The allegations made by the plaintiff in the Hamdan litigation are substantially similar to the allegations made in Erny, and the claims against the individual director defendants are based on the same alleged transactions and/or occurrences as are the claims made in the Erny litigation. Because the claims made in Hamdan are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. On May 9, 2019, Erny and Hamdan were consolidated, with the Erny litigation, described above, designated as the lead case. As a result of the consolidation, the Hamdan litigation became subject to the January 28, 2019, order entered in the Erny litigation staying proceedings pending resolution of an anticipated motion to dismiss to be filed by the Class Action Defendants in the Tchatchou matter, described above.

The Hamdan litigation is subject to the same negotiated settlement described in Erny, above. The Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

 | December 31, 2019 Form 10-Q

Patel v. Mukunda, et al. On June 6, 2019, IGC shareholder Dimple Patel instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, Shajy Mathilakathu, and Sudhakar Shenoy (collectively, with reference to the Patel litigation, “Individual Defendants”) were named as defendants, and IGC was named as a nominal defendant. The Patel litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company). The complaint in the Patel litigation alleges that the Company should have filed suit against the Individual Defendants for breach of fiduciary duty. Specifically, the complaint alleges that the Individual Defendants “violated their duty of good faith by knowingly causing and/or recklessly allowing the Company to make false and misleading statements and/or fail[ed] to disclose that:  (i) [IGC] substantially discontinued the business that it conducted at the time it began trading on the NYSE; (ii) the Company had become engaged in ventures or promotions which have not developed to a commercial stage; (iii) cannabis-related products, including CBD-based beverages, are illegal in Malaysia; (iv) neither IGC nor Treasure Network was a licensed manufacturer of cannabis-based products in Malaysia; (v) CBD-infused Nitro G was not an approved and registered product under Malaysian law; (vi) Treasure Network, founded in 2017, was not “experienced”; (vii) Treasure Network was a distributor, not a manufacturer; (viii) at all relevant times, the Individual Defendants had the ability to exercise substantial control over Treasure Network; (ix) consequently, the Company was not an operating company for the purposes of continued trading and listing on the NYSE American; and (x) as a result, India Globalization’s public statements were materially false and misleading at all relevant times.”  Because the claims made in the Patel litigation are asserted against the individual Defendants, as opposed to the Company, the Company is merely a nominal defendant. The Patel litigation has not been consolidated with Erny and Hamdan to date.

The Patel litigation is subject to the same negotiated settlement described in Erny, above. The Company will monitor the case and proceed as appropriate under the circumstances as and if the matter progresses. The Company has retained counsel for that purpose.

Item 1A. Risk Factors

You should carefully consider the following risk factors, and the risk factors identified in the Company’s 2019 annual report on Form 10-K, filed with the SEC on June 14, 2019, the Risk Factors identified in our Form 10-Q filed with the SEC on August 9, 2019, and November 6, 201,9 for three months ended June 30, 2019, and September 30, 2019, respectively, together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

The Company incorporates by reference as if fully set forth and restated herein all Risk Factors identified in our 2019 annual report on Form 10-K, filed with the SEC on June 14, 2019 and the Risk Factors identified in our Form 10-Q filed with the SEC on August 9, 2019, and November 6, 2019, for three months ended June 30, 2019, and September 30, 2019, respectively. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us. The additional risk factors have been mentioned below:

The farming of hemp is inherently risky, and failed crops can impact our balance sheet and profitability.

As the Farm Bill, legalizing hemp, became effective in 2019, legal hemp farming is relatively new in the United States and few farmers have developed the requisite experience to grow, dry, and store hemp. There are many factors that contribute to crop failure including: picking the right seeds that can be germinated in a particular climate and soil condition, appropriate plant nutrition, pest control, and weather and hours of sunshine, among others.

Unlike other plants, growing hemp also involves growing a flower that will test at THC levels that are below legal levels of 0.3% THC. Therefore, if plants that are cultivated grow to levels of THC that are higher than the legal limit (“hot” plant), 1% for example, they will fail the state testing protocols and, in many cases, cannot be transported across state borders and will have to be destroyed. In Arizona, where we cultivate hemp, while our plants passed inspection, across the entire hemp farming industry, approximately 40% of the crops failed inspection this past season. In addition, the flowers of a hemp plant, unfortunately, look like those of the marijuana plant and attract thieves that believe it is marijuana and steal them. The plants that are harvested must be dried to a particular moisture level, in order to be stored, or they could develop mold. While many farmers grow plants all over the west coast, the support infrastructure to manage the yield and dry hemp plants did not exist before the onset of winter. Therefore, growing hemp involves forethought and management of the entire chain of growing, drying, testing, transportation, and processing. This past season, no plant insurance was available; however, we anticipate that this will change. While, we have taken many precautions to avert potential problems, we cannot guarantee that all or a portion of our plants will not be hot, stolen, or destroyed by extreme weather, among other risks, any of which could adversely impact our balance sheet and profitability.

 | December 31, 2019 Form 10-Q

The installation and delivery of equipment ordered from China may be delayed as a result of shipping restrictions imposed due to coronavirus and may impact our production and business adversely.

The Company ordered equipment from China for the processing of hemp. Upon delivery of the equipment, the Chinese manufacturer is contracted to travel to the U.S. in order to help commission and certify the equipment. However, due to the recent outbreak of the coronavirus, shipping and travel restrictions imposed to contain the epidemic and avoid further transmission have resulted in delays and may result in delay in the shipping of the equipment. As we cannot predict how long these restrictions will be in place, the delay in shipping equipment, and the delay in Chinese engineers traveling to the U.S., would adversely impact the production of our products and the provision of services to other farmers, customers and Company products. This may also result in other market entrants obtaining a first mover advantage and may adversely impact our revenue in the Plant and Cannabinoid Business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

 | December 31, 2019 Form 10-Q

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	Aug 6, 2012
3.2	By-laws.	S-1	3.2	Feb 14, 2006
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

 * Filed herewith.

** Furnished herewith.

 | December 31, 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 10, 2020	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2020	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | December 31, 2019 Form 10-Q