Form 10-K
period 2020-03-31
India Globalization Capital, Inc.
filed 2020-07-13
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended March 31, 2020.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its Internal Control Over Financial Reporting under section 404 (b) of the Sarbanes-Oxley by the registered public accounting firm that prepared or issued its annual report.

☐  Yes  ☑  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☑  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $34,794,540. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

41,186,130 shares of our common stock were outstanding as of June 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This report and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements. In this report and the documents incorporated by reference, we discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections. Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements. We intend that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●     the impact of the COVID-19 pandemic on our results of operations including the delay in our ability to launch certain projects.

●     our ability to successfully register trademarks and patents, create and market new products and services, including but not limited to trading in Hong Kong and other parts of South Asia, contract for infrastructure projects and rental of equipment in India, and achieve customer acceptance in the industries we serve;

●     current and future economic and political conditions, including but not limited to Hong Kong, North America, Colombia, and India; and our ability to accurately predict the future demand for our products and services;

●     our ability to successfully launch our hemp-based products in countries and states where hemp and hemp products are legal;

●     our ability to maintain listing on a national exchange;

●     our ability to obtain FDA approval for an Investigational New Drug Application (INDA) and run medical trials;

●     the outcome of medical trials that are conducted on our drug candidates and products;

●     competition in using phytocannabinoids for alternative, pharmaceutical, and nutraceutical therapies;

●     our ability to effectively compete and our dependence on market acceptance of our brands and products;

●     federal and state legislation; and administrative policy regulating phytocannabinoids;

●     our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical grade phytocannabinoids;

●     our ability to obtain and protect patents for the use of phytocannabinoids in our formulations;

●     our ability to obtain and install equipment from China, for processing and manufacturing hemp and hemp products.

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

This document contains statements and claims that are not approved by the U.S. Food & Drug Administration (“FDA”), including statements on hemp and hemp extracts, including cannabidiol and other cannabinoids. These statements and claims are intended to be in compliance with state laws, specifically in states where medical cannabis has been legalized, and the diseases which we anticipate our products will target are approved conditions for treatment or usage with cannabis/cannabinoids.

PART I

Unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with the subsidiaries identified in Exhibit 21.1 of this Annual Report on Form 10-K. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report.

ITEM 1. BUSINESS

Company Segments

We operate through two segments, Infrastructure and Life Sciences. The Infrastructure segment, based in India involves, the execution of construction projects, the purchase and resale of physical commodities used in infrastructure, and the rental of heavy construction equipment. Our revenue in Fiscal 2020 was primarily derived from this segment. The Life Sciences segment, previously referred to as the Plant and Cannabinoid Business, is based in the United States (“U.S.”) and Colombia South America. It includes a biotech component, and a vertically integrated hemp-cannabinoid based healthcare and wellness business.

The Company operates through several subsidiaries and in Fiscal 2020 worked on bringing several brands to market. We are a Maryland corporation established in 2005 with a fiscal year that is the 52- or 53-week period that ends on March 31.

Company Background

At IGC we are dedicated to pioneering the future of pharmaceuticals and wellness products through groundbreaking, innovative research in cannabinoid and hemp sciences. Devastating diseases such as Alzheimer’s, Parkinson’s, Epilepsy, and chronic pain collectively affect over a billion people worldwide. We believe life-altering solutions are within the reach of the current generation by applying creative concepts, dedicated study, a passion for community, and wellness empowerment, to cutting edge research, technology, and product development.

We believe that wellness and access to affordable, naturally derived therapies, and efficacious products and medicines is a human right and that hemp derived cannabinoids are a significantly viable alternative to many current medications. Hemp itself is an impressively sustainable plant, and early anecdotal evidence suggests cannabinoid and hemp sciences may open doors to novel solutions for numerous diseases currently believed to be without a cure or without significant treatment options.

At IGC we resolve to not only create and make available cannabinoid-based formulations, but to work towards changing current stigmas around hemp so that these medicines can be made available to the people who need them most. Since 2014, our team has been committed to researching the application of cannabinoids in combination with other compounds to address various ailments, using our research to develop intellectual property, formulations, and multiple wellness and lifestyle brands. In Fiscal 2020, we were awarded a patent for our novel cannabinoid-based formulation addressing cachexia and eating disorders in humans. This followed our Fiscal 2019 award of a patent for our formulation addressing pain. Since 2014, the Company has also filed eight other patents to address various diseases such as seizures, eating disorders, fatigue, and stammering, among others.

In Fiscal 2020, we filed an Investigative New Drug Application (“INDA”) with the FDA for a double-blind, placebo-controlled, 100-person trial for treating patients suffering from Alzheimer’s disease with our patent pending cannabinoid formulation Hyalolex™ Drops of Clarity™. In the long term we hope our efforts in cannabinoid-based Life Sciences segment lead to affordable, yet powerful, medications that can change lives; elevating, and empowering the wellbeing of the communities we serve.

Our efforts since 2014, combined with the legalization of hemp through the 2018 Farm Bill, have created potentially large opportunities in hemp and cannabinoid science, which we intend to capture by creating a vertically integrated company. In order to ensure trustworthy products of the highest quality, in Fiscal 2020 we took steps to internalize processes including growing  hemp from which our cannabinoids are derived and setting up a processing facility that we expect will be operational in Fiscal 2021. Additionally, we established a new production facility where we can make legal, hemp-based, cannabinoid-infused, products. These products are expected to be sold under several of our brands.

Patent Activity

As part of our intellectual property strategy, we seek appropriate patent protection for applicable product candidates, drug delivery systems, and molecular modifications, as well as other proprietary technologies and their uses, by filing patent applications in the U.S. and select other countries. We intend for these patent applications to cover, where possible, claims for medical uses, processes for preparation, and processes for delivery and formulations. We have also applied for approximately 26 trademarks under various classes.

The Company holds all rights to the patents that have been filed by us with the USPTO. In Fiscal 2017, the Company also acquired exclusive rights to the data and the patent filing from University of South Florida (“USF”). Although the Company believes the registration of patents is an important part of its business strategy and its success depends in part on such registration, the Company cannot guarantee that such patent filings will result in a successful registration with the United States Patent and Trademark office (“USPTO”). Please see Item 1A, Risk Factors- “We may not successfully register the provisional patents with the USPTO”.

The table below provides a status of our patent filings:

Formulation	Indication	Provisional Filing	PCT Filing	Status
IGC-501	Pain	09/16/14	09/16/15	Patent issued on 11/06/2018 (#10,117,891)
IGC-502	Seizures	01/25/15	01/14/16	Pending
IGC-503	Seizures	04/01/15	03/25/16	Pending
IGC-504	Eating Disorders	08/12/15	08/11/16	Patent issued on 03/24/2020 (#10,596,159 B2)
IGC-505	Seizures	06/15/16	06/15/16	Pending
IGC-506	Eating Disorders	02/28/17	02/27/18	Pending
IGC-507 IGC-AD1	Alzheimer’s Disease	07/30/15	Anticipated in Fiscal 2021	Pending
IGC-508	CNS Disorders	3/29/18	03/29/19	Pending
IGC-509	Fatigue and energy restoration	10/4/18	10/04/19	Pending
IGC-510	Stammering, Tourette’s syndrome	5/23/19	Anticipated in Fiscal 2021	Pending

Products & Services

Infrastructure segment

We have been operating the Infrastructure segment since 2008 and our revenue in Fiscal 2020 was primarily derived from this segment:

a)    Execution of Construction Contracts – The Company is executing a road building contract in Kerala, India valued initially at approximately $0.6 million. Throughout Fiscal 2020, the Company worked on execution of the contract as well as sought approval for an expansion of the contract. The total value of the contract was increased to approximately $1.1 million. The Company estimates that it will take between 12 and 15 months to complete the work. Work on this project has been temporarily suspended due to COVID-19. We expect to re-start the project in the second quarter of Fiscal 2021.

b)    Purchase and Resale of Physical Commodities Used in Infrastructure – This business line includes the purchase and resale of infrastructure materials including steel, wooden doors, marble, and tiles, among others. This work has been adversely affected due to COVID-19.

c)    Rental of Heavy Construction Equipment – We own heavy construction equipment such as motor grader, transit mixers and rollers, that we rent to construction contractors. This business is seasonal and had minimal revenue during Fiscal 2020.

Life Sciences segment

This segment is a) dedicated to research on cannabinoids and their efficacy on diseases and ailments, and b) the creation, marketing, and sales of cannabinoid-based wellness and lifestyle brands.

In Fiscal 2020, we advanced the development of several brands, building out our “house of brands” that we intend to market online and through retail stores in accordance with applicable laws and regulations. We are enthusiastic about the potential of these concepts to address various segments of the growing cannabinoid wellness and lifestyle product market. In Fiscal 2020, the Company generated $411 thousand revenue from its Life Sciences segment, however COVID-19 has forced the Company to delay the launch of some of the brands and products. In Fiscal 2020 the Company, in response to the COVID-19 pandemic, adapted its manufacturing facility to include FDA-registered alcohol-based hand sanitizers, which go on sale in Fiscal 2021. The Company’s hand sanitizer products are available under the brands: Hyalolex™ and Camas Naturals™.

Hyalolex™

In Fiscal 2020, we expanded the Hyalolex™ brand from the original formulation of Hyalolex™ Drops of Clarity™ , to include CBD infused tinctures, intended as aids for sleep disorders, stress, and other ailments, as well as offering traditional and hemp-infused hand sanitizers. Hyalolex™ Drops of Clarity™, which remains our flagship product, is not an FDA-approved pharmaceutical drug. It is currently sold in Puerto Rico through dispensaries.

The name Hyalolex™, is based on the Greek roots “hyalo” which can be interpreted as clarity, being clear or glass-like, and “lex” referring to reading or words, respectively.

The original formulation of Hyalolex™ Drops of Clarity™ is based on work that was done at USF that filed a patent that we acquired and continued to pursue by responding to queries by the USPTO in Fiscal 2020. The research performed by USF indicated that in Alzheimer’s cell lines, Alzheimer’s animal models, and in some human studies, the active ingredients in Hyalolex™ Drops of Clarity™, may effectively alleviate many of the symptoms associated with Alzheimer’s. The research and cell data indicated a reduction in the aggregation of ® amyloid protein (“A® protein”) that deposits senile plaque between neurons, leading to interference with intra-neuronal signaling1. The research also showed a reduction in Neurofibrillary Tangles (“NFTs”) by reducing the hyperphosphorylation of microtubule-associated protein Tau that leads to neuronal death.

Plaques and NFTs are the hallmarks of Alzheimer’s. Patients with Alzheimer’s disease may suffer from a variety of Behavioral and Psychological Symptoms of Dementia (“BPSD”) including anxiety, agitation, dementia, depression, and sleep disorder, among others. These symptoms often result in hard-to-manage patients and caregiver distress. Application of our formulation in animal studies using transgenic Alzheimer’s mice (mice with Alzheimer’s) showed an improvement in memory. These exciting results led our team to create Hyalolex™ Drops of Clarity™ as an oral formulation. As a next step, in Fiscal 2020, the Company filed an INDA with the FDA for a phase II double-blind, placebo-controlled, 100-person trial, for the formulation. The trial will study the efficacy of the formulation on BPSD in patients suffering from Alzheimer’s. The site for the Phase II study is expected to be Puerto Rico, where we purchased space in a hospital building for running the trial.

In order to assist with the global response to the COVID-19 pandemic, we created several formulations of hand sanitizers, compliant with the recommendations of the World Health Organization (“WHO”) and the Center for Disease Control (“CDC”) guidelines. Our facility in Vancouver is registered with the FDA as are most of our hand sanitizer formulations. Our liquid WHO formulations are hand rubs that can be used in hospitals and by first responders, while our gel formulations, infused with one or more ingredients including zinc oxide, hemp oil, lavender oil, lemon oil and Aloe Vera, are for commercial use.

In Fiscal 2020, we reported no revenue from hand sanitizers, as they went on sale in April 2020. HyalolexTM brand hand sanitizers are currently available for purchase online at www.hyalolexhandsanitizer.com.

Holi Hemp™

In Fiscal 2020, we prepared our production facility to offer extraction, distillation, tolling, and white labeling services under the brand of Holi Hemp™. However, due to COVID-19, we were unable to complete the commissioning of all the equipment. We expect that when the equipment is commissioned, we will be vertically integrated in the hemp industry, where we can control the growing, processing and production of products. We expect that the facility will also allow us to offer services such as extraction and distillation of biomass to hemp farmers.

1 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC2813509/

Update on previously announced products

Natrinol™, previously named as a product for Pain, has been folded into the Holief™ brand. The Company’s work on Serosapse™, previously named as a product for Parkinson's, has been put on hold as we work on other products and brands. NO3A™, initially targeting the beverage industry, has been folded into Sunday Seltzer™.

Business Strategy

Our strategy for the Infrastructure segment is to invest in and competitively bid on construction contracts, for example to build roads, bridges, and other civil works in Kerala India, and to opportunistically buy and sell infrastructure and other commodities. The Company currently lacks visibility into this business because the COVID-19 pandemic and stay-at-home / shelter in place orders have slowed down this industry.

We view our desire to be vertically integrated in the hemp industry as providing us with several profit opportunities that we expect to focus on in Fiscal 2021:

1) sale of branded products, under the Herbo™, Hyalolex™, Camas Naturals™, Holief™ and Sunday Seltzer™ product lines, among others;

2) white labeling of products such as lotions, creams, oils, for other brands;

3) wholesale of hemp extracts including hemp crude extract and hemp isolate, among others;

4) processing of hemp biomass and crude oil for farmers in the Northwest U.S. and Canada; and

5) sale of hand sanitizers.

Though the biotech part of our Life Sciences strategy will take longer for investors to see results, and carries more risk, this sector provides significantly greater defensible growth potential. Tackling a disease like Alzheimer’s with cannabinoids may seem to be a bold endeavor, but we believe the evidence we have developed and obtained is compelling and merits exhaustive investigation and research. We are dedicated to the cause, having filed patents, and an INDA with the FDA, as well as having established a trial center under contract with a team of experts in the field. Our approach is to look at the efficacy for BPSD first, and, if successful turn our attention to the hallmarks of Alzheimer’s: plaques and tangles.

We also believe that the ongoing and expanded investment in clinical trials, Research and Development (“R&D”), facilities, marketing and advertising, as well and the acquisition of products and businesses supporting our Life Sciences segment, is critical to the development and delivery of innovative products and best in class patient and customer experience. Part of our strategy is to leverage our R&D and our intellectual property, to develop products that are well differentiated and backed by science through planned pre-clinical and clinical trials. We believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, in turn may offer positive results for the treatment of certain conditions, symptoms and/or side effects.

Fiscal 2020 Highlights

•     The Company is executing a road building contract in Kerala, India valued initially at approximately $0.6 million. Throughout Fiscal 2020, the Company worked on execution of the contract as well as sought approval for an expansion of the contract. The total value of the contract was increased to approximately $1.1 million. The Company estimates that it will take between 12 and 15 months to complete the work. Work on this project has been temporarily suspended due to COVID-19. We expect to re-start the project in second quarter of Fiscal 2021.

•     The Company filed an INDA with the FDA for a double-blind, placebo-controlled, 100-person trial, for its proprietary patent pending formulation based on IGC-AD1 that uses ultra-low doses of tetrahydrocannabinol (“THC”) with other natural compounds intended to assist in the management of the care of patients suffering from Alzheimer’s disease.

•     IGC filed a provisional patent, IGC 510, Compositions and Methods using CBD for treating stammering and symptoms of Tourette syndrome with the USPTO.

•     The Company established an approximately $0.5 million facility in San Juan, Puerto Rico to house and conduct trials.

•     As part of an out-reach and marketing campaign, we distributed samples of Hyalolex™ Drops of Clarity™, to dispensaries in Puerto Rico. The formulation is currently available in about 51 dispensaries in Puerto Rico. While this is a small market penetration, it allows us to collect data. Based on feedback received from customers and dispensaries in Puerto Rico, the Company has expanded the scope of the Hyalolex™ formulation to potentially target other ailments, such as anxiety and sleep disorders, and has introduced a line of products including tinctures, among others. These will all be branded under Hyalolex™, with the original formulation branded as Hyalolex™ Drops of Clarity™. Post COVID-19 based stay-in-place restrictions we expect to manufacture and distribute these products initially in Puerto Rico and subsequently online and in other states.

•     In Fiscal 2020 the Company in response to the COVID-19 pandemic adapted its manufacturing facility to include FDA-registered alcohol-based hand sanitizers, which go on sale in Fiscal 2021.

•     The Company advanced its branding and product strategy with the development of several brands aimed at various sectors of the market. The progress includes filing trademark applications and intent to use applications; securing URLs; creating product formulations, labelling, and packaging; obtaining product insurance; securing product development teams; conducting focus groups; performing quality and taste testing; and organizing and registering limited liability companies to mitigate risk, among others.

•     The Company grows hemp in Arizona. The crop has passed inspection by the Arizona Department of Agriculture (“AZDA”) and has been certified as legal by AZDA. However, the harvest is delayed due to of the difficulty in finding workers because of the social distancing rules brought on by COVID-19.

•     We prepared our facilities in Washington for the dual purpose of manufacturing finished products as well as for extraction and distillation. Most of our hemp processing and distillation equipment is sourced from China. Currently, due to COVID-19 the commissioning and certification of the equipment is delayed as the technicians are unable to travel from China to the U.S.

•     On February 15, 2020, the Company signed a Share Subscription Agreement (“SSA”) with Evolve I, to acquire 20% of Evolve I. As of March 31, 2020, the Company has not completed its due diligence.

•     IGC recently received notification that on March 24, 2020, the USPTO issued a method and composition patent (#10,596,159 B2) for the Company’s cannabinoid formulation for the treatment of cachexia and eating disorders in humans and veterinary animals. IGC filed this application for its IGC-504 formulation (#15/751,901) on August 11, 2016.

Markets and Distribution

Infrastructure segment

The state of Kerala and the National Highway Authority of India publish Request for Proposals (RFP) with a Statement of Work (SOW) for the building of various infrastructure projects such as roads, bridges, by-passes, etc. In Fiscal 2020, we focused on executing a construction project in the state of Kerala. We also purchase and resell physical commodities that are used in the construction business by constructions companies. In addition, we maintain a small fleet of heavy construction equipment in Kerala consisting of motor grader, transit mixers and rollers, etc., that is leased out to construction companies. In Fiscal 2020, we have a total of 5 customers and 3 suppliers of infrastructure materials, which account for over 10% of sales and cost of sales. For the level of business, and the value of each trade, we believe that the number of customers we have does not constitute inordinate customer risk. However, there has been a marked disruption of the Hong Kong economy which combined with the impact of COVID-19 on our operations is reflected in reduced revenue and increased expenses in our infrastructure business in last quarter of Fiscal 2020. The total revenue from our Infrastructure Business is less than 1% of the global revenue of the rental, construction, and infrastructure commodities markets.

Life Sciences segments

Our brands are designed to address different demographics and segments of the market. For example, Sunday Seltzer™ addresses the infused seltzer market. Herbo™ addresses the spa and wellness market. Holief™ addresses the pain market. Hyalolex™ began as a single product brand and now has several products that address specific conditions and diseases and in Fiscal 2020, the original Hyalolex™ formulation, now known as Hyalolex™ Drops of Clarity™, was available through licensed dispensaries in Puerto Rico.

The Company filed an INDA with the FDA for a double-blind, placebo-controlled, 100-person trial, for its proprietary patent pending formulation based on IGC-AD1 that uses ultra-low doses of THC with other natural compounds intended to assist in the management of the care of patients suffering from Alzheimer’s disease.

In Fiscal 2020, we have one supplier of raw materials and no customers, which accounts for over 10% of sales and cost of sales. In Fiscal 2020, our suppliers are companies based in the U.S. and Hong Kong. Since the legal hemp industry in the U.S. is new, we neither have a major supplier nor dependence on a major customer. The COVID-19 pandemic has and might continue to affect our operations and that could be reflected in reduced revenue and increased costs in our Life Sciences segment. Revenue from our Life Sciences is less than 1% based on revenue of global markets.

Overall U.S. sales of cannabis and hemp-derived CBD products are expected to increase from $1.9 billion in 2018 to $20 billion by 2024, a compound annual growth rate (“CAGR”) of 49%. When combined with THC products, the CBD market is expected to create a total market of $45 billion for cannabinoids by 20242. The global CBD skin care market size was valued at $234.1 million in 2018 and is expected to expand at a CAGR of 32.9% from 2019 to 20253. Overall revenue in the Skin Care segment amounts to about $18 billion in the U.S. in 20204. The market is expected to grow annually by 3.5% (CAGR 2020-2023). The market is primarily driven by growing awareness with respect to the benefits of CBD infused personal care products. The U.S. Cannabis infused drink market is also expected to reach $1.4 billion by 2024.5

Further, it is estimated that 535,000 acres of land was licensed for hemp production in the U.S. in 2019, leading to an estimate of between 96 and 120 million pounds of CBD rich hemp biomass suitable for extraction.6

Business Seasonality

The Company has historically experienced seasonality in the Infrastructure segment based on low work in construction during the monsoon season. As most of the harvest in America occurs in the fall, there tends to be pricing pressure based on the volume of hemp biomass being harvested.

2 https://bdsa.com/u-s-cbd-market-anticipated-to-reach-20-billion-in-sales-by-2024/

3 https://www.grandviewresearch.com/industry-analysis/cbd-skin-care-market?utm_source=prnewswire.com&utm_medium=referral&utm_campaign=PRN_Aug29_cbdskincare_CMFE_RD2&utm_content=Content

4 https://www.statista.com/outlook/70020000/109/skin-care/united-states

5 https://www.cannabisbusinesstimes.com/article/us-cannabis-drinks-market-2024/

6 U.S. Wholesale Hemp Price Benchmarks

Research and Development

Our success is based on our ability to innovate and bring unique products to market that address specific needs. We spent about $1 million and $1.3 million in Fiscal 2020 and Fiscal 2019, respectively. In Fiscal 2020 our R&D included products such as Sunday Seltzer™, FDA trials for Hyalolex™ Drops of Clarity™ and several new products for pain, among others. We expect to spend resources on R&D as we conduct research on the benefits of various cannabinoids.

Competition

Some of the markets for the Company’s products and services are highly competitive, and some are not, as described below:

1. Infrastructure segment: This business is currently limited to India and Hong Kong. The infrastructure industry is highly competitive, and we believe our differentiation is based primarily on price and industry knowledge of construction and commodity requirements for infrastructure projects in the areas in which we operate.

2. Life Sciences segment: We are focused on developing affordable FDA approved medical products that can help individuals suffering from debilitating disease like Alzheimer’s and chronic pain, among others. We believe our differentiation from our competitors, for example, in the use of phytocannabinoids for the treatment of Alzheimer’s, is based primarily on our data, patent filings, and experienced team, offering us an early-mover advantage. We face competition from well-funded seasoned companies.

On the healthcare and wellness side, we face competition from companies that are better established in wholesale products such as hemp crude extract, hemp isolate and services such as white labelling and tolling. On the product side we face competition from companies in the food, beverage, and skin care industries. It is unclear how the FDA guidance and ruling on CBD-infused food products, when it is released, will impact the market.

Regulatory

Despite the passage of the 2018 Farm Bill, the FDA has not set out guidance or rules on the infusion of CBD into food and beverage products. While this has and continues to create a complicated framework within which we navigate, we anticipate that when such rules are set out, the demand for CBD will increase as major food and beverage manufacturers will enter the market.

Core business competencies and advantages

Our core competencies include the following:

•     a network of doctors, PhDs, and intellectual property legal experts that have a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection, and product formulation;

•     knowledge of various cannabinoid strains, their phytocannabinoid profile, extraction methodology, and impact on various pathways;

•     knowledge of plant and cannabinoid-based combination therapies;

•     knowledge of research and development in the field;

•     patent IGC-501 and IGC-504 for treatment of pain and treatment of cachexia and eating disorders in humans and veterinary animals, respectively; and

•     a team with experience in manufacturing, marketing, and selling cannabinoid products.

 Licenses, Technology and Cybersecurity

We have intellectual property attorneys that advise, counsel, and represent the Company regarding the filing of patents or provisional patent applications, copyrights applications and trademark applications; trade secret laws of general applicability; employee confidentiality and invention assignment. Most of our data, including our accounting data, is stored in the cloud that helps us mitigate the overall risk of losing data. We have a cybersecurity policy in place and are in the process of implementing tighter cybersecurity measures to safeguard against hackers. The Company holds all rights to the patents that have been filed by us with the USPTO.

The table below summarizes the nature of activity, type of license required and held, and encumbrances in obtaining permits for each location where the company operated through its subsidiaries in Fiscal 2020:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
U.S.	Life Sciences products and General Management	General business. License to grow and transport hemp. Industrial Alcohol User Permit Clinical Trials	General business licenses. License to grow and transport hemp. Industrial Alcohol User Permit Clinical Trials	None.
India	Infrastructure Contract, Rental of heavy equipment and land	General business license	Business registrations with tax authorities in various states in India	None.
Hong Kong	Purchase and Resale of physical commodities	General business license	General business license	None.

Governmental Regulations

In the U.S. we are subject to oversight and regulations, for some or all of our activities, by the following agencies: SEC, state regulators, NYSE, FTC, and the FDA. The cannabis plant consists of several strains or varieties. Hemp and Marijuana are both cannabis plants. Under the 2018 Farm Bill, Hemp is classified as a cannabis plant that has THC below 0.3% by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight.

Marijuana remains illegal under federal law, including in those states in which the use of marijuana has been legalized for medical and or recreational use. On the other hand, on December 12, 2018, the Senate and the House approved the 2018 Farm Bill that the President signed into law. It contains provisions that make industrial hemp legal. Although, effective January 1, 2019, hemp is legal at the federal level, most states have created licensing and testing processes for the growing, processing, and sale of hemp and hemp-derived products.

For our business we must apply for licenses in states where we desire to grow and process hemp. For example, in the state of Arizona, where we grow hemp, we are required to apply for licenses and register with the state the geo-location of all our operations, including the land on which hemp is grown and the facilitates where hemp will be processed. These regulations are evolving, differ from jurisdiction to jurisdiction, and are subject to change.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern the research, development, testing, manufacturing, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and importing and exporting of pharmaceutical products, among other things. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending New Drug Applications (“NDA”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an Investigational New Drug (“IND”), which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended, or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of FDA premarket approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, and formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (“USDA’s”) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with Good Clinical Practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, for Fiscal 2020 $2,942,965, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees, for Fiscal 2020 $325,424.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity (“NME”).

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

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two to six months depending on the type of information included.

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

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent the claims of which cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

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

Employees and Consultants

As of March 31, 2020, we employed a team of approximately 50 full-time employees in our two segments. We also have contract workers and advisors in the U.S., India, Colombia, and Hong Kong.

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

IGC maintains several Internet addresses including www.igcinc.us, www.holihemp.com, www.hyalolex.com and www.herbo.com, among others. These, including our Twitter @IGCIR and other social media contain information about IGC and our products on these websites from time to time, as we plan to provide updates on the company, announcements regarding relevant research findings and patent approval, and other important information as we grow and expand. Website and social media references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information available through, or contained on, the websites and in social media. Therefore, such information should not be considered part of this report. The Company’s filings with the SEC are accessible on SEC’s website, www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with all other information included in this report in evaluating the Company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

Risks Related to Our Business and Expansion Strategy

Our cannabinoid strategy makes it difficult to find, retain, and attract management.

The environment in which we work is heavily regulated, and while we have experience in regulated industries, it is also heavily scrutinized. This regulatory scrutiny takes a toll on management and makes it very difficult to attract and retain talent. Management spends a great deal of time and money explaining and justifying actions, strategy, and business plans to regulators. A myriad of complex factors including regulations regarding money laundering, inter-state commerce, DOJ, FDA, NYSE, SEC, FTC, and state laws, among others, affect every decision. Navigating this complex set of regulatory landmines and staying focused on generating shareholder value is an arduous task and there can be no assurance that we will be successful in steering clear of all the potential issues, any of which could adversely impact the stock price or lead to delisting from the NYSE American.

Our cannabinoid strategy makes it difficult to raise money as a public company.

Despite having no direct involvement in selling THC, the Company is often incorrectly classified as a “cannabis company” or a “marijuana company”, with all the nuances that accompany that label, including being blacklisted by banks, investments banks, and by the largest stock clearing services company. Due to the near-monopoly nature of some of these institutions, such as clearing houses, it makes it very difficult for the Company to raise money, deposit share certificates, or even have investment banking relationships. As we cannot control how others perceive us, there can be no assurance that we will be able to raise enough capital for our planned expansion.

The Company depends on the performance of carriers, wholesalers, retailers, and other resellers.

The Company distributes its products through wholesalers, retailers, and resellers, many of whom may distribute products from competing manufacturers. The Company also intends to sell its products and resells third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and other customers through its retail and online stores and its direct sales force. The Company intends to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, and improving product placement displays. These programs can require a substantial investment while not assuring return or incremental sales. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all of the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

 Our revenue decreased and we have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

Our revenue declined from Fiscal 2019 to Fiscal 2020. Our short-term focus is to gain market share for our Life Sciences segment. However, we have had a history of operating losses. For Fiscal 2020 and Fiscal 2019, we had a net loss of almost $7.3 million and $4.1 million, respectively. Accordingly, there can be no guarantee that our efforts will be successful. If we continue to have losses, we will be required to seek additional financing. No assurance can be given that we can raise any such financing and such financing could be dilutive to our shareholders.

We expect to acquire companies, and we are subject to evolving and often expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements, and comply with them with regard to acquired companies, some of which may be non-reporting entities, or the failure or circumvention of our controls and procedures could seriously harm our business and affect our status as a reporting company listed on a national securities exchange.

As a public reporting company whose shares are listed for trading on the NYSE American, we are subject to various regulations. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly regarding our disclosure on controls and procedures and our internal control over financial reporting. As we have made and continue to make acquisitions in foreign countries, our internal controls and procedures may not be able to prevent errors or fraud in the future. We cannot guarantee that we can establish internal controls over financial reporting immediately on companies that we acquire. Thus, faulty judgments, simple errors or mistakes, or the failure of our personnel to enforce controls over acquired companies or to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of our control systems are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our ability to continue as a reporting company listed on a national securities exchange.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management, and which ultimately may not be successful.

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

•      disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;

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

•      entering a long-term relationship with a partner that proves to be unreliable or counterproductive;

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials, similar to the experience of several other companies in the pharmaceutical and biotechnology industries. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from clinical trials for product candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, and/or our reputation in the industry and in the investment community might be significantly damaged. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

The farming of hemp is inherently risky, and failed crops can impact our balance sheet and profitability.

As the Farm Bill, legalizing hemp, became effective in 2019, legal hemp farming is relatively new in the U.S. and few farmers have developed the requisite experience to grow, dry, and store hemp. There are many factors that contribute to crop failure including: picking the right seeds that can be germinated in a particular climate and soil condition, appropriate plant nutrition, pest control, and weather and hours of sunshine, among others.

Unlike other plants, growing hemp also involves growing a flower that will test at THC levels that are below legal levels of 0.3% THC by dry weight. Therefore, if plants that are cultivated grow to levels of THC that are higher than the legal limit (“hot” plant), 1% for example, they will fail the state testing protocols and, in many cases, cannot be transported across state borders and will have to be destroyed. In Arizona, where we cultivate hemp, while our plants passed inspection, across the entire hemp farming industry, approximately 40% of the crops failed inspection this past season. In addition, the flowers of a hemp plant, unfortunately, look like those of the marijuana plant and attract thieves that believe it is marijuana and steal them. The plants that are harvested must be dried to a particular moisture level, in order to be stored, or they could develop mold. While many farmers grow plants all over the west coast, the support infrastructure to manage the yield and dry hemp plants did not exist before the onset of winter. Therefore, growing hemp involves forethought and management of the entire chain of growing, drying, testing, transportation, and processing. This past season, no plant insurance was available; however, we anticipate that this will change. While, we have taken many precautions to avert potential problems, we cannot guarantee that all or a portion of our plants will not be hot, stolen, or destroyed by extreme weather, among other risks, any of which could adversely impact our balance sheet and profitability.

The installation and delivery of equipment ordered from China may be delayed substantially as a result of shipping restrictions imposed due to COVID-19 and may impact our production and business adversely.

The Company ordered equipment from China for the processing of hemp. Upon delivery of the equipment, the Chinese manufacturer is contracted to travel to the U.S. to help commission and certify the equipment. However, due to the recent outbreak of COVID-19, shipping and travel restrictions imposed to contain the epidemic and avoid further transmission have resulted in delays and may result in substantial delay in the shipping of the equipment. As we cannot predict how long these restrictions will be in place, the delay in shipping equipment, and the delay in Chinese engineers traveling to the U.S., could and likely will adversely impact the production of our products and the provision of services to other farmers, customers and Company products. This may also result in other market entrants obtaining a first mover advantage and may adversely impact our revenue in the Life Sciences segment.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 has affected most of the world, including the U.S., European and Asian countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our products candidates and the conduct of current and future clinical trials. As the end of the COVID-19 pandemic remains unknown, the full extent of the impact of COVID-19 on the Company remains unknown as well.

The impact of COVID-19 on our operations is reflected in reduced revenue and increased expenses in both our Infrastructure and the Life Sciences segments.

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrolment in our clinical trial for IGC-AD1 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on which we rely.

Extreme weather conditions, crop diseases, pests and fluctuations in market demand can create substantial seasonal volatility for our business and results of operations.

A significant portion of the Company’s Life Sciences segment is seasonal and is subject to weather conditions that affect hemp prices and crop yields. Our production is also vulnerable to crop diseases and pest infestations, which may vary in severity, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic condition. We consider the possibility of the occurrence of these adverse seasonal weather conditions in making our production plans to mitigate such risks. However, such events may occur at any time of the year, and the occurrence of any of these events may create the volatility for our business and results of operations.

The market prices of hemp crops and agricultural produce are constantly affected by both demand and supply cycle of the hemp industry. As a result, movements of the market prices would have significant impact on IGC’s earnings. Whilst efforts have been made by Management to implement certain strategies that mitigate the cyclical nature of the business, there can be no assurance that IGC will be fully shielded from the negative effects of cyclical movements of the market prices of crops and agricultural produce.

We are dependent upon regulatory approvals and fixed term licenses for our ability to grow, harvest, process, and transport hemp and other products derived therefrom.

Our current authorization for growing, harvesting, processing and transport of cannabis is valid for a single growing season at a time and notification to AZDA is needed to renew the license for subsequent growing seasons. All licenses are subject to ongoing compliance and reporting requirements and renewal. There can be no assurance that AZDA will renew a license, even if the Company is in full compliance with all obligations related thereto.

There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the hemp market or any particular product, or consistent with currently held views.

The Management believes that the hemp industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the hemp produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of hemp products. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the hemp industry and demand for its products and services, which could affect the Company’s business, financial condition and results of operations and cash flows. The Company’s dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the Company, its business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of hemp in general, or the Company’s products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately, or as directed. Unfavorable research reports, newspaper articles, social media, or testimonials can adversely affect our sales and consequently our stock price.

In addition, parties outside of the hemp industry with which the Company does business may perceive that they are exposed to reputational risk because of the Company’s hemp related business activities. For example, the Company could receive a notification from a financial institution advising it that they would no longer maintain banking relationships with those in the hemp industry. The Company may, in the future, have difficulty establishing or maintaining bank accounts or other business relationships that it needs to operate its business. Failure to establish or maintain business relationships could have a material adverse effect.

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

The Company also established an approximately $2.4 million facility it intends to qualify as a Good Manufacturing Practice (GMP) certified processing facility in the State of Washington for processes such as: a) production of products such as lotions, creams, and oils, among others, to support our products and to support white labeling; b) extraction of hemp into crude oil; and c) distillation of crude oil into hemp extracts. There can be no assurance that the facility will receive the GMP certification.

Due to the complexity of the processes used to manufacture our product candidates, we may be unable to initially, or continue to, pass federal, state, or international regulatory inspections in a cost-effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our business, results of operations and financial condition.

Legal claims could be filed that may have a material adverse effect on our business, operating results, and financial condition. We may in the future face risks of litigation and liability claims, the extent of such exposure can be difficult or impossible to estimate and which can negatively impact our financial condition and results of operations.

Our operations are subject to numerous laws and regulations of the U.S., India, Colombia, and Hong Kong relating to the protection of the public and necessary disclosures regarding financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil, and, in some cases, criminal sanctions. We may not have been, or may not be, or may be alleged to have not been or to not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements or allegations. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines judgments, settlements, or other financial obligations or penalties, which could negatively impact our financial condition and results of operations. As of March 31, 2020, the Company and several of its officers and directors are parties to four (4) shareholder lawsuits. See Item 3, Legal Proceedings of this report for further information. There can also be no assurance that any insurance coverage we take will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that we are not covered by insurance, our management could expend significant time and resources addressing any such issues. And, the legal fees necessary to defend against multiple lawsuits can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

Continued listing on the NYSE is an operating risk for the Company.

Given the current regulatory environment for hemp-based products and increased scrutiny of the industry related thereto, there remains risk with respect to the Company’s ability to maintain its listing with the NYSE American. This risk may limit the Company’s ability to pursue other business opportunities and a delisting by the NYSE American could impact the liquidity of the Company’s common stock.

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

Many U.S. state laws conflict with the federal Controlled Substances Act. While we do not, and we do not intend, to distribute or sell marijuana in the U.S., it is unclear whether regulatory authorities in the U.S. would object to the registration or public offering of securities in the U.S. by our Company, to the status of our Company as a reporting company, or even to investors investing in our Company, if we engage in legal cannabinoids cultivation and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. In addition, the status of cannabinoids under the Controlled Substances Act may have an adverse effect on federal agency approval of pharmaceutical use of phytocannabinoid products. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets, test our therapies, or create products from the Life Sciences segment.

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

Our product candidates may be unable to achieve the expected market acceptance, consequently, limiting our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by customers. We cannot assure you that our products will achieve the expected level of market acceptance and revenue. The market acceptance of any product depends on a number of factors such as, the price of the product, the effect of the product, the taste of the product, reputation of the Company, competition, and marketing and distribution support.

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

Loss of our manufacturing facilities, our growing plants, stored inventory or laboratory facilities through fire, theft, natural disasters or other causes, or loss of our botanical raw material due to pathogenic infection, waste, destruction or other causes, could have an adverse effect on our ability to meet demand for cannabinoid products or to continue product development activities and to conduct our business. Failure to supply our partners with commercial product may lead to adverse consequences.

Counterfeit versions of our products could harm our business.

Counterfeiting activities and the presence of counterfeit products in market and over the internet continue to be a challenge for maintaining a safe product supply. Counterfeit products are frequently unsafe or ineffective and can be life-threatening. To distributors and users, counterfeit products may be visually indistinguishable from the authentic version. Reports of adverse reactions to counterfeit drugs along with increased levels of counterfeiting could be mistakenly attributed to the authentic product, affect consumer confidence in the authentic product and harm the business of companies such as ours. If our products were to be the subject of counterfeits, we could incur reputational and financial harm.

We face intense competition, including from generic products. If our competitors’ market or develop alternative products that are approved more quickly or marketed more effectively than our product candidates or are demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

The Life Sciences products industry is characterized by advancing technology, competition, and a strong emphasis on developing proprietary products. We face competition from a number of sources, some of which may target the same indications as our products or product candidates, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies, and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us.

We may not be able to differentiate any products that we may market from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, there are several established products already commercially available and under development by other companies that treat the indications that our product candidates are intended to treat.

Currency fluctuations may reduce our assets and profitability.

We have assets located in foreign countries that are valued in foreign currencies. Fluctuation of the U.S. dollar relative to the foreign currency may adversely affect our assets and profit.

Our business relies heavily on our management team and any unexpected loss of key officers may adversely affect our operations.

The continued success of our business is largely dependent on the continued services of our key employees. The loss of the services of certain key personnel, without adequate replacement, could have an adverse effect on our performance. Our senior management, as well as the senior management of our subsidiaries, plays a significant role in developing and executing the overall business plan, maintaining client relationships, proprietary processes, and technology. While no one is irreplaceable, the loss of the services of any would be disruptive to our business.

Our quarterly revenue, operating results and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

•     Fluctuations in revenue due to seasonality of the marketplace, which results in uneven revenue and operating results over the year;

•     Additions and departures of key personnel;

•     Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, and changes in business strategy; and

•     Economic conditions, including but not limited to, the adverse impact on operating results due to the COVID-19 pandemic.

 We may not successfully register the provisional patents with the USPTO.

We have filed ten provisional patents with the USPTO, in the combination therapy space, for the indications of pain, medical refractory epilepsy, eating disorders, and cachexia as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although, two patents have been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This in turn may have a material and adverse impact on the trading price of our common stock.

We may be unable to protect our intellectual property rights and/or intellectual property rights licensed to us and may be subject to intellectual property litigation and infringement claims by third parties.

We intend to protect our intellectual property through limited patents and our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees, and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. and unauthorized parties may copy or otherwise obtain and use our products, processes or technology. Additionally, there can be no assurance that others will not independently develop similar know-how and trade secrets. We are also dependent upon the owners of intellectual property rights licensed to us under various wholesale license agreements to protect and defend those rights against third party claims. If third parties take actions that affect our rights, the value of our intellectual property, similar proprietary rights or reputation or the licensors who have granted us certain rights under wholesale license agreements, or we are unable to protect the intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

●     defend against infringement claims which are expensive and time consuming;

●     cease making, licensing, or using, either temporarily or permanently, products that incorporate the challenged intellectual property;

●     re-design, re-engineer, or re-brand our products or packaging; or

●     enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property.

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

Our lines of business and services, but especially our development of cannabinoids-based combination therapies for products, including Hyalolex™, Drops of Clarity™ and other products in that brand, chronic pain, post-traumatic stress disorder, and eating disorders, and our long-term use and/or development of blockchain technologies to solve critical issues facing the cannabinoids industry, rely on services hosted and controlled directly by our suppliers and distributors and their third-party service providers. We do not have redundancy for all our systems; many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. These facts could cause reputational harm, loss of customers, or loss of future business, thereby reducing our revenue.

Our suppliers and distributors and their third-party service providers hold customer data, some of which is hosted in third-party facilities. A security incident or cybersecurity attack at those facilities or ours may compromise the confidentiality, integrity, or availability of customer data. We have a cybersecurity policy in place, however, unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged, and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect, or breach of our security could damage our reputation, result in the loss of customers, and harm our business.

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

All our data is stored on the cloud on multiple servers that helps us mitigate the overall risk of losing data. We have a cybersecurity policy in place and are in the process of implementing tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances would incur further costs.

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

We rely on third parties to process, manufacture and to compound some of our products, we have no control over these third parties and we may not be able to obtain quality products on a timely basis or in sufficient quantity.

Some of our products are manufactured or compounded by unaffiliated third parties. We do not have any long-term contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and import capacity. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

We face risks associated with the manufacture of our products which could adversely affect our business and financial results.

We are subject to the risks inherent in manufacturing our products, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If such an event were to occur, it could have an adverse effect on our business and financial results.

The Company is exposed to the risk of write-downs on the value of its inventory and other assets, in addition to purchase commitment cancellation risk.

The Company records a write-down for product and component inventories that become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. The Company may also accrue necessary cancellation fee reserves for orders of excess products and components. The Company reviews long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently recoverable, no assurance can be given that the Company will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

The Company orders components for its products and builds inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements, typically for periods up to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.

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

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of Common Stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into common stock and warrants. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW). The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock and warrants. The warrants expire on March 8, 2021. We also have outstanding options to purchase 160,000 shares, expiring between calendar years 2022 and 2024 with a weighted average exercise price of $0.4 per share. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur. If we raise funds by issuing additional securities in the future or the outstanding warrants or stock options to purchase our common stock are exercised, the newly issued shares will also dilute your percentage ownership in our Company.

The market price for our common stock may be volatile.

The trading volume in our common stock may fluctuate and cause significant price variations to occur. Fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results. Our stock price may fluctuate as a result of a number of events and factors such as those described elsewhere in this “Risk Factors” section, events described in this report, and other factors that are beyond our control. In addition, the stock market, in general, has historically experienced significant price and volume fluctuations. Our common stock has also been volatile, with our 52-week closing price range being at a low of $0.3 and a high of $2.07 per share. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. In addition, it is possible, given our current trading price, that we may fail to comply with the minimum trading price required to trade our shares on the NYSE American, resulting in delisting of our shares.

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.

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

•     provide that a director may be removed only by the vote of at least two-thirds of the votes entitled to be cast generally in the election of directors, and

•     retain for itself sole authority to fill vacancies created by an increase in the size of the board or the death, removal, or resignation of a director.

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

Effect of Certain Provisions of our Charter and Bylaws

In addition to the Charter and Bylaws provisions discussed above, certain other provisions of our Bylaws may have the effect of impeding the acquisition of control of our Company by means of a tender offer, proxy fight, open market purchases or otherwise in a transaction not approved by our Board of Directors. These provisions of Bylaws are intended to reduce our vulnerability to an unsolicited proposal for the restructuring or sale of all or substantially all of our assets or an unsolicited takeover attempt, which our Board believes is otherwise unfair to our stockholders. These provisions, however, also could have the effect of delaying, deterring, or preventing a change in control of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Potomac, Maryland. We own a property of approximately 40,000 square feet that is used for general management and R&D operations. In addition, we are leasing, through December 2025, approximately16,000 square feet in Vancouver Washington for manufacturing, sales, and distribution of our Life Sciences segment products and services. We subleased a 100-acre cultivation land in Arizona for harvesting hemp. In Puerto Rico we own a property of approximately 1,355 square feet that we use primarily for medical trials and related operations. In addition, we own and lease facilities in U.S., Colombia, Hong Kong, and India that is used for sales, accounting, management, and R&D. We own approximately 5 acres of land in India. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conducting of its business.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. We believe there are no such matters that have a material financial impact on the consolidated financial statements as of March 31, 2020, except as disclosed below.

During the quarter ended September 30, 2019, the Company reached a preliminary agreement to resolve all derivative suits then- and currently-pending against the Company and various directors and officers. In January 2020, the Company and the named defendant directors and officers executed a formal settlement agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement. Pursuant to the settlement agreement, which was filed with the Court as an exhibit to an Amended Consent Motion for Preliminary Approval of Derivative Settlement on April 30, 2020, the Company will adopt certain corporate governance modifications, and the derivative plaintiffs will receive $200,000.00 from the Company’s insurer to cover their attorneys’ fees and a nominal service award. The Company has created a provision for $200,000 as of March 31, 2020. Shareholders were given notice of the proposed settlement through the Company’s filing of an SEC Form 8-K report, the issuance of a press release, publication in Investor’s Business Daily, and posting in the “Investors” section of the Company’s website, all of which were deemed by the court to constitute sufficient notice to shareholders of the settlement. Shareholders were given the opportunity to assert objections to the final settlement, and no objections were received by the parties to the derivative suit or filed with the court. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits.

As of March 31, 2020, the Company was a party to three shareholder lawsuits, as described below.

Shareholder Class Action Litigation

Tchatchou v. India Globalization Capital, Inc., et al., Civil Action No. 8:18-cv-03396 (U.S. District Court for the District of Maryland). On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. IGC, Ram Mukunda, Richard Prins, and Sudhakar Shenoy were named as defendants. On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint against IGC, Mukunda, and Claudia Grimaldi, (collectively, the “Class Action Defendants”), thereby removing Prins and Shenoy as defendants. The plaintiff in Tchatchou alleges that the Class Action Defendants violated Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act and made false and misleading statements to the public by issuing a September 25, 2018, press release entitled “IGC to Enter the Hemp/CBD-Infused Energy Drink Space” and related disclosures, in which IGC announced it had “executed a distribution and partnership agreement” for the sugar-free energy drink named Nitro G, as well as through related public statements. The plaintiff in Tchatchou has not publicly disclosed the amount of damages they seek. On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case. For the current state of affairs regarding the Tchatchou Class Action Litigation, please refer to Note 21 - Subsequent Events.

On October 11, 2019, the Class Action Defendants filed a motion to dismiss the consolidated shareholder class action litigation on a number of grounds, including that the Class Action Defendants did not make any false or misleading statements or any materially false or misleading statements to the public; the Class Action Defendants did not act with any intent to deceive the public, nor did they recklessly do so; and that the Class Action Defendants’ alleged conduct did not cause any loss allegedly suffered by the class action plaintiffs. The motion to dismiss remains pending before the United States District Court for the District of Maryland, and the Company anticipates that a decision is likely to be issued during calendar 2020, although it can provide no assurances of the same.

Harris-Carr v. India Globalization Capital, Inc., et al., Civil Action No. 8:18-cv-03408 (U.S. District Court for the District of Maryland). On November 2, 2018, IGC shareholder Gabe Harris-Carr instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. IGC, Ram Mukunda, and Claudia Grimaldi were named as defendants. On February 28, 2019, all pending shareholder class actions, including the Harris-Carr litigation, were consolidated, and the Tchatchou litigation, described above, was designated as the lead case. On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint, which becomes the operative complaint for the consolidated matter and supersedes the Harris-Carr complaint.

Shareholder Derivative Action Litigation

Erny v. Mukunda, et al., Civil Action No. 1:18-cv-03698 (U.S. District Court for the District of Maryland). On November 30, 2018, IGC shareholder Gene Erny instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant. The Erny litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company). The complaint in the Erny litigation alleges that the Company should have filed suit against the individual defendants – Mukunda, Grimaldi, Goel, Prins, and Shenoy (collectively referred to as the “Individual Defendants”) – for securities fraud and breach of fiduciary duty. The plaintiff in Erny alleges that, through the individual defendants, the Company made false and misleading statements, and the individual defendants breached their fiduciary duties, as follows: “Under the direction and watch of the Individual Defendants, the [Company’s] 2018 Proxy Statement failed to disclose that: (1) the Company had substantially discontinued the business it was conducting at the time that it was initially listed on the New York Stock Exchange, and was instead engaged in ventures or promotions that had not been developed to a commercial stage or the success of which is problematical; (2) the Company adapted its business model frequently and radically in an attempt to lure investors seeking to capitalize on market fads, such as blockchain and cannabinoids; (3) the benefits of the Company’s relationships with manufacturers, partners, and distributors were overstated in order to create a misleadingly positive impression of IGC’s potential commercial success; (4) DaMa Pharmaceutical does not have a long history of developing premier pharmaceutical products; (5) as a result of the foregoing, IGC’s stock would be suspended from the New York Stock Exchange and potentially delisted; (6) the Company failed to maintain internal controls; and (7) as a result of the foregoing, the Company’s public statements were materially false and misleading at all relevant times.” The plaintiff in the Erny litigation further alleges that the “Individual Defendants also caused the [Company’s] 2018 Proxy Statement to be false and misleading with regard to executive compensation in that they purported to employ ‘pay-for-performance’ elements while failing to disclose that the Company’s share price was being artificially inflated by the false and misleading statements made by the Individual Defendants as alleged herein, and therefore any compensation based on the Company’s financial performance was artificially inflated. The false and misleading elements of the 2018 Proxy Statement led to the reelection of Defendant Prins, which allowed him to continue breaching his fiduciary duties to IGC.” Because the claims made in Erny are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant.

On January 28, 2019, the court issued a consent order staying proceedings in the Erny litigation pending resolution of a motion to dismiss (which was then yet to be filed) by the Class Action Defendants in the Tchatchou matter, described above. On May 9, 2019, Erny and Hamdan, described below, were consolidated, and the Erny litigation was designated as the lead derivative case.

On July 31, 2019, the Company and the Individual Defendants reached a preliminary agreement with the plaintiffs in the derivative suits identified herein to resolve all derivative suits, including the Erny litigation and the Hamdan and Patel matters, described below. In January 2020, the Company and the named defendant directors and officers reached agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement, and all parties executed a mutually acceptable settlement agreement. Shareholders were given notice of the proposed settlement through the Company’s filing of an SEC Form 8-K report, the issuance of a press release, publication in Investor’s Business Daily, and posting in the “Investors” section of the Company’s website, all of which were deemed by the court to constitute sufficient notice to shareholders of the settlement. Shareholders were given the opportunity to assert objections to the final settlement, and no objections were received by the parties to the derivative suit or filed with the court. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits.

Hamdan v. Mukunda, et al., Civil Action No. 8:19-cv-00493 (U.S. District Court for the District of Maryland). On February 20, 2019, IGC shareholder Waseem Hamdan instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, and Sudhakar Shenoy were named as defendants, and IGC was named as a nominal defendant. The allegations made by the plaintiff in the Hamdan litigation are substantially similar to the allegations made in Erny, and the claims against the individual director defendants are based on the same alleged transactions and/or occurrences as are the claims made in the Erny litigation. Because the claims made in Hamdan are asserted against the individual defendants, as opposed to the Company, the Company is merely a nominal defendant. On May 9, 2019, Erny and Hamdan were consolidated, with the Erny litigation, described above, designated as the lead case. As a result of the consolidation, the Hamdan litigation became subject to the January 28, 2019, order entered in the Erny litigation staying proceedings pending resolution of an anticipated motion to dismiss to be filed by the Class Action Defendants in the Tchatchou matter, described above.

The Hamdan litigation is subject to the same negotiated settlement described in Erny, above, and is resolved effective July 6, 2020.

Patel v. Mukunda, et al., Civil Action No. 8:19-cv-01673 (U.S. District Court for the District of Maryland). On June 6, 2019, IGC shareholder Dimple Patel instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, Shajy Mathilakathu, and Sudhakar Shenoy (collectively, with reference to the Patel litigation, “Individual Defendants”) were named as defendants, and IGC was named as a nominal defendant. The Patel litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company). The complaint in the Patel litigation alleges that the Company should have filed suit against the Individual Defendants for breach of fiduciary duty. Specifically, the complaint alleges that the Individual Defendants “violated their duty of good faith by knowingly causing and/or recklessly allowing the Company to make false and misleading statements and/or fail[ed] to disclose that: (i) [IGC] substantially discontinued the business that it conducted at the time it began trading on the NYSE; (ii) the Company had become engaged in ventures or promotions which have not developed to a commercial stage; (iii) cannabis-related products, including CBD-based beverages, are illegal in Malaysia; (iv) neither IGC nor Treasure Network was a licensed manufacturer of cannabis-based products in Malaysia; (v) CBD-infused Nitro G was not an approved and registered product under Malaysian law; (vi) Treasure Network, founded in 2017, was not “experienced”; (vii) Treasure Network was a distributor, not a manufacturer; (viii) at all relevant times, the Individual Defendants had the ability to exercise substantial control over Treasure Network; (ix) consequently, the Company was not an operating company for the purposes of continued trading and listing on the NYSE American; and (x) as a result, India Globalization’s public statements were materially false and misleading at all relevant times.” Because the claims made in the Patel litigation are asserted against the individual Defendants, as opposed to the Company, the Company is merely a nominal defendant. The Patel litigation has not been consolidated with Erny and Hamdan to date.

The Patel litigation is subject to the same negotiated settlement described in Erny, above, and is resolved effective July 6, 2020. On July 8, 2020, the Court dismissed the Patel litigation with prejudice pursuant to the approved settlement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE American under the symbol “IGC” with CUSIP number 45408X308. The common stock of the Company is also quoted on the Frankfurt, Berlin, and Stuttgart (XETRA2) stock exchanges in Germany (ticker symbol: IGS1). Our warrants (ticker symbol: IGCIW, CUSIP number 45408X118, expiring on March 8, 2021) are quoted on the OTC Markets. We have 91,472 units outstanding that can be separated into common stock and warrants as on March 31, 2020. The Units are not listed on an exchange. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW). The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock and warrants.

 The Company has 11,672,178 outstanding publicly traded warrants to purchase 1,167,217 shares of its common stock. The trading history for the warrants is not available. No warrants were issued in Fiscal 2020 or Fiscal 2019. As set out on Form 8-K filed on February 19, 2019, the Company unilaterally extended the expiration of the warrants. The extension commencing at 5:00 p.m. New York time on March 6, 2019, and terminating at 5:00 p.m., New York time, on March 8, 2021. The terms of the warrants will permit the Company to exchange ten warrants and $5 for each share of common stock (CUSIP 45408X 308), in accordance with Section 3.1 of the Warrant Agreement.

 Further information on the securities can be referred to in Note 13 of Part II, Item 8.

Securities authorized for issuance under equity compensation plans

The following table shows (in thousands), as of March 31, 2020, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1)
Equity compensation plans approved by security holders:

2018 Omnibus Incentive Plan (1)	1,328	$0.37	2,672
Special Grant (2)	1,610	$0.32	390

(1)   Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 15, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)   Consists of 2 million shares as a special grant of common stock, as approved by our stockholders on January 7, 2020.

Holders

As of June 24, 2020, we had approximately 45 registered shareholders of record of our common stock, and approximately 4 and 2 registered holders of record of our warrants and units respectively. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock and warrants.

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

None

ITEM 6. SELECTED FINANCIAL DATA

Item 6 does not apply to us because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis apply to Fiscal 2020 that ends on March 31, 2020, and Fiscal 2019 that ends on March 31, 2019. These statements should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

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

Overview

Our primary source of revenue in Fiscal 2020 and 2019, is from our Infrastructure segment. In Fiscal 2020, we significantly reduced the buying and selling of construction materials in Hong Kong because of what we believe to be a slow-down in the Hong Kong economy due, in part, to widespread protests, along with the spread of COVID-19. The Company’s Infrastructure segment, involves:

(i)

Execution of Construction Contracts – The Company is executing a road building contract in Kerala, India valued initially at approximately $0.6 million. Throughout Fiscal 2020, the Company worked on execution of the contract as well as sought approval for an expansion of the contract. The total value of the contract was increased to approximately $1.1 million. The Company estimates that it will take between 12 and 15 months to complete the work. Work on this project has been temporarily suspended due to COVID-19. We expect to re-start the project in second quarter of Fiscal 2021.

(ii)

Purchase and Resale of Physical Commodities Used in Infrastructure – This business line includes the purchase and resale of commodities, including steel, wooden doors, marble, and tiles, among others. This work has been adversely affected due to COVID-19.

(iii)

Rental of Heavy Construction Equipment – We own heavy construction equipment such as motor grader, transit mixers and rollers, that we rent to construction contractors. This business is seasonal and had minimal revenue during Fiscal 2020.

Our second segment, Life Sciences, includes a biotech component, and a vertically integrated hemp-cannabinoid based healthcare and wellness business, which involves:

(i)

development of potential new drugs, subject to applicable regulatory approvals, that use ultra-low doses of phytocannabinoids including cannabidiol (CBD), cannabigerol (CBG), and tetrahydrocannabinol (THC), among others, in combination with other compounds, believed to assist in the treatment of diseases like Alzheimer’s,

(ii)	several CBD-based products and brands, in various stages of development, for sale online and/or through stores,
(iii)	wholesale of hemp extracts including hemp crude extract, and hemp isolate, among others,
(iv)	hemp growing and processing facilities,
(v)	white labeling of hemp-based products, and
(vi)	the offering of tolling services like extraction and distillation to hemp-farmers and retailers.

Since the legal industrial hemp industry remains relatively new, during Fiscal 2020, the Company focused on setting up facilities for long-term expansion of its Life Sciences segment. The Company filed an Investigative New Drug Application (INDA) with the FDA for a double-blind, placebo-controlled, 100-person trial, for its proprietary patent pending formulation based on IGC-AD1 and established an approximately $0.5 million facility in San Juan, Puerto Rico to conduct the trial. The Company also established an approximately $2.4 million facility it intends to qualify as a Good Manufacturing Practice (GMP)-certified processing facility in the State of Washington for: a) production of products such as lotions, creams, and oils, among others, to support our products and to support white labeling; b) extraction of hemp into crude oil; and c) distillation of crude oil into hemp extracts. The crop that was grown in Arizona, passed inspection by the Arizona Department of Agriculture (AZDA) with the harvest certified as legal under the United States Department of Agriculture (USDA) rules.

The Company operates both segments in compliance with applicable state, national, and local laws, and regulations and only in locations and regions where it is legal to do so.

Further information on the Company highlights in Fiscal 2020 can be found in Item 1, “Fiscal 2020 Highlights”.

Results of Operations

Fiscal 2020 compared to Fiscal 2019

The following table presents an overview of our results of operations for Fiscal 2020 and Fiscal 2019:

Statement of Operations (in thousands, audited)

	Fiscal
	2020 ($)	2019 ($)	Change ($)	Percent Change
Revenue	4,072	5,116	(1,044)	(20)%
Cost of revenue	(3,957)	(4,984)	(1,027)	(21)%
Gross Profit	115	132	(17)	(13)%
General and administrative expenses	(5,968)	(3,519)	(2,449)	70%
Research and development expenses	(1,011)	(1,256)	(245)	(20)%
Operating loss	(6,864)	(4,643)	(2,221)	48%
Impairment loss	(782)	-	(782)	100%
Other income, net	331	548	(217)	(40)%
Loss before income taxes	(7,315)	(4,095)	(3,220)	79%
Tax expense	-	(2)	2	100%
Net Loss	(7,315)	(4,097)	(3,218)	79%

Revenue – Revenue was primarily derived from our Infrastructure segment in both Fiscal 2020 and 2019. Revenue was approximately $4,072 thousand and $5,116 thousand, for Fiscal 2020 and 2019, respectively, representing a decline of $1,044 thousand or 20%. This decrease in revenue is attributed to a decrease in the infrastructure business, especially in the last quarter of Fiscal 2020 due to the outbreak of COVID-19 and the slowing down of the Hong Kong economy as a result of widespread protests. We have limited visibility on when the infrastructure business will normalize and expect a significant decrease in revenue from the infrastructure business until operations resume following the COVID-19 pandemic.

Cost of revenue – Cost of revenue amounted to approximately $3,957 thousand for Fiscal 2020, compared to $4,984 thousand in Fiscal 2019, a decrease of approximately $1,027 thousand or 21%. This decrease in cost of revenue is attributable to a decrease in our Infrastructure businesses in the last quarter of Fiscal 2020 due to the outbreak of COVID-19 and the slowing down on the Hong Kong economy as a result of the widespread protests.

General and administrative expenses – General and administrative expenses consist primarily of employee-related expenses, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. General and administrative expenses increased by approximately $2,449 thousand or 70% to $5,968 thousand for Fiscal 2020, from $3,519 thousand for Fiscal 2019. The increase of $2,449 thousand is attributed largely to legal and professional fees that amounted to approximately $0.8 million, and approximately $0.9 million compensation expenses attributed to increased head count and associated employee-related expenses. In addition, we had approximately $754 thousand of non-cash expenses and $150 thousand provision for advance in Fiscal 2020.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased approximately $245 thousand or 20%, to $1,011 thousand for Fiscal 2020, compared to $1,256 thousand for Fiscal 2019. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including running FDA trials, product research, designing, formulating and market analysis. All research and development costs are expensed in the quarter in which they are incurred. The decrease is attributed to a slowdown of R&D activity in the last quarter of Fiscal 2020 due to COVID-19.

Impairment loss – Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued Apogee 1.2 million shares of IGC’s common stock valued at $888 thousand for the purchase of a 24.9% ownership interest in Midtown Partners & Co., LLC (“MTP”). During Fiscal 2018, after considering several factors, the Company concluded that it no longer had significant influence over MTP and hence maintained the same value of investment of approximately $773 thousand. During Fiscal 2020, the Company decided to impair this investment. The Company still owns 24.9% ownership in MTP as on March 31, 2020.

Other Income, net – Other net income decreased by approximately $217 thousand or 40% during Fiscal 2020. The total other income for Fiscal 2020 and 2019 is approximately $331 thousand and $548 thousand, respectively. The major decrease is due to a one-off $300 thousand gain on the settlement of a note payable in Fiscal 2019. In Fiscal 2020, such amount includes interest income, rental income and approximately $84 thousand dividend income from marketable securities, net.

Liquidity and capital resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, short-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations or other long-term liabilities, except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies” and Note 9, “Leases” in Item 8 of this report for further information on Company commitments and contractual obligations.

The Company believes its existing balances of cash, cash equivalents and marketable securities and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, share repurchases, debt repayments, investments and other liquidity requirements, if any, associated with its existing operations over the next 12 months. Management is actively monitoring the impact of COVID-19 on its financial condition, liquidity, operations, suppliers, industry, and workforce. Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

This liquidity and capital resources discussion compares the audited consolidated Company financials.

	(in thousands, audited)

	As of March 31, 2020 ($)	As of March 31, 2019 ($)	Change	Percent Change
Cash, cash equivalents and marketable securities	7,258	25,610	(18,352)	(72)%
Working capital	15,811	25,845	(10,034)	(39)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $18,352 thousand to $7,258 thousand in Fiscal 2020, from $25,610 thousand in Fiscal 2019, a decrease of approximately 72%.

The major decrease was due to investments of approximately $5,081 thousand in marketable securities, $4,389 thousand in purchase of property, plant and equipment, and $3,998 thousand in inventory.

Summary of Cash flows

	(in thousands, audited)

	Fiscal
	2020	2019	Change	Percent Change
Cash used in operating activities	(8,677)	(3,330)	(5,347)	161%
Cash used in investing activities	(9,547)	(260)	(9,287)	3,572%
Cash provided by/ (used in) financing activities	(59)	27,598	(27,657)	(100)%
Effects of exchange rate changes on cash and cash equivalents	(69)	(56)	13	(23)%
Net increase/(decrease) in cash and cash equivalents	(18,352)	23,952	(42,304)	(177)%
Cash and Cash Equivalents at the beginning of period	25,610	1,658	23,952	1,445%
Cash and cash equivalents at the end of the period	7,258	25,610	(18,352)	(72)%

Operating Activities

Net cash used for operating activities for Fiscal 2020 was $8.7 million. This consists of a net loss of $7.3 million and  non-cash items totaling $1.7 million, which in turn consist of an amortization/depreciation charge of $144 thousand, impairment loss of $782 thousand, and stock-based expenses totaling $770 thousand. Changes in operating assets and liabilities had a negative impact of $3,058 thousand on cash of which $3,998 was due to increase in inventory.

Net cash used for operating activities for Fiscal 2019 was $3.3 million. This consists of a net loss of $4.1 million and non-cash items totaling $387 thousand, which in turn consist of an amortization/depreciation charge of $59 thousand, one-time settlement gain of $300 thousand, and stock-based expenses totaling $610 thousand. Changes in operating assets and liabilities had a positive impact of $380 thousand on cash.

Investing Activities

Net cash used in investing activities during Fiscal 2020 was $9.5 million which is comprised of approximately $77 thousand for the acquisition and filing expenses related to patents and trademarks, purchase of property, plant and equipment of $4,389 thousand and investments of approximately $5,081 thousand in marketable securities.

Net cash used in investing activities during Fiscal 2019 was $260 thousand which is comprised of approximately $45 thousand for the acquisition of the patent from the University of South Florida, purchase of property, plant and equipment of $15 thousand and a loan for the procurement of equipment in the amount of $200 thousand at an interest rate of 3 percent per annum.

Financing Activities

Net cash used in financing activities was $59 thousand during Fiscal 2020, consisting of $18 thousand from the exercise of share options, and the $77 thousand share related expenses.

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

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Infrastructure and Life Sciences segment.

 Revenue in the Infrastructure Business is recognized for the renting business when the equipment is rented, and terms of the agreement has been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer.  Revenue from the execution of infrastructure contracts is recognized on the basis of output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. We license our products to processors. The royalty income is recognized once goods have been sold to its customer by the processor.

Net sales disaggregated by significant products and services for Fiscal 2020 and Fiscal 2019 were as follows (in thousands):

	Year Ended March 31,
	2020 ($)	2019 ($)
Infrastructure segment
Rental income (1)	7	30
Construction contracts (2)	101	-
Purchase and resale of physical commodities (3)	3,553	5,061

Life Sciences segment
Wellness and Lifestyle (4)	386	25
Tolling/White labeling service (5)	25	-
Total	4,072	5,116

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income stems from the execution of contracts either directly or as a subcontractor. There was revenue of $101 thousand from the $1.1 million NHAI construction contract during Fiscal 2020. The Company expects to complete the project 12 and 15 months.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, wooden doors, marble, and tiles.

(4) Relates to revenue from Life Sciences segment such as sale of hemp crude extract, hemp isolate, and hemp distillate and royalty income from sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

(5) Relates to income from tolling services.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $133 thousand of accounts receivable, net of provision, for doubtful debt of $9 thousand as of March 31, 2020 as compared to $84 thousand, net of provision, for doubtful debt of $6 thousand as of March 31, 2019.

Short-term and long-term investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost which approximates fair value. Available-for-sale securities: Investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except as indicated in the following sentence. All or a portion of the unrealized holding gain and loss of an available-for sale security that is designated as being hedged in a fair value hedge shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 35-4.

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company enjoys significant interest, the Company has accounted for the investment based on the equity method in accordance with ASC 323, “Investments – Equity method and Joint Ventures”. Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income (loss) is recognized in other comprehensive income (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321 “Investments-Equity Securities”.

Impairment of investment

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s financial condition and operating results. The estimated amount of liability is based on the information available with us with respect of bank debt and other borrowings. During Fiscal 2020 the Company impaired investments of $782 thousand.

Change in inventory valuation method

On April 1, 2019, the Company changed its methodology for the valuation of inventory from first-in-first-out to weighted average cost method, because the newly adopted accounting principle is preferable in the circumstances because the weighted average cost method of accounting for all inventories will improve financial reporting by better matching revenues and expenses and better reflecting the current value of inventory. The change did not impact the financial statements for the prior years.

Inventory

Inventory is valued at the lower of cost or net realizable value, net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods and work-in-progress such as extracted crude oil, CBD isolate, growing crops, crude oil, herbal oils, among others. Work-in-progress also includes product manufacturing in process, costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

Harvested crops are measured at net realizable value, with changes recognized in profit or loss only when the harvested crop:

-     has a reliable, readily determinable, and realizable market value;

-     has relatively insignificant and predictable costs of disposal; and

-     is available for immediate delivery.

The Company believes its harvested crops does not have a readily available market. Hence, the Company values its harvested crops at cost.

Stock-based compensation

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The cost is recognized as expense ratably over the employee’s requisite service period or vesting period, which is generally up to one or three years, on a straight-line basis. We account for forfeitures when they occur. Equity awards issued to non-employees are recorded at their fair value on the grant date as they are immediately exercisable and not forfeitable at the date of grant. For further information refer to Note-15 “Stock-Based Compensation”.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and State income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal, state, and foreign deferred tax assets.

Foreign currency translation

IGC operates in India, U.S., Colombia and Hong Kong and a substantial portion of the Company’s financials are denominated in the Indian Rupee (INR), the Hong Kong Dollar (HKD) or the Colombian Peso (COP). As a result, changes in the relative values of the U.S. Dollar (USD), the INR, the HKD or the COP affect financial statements.

The accompanying financial statements are reported in USD. The INR, HKD and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations. The exchange rates used for translation purposes are as follows:

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2020	INR	70.96	Per	USD	INR	74.74	Per	USD

	HKD	7.82	Per	USD	HKD	7.75	Per	USD

	COP	3,383,60	Per	USD	COP	4,060	Per	USD
Year ended March 31, 2019	INR	70.04	Per	USD	INR	69.16	Per	USD

	HKD	7.84	Per	USD	HKD	7.85	Per	USD

	COP	3,033.19	Per	USD	COP	3,188.62	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. In Fiscal 2020 and Fiscal 2019, there were no known or detected breaches in cybersecurity.

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

Off-balance sheet arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A does not apply to us because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of India Globalization Capital, Inc.

Opinions on the Consolidated Financial Statements

We have audited the accompanying Consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the "Consolidated financial statements"). In our opinion, the Consolidated financial statements present fairly, in all material respects, the Consolidated financial position of the Company as at March 31, 2020 and 2019, and the Consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These Consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's Consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the Consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Manohar Chowdhry & Associates

Chartered Accountants

We have served as the Company’s auditor since 2018.

Chennai, India

Date: July 9, 2020

India Globalization Capital, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020 ($)	March 31, 2019 ($)
ASSETS
Current assets:
Cash and cash equivalents	7,258	25,610
Marketable Securities	5,081	-
Accounts receivable, net	133	84
Inventories	4,245	248
Deposits and advances	1,040	781
Total current assets	17,757	26,723

Intangible assets, net	252	184
Property, plant and equipment, net	9,780	5,886
Non-Marketable Securities	11	794
Claims and advances	610	878
Operating lease asset	574	-
Total long-term assets	11,227	7,742
Total assets	28,984	34,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	762	319
Accrued liabilities and others	1,134	509
Short-term loan	50	50
Total current liabilities	1,946	878

Other liabilities	16	15
Operating lease liability	485	-
Total non-current liabilities	501	15
Total liabilities	2,447	893

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 per value: authorized 1,000,000 shares, no share issued or outstanding as on March 31, 2020 and March 31, 2019	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 39,320,116 and 39,501,407 shares issued and outstanding as on March 31, 2020 and March 31, 2019, respectively.	94,754	94,043
Accumulated other comprehensive loss	(2,850)	(2,419)
Accumulated deficit	(65,367)	(58,052)
Total stockholders' equity	26,537	33,572
Total liabilities and stockholders' equity	28,984	34,465

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (in thousands, except loss per share)

	Years Ended March 31,
	2020 ($)	2019 ($)
Revenues	4,072	5,116
Cost of revenues	(3,957)	(4,984)
Gross profit	115	132
General and administrative expenses	(5,968)	(3,519)
Research and development expenses	(1,011)	(1,256)
Operating loss	(6,864)	(4,643)
Impairment of investment	(782)	-
Other income – net	331	548
Loss before income taxes	(7,315)	(4,095)
Income taxes expense	-	(2)
Net loss attributable to common stockholders	(7,315)	(4,097)
Foreign currency translation adjustments	(431)	(362)
Comprehensive loss	(7,746)	(4,459)

Loss per share attributable to common stockholders:
Basic & diluted	$(0.19)	$(0.13)
Weighted-average number of shares used in computing loss per share amounts:	39,490	35,393

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2018	30,764	63,917	(53,795)	(2,057)	8,065
Bricoleur Note penalty shares	30	18	-	-	18
Common stock issued through public offering, net	5,899	28,508	-	-	28,508
Share based compensation & other expenses	2,019	638	-	-	638
Common stock issued through private placement, net	870	950	-	-	950
Adoption of ASU 2018-07	-	31	(31)	-	-
Cancellation of IGC shares	(80)	(19)	(129)		(148)
Net income loss	-	-	(4,097)	-	(4,097)
Loss on foreign currency translation	-	-	-	(362)	(362)

Balances as of March 31, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Share based compensation & other expenses	70	711	-	-	711
Cancellation of IGC shares	(252)	-	-	-	-
Net income loss	-	-	(7,315)	-	(7,315)
Loss on foreign currency translation	-	-	-	(431)	(431)

Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2020 ($)	2019 ($)
Cash flows from operating activities:
Net loss	(7,315)	(4,097)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	144	59
Non-cash Interest	-	18
Gain on settlement of note payable, net	-	(300)
Impairment of investment	782	-
Share based compensation and other expenses	770	610

Changes in:
Accounts receivable	(49)	474
Inventories	(3,998)	239
Deposits and advances	(259)	(422)
Claims and advances	(307)	(193)
Accounts payable	442	(30)
Accrued liabilities and others	1,113	312
Net cash used in operating activities	(8,677)	(3,330)

Cash flow from investing activities:
Purchase of property, plant and equipment	(4,389)	(15)
Investment in marketable securities	(5,081)	-
Loan repayment	-	(200)
Acquisition and filing cost of patents and rights	(77)	(45)
Net cash used by investing activities	(9,547)	(260)

Cash flows from financing activities:
Issuance of equity stock through public offering (net of expenses)	(59)	28,508
Issuance of equity stock through private placement (net of expenses)	-	950
Proceed from option exercised	-	18
Repayment of loan	-	(1,878)
Net cash (used in)/provided by financing activities	(59)	27,598

Effects of exchange rate changes on cash and cash equivalents	(69)	(56)
Net increase in cash and cash equivalents	(18,352)	23,952
Cash and cash equivalent at the beginning of the period	25,610	1,658
Cash and cash equivalent at the end of the period	7,258	25,610

Supplementary information:
Cash paid for interest	8	14
Non-cash items:
Common stock issued/granted including ESOP, consultancy, and patent acquisition	770	610
Common stock issued as penalty on notes payable	-	18
Amortization of operating lease	7	-

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended March 31, 2020 and 2019

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS AND MANAGEMENT’S PLANS

IGC has two segments: Infrastructure and Life Sciences. The Company’s Infrastructure Business, managed from India, involves: (a) the execution of construction contracts, (b) the rental of heavy construction equipment, and (c) the purchase and resale of physical commodities used in infrastructure. Our revenue in Fiscal 2020 was primarily derived from this business. Information about our infrastructure products and service offerings is available at www.igcinc.us.

The Company’s Life Sciences segment, managed from the United States, involves: a) the development of potential new drugs, subject to applicable regulatory approvals , b) several CBD-based products and brands, in various stages of development, for sale online and through stores, c) wholesale of hemp extracts including hemp crude extract and hemp isolate, among others, d) hemp growing and processing facilities, e) white labeling of hemp-based products and f) the offering of tolling services like extraction and distillation to hemp farmers.

In Fiscal 2020 we completed the development of several products building out our “house of brands” that we intend to market online and through retail stores. We are enthusiastic about what we believe to be the immense potential of these unique concepts to address various segments of the exponentially growing cannabinoid wellness and lifestyle product market. In Fiscal 2020, the Company generated $411 thousand revenue from its Life Sciences segment, however COVID-19 has forced the Company to delay the launch of some of the brands and products. In Fiscal 2020 the Company in response to the COVID-19 pandemic adapted its manufacturing facilities and operations to include alcohol-based hand sanitizers which go on sale in Fiscal 2021.

The Company’s principal office in the U.S. is in Potomac, Maryland, and the Company has a facility in Washington State and offices in Colombia, Hong Kong, and India.

As of March 31, 2020, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC and Colombia-based beneficially-owned subsidiary Hamsa Biochem SAS (Hamsa). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

Business updates

•     The Company is executing a road building contract in Kerala, India valued initially at approximately $0.6 million. Throughout Fiscal 2020, the Company worked on execution of the contract as well as sought approval for an expansion of the contract. The total value of the contract was increased to approximately $1.1 million. The Company estimates that it will take between 12 and 15 months to complete the work. Work on this project has been temporarily suspended due to COVID-19. We expect to re-start the project in second quarter of Fiscal 2021.

•     The Company filed an INDA with the FDA for a double-blind, placebo-controlled, 100-person trial, for its proprietary patent pending formulation based on IGC-AD1 that uses ultra-low doses of tetrahydrocannabinol (“THC”) with other natural compounds intended to assist in the management of the care of patients suffering from Alzheimer’s disease.

•     IGC filed a provisional patent, IGC 510, Compositions and Methods using CBD for treating stammering and symptoms of Tourette syndrome with the USPTO.

•     The Company established an approximately $0.5 million facility in San Juan, Puerto Rico to house and conduct trials.

•     As part of an out-reach and marketing campaign, we distributed samples of Hyalolex™ Drops of Clarity™, to dispensaries in Puerto Rico. The formulation is currently available in about 51 dispensaries in Puerto Rico. While this is a small market penetration, it allows us to collect data. Based on feedback received from customers and dispensaries in Puerto Rico, the Company has expanded the scope of the Hyalolex™ formulation to potentially target other ailments, such as anxiety and sleep disorders, and has introduced a line of products including tinctures, among others. These will all be branded under Hyalolex™, with the original formulation branded as Hyalolex™ Drops of Clarity™. Post COVID-19 based stay-in-place restrictions we expect to manufacture and distribute these products initially in Puerto Rico and subsequently online and in other states.

•     In Fiscal 2020 the Company in response to the COVID-19 pandemic adapted its manufacturing facility to include FDA-registered alcohol-based hand sanitizers, which go on sale in Fiscal 2021.

•     The Company advanced its branding and product strategy with the development of several brands aimed at various sectors of the market. The progress includes filing trademark applications and intent to use applications; securing URLs; creating product formulations, labelling, and packaging; obtaining product insurance; securing product development teams; conducting focus groups; performing quality and taste testing; and organizing and registering limited liability companies to mitigate risk, among others.

•     The Company grows hemp in Arizona. The crop has passed inspection by the Arizona Department of Agriculture (“AZDA”) and has been certified as legal by AZDA. However, the harvest is delayed due to of the difficulty in finding workers because of the social distancing rules brought on by COVID-19.

•     We prepared our facilities in Washington for the dual purpose of manufacturing finished products as well as for extraction and distillation. Most of our hemp processing and distillation equipment is sourced from China. Currently, due to COVID-19 the commissioning and certification of the equipment is delayed as the technicians are unable to travel from China to the U.S.

•     On February 15, 2020, the Company signed a Share Subscription Agreement (“SSA”) with Evolve I, to acquire 20% of Evolve I. As of March 31, 2020, the Company has not completed its due diligence.

•     In January 2020, the Company and the named defendant directors and officers executed a formal settlement agreement on specific final terms of settlement with the plaintiffs in all pending derivative lawsuits. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits. Please See Item 3 Legal Proceedings.

•     IGC recently received notification that on March 24, 2020, the USPTO issued a method and composition patent (#10,596,159 B2) for the Company’s cannabinoid formulation for the treatment of cachexia and eating disorders in humans and veterinary animals. IGC filed this application for its IGC-504 formulation (#15/751,901) on August 11, 2016.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a)     Principles of consolidation

The consolidated financial statements include the accounts of the Company and all its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements.

b)       Use of estimates

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

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to: allowance for uncollectible accounts receivable; future obligations under employee benefit plans; the useful lives of property, plant, equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position, and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

c)       Revenue recognition

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

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Infrastructure segment and Life Sciences segment. Refer to Note 19 - “Revenue Recognition”.

d)      Cost of Sales

Our cost of sales includes costs associated with in-house and outsourced distribution, labor expense, components, manufacturing overhead, and outbound freight for our products division. In our products division, cost of sales also includes the cost of refurbishing, if required, on products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These expenses are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

(e)     Earnings/(Loss) per Share

The computation of basic loss per share for Fiscal 2020, excludes potentially dilutive securities of about 5 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees and advisors, warrants, and shares from the conversion of outstanding units, shares to be issued to Evolve I pursuant to the Share Subscription Agreement, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for Fiscal 2020 and 2019, used for the computation of basic earnings per share (“EPS”) is 39,490,014 and 35,393,407, respectively. Due to the loss incurred during Fiscal 2020 and 2019, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2020, and 2019, there was no significant liability for income tax associated with unrecognized tax benefits.

g)       Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $133 thousand of accounts receivable, net of provision, for doubtful debt of $9 thousand as of March 31, 2020 as compared to $84 thousand, net of provision, for doubtful debt of $6 thousand as of March 31, 2019.

h)       Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, Colombia, and Hong Kong, which at times may exceed applicable insurance limits. The cash and cash equivalents in the Company on March 31, 2020 and 2019, was approximately $7,258 thousand and $25,610 thousand, respectively.

i)        Short-term and long-term investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agency and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost which approximates fair value. Available-for-sale securities: Investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except as indicated in the following sentence. All or a portion of the unrealized holding gain and loss of an available-for sale security that is designated as being hedged in a fair value hedge shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 35-4.

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company enjoys significant interest, the Company has accounted for the investment based on the equity method in accordance with ASC 323, “Investments – Equity method and Joint Ventures”. Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income (loss) is recognized in other comprehensive income (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321 “Investments-Equity Securities”.

j)        Property, plant and equipment (PP&E)

Property and equipment are recorded at cost net of accumulated depreciation and depreciated over their estimated useful lives using the straight-line method.

Upon retirement or disposition, cost and related accumulated depreciation of the property and equipment are de-recognized, and any gain or loss is reflected in the results of operation. Cost of additions and substantial improvements to property and equipment are capitalized. The cost of maintenance and repairs of the property and equipment are charged to operating expenses as incurred.

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

The carrying amounts of the Company’s financial instrument includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to the nature of the items. Please refer to Note -16 “Fair value of financial instruments”, for further information.

l)        Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable and unbilled accounts receivable, if any. The Company places its cash, investments in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. During Fiscal 2020, sales were spread across customers in Asia and U.S. and the credit concentration risk is low.

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

n)       Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. We record associated legal fees as incurred. Information regarding our commitments and contingencies is incorporated by reference in Note 12 of this Annual Report on Form 10-K.

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

p)       Change in inventory valuation method

On April 1, 2019, the Company changed its methodology for the valuation of inventory from first-in-first-out to weighted average cost method. The newly adopted accounting principle is preferable because the weighted average cost method of accounting for all inventories will improve financial reporting by better matching revenues and expenses and better reflecting the current value of inventory. The change did not impact the financial statements for the prior years.

q)       Inventory

Inventory is valued at the lower of cost or net realizable value, net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods and work-in-progress such as extracted crude oil, CBD isolate, growing crops, crude oil, herbal oils, among others. Work-in-progress also includes product manufacturing in process, costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

Harvested crops are measured at net realizable value, with changes recognized in profit or loss only when the harvested crop:

-     has a reliable, readily determinable, and realizable market value;

-     has relatively insignificant and predictable costs of disposal; and

-     is available for immediate delivery.

The Company believes its harvested crops does not have a readily available market. Hence, the Company values its harvested crops at cost.

r)       Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In Fiscal 2020, there were no impactful breaches in cybersecurity.

s)       Research and Development Expenses

During Fiscal 2020 and 2019, the Company recorded research and development expenses of approximately $1 million and $1.3 million, respectively. All research and development costs are expensed in the period in which they are incurred.

t)        Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of our share of net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill on acquisition of subsidiaries would be disclosed separately. Goodwill is stated at cost less impairment losses incurred, if any. As of March 31, 2020, there was no Goodwill.

u)       Leases

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

Lessee Accounting

The Company adopted ASU 2016-02 effective April 1, 2019 using the modified retrospective approach. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In connection with the adoption, the Company will elect to utilize the modified retrospective presentation whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

Under ASU 2016-02 (Topic 842), lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of March 31, 2020.

The Company categorizes leases at their inception as either operating or finance leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.

v)  Recently issued and adopted accounting pronouncements

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

Not yet adopted

Disclosures: In August 2018, the FASB issued ASU 2018-13. Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements

Collaborative Arrangement: Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

NOTE 3 – INVENTORY

On April 1, 2019, the Company changed its methodology for the valuation of inventory from first-in-first-out to weighted average cost method. The newly adopted accounting principle is preferable because the weighted average cost method of accounting for all inventories will improve financial reporting by better matching revenues and expenses and better reflecting the current value of inventory. The change did not impact the financial statements for the prior years.

	(in thousands)
	As of March 31, 2020 ($)	As of March 31, 2019 ($)
Raw Materials	227	-
Work-in-Progress	3,713	248
Finished Goods	305	-
Total	4,245	248

Inventory in the form of work-in-progress as of March 31, 2020, is comprised of, but not limited to, various hemp-based extracts such as, crude oil, hemp distillate, and hemp isolate. The Company accounts all hemp extracts as work-in-progress until they are in the processing facility. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overhead and the depreciation of farming equipment, among others.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31, 2020 ($)	As of March 31, 2019 ($)
Advances to suppliers and consultants	558	600
Other advances	16	120
Advances for Property, Plant and Equipment	259	-
Statutory advances	27	43
Prepaid expense and other current assets	180	18
Total	1,040	781

The Advances to suppliers and consultants primarily relate to retainers given to attorneys and advance to suppliers in our infrastructure business. Advances for Property, Plant and Equipment include advance paid for equipment for processing facility in the State of Washington.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of March 31, 2020 ($)	As of March 31, 2019 ($)
Patents	125	-
Other intangibles	20	-
Amortization	(10)	-
Total amortized intangible assets	135	-

Unamortized intangible assets
Patents	107	184
Trademarks	10	-
Total unamortized intangible assets	117	184
Total Intangible assets	252	184

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 10 patents and 26 trademarks. It also includes acquisition costs related to brands and domains.

The amortization of patent and patent rights is up to 20 years, commencing from the date of grant. The amortization of website/domains is up to 10 years. Trademarks and other patents that have not been granted have not been amortized. The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets.

The Company regularly reviews its Intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of March 31, 2020, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2021	11
For the year ended 2022	13
For the year ended 2023	16
For the year ended 2024	19
For the year ended 2025	22

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of March 31, 2020 ($)	As of March 31, 2019 ($)
Land	N/A	4,508	4,872
Buildings & facilities	25	2,540	1,268
Plant and machinery	5-20	3,867	1,603
Computer equipment	3	194	165
Office equipment	5	106	109
Furniture and fixtures	5	104	61
Vehicles	5	120	279
Construction in progress	N/A	768
Total Gross Value		12,207	8,357
Less: Accumulated depreciation		(2,427)	(2,471)
Total Property, plant and equipment, net		9,780	5,886

Depreciation expense in Fiscal 2020 and 2019, amounted to approximately $134 thousand and $59 thousand, respectively. The net increase in total Property, Plant & Equipment is primarily due to the purchase of an office building, a facility for clinical trials in Puerto Rico, and set-up of hemp cultivation, product manufacturing, processing and packaging facilities, in the U.S. subsidiaries during Fiscal 2020. The net decrease in land and accumulated depreciation is primarily due to foreign exchange translations as a result of a decline in value of Indian Rupee. The construction is progress relates to the Washington facility under construction. For more information, please refer to Note 20 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

	(in thousands)
	As of March 31, 2020 ($)	As of March 31, 2019 ($)
Investment in equity shares of unlisted company	11	21
Investment in MTP (i)	-	773
Total	11	794

(i)

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued Apogee 1.2 million shares of IGC’s common stock valued at $888 thousand for the purchase of a 24.9% ownership interest in Midtown Partners & Co., LLC (“MTP”). During Fiscal 2018, after considering several factors, the Company concluded that it no longer had significant influence over MTP. Hence, we do not record any impact from MTP’s earnings/(losses) and instead we maintain the same value of approximately $773 thousand since Fiscal 2017. In the last quarter of Fiscal 2020 Midtown Partners LLC became noncompliant with FINRA. Based on this and the Company impaired its investment in MTP.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of March 31, 2020 ($)	As of March 31, 2019 ($)
Claims receivable (1)	374	404
Non-current deposits	24	18
Non-current advances (2)	212	456
Total	610	878

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala. As of March 31, 2020, the receivable is due for over one year. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that CIA will become insolvent and unable to make the payment. While the Company has initiated collection proceedings, it believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The decrease in claims receivable was mainly due to foreign exchange translation as a result of a decline in value of Indian Rupee.

(2)

Includes a loan of $200 thousand, to one of our manufacturers, for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021. The decrease is due to a provision for advances of $240 thousand in Fiscal 2020.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short- term lease expense and cash paid for Fiscal 2020 and 2019 are approximately $206 thousand and $135 thousand, respectively. The Company also has an operating lease as on March 31, 2020.

In November 2019, the Company entered into an office lease agreement with lease a term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020 to November 30, 2025. The annual lease expense is approximately $123 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The weighted average remaining lease term for the operating lease is 5.67 year and discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discount lease payments based on an estimate of its incremental borrowing rate.

(in thousands) Year Ended March 31, 2020 ($)
Operating lease costs	10
Short term lease costs	206
Variable lease costs	-
Total lease costs	216

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

(in thousands)
Year Ended March 31, 2020 ($)
Assets
Operating lease asset	574
Total lease assets	574

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	89
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	485
Total lease liability	574

Supplemental cash flow and non-cash information related to leases is as follows:	(in thousands) Year Ended March 31, 2020 ($)
Cash paid for amounts included in the measurement of lease liabilities
– Operating cash flows from operating leases	10
Right-of-use assets obtained in exchange for operating lease obligations	581

As of March 31, 2020, the following table summarizes the maturity of our lease liabilities:

Mar-21	116
Mar-22	119
Mar-23	122
Mar-24	125
Mar-25	128
Mar-26	87
Less: Present value discount	(123)
Total Lease liabilities	574

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of March 31, 2020 ($)	As of March 31, 2019 ($)
Salaries and other contribution	424	115
Provision for expenses	412	355
Other current liability	298	39
Total	1,134	509

Salaries and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses, including a provision of $200 thousand for the lawsuit as discussed in Note 12, Commitments and contingencies. Other current liability also includes $89 thousand of current operating lease liability in Fiscal 2020 and statutory payables of approximately $27 thousand and $4 thousand as of March 31, 2020 and 2019, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Short-term loan:

As of March 31, 2020, the Company had one secured loan of $50 thousand, at an annual interest rate of 15%.

Other Liability:

	(in thousands)
	As of March 31,
	2020 ($)	2019 ($)
Statutory reserve	16	15
Total	16	15

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2020, except as disclosed below.

As of March 31, 2020, several law firms have filed shareholder lawsuits, including three derivative suits (two of which have been consolidated), citing, among other things, the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. During the quarter ended September 30, 2019, the Company reached a preliminary agreement to resolve all derivative suits, subject to agreement on specific final terms of settlement and approval by the court. In January 2020, the Company and the named defendant directors and officers reached agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement, and all parties executed a mutually acceptable settlement agreement. Pursuant to the settlement agreement, which was filed with the Court as an exhibit to an Amended Consent Motion for Preliminary Approval of Derivative Settlement on April 30, 2020, the Company will adopt certain corporate governance modifications, and the derivative plaintiffs will receive $200,000.00 from the Company’s insurer to cover their attorneys’ fees and a nominal service award. The Company has created a provision for $200,000 as of March 31, 2020. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits. For the current state of the consolidated Shareholder Class Action Litigation, please refer to Note 21 - Subsequent Events.

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

NOTE 13 – SECURITIES

As of March 31, 2020, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001, and 39,320,116 shares of common stock were issued and outstanding. The Company is also authorized to issue of up to 1,000,000 shares of preferred stock, par value $0.0001 per share. The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into common stock and warrants.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services, provided in Maryland, and $6,100 per month for facilities and services provided in the State of Washington. The payment for the facilities and services provided in the State of Washington ended on December 31, 2019.

NOTE 15 – STOCK-BASED COMPENSATION

During Fiscal 2020, no stock options were granted under 2018 Omnibus Incentive Plan (“2018 ESOP Plan”). During Fiscal 2020, 252 thousand restricted share units, vesting over three years, were granted as inducement shares to employees. These inducement shares are not part of 2018 ESOP Plan.

On February 25, 2020, the Company filed a Registration Statement on Form S-8 which registered 4 million shares of common stock $0.0001 par value of the Company issuable pursuant to the 2018 ESOP Plan, along with 2 million shares as a special grant of common stock to be issued, from time to time and at the Company’s Board of Directors’ discretion, to current and new directors, officers, employees, and advisors, as approved by the Company’s shareholders on January 7, 2020. The Company has granted 1,610 thousand restricted stock and restricted stock units from the special grant fair valued at $521 thousand vesting between Fiscal 2021 and 2022.

As of March 31, 2020, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans: a total of 6,432,127 shares of common stock have been issued to employees and advisors; 1.7 million restricted share units fair valued at $621 thousand with a weighted average value of $0.37 per share, have been granted; along with options held by Advisors to purchase 160 thousand shares of common stock fair valued at $65 thousand, that have been granted but are to be issued over a vesting period, between Fiscal 2020 and Fiscal 2024.

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2020	Granted in Fiscal 2019
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.57%	0.70%
Expected volatility	249%	119.5%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the general and administrative expenses (including research and development). For Fiscal 2020, the Company’s share-based expense and option-based expense shown in general and administrative expenses and (including research and development) were $747 thousand and $23 thousand, respectively.

For Fiscal 2019, the share-based expense and option-based expense for employees and advisors were $515 thousand and $59 thousand, respectively, of which $515 thousand share-based expense and $48 thousand option-based expense related to general and administrative expenses (including research and development).

	(in thousands)
Non-vested shares	Shares (#)	Weighted average grant date fair value ($)
Non-vested shares as on March 31, 2019	1,750	0.45
Granted	1,787	0.38
Vested	(1,686)	0.42
Cancelled/Forfeited	-	-
Non-vested shares as on March 31, 2020	1,851	0.40

	(in thousands)
Options	Shares (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as on March 31, 2019	270	0.45	0.41
Granted	-		-
Exercised	(60)	0.45	0.30
Cancelled/Forfeited	(50)	0.58	0.60
Options outstanding as on March 31, 2020	160	0.40	0.39

There was combined unrecognized expense of $671 thousand related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 1.32 years.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2020, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The increase in value of marketable securities is comprised of re-invested income of approximately $86 thousand and approximately $4 thousand unrealized gain during Fiscal 2020. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7 – Investments in Non-Marketable Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2020

Cash and cash equivalents:	7,258	-	-	7,258
Total cash and cash equivalents	7,258	-	-	7,258

Investments:
-Marketable securities	5,081	-	-	5,081
-Non-marketable securities	-	-	11	11
Total Investments	5,081	-	11	5,092

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2019

Cash and cash equivalents:	25,610	-	-	25,610
Total cash and cash equivalents	25,610	-	-	25,610

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	794	794
Total Investment	-	-	794	794

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

	(in thousands)
	Year Ended March 31,
	2020 ($)	2019 ($)
Projected Benefit Obligation (PBO) at the beginning of the year	16	15
Foreign exchange adjustment	(2)	-
Service cost	1	1
interest cost	1	1
Benefits paid	-	-
Actuarial (gain)/loss	-	(1)
PBO at the end of the year	16	16

Funded status	16	15

Net gratuity cost for the years ended March 31, 2020 and 2019 included:

	(in thousands)
	Year Ended March 31,
	2020 ($)	2019 ($)
Service cost	1	1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Actuarial (gain)/loss	-	(1)
Net gratuity cost	1	-

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year Ended March 31,
	2020	2019
Discount rate	7.25%	7.50%
Rate of increase in compensation levels	5%	7%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The expected payout of the accumulated benefit obligation as of March 31 is as follows.

	(in thousands)
	As of March 31,
	2020 ($)	2019 ($)
Expected contribution during the year ending Year 1	1	5
Expected benefit payments for the years ending March 31:
Year 2	8	2
Year 3	2	0.5
Year 4	1	4
Year 5	-	0.3
Thereafter	5	6

Provident fund. In addition to the above benefits, all employees in India receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Government’s provident fund.

NOTE 18 – INCOME TAXES

The Company calculates its provision for foreign and U.S. federal income taxes based on the current tax law. As the Company maintains a full valuation allowance against its deferred tax assets, there is no income tax expense recorded related to this change other than the Federal AMT credit which are refundable due to the passage of tax reform.

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary.

Income tax expense/(benefit) for each of the years ended March 31 consists of the following:

	Year Ended March 31, (in thousands)
Income Tax Expense
	2020 ($)	2019 ($)
Net Income Loss before tax	(7,315)	(4,095)
Tax rate	21%	21%

Expected income tax recovery	(1,536)	(860)
Impact of tax rate differences in foreign jurisdictions	(7)	-
Tax rate changes and other adjustments	(3,085)	860
Permanent differences	243	-
Change in valuation allowance	4,385	-
	-	2

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for each of the years ended March 31 are approximated as following:

	Year Ended March 31, (in thousands)
Deferred income taxes
	2020 ($)	2019 ($)

Net operating loss carry-forwards foreign	618	-
Non-capital loss carry-forwards – USA	5,087	758
Temporary differences	(562)	-

Net deferred tax asset	5,143	758
Valuation allowance	(5,143)	(758)
	-	-

 The table below sets forth the details of expiration of the non-financial carried forward losses of the Company as of March 31, 2020 as under:

Year	Amount (in thousands) ($)
2022	384
2023	36
2024	1,584
2025	51
2026	336
2027	3
2028	13
2029	49
2030	37
2031	3,081
2032	4,141
2033	627
2034	1,269
2035	1,735
2036	1,176
2037	819
2038	1,256
2039	4,131
2040	5,954
Total	26,682

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current operating results management cannot conclude that it is more likely than not that such assets will be realized. The Company files income tax returns in India, Hong Kong, Colombia, and the U.S.

NOTE 19 – REVENUE RECOGNITION

Revenue in the Infrastructure Business is recognized for the renting business when the equipment is rented, and terms of the agreement has been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer.  Revenue from the execution of infrastructure contracts is recognized on the basis of output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. We license our products to processors. The royalty income is recognized once goods have been sold to its customer by the processor.

Net sales disaggregated by significant products and services for Fiscal 2020 and Fiscal 2019 were as follows:

	(in thousands) Year Ended March 31,
	2020 ($)	2019 ($)
Infrastructure segment
Rental income (1)	7	30
Construction contracts (2)	101	-
Purchase and resale of physical commodities (3)	3,553	5,061

Life Sciences segment
Wellness and Lifestyle (4)	386	25
Tolling/White labeling service (5)	25	-
Total	4,072	5,116

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution contracts directly or through subcontractors. There was revenue of $101 thousand from the $1.1 million NHAI construction contracts during Fiscal 2020. The Company expects to complete the project 12 and 15 months.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, wooden doors, marble, and tiles.

(4) Relates to revenue from Life Sciences segment such as sale of hemp crude extract, hemp isolate, and hemp distillate and royalty income from sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

(5) Relates to income from tolling and white label services.

NOTE 20 – SEGMENT INFORMATION

FASB ASC No. 280, “Segment Reporting” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on our integration and Management strategies, we operate in two reportable segments: (i) Infrastructure segment and (ii) Life Sciences segment.

The Company’s CODM is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Life Sciences segment started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: a) Infrastructure Business and b) Life Sciences segment. The Company does not include intercompany transfers between segments for management reporting purposes.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Fiscal 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	3,661	90%
Life Sciences segment	411	10%
Total	4,072	100%

	(in thousands)
Segments	Fiscal 2019 ($)	Percentage of Total Revenue (%)

Infrastructure segment	5,091	99%
Life Sciences segment	25	1%
Total	5,116	100%

For information for revenue by product and service, refer Note 19, “Revenue Recognition”.

2)     The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Fiscal 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	108	3%
	(2) Hong Kong	3,553	87%
North America	U.S.	411	10%
Total		4,072	100%

		(in thousands)
Segments	Country	Fiscal 2019 ($)	Percentage of Total Revenue (%)

Asia	(1) India	70	1%
	(2) Hong Kong	5,021	98%
North America	U.S.	25	1%
Total		5,116	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2020 ($)
Intangible assets, net	252	-	252
Property, plant and equipment, net	5,216	4,564	9,780
Investments in unlisted securities	-	11	11
Claims and advances	200	410	610
Operating lease asset	574	-	574
Total non-current assets	6,242	4,985	11,227

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2019 ($)
Intangible assets, net	184	-	184
Property, plant and equipment, net	958	4,928	5,886
Investments in unlisted securities	773	21	794
Claims and advances	440	438	878
Operating lease asset	-	-	-
Total non-current assets	2,355	5,387	7,742

NOTE 21 – SUBSEQUENT EVENTS

In January 2020, the Company entered into a binding agreement for the settlement of three (3) previously disclosed derivative lawsuits: Erny v. Mukunda, et al., Civil Action No. 1:18-cv-03698-DKC, filed in the United States District Court for the District of Maryland on November 30, 2018; Hamdan v. Mukunda, et al., Civil Action No. 8:19-cv-00493-DKC, filed in the United States District Court for the District of Maryland on February 20, 2019; and Patel v. Mukunda, et al., Civil Action No. 8:19-cv-01673-PWG, filed in the United States District Court for the District of Maryland on June 6, 2019. Pursuant to the settlement agreement, which was filed with the Court as an exhibit to an Amended Consent Motion for Preliminary Approval of Derivative Settlement on April 30, 2020, the Company will adopt certain corporate governance modifications, and the derivative plaintiffs will receive $200,000.00 from the Company’s insurer to cover their attorneys’ fees and a nominal service award. Shareholders were given notice of the proposed settlement through the Company’s filing of an SEC Form 8-K report, the issuance of a press release, publication in Investor’s Business Daily, and posting in the “Investors” section of the Company’s website, all of which were deemed by the court to constitute sufficient notice to shareholders of the settlement. Shareholders were given the opportunity to assert objections to the final settlement, and no objections were received by the parties to the derivative suit or filed with the court. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits.

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note and Agreement for a loan of approximately $430,000. The Loan is established under the terms and conditions of the SBA program of the United States Small Business Administration (“SBA”) and the USA CARES Act (2020)(H.R. 748)(15 U.S.C 636 et seq.) (the “Act”) and matures after 2 years on May 3, 2022, with monthly repayments of approximately $18,000 commencing November, 2020. On May 5, 2020, the Company also received Economic Injury Disaster Loan Emergency Advance for $10,000 and an Economic Injury Disaster Loan for approximately $150 thousand on June 11, 2020.

We continue to monitor the impact from restrictions imposed by the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Revenue from the infrastructure segment continues to be adversely affected as we are unable to fully deploy our workforce. In response to the evolving circumstances, we adapted our facilities to manufacture, label, and distribute FDA-registered alcohol-based hand sanitizers and hand rubs. While there is a general lack of visibility, we anticipate drastically reduced revenue from Infrastructure, compensated by increased revenue in the Life Sciences segment based on the strategic positioning.

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

(b) Changes in internal control over financial reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during Fiscal 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during Fiscal 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

Item 9B. Other Information

As previously disclosed in a Form 8-K filed on May 13, 2020 (the “Form 8-K”), the Company entered into a Share Purchase Agreement (the “Agreement”) on May 11, 2020 to acquire the remaining 80% of Evolve 1, Inc., a Washington corporation (“Evolve”) that the Company did not own. While the Form 8-K was filed under both Item 1.01-- Entry into a Material Definitive Agreement and Item 2.01-- Completion of Acquisition or Disposition of Assets, as indicated in the Form 8-K, the closing of the Agreement is subject to certain closing conditions and accordingly the reference to Item 2.01-- Completion of Acquisition or Disposition of Assets was inadvertent. While there can be no assurance, the Company believes the closing of the acquisition will occur in the second quarter of Fiscal 2021.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers, and directors

The names, ages, and positions of our executive officers and directors as of March 31, 2020 were as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer and Director (Class C director)	61	2005	2022

Richard Prins	Chairman of the Board of Directors (Class B director)	63	2007	2021

Sudhakar Shenoy	Director (Class A director)	71	2005	2020

Claudia Grimaldi	Vice-President and Principal Financial Officer	49	—	—

Rohit Goel	Manager & Principal Accounting Officer	26	—	—

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as CEO and President since April 29, 2005. He is responsible for general management and over the past six years has been largely responsible for the Company’s strategy and positioning in the medical cannabinoids industry. He has been the chief-inventor and architect of all patent filings by the Company, and the thrust into R&D and medical trials, which support the Company’s desire to bring low cost medications that address diseases and ailments that affect mankind. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, that he took public in 1997 on NASDAQ. Prior to Startec, he served as Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively, and managed companies in Europe and Asia. He has over 20 years of experience managing public companies and has acquired and integrated over 20 companies. His in-depth business experience in the medical cannabinoids industry, his knowledge of U.S. capital markets, capital structuring, international joint ventures, and broad science and engineering background make him well qualified to serve as a director of our Company.

Richard Prins has been our Chairman and Audit Committee Chairman since 2012 and has served as a Director since May 2007. Mr. Prins has extensive experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW). Mr. Prins served in a consulting role to RBC until January 2009. Mr. Prins currently serves on one other board, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. Mr. Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting, and internal controls over financial reporting. His knowledge of the pharmaceutical industry and experience with U.S. capital markets make him well qualified to serve as a director of our Company.

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

Claudia Grimaldi, Vice-president and PFO, is responsible for managing the accounting and finance teams in various countries and is responsible for ensuring timely and accurate statutory and regulatory compliance (SEC, FINRA, NYSE, IRS, XETRA 2, among others). She has more than ten years of experience with SEC filings, regulatory compliance and disclosures, having held increasing responsibilities first as Manager of financial reporting and compliance from May 2011 to 2013 and then as then as General Manager financial reporting and compliance from 2013 to May 2018. She also serves as a Director/Manager for some of our subsidiaries. Ms. Grimaldi graduated summa cum laude from Javeriana University, a top five university in Colombia, with a Bachelor of Arts in Psychology. She holds an MBA in General Management, graduating with Highest Honors, from Meredith College, in North Carolina. She is a member of Delta Mu Delta International Honor Society. In addition, she has attended the Darden School of Business Financial Management Executives program at the University of Virginia, and SEC reporting and compliance seminars. She is also fluent in both English and Spanish.

Rohit Goel has been our Principal Accounting Officer (PAO) since September 2017. As the PAO, he is responsible for all accounting matters relating to the Company. His previous experience includes leading USGAAP audit teams and leading or assisting in the statutory audit of limited and private companies in various industries including telecom, stock brokerage, manufacturing, education, banking, and digital marketing.

Executive officers are appointed by our Board of Directors. Each executive officer holds his or her office until he or she resigns or is removed by the Board or his or her successor is elected and qualified. All directors hold office until the annual meeting of the stockholders in the year set forth above in the table and until their successors have been duly elected or qualified. There are no family relationships between any of our executive officers or directors. For information on legal proceedings against the Company or its officers and executive directors, please refer to Item 3. Legal Proceedings.

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class A director, consisting of Sudhakar Shenoy, will expire at the 2020 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2021 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda, will expire at the 2022 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

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

The Compensation Committee was responsible for determining executive compensation and the award of stock, and stock options to employees, advisors, and directors during Fiscal 2020. No consultants were used by the Compensation Committee during this fiscal.

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

Disclosure Committee

The CEO and the PFO supervise and oversee the Disclosure Committee. The Disclosure Committee’s responsibilities are to design, implement and regularly evaluate the Company’s internal controls and procedures, to ensure that the company provides the stakeholders, including the Securities and Exchange Commission (SEC), security holders, and the investment community, disclosures that comply with regulations and other compliance obligations. The Disclosure Committee will review all required material and relevant reports related to disclosure statements, including annual reports on Form 10-K, quarterly reports on Form 10-Q, press releases, and social media containing financial information and other related public documents. The Disclosure Committee meets not less than once per quarter and reviews and reassess the adequacy of the Disclosure Committee’s Charter at least annually.

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

Board and committee meetings

During Fiscal 2020, there were thirteen Board meetings, seven meetings of the Audit Committee and four Compensation Committee meetings, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

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

Annual meeting attendance

We do not have a formal policy requiring directors to attend stockholder meetings, but we encourage members of the Board of Directors to attend the annual meeting of stockholders. All directors, either in person or telephonically, attended the 2019 annual shareholders meeting.

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

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during Fiscal 2020. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that Fiscal 2020’s filing requirements under Section 16(a) of the Exchange Act have been satisfied.

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

Summary Compensation Table

(in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award (1) ($)	Other compensation (4) ($)	Total Compensation ($)
Ram Mukunda (2)	2020	300	200	210	9	719
President and CEO	2019	300	100	277	35	712

Claudia Grimaldi (3)	2020	150	110	60	1	321
Vice President, PFO	2019	145	-	139	13	297

(1)	The Stock Award amounts reported represent the fair value of stock awards to the named executive officer as computed using the closing price for the day the issuance was granted.
(2)

The Company owes the CEO approximately $6 thousand as of March 31, 2020. The 2020 stock award vests over one year. We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services, provided in Maryland, and through December 2019, we paid $6,100 per month for facilities and services provided in Washington State. These amounts are not intended as compensation to our CEO and therefore not included in the table.

(3)	Ms. Grimaldi serves as Vice president and Principal Financial Officer. The Company owes the PFO approximately $6 thousand as of March 31, 2020.
(4)	Includes life insurance.

Outstanding Equity Awards at Fiscal End

(in thousands)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Ram Mukunda	700	210
Claudia Grimaldi	200	60

Compensation of Directors

(in thousands)

The following table shows information regarding the compensation earned or paid during Fiscal 2020 to non-employee directors who served on the Board during the year. The compensation paid to Mr. Mukunda is shown in the table entitled “Summary Compensation Table

Name	Stock awards ($)	Total Compensation ($)
Sudhakar Shenoy	38	38

Richard Prins	75	75

No cash compensation was awarded to, earned by, or paid to the directors in Fiscal 2020 for service as directors. All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above. The stock awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program. The grant date fair value for RSUs and restricted stock is measured based on the closing price of IGC’s common stock on the date of grant. No options are issued and outstanding to our Directors.

Assumptions used in the calculation of these amounts for Fiscal 2020 are included in Note 15, “Stock-Based Compensation” to the Company’s audited financial statements for Fiscal 2020, included in this report. The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

Employment contracts

Ram Mukunda has served as President and Chief Executive Officer of our Company since its inception. On July 14, 2014, the Company, IGC-Mauritius (“IGC-M”), and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, which is effective until July 2020, we pay Mr. Mukunda a base salary of $300,000 per year. Mr. Mukunda’s employment agreement has been extended again for an additional year to July 2021. The Employment Agreement provides that the Board of Directors of our Company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis. Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of rental payments for the car and reimbursement of business expenses).

Claudia Grimaldi has served as Vice President and Principal Financial Officer of the Company since May 9, 2018. On June 14, 2019, the Company and Ms. Grimaldi entered into an Employment Agreement that expires on May 8, 2023 (the “2019 Employment Agreement”). Pursuant to the Employment Agreement, we pay Ms. Grimaldi a base salary of $150,000 per year. The Employment Agreement provides that the Company may review and update performance targets and contract bonuses on an annual basis. Ms. Grimaldi is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, and a car (subject to partial reimbursement by Ms. Grimaldi of rental payments for the car).

The term of both the 2014 and 2019 Employment Agreements is five years, after which the Agreements continue unless terminated. The Employment Agreements are terminable by us for death, disability, and cause. In the event of a termination without cause, including a change of control, we would be required to pay Mr. Mukunda his full compensation for three years and Ms. Grimaldi, 1.5 years (18 months) of her base salary.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 24, 2020 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 24, 2020, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options or warrants to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company. The table below sets forth as of June 24, 2020, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owner/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned	Percentage of Class*
Ram Mukunda (2)	3,425	7%

Claudia Grimaldi	1,038	2%

Richard Prins	838	2%

Sudhakar Shenoy	820	2%

All Executive Officers and Directors as a group (4 persons)	6,121	13%

*Based on fully diluted 46,227,803 shares of common stock outstanding as of June 24, 2020.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 10224 Falls Road, Potomac, MD 20854.
(2)	The beneficial ownership table does not include 727,417 shares of common stock that is owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.

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

Review, approval, or ratification of related party transactions

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (MCA) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for Fiscal 2020. During the Company’s two most recent fiscal years ended March 31, 2020 and 2019, and through June 24, 2020, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates for Fiscal 2020 and Fiscal 2019. Except for Fiscal 2020 fee as specified otherwise in the table, we paid the corresponding fees to Manohar Chowdhry & Associates.

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

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	March 31,
	2020	2019

Audit Fees - Manohar Chowdhry & Associates (i)	$62	$58
Audit-Related Fees - Manohar Chowdhry & Associates	-	-
Tax Fees	7	7
All other Fees	-	-
Total	$69	$65

(i) Includes internal control audit fees in Fiscal 2019.

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in Fiscal 2020. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for Fiscal 2020 (the “Audited Financial Statements”):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•

The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for Fiscal 2020, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

•

The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management, and considered whether Manohar Chowdhry & Associates’ provision of non-audit services to the Company was compatible with the auditor’s independence; and

•

Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2020, for filing with the U.S. Securities and Exchange Commission.

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

(a) All Financial Statements

(b) Exhibits required by Item 601 of Regulation S-K

2.1

Share Purchase Agreement, by and Among India Globalization Capital, Inc., Evolve I, Inc., Jay Bohannon, individually and as Sellers’ Representative, and The individual Sellers Listed on Exhibit A to the Company’s Current Report on Form 8-K filed on May 13, 2020.

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).

3.2	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended and filed on February 14, 2006 (Reg. No. 333-124942)).
4.1	Description of Common Stock (incorporated by reference to prospectus supplement filed on Oct 2, 2018 to Prospectus effective May 11, 2018)
4.2	Specimen Warrant Certificate for warrants issued in the December 2010 public offering (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as filed on October 27, 2010 (Reg. No. 333-163867)).
10.01**	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 10, 2017).
10.02**	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated July 14, 2014*
10.03**	Employment Agreement between India Globalization Capital, Inc. and Claudia Grimaldi dated June 14, 2019 (incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K dated June 14, 2019).
10.04

The definitive license agreement with the University of South Florida making IGC the exclusive licensee of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 12, 2017).

18.1*	Preferability Letter from Manohar Chowdhry & Associates
21.1*	Subsidiaries of India Globalization Capital, Inc.
23.1*	Consent of Manohar Chowdhry & Associates.
31.1*	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2*	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1*	Certificate pursuant to 18 USC. § 1350.
32.2*	Certificate pursuant to 18 USC. § 1350.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

*** Furnished herewith

Item 16. FORM 10 - K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: July 10, 2020	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: July 10, 2020	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 10, 2020	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 10, 2020	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president
(Principal Financial Officer)

Date: July 10, 2020	/s/ Rohit Goel
Rohit Goel
(Principal Accounting Officer)

Date: July 10, 2020	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: July 10, 2020	/s/ Sudhakar Shenoy
Sudhakar Shenoy
Director