Form 10-Q
period 2020-06-30
India Globalization Capital, Inc.
filed 2020-08-19
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

41,196,130 shares of our common stock were outstanding as of July 23, 2020.

 | June 30, 2020 Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

  | June 30, 2020 Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. Such statements are based on currently available information, which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business. Our success is highly correlated with the success of our product candidates. We may not be able to protect our intellectual property adequately or receive patents. We may not receive regulatory approval for our products, or trials. An additional risk factor worth highlighting specifically related to the patent licensing described herein is that the patent applications we have licensed may not be granted by the United States Patent and Trademark Office (“USPTO”), even if the Company is in full compliance with USPTO requirements. We may not have adequate resources including financial resources, to successfully conduct all requisite clinical trials, to bring a product based on the above-referenced patented formulations to market, or to pay applicable maintenance fees over time. We may not be able to successfully commercialize our products even if they are successful and receive regulatory approval. The Company may not be able to complete human trials, or, once conducted, human trial testing results may not be favorable or as anticipated.  Our projections anticipate stable pricing, which may not hold out over the next several years. Failure or delay with respect to any of the factors above could have a material adverse effect on our business, future results of operations, our stock price, and our financial condition. Precautions including social distancing, travel restrictions, among others, surrounding the COVID-19 pandemic could lead to delays and a more expensive trial.  This document also contains statements and claims that are not approved by the Food & Drug Administration (“FDA”), including statements on hemp and hemp extracts including cannabidiol and other cannabinoids. These statements and claims are intended to be in compliance with state laws, specifically in states where medical cannabis has been legalized, and the diseases which we anticipate our products will target are approved conditions for treatment or usage with cannabis/cannabinoids. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections subject to risks and uncertainties, including those identified in the “Risk Factors” set forth in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on July 13, 2020, and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

| June 30, 2020 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

(Unaudited)

	June 30, 2020 ($)	March 31, 2020 ($)
ASSETS
Current assets:
Cash and cash equivalents	2,703	7,258
Marketable securities	5,098	5,081
Accounts receivable, net	264	133
Inventories	6,523	4,245
Deposits and advances	1,414	1,040
Total current assets	16,002	17,757

Intangible assets, net	275	252
Property, plant and equipment, net	10,603	9,780
Non-Marketable securities	260	11
Claims and advances	606	610
Operating lease asset	553	574
Total long-term assets	12,297	11,227
Total assets	28,299	28,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,099	762
Accrued liabilities and others	1,220	1,134
Short-term loans	-	50
Total current liabilities	2,319	1,946

Long-term loans	630	-
Other liabilities	16	16
Operating lease liability	471	485
Total non-current liabilities	1,117	501
Total liabilities	3,436	2,447

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 per value: authorized 1,000,000 shares, no share issued or outstanding as on June 30, 2020 and March 31, 2020	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 41,196,130 and 39,320,116 shares issued and outstanding as on June 30, 2020 and March 31, 2020, respectively.	95,020	94,754
Accumulated other comprehensive loss	(2,908)	(2,850)
Accumulated deficit	(67,249)	(65,367)
Total stockholders' equity	24,863	26,537
Total liabilities and stockholders' equity	28,299	28,984

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share)

(Unaudited)

	Three months ended June 30,
	2020 ($)	2019 ($)
Revenues	584	1,649
Cost of revenues	(538)	(1,608)
Gross profit	46	41
Selling, general and administrative expenses	(1,755)	(1,249)
Research and development expenses	(222)	(247)
Operating loss	(1,931)	(1,455)
Other income – net	49	76
Loss before income taxes	(1,882)	(1,379)
Income taxes expense	-	-
Net loss attributable to common stockholders	(1,882)	(1,379)
Foreign currency translation adjustments	(58)	19
Comprehensive loss	(1,940)	(1,360)

Loss per share attributable to common stockholders:
Basic & diluted	$(0.05)	(0.03)
Weighted-average number of shares used in computing loss per share amounts:	40,189	39,508

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three Months Ended June 30, 2019	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Common stock-based compensation & expenses, net	10	208			208
Net loss	-	-	(1,379)	-	(1,379)
Loss on foreign currency translation	-	-	-	19	19
Balances as of June 30, 2019	39,512	94,251	(59,431)	(2,400)	32,420

Three Months Ended June 30, 2020
Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1,776	166	-	-	166
Common stock issued for investment	100	100	-	-	100
Net loss	-	-	(1,882)	-	(1,882)
Loss on foreign currency translation	-	-	-	(58)	(58)
Balances as of June 30, 2020	41,196	95,020	(67,249)	(2,908)	24,863

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2020 ($)	2019 ($)
Operating activities:
Net loss	(1,882)	(1,379)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	77	17
Common stock-based compensation and expenses, net	166	208

Changes in:
Accounts receivables	(157)	(105)
Inventory	(2,277)	(1,717)
Deposits and advances	(479)	(71)
Claims and advances	24	(17)
Accounts payable	377	192
Accrued and other liabilities	163	-
Net cash used in operating activities	(3,988)	(2,872)

Investing activities:
Purchase of property, plant and equipment	(944)	(1,173)
Investment in marketable securities	(17)	(5,009)
Investment in non-marketable securities	(149)	-
Acquisition and filing cost of patents and rights	(26)	(4)
Net cash used in investing activities	(1,136)	(6,186)

Financing activities:
Proceeds from long- term loan	580	-
Net cash provided by financing activities	580	-

Effects of exchange rate changes on cash and cash equivalents	(11)	2
Net increase/(decrease) in cash and cash equivalents	(4,555)	(9,056)
Cash and cash equivalents at the beginning of the period	7,258	25,610
Cash and cash equivalents at the end of the period	2,703	16,554

Supplementary information:
Cash paid for interest	-	2
Non-cash items:
Common stock issued/granted including ESOP, consultancy and patent acquisition	166	15

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2020 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2020

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company”, “we,” “our” and/or “us” refer to India Globalization Capital, Inc., together with our subsidiaries and beneficially owned subsidiary. Our filings are available on www.sec.gov. The information contained on our websites, including www.igcinc.us, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

IGC has two segments: Infrastructure and Life Sciences. The Company’s Infrastructure Business, managed from India, involves: (a) the execution of construction contracts, (b) the purchase and resale of physical commodities used in infrastructure and (c) the rental of heavy construction equipment. Information about our infrastructure products and service offerings is available at www.igcinc.us. Our revenue for the three months ended June 30, 2019 was primarily derived from this segment.

The Company’s Life Sciences segment, formerly known as the Plant and Cannabinoid business, managed from the United States (“U.S.”), involves: (a) the development of potential new drugs, subject to applicable regulatory approvals, (b) several CBD-based and non-CBD-based products and brands in various stages of development, for sale online and through stores, including non-CBD-based hand sanitizers, among others, (c) wholesale of hemp extracts including hemp crude extract and hemp isolate, among others, (d) hemp growing and processing facilities, (e) white labeling of hemp-based products and (f) the offering of tolling services like extraction and distillation to hemp farmers. Our revenue for the three months ended June 30, 2020, was primarily derived from this segment.

The current COVID-19 pandemic and the associated social distancing and reduced foot traffic to stores continues to adversely impact our ability to distribute products and provide services.

The Company’s principal office in the U.S. is in Maryland, and the Company has a facility in Washington State and offices in Colombia, Hong Kong, and India.

Business updates

●

On July 30, 2020, IGC received notice from the FDA to proceed with a 12-subject Phase 1 human clinical trial (“removal of full clinical hold”) on its Investigational New Drug Application (“INDA”), submitted under Section 505(i) of the Federal Food, Drug, and Cosmetic Act, for IGC-AD1. The Phase 1 trial will involve a randomized placebo controlled Multiple Ascending Dose (“MAD”) study to evaluate safety and tolerability of IGC-AD1 in subjects with mild to severe dementia due to Alzheimer’s disease. In addition, the study will evaluate pharmacokinetics (“PK”) and collect data on other factors. The Company’s IGC-AD1 formulation is based on a patent filed by the University of South Florida (“USF”) that uses a cannabinoid as one of the active ingredients. The Company has exclusive rights to the patent filing.

●

The Company has suffered losses and setbacks due to the COVID-19 pandemic, including being delayed in executing an ongoing construction contract, being unable to commission equipment, and having to slow down operations because of COVID-19.

●

In response to the COVID-19 pandemic, the Company manufactured and distributed alcohol-based hand sanitizers. The majority of our revenue for the three months ended June 30, 2020, is from the sale of hand sanitizers. In an effort to help some of the hardest hit communities, we donated hand sanitizers to the Federal Emergency Management Agency (“FEMA”), the Navajo Indians in Arizona, the Crow Indian reservation in Montana, and the Sioux reservation in South Dakota.

●

The Company is executing a road building contract in Kerala, India valued at approximately $1.1 million. The Company estimates that it will take between 12 and 15 months to complete the work. Work on this project has been temporarily delayed due to COVID-19. We expect to re-start the project as soon as COVID-19 restrictions are lifted, and we are able to deploy our work force.

●	On July 17, 2020, the Company filed a provisional patent application with the USPTO for its IGC-511 formulation for Cannabidiol based composition and method for treating pain.
●

On July 6, 2020, the United States District Court for the District of Maryland entered an order formally and finally approving the January 2020 formal settlement agreement between the derivative plaintiffs, the Company, and the named defendant directors and officers, thereby resolving all pending derivative suits. All derivative actions have now been formally terminated. Please refer Part II, Item 1, Legal Proceedings.

●

On May 12, 2020, the Company completed an investment under the terms of a Share Subscription Agreement (“SSA”) with Evolve I, Inc., a Washington corporation (“Evolve”), by transferring part of the consideration to Evolve. As of June 30, 2020, the Company owns an approximately 19.8% interest in Evolve.

 | June 30, 2020 Form 10-Q

Business Organization

As of June 30, 2020, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (“TBL”), IGCare, LLC (“IGCare"), Holi Hemp, LLC (“Holi Hemp”), IGC Pharma, LLC (“IGC Pharma”), SAN Holdings, LLC (“SAN Holdings”), Sunday Seltzer, LLC (“Sunday Seltzer”) and Colombia-based beneficially owned subsidiary Hamsa Biochem SAS (“Hamsa”). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

We have employees, contract workers and advisors in the U.S., India, Colombia, and Hong Kong.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2020 (“Fiscal 2020”) contained in the Company’s Form 10-K for Fiscal 2020, filed with the SEC on July 13, 2020, specifically in Note 2 to the consolidated financial statements.

Principles of consolidation

The interim statements include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the Management, the interim statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to: allowance for uncollectible accounts receivable; sales returns; normal loss during production; future obligations under employee benefit plans; the useful lives of property, plant, equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as Management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position, and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the condensed consolidated financial statements.

Presentation and functional currencies

IGC operates in India, U.S., Colombia and Hong Kong and a substantial portion of the Company’s financials are denominated in the Indian Rupee (INR), the Hong Kong Dollar (HKD) or the Colombian Peso (COP). As a result, changes in the relative values of the U.S. Dollar (USD), the INR, the HKD or the COP affect financial statements.

 | June 30, 2020 Form 10-Q

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

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. A short-term loan in the amount of approximately $50 thousand has been reclassified to non-current liability from current liability.

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

No impairment has been recorded for the three months ended June 30, 2020, and 2019.

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

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures”. Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income / (loss) is recognized in other comprehensive income / (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321, “Investments-Equity Securities”.

As of June 30, 2020, investment in marketable securities is valued at fair value and investment in non-marketable securities with ownership less than 20% is valued at cost as per ASC Topic 321, “Investments-Equity Securities”.

 | June 30, 2020 Form 10-Q

Stock – Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation”. The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent Management’s best estimates. The closing share price of the Company’s common stock on the date of grant is considered the fair-value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends. Equity awards issued to non-employees are recorded at their fair value on the grant date as they are immediately exercisable and not forfeitable on the date of grant.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $264 thousand of accounts receivable, net of provision for doubtful debt of $9 thousand as of June 30, 2020, as compared to $133 thousand of accounts receivable, net of provision for doubtful debt of $9 thousand as of March 31, 2020.

Inventory

Inventory is valued at the lower of cost or net realizable value, net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods related to wellness products, hand sanitizers, finished CBD products, among others as well as work-in-progress such as extracted crude oil, CBD isolate, growing crops, and herbal oils, among others. Work-in-progress also includes product manufacturing in process, costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

Harvested crops are measured at net realizable value, with changes recognized in profit or loss only when the harvested crop:

-     has a reliable, readily determinable, and realizable market value;

-     has relatively insignificant and predictable costs of disposal; and

-     is available for immediate delivery.

The Company believes its harvested crops do not have a readily available market. Hence, the Company values its harvested crops at cost. Please refer note – “Note 3 - Inventory”, for further information.

Fair value of financial instruments

ASC Topic 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

 | June 30, 2020 Form 10-Q

The carrying amounts of the Company’s financial instrument includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to the nature of the items. Please refer to Note 16 - “Fair Value of Financial Instruments”, for further information.

Earnings/(Loss) per Share

The computation of basic loss per share for the three months ended June 30, 2020, excludes potentially dilutive securities of approximately 3.2 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees and advisors, warrants, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the three months ended June 30, 2020 and 2019, used for the computation of basic earnings per share (“EPS”) is 40,189,222 and 39,508,110, respectively. Due to the loss incurred during the three months ended June 30, 2020 and 2019, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In three months ended June 30, 2020, there were no impactful breaches in cybersecurity.

Leases

Lessor Accounting

Under the guidance, contract consideration will be allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, “Revenue from Contracts with Customers”, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

 | June 30, 2020 Form 10-Q

Lessee Accounting

The Company adopted ASU 2016-02 effective April 1, 2019 using the modified retrospective approach. The standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In connection with the adoption, the Company will elect to utilize the modified retrospective presentation whereby the Company will continue to present prior period financial statements and disclosures under ASC Topic 840. In addition, the Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less), and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of June 30, 2020.

The Company categorizes leases at their inception as either operating or finance leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Please refer  “Note 9 - Leases”, for further information.

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial.

Not yet adopted

Investments, Derivatives and Hedging: In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topics 321, 323 and 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The amendment is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this update.

Recently adopted

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

 | June 30, 2020 Form 10-Q

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

NOTE 3 – INVENTORY

	(in thousands)
	As of June 30, 2020 ($)	As of March 31, 2020 ($)
Raw Materials	1,803	227
Work-in-Progress	3,911	3,713
Finished Goods	809	305
Total	6,523	4,245

Inventory in the form of work-in-progress as of June 30, 2020, is comprised of, but not limited to, various hemp-based extracts such as crude oil, hemp distillate, and hemp isolate. The Company accounts all hemp extracts as work-in-progress until they are in the processing facility. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overheads and the depreciation of farming equipment, hand sanitizers, personal protection equipment, among others.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of June 30, 2020 ($)	As of March 31, 2020 ($)
Advances to suppliers and consultants	1,110	558
Other advances	68	16
Advances for Property, Plant and Equipment	72	259
Statutory advances	29	27
Prepaid expense and other current assets	135	180
Total	1,414	1,040

The Advances to suppliers and consultants primarily relate to advance to suppliers in our Life Sciences and Infrastructure segment. Advances for Property, Plant and Equipment include an advance paid for equipment for our processing facility in the State of Washington.

 | June 30, 2020 Form 10-Q

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of June 30, 2020 ($)	As of March 31, 2020 ($)
Patents	125	125
Other intangibles	20	20
Accumulated amortization	(13)	(10)
Total amortized intangible assets	132	135

Unamortized intangible assets
Patents	118	107
Trademarks	13	10
Other intangibles	12
Total unamortized intangible assets	143	117
Total Intangible assets	275	252

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 10 patents and 32 trademarks. It also includes acquisition costs related to brands and domains.

The amortization of patent and patent rights is up to 20 years, commencing from the date of grant. The amortization of website and domains is up to 10 years. Trademarks and other patents that have not been granted have not been amortized. The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. The amortization expense in three months ended June 30, 2020 and 2019, amounted to approximately $3 thousand and nil, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of June 30, 2020, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2021	11
For the year ended 2022	13
For the year ended 2023	16
For the year ended 2024	19
For the year ended 2025	22

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

	(in thousands, except useful life)
	Useful Life (years)	As of June 30, 2020 ($)	As of March 31, 2020 ($)
Land	N/A	4,461	4,508
Buildings & facilities	25	3,038	2,540
Plant and machinery	5-20	4,332	3,867
Computer equipment	3	200	194
Office equipment	5	105	106
Furniture and fixtures	5	120	104
Vehicles	5	120	120
Construction in progress	N/A	652	768
Total Gross Value		13,028	12,207
Less: Accumulated depreciation		(2,425)	(2,427)
Total Property, plant and equipment, net		10,603	9,780

 | June 30, 2020 Form 10-Q

Depreciation expense in the three months ended June 30, 2020 and 2019, amounted to approximately $74 thousand and $17 thousand, respectively. The net increase in total Property, Plant & Equipment is primarily due to the set-up of product manufacturing, processing, and packaging facilities, in the U.S. subsidiaries. The net decrease in land and accumulated depreciation is primarily due to foreign exchange translations because of a decline in value of foreign currencies. The construction is progress relates to the Washington facility under construction. For more information, please refer to Note 18 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

	(in thousands)
	As of June 30, 2020 ($)	As of March 31, 2020 ($)
Investment in equity shares of unlisted company	11	11
Investment in Evolve I (i)	249	-
Total	260	11

(i)

On May 12, 2020, the Company completed an investment under the terms of the Share Subscription Agreement (“SSA”) with Evolve I, Inc., a Washington corporation (“Evolve”), by transferring part of the consideration to Evolve. As of June 30, 2020, the Company owns approximately 19.8% interest in Evolve.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period.

 NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of June 30, 2020 ($)	As of March 31, 2020 ($)
Claims receivable (1)	370	374
Non-current deposits	24	24
Non-current advances (2)	212	212
Total	606	610

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

(2)	Includes a loan of $200 thousand to one of our manufacturers for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the three months ended June 30, 2020 and 2019 are approximately $63 thousand and $39 thousand, respectively. The Company also has an operating lease as of June 30, 2020.

 | June 30, 2020 Form 10-Q

In November 2019, the Company entered into an office lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020 to November 30, 2025. The annual lease expense is approximately $127 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 5.4 year and discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

(in thousands) Three months ended June 30, 2020 ($)
Operating lease costs	31
Short term lease costs	63
Variable lease costs	-
Total lease costs	94

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

(in thousands)
As of June 30, 2020 ($)
Assets
Operating lease asset	553
Total lease assets	553

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	84
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	471
Total lease liability	555

(in thousands) As of June 30, 2020 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
– Operating cash flows from operating leases	19
Right-of-use assets obtained in exchange for operating lease obligations	571

As of June 30, 2020, the following table summarizes the maturity of our lease liabilities:

Mar-21	117
Mar-22	119
Mar-23	122
Mar-24	126
Mar-25	129
Mar-26	54
Less: Present value discount	(112)
Total Lease liabilities	555

 | June 30, 2020 Form 10-Q

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of June 30, 2020 ($)	As of March 31, 2020 ($)
Salaries and other contribution	537	424
Provision for expenses	462	412
Other current liability	221	298
Total	1,220	1,134

Salaries and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses, including a provision of $200 thousand for the lawsuit as discussed in Note 12, “Commitments and Contingencies”. Other current liability also includes $84 thousand and $89 thousand of current operating lease liability and statutory payables of approximately $35 thousand and $27 thousand as of June 30, 2020 and March 31, 2020, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Long -term loans:

As of June 30, 2020, the Company has the following loans:

a)	The Company had one secured loan of $50 thousand, at an annual interest rate of 15%.

b)

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note and Agreement for a loan of approximately $430,000. The Loan is established under the terms and conditions of the SBA program of the United States Small Business Administration (“SBA”) and the USA CARES Act (2020)(H.R. 748)(15 U.S.C 636 et seq.) (the “Act”) and matures after 2 years on May 3, 2022, with monthly repayments of approximately $18,000 commencing November, 2020. Interest will accrue on the outstanding principal balance at an annual fixed rate of 1.00%.

c)

On June 11, 2020, the Company also received an Economic Injury Disaster Loan for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 2021. SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan.

Other Liability:

	(in thousands)
	As of June 30,	As of March 30,
	2020 ($)	2020 ($)
Statutory reserve	16	16
Total	16	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2020, except as disclosed below.

 | June 30, 2020 Form 10-Q

As of June 30, 2020, several law firms have filed shareholder lawsuits, including three derivative suits (two of which have been consolidated), citing, among other things, the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. Those derivative suits have now been settled. Pursuant to the settlement agreement, which was filed with the Court as an exhibit to an Amended Consent Motion for Preliminary Approval of Derivative Settlement on April 30, 2020, the Company will adopt certain corporate governance modifications, and the derivative plaintiffs will receive $200,000.00 from the Company’s insurer to cover their attorneys’ fees and a nominal service award. The Company has recorded a provision for $200,000 as of June 30, 2020. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits.

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

NOTE 13 – SECURITIES

As of June 30, 2020, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 41,196,130 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of June 30, 2020. The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into common stock and warrants.

We have one security listed on the NYSE American: common stock, $.0001 par value (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). We have redeemable warrants quoted on the OTC Markets (ticker symbol: IGC.IW, CUSIP number 45408X118 expiring on March 8, 2021) to purchase common stock. The units are not listed on an exchange or market. Ten units may be separated into one share of common stock and 20 warrants (IGC: IW) which effectively allows the holder to exercise the warrants into two shares of common stock.

NOTE 14 – RELATED PARTY TRANSACTIONS

We pay an affiliate of our CEO $4,500 per month for office space and certain general and administrative services, provided in Maryland.

NOTE 15 – STOCK-BASED COMPENSATION

As of June 30, 2020, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,207,627 shares of common stock have been issued to employees and advisors. 1.9 million restricted share units fair valued at $798 thousand with a weighted average value of $0.43 per share, have been granted but not yet issued from different Incentive Plans and Grants. Additionally, options held by advisors to purchase 160 thousand shares of common stock fair valued at $65 thousand with a weighted average of $0.4 per share, that have been granted but are to be issued over a vesting period, between Fiscal 2020 and Fiscal 2024.

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2021	Granted in Fiscal 2020
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.57%	2.57%
Expected volatility	249%	249%
Expected dividend yield	Nil	Nil

 | June 30, 2020 Form 10-Q

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the selling, general and administrative expenses (including research and development). For the three months ended June 30, 2020, the Company’s share-based expense and option-based expense shown in selling, general and administrative expenses (including research and development) are $160 thousand and $6 thousand, respectively.

The expense associated with share-based payments to employees, directors, advisors and contractors is allocated over the vesting or service period and recognized in the selling, general and administrative expenses (including research and development). For the three months ended June 30, 2019, the Company’s share-based expense and option-based expense shown in selling, general and administrative expenses (including research and development) are $202 thousand and $6 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as on March 31, 2020	1,851	0.40
Granted	-	-
Vested	(70)	0.45
Cancelled/Forfeited	-	-
Non-vested shares as on June 30, 2020	1,781	0.40

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as on March 31, 2020	160	0.40	0.39
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Options outstanding as on June 30, 2020	160	0.40	0.39

There was a combined unrecognized expense of $505 thousand related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 1.03 years.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2020, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The increase in value of marketable securities is comprised of re-invested income of approximately $10 thousand and approximately $7 thousand unrealized gain during the three months ended June 30, 2020. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7 – Investments in Non-Marketable Securities.

 | June 30, 2020 Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and March 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
June 30, 2020

Cash and cash equivalents:	2,703	-	-	2,703
Total cash and cash equivalents	2,703	-	-	2,703

Investments:
-Marketable securities	5,098	-	-	5,098
-Non-marketable securities	-	-	260	260
Total Investments	5,098	-	260	5,358

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2020

Cash and cash equivalents:	7,258	-	-	7,258
Total cash and cash equivalents	7,258	-	-	7,258

Investments:
-Marketable securities	5,081	-	-	5,081
-Non-marketable securities	-	-	11	11
Total Investment	5,081	-	11	5,092

NOTE 17 – REVENUE RECOGNITION

Revenue in the Infrastructure Business is recognized for the renting business when the equipment is rented, and terms of the agreement have been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer.  Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online and physical stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. We license our products to processors. The royalty income from licensing is recognized once goods have been sold by the processor to its customers.

 | June 30, 2020 Form 10-Q

Net sales disaggregated by significant products and services for the three months ended June 30, 2020 and 2019 were as follows:

	(in thousands) Three months ended June 30,
	2020 ($)	2019 ($)
Infrastructure segment
Rental income (1)	-	3
Construction contracts (2)	-	-
Purchase and resale of physical commodities (3)	-	1,542

Life Sciences segment
Wellness and Lifestyle (4)	584	104
Tolling/White labeling service (5)	-	-
Total	584	1,649

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors. The Company expects to complete the project within 12 to15 months, depending on the status of the COVID-19 pandemic.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, wooden doors, marble, and tiles.

(4) Relates to revenue from Life Sciences segment such as sale of hand sanitizer, hemp crude extract, hemp isolate, and hemp distillate and royalty income from the sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

(5) Relates to income from tolling and white label services.

NOTE 18 – SEGMENT INFORMATION

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

The Company’s CODM is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Life Sciences segment started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: (a) Infrastructure Business and (b) Life Sciences segment. The Company does not include intercompany transfers between segments for Management reporting purposes.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Three months ended June 30, 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	-	-%
Life Sciences segment	584	100%
Total	584	100%

 | June 30, 2020 Form 10-Q

	(in thousands)
Segments	Three months ended June 30, 2019 ($)	Percentage of Total Revenue (%)

Infrastructure segment	1,545	94%
Life Sciences segment	104	6%
Total	1,649	100%

For information for revenue by product and service, refer Note 17, “Revenue Recognition”.

2)     The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended June 30, 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	-	-%
	(2) Hong Kong	-	-%
North America	U.S.	584	100%
Total		584	100%

		(in thousands)
Segments	Country	Three months ended June 30, 2019 ($)	Percentage of Total Revenue (%)

Asia	(1) India	3	-%
	(2) Hong Kong	1,542	94%
North America	U.S.	104	6%
Total		1,649	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of June 30, 2020 ($)
Intangible assets, net	275	-	275
Property, plant and equipment, net	6,087	4,516	10,603
Investments in unlisted securities	249	11	260
Claims and advances	200	406	606
Operating lease asset	553	-	553
Total non-current assets	7,364	4,933	12,297

 | June 30, 2020 Form 10-Q

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2020 ($)
Intangible assets, net	252	-	252
Property, plant and equipment, net	5,216	4,564	9,780
Investments in unlisted securities	-	11	11
Claims and advances	200	410	610
Operating lease asset	574	-	574
Total non-current assets	6,242	4,985	11,227

NOTE 19 – SUBSEQUENT EVENTS

On August 18, 2020, the Company received an official USPTO Notice of Allowance for its U.S. Trademark NO3A™, U.S. Serial Number: 88694194.

On August 5, 2020, the USPTO issued the Company a patent (#10751300) for the Company’s cannabinoid formulation (IGC-502) for the treatment of seizures in humans and veterinary animals.

On July 30, 2020, IGC received approval from the FDA to proceed with Phase 1 human clinical trials (“removal of full clinical hold”) on its Investigational New Drug Application (“INDA”) for IGC-AD1 submitted under Section 505(i) of the Federal Food, Drug, and Cosmetic Act. The Phase 1 trial will involve a randomized placebo controlled Multiple Ascending Dose (“MAD”) study to evaluate safety and tolerability of IGC-AD1 in subjects with dementia due to Alzheimer’s disease. In addition, the study will evaluate pharmacokinetics (“PK”) and collect data on other factors. The drug IGC-AD1 is based on a patent filed by the University of South Florida (“USF”) that uses a cannabinoid as one of the active ingredients. The Company has exclusive rights to the patent filing.

On July 17, 2020, the Company filed a provisional patent application with the USPTO for its IGC-511 formulation for Cannabidiol based composition and method for treating pain.

In January 2020, the Company entered into a binding agreement for the settlement of three  previously disclosed derivative lawsuits: Erny v. Mukunda, et al., Civil Action No. 1:18-cv-03698-DKC, filed in the United States District Court for the District of Maryland on November 30, 2018; Hamdan v. Mukunda, et al., Civil Action No. 8:19-cv-00493-DKC, filed in the United States District Court for the District of Maryland on February 20, 2019; and Patel v. Mukunda, et al., Civil Action No. 8:19-cv-01673-PWG, filed in the United States District Court for the District of Maryland on June 6, 2019. Pursuant to the settlement agreement, which was filed with the Court as an exhibit to an Amended Consent Motion for Preliminary Approval of Derivative Settlement on April 30, 2020, the Company will adopt certain corporate governance modifications, and the derivative plaintiffs will receive $200,000 from the Company’s insurer to cover their attorneys’ fees and a nominal service award. Shareholders were given notice of the proposed settlement through the Company’s filing of an SEC Form 8-K report, the issuance of a press release, publication in Investor’s Business Daily, and posting in the “Investors” section of the Company’s website, all of which were deemed by the court to constitute sufficient notice to shareholders of the settlement. Shareholders were given the opportunity to assert objections to the final settlement, and no objections were received by the parties to the derivative suit or filed with the court. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits.

On May 26, 2020, the Company received an official USPTO Notice of Allowance for its U.S. Trademark Holief™, U.S. Serial Number: 88690835.

 | June 30, 2020 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2020, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on July 13, 2020. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

COVID-19 Update

We continue to monitor the impact from restrictions imposed by the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Revenue from the infrastructure segment continues to be adversely affected as we are unable to fully deploy our workforce. In response to the evolving circumstances, we supplemented our facilities to manufacture, label, and distribute FDA-registered alcohol-based hand sanitizers and hand rubs. While there is a general lack of visibility, we anticipate drastically reduced revenue from Infrastructure, and also unpredictable revenue from the Life Sciences segment. During the three months ended June 30, 2020:

1.

Our revenue from the infrastructure business remains adversely affected with increased expenses. However, as soon as we can safely do so, and in compliance with applicable laws and regulations, we expect to engage in the infrastructure business including completing the road building contract that we have been awarded.

2.

A majority of our hemp processing and distillation equipment is sourced from China. While we took delivery of the equipment, the commissioning and certification of the equipment is delayed as it requires Chinese technicians to commission the equipment. The commissioning of our large-scale processing and distillation equipment is delayed. Delivery of some of our equipment, such as the bottling machine is delayed indefinitely as the factory is impacted by an outbreak of COVID-19.

Overview

While our primary source of revenue for the three months ended June 30, 2019, is from our Infrastructure segment, our primary source of revenue for the three months ended June 30, 2020, is from our Life Sciences segment, which produced wellness products, including alcohol-based hand sanitizers, among others.

The Company operates both segments in compliance with applicable state, national, and local laws, and regulations and only in locations and regions where it is legal to do so. Further information on the Company highlights in the three months ended June 30, 2020, can be found in Part I, Item 1, Note 1 - Business Description, “Business updates”.

 | June 30, 2020 Form 10-Q

Results of Operations for the three months ended

June 30, 2020 and June 30, 2019

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended June 30, 2020 and June 30, 2019:

Statement of Operations (in thousands, unaudited)

	Three months ended June 30,
	2020 ($)	2019 ($)	Change ($)	Percent Change
Revenue	584	1,649	(1,065)	(65%)
Cost of revenue	(538)	(1,608)	1,070	(67%)
Gross Profit	46	41	5	12%
Selling, general and administrative expenses	(1,755)	(1,249)	(506)	41%
Research and development expenses	(222)	(247)	25	(10%)
Operating loss	(1,931)	(1,455)	(476)	33%
Other income, net	49	76	(27)	(36%)
Loss before income taxes	(1,882)	(1,379)	(503)	36%
Tax expense	-	-	-	-%
Net Loss	(1,882)	(1,379)	(503)	36%

Revenue – Revenue in the quarter ended June 30, 2020, was primarily derived from our Life Sciences segment, which involved sales of products such as alcohol-based hand sanitizers, among others. In the quarter ended June 30, 2019, our revenue was primarily derived from the infrastructure segment. Revenue was approximately $584 thousand and $1,649 thousand for the three months ended June 30, 2020 and 2019, respectively.

Revenue in the Life Sciences segment in the quarter ended June 30, 2019, was $104 thousand as compared to $584 thousand in the quarter ended June 30, 2020, albeit with a change in product mix. At the same time, revenue in our Infrastructure segment for the quarter ended June 30, 2019, was $1,545 thousand and zero in the quarter ended June 30, 2020. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $538 thousand for three months ended June 30, 2020, compared to $1,608 thousand in three months ended June 30, 2019. The cost of revenue in the quarter ended June 30, 2020, is primarily attributable to raw materials that are required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $506 thousand or 41% to $1,755 thousand for three months ended June 30, 2020, from $1,249 thousand for three months ended June 30, 2019. The year over year increase of $0.5 million is attributed to a one-time settlement of all derivative lawsuits at $200 thousand, a payroll accrual of $200 thousand and increased legal expenses of around $100 thousand. We expect general and administrative expenses to decrease as one-time legal and other one-time expenses are expected to abate over the rest of this year.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses for the three months ended June 30, 2020, is about $222 thousand and about $247 thousand for three months ended June 30, 2019. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including preparing for potential FDA trials, product research, designing, formulating and market analysis. We expect R&D expenses to increase as we begin Phase 1 trials on IGC-AD1. All research and development costs are expensed in the quarter in which they are incurred.

Other Income, net – Other net income decreased by approximately $27 thousand or 36% during three months ended June 30, 2020. The total other income for three months ended June 30, 2020 and 2019 is approximately $49 thousand and $76 thousand, respectively. During the three months ended June 30, 2020, such amount includes interest income, rental income and approximately $10 thousand dividend income and approximately $7 thousand unrealized gain from marketable securities, net.

 | June 30, 2020 Form 10-Q

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, cash flows from operations, short-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations or other long-term liabilities, except as disclosed in this report. Please refer to Note 12, “Commitments and Contingencies” and Note 9, “Leases” in Item I of this report for further information on Company commitments and contractual obligations.

While, the Company believes its existing balances of cash, cash equivalents and marketable securities and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, share repurchases, debt repayments, investments and other liquidity requirements, if any, associated with its existing operations over the next 12 months, it expects to raise money when it is able to do so.

Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, legal expenses, and workforce.

This liquidity and capital resources discussion compares the unaudited consolidated Company financials.

	(in thousands, unaudited)

	As of June 30, 2020 ($)	As of March 31, 2020 ($)	Change	Percent Change
Cash, cash equivalents and marketable securities	2,703	7,258	(4,555)	(63)%
Working capital	13,683	15,811	(2,128)	(13)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $4,555 thousand to $2,703 thousand in the three months ended June 30, 2020, from $7,258 thousand as of March 31, 2020, a decrease of approximately 63%.

The major decrease in three months ended June 30, 2020, was due to $944 thousand in purchase of property, plant, and equipment and $2,277 thousand investment in inventory.

Summary of Cash flows

	(in thousands, unaudited)

	Three months ended June 30,
	2020	2019	Change	Percent Change
Cash (used in) operating activities	(3,988)	(2,872)	(1,116)	39%
Cash (used in) investing activities	(1,136)	(6,186)	5,050	(82)%
Cash provided by financing activities	580	-	580	100%
Effects of exchange rate changes on cash and cash equivalents	(11)	2	(13)	(650)%
Net increase/(decrease) in cash and cash equivalents	(4,555)	(9,056)	4,501	(50)%
Cash and Cash Equivalents at the beginning of period	7,258	25,610	(18,352)	(72)%
Cash and cash equivalents at the end of the period	2,703	16,554	(13,851)	(84)%

 | June 30, 2020 Form 10-Q

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2020, was approximately $4 million. This consists of a net loss of approximately $1.9 million and non-cash items totaling approximately $243 thousand, which in turn consist of an amortization/depreciation charge of approximately $77 thousand and stock-based expenses totaling approximately $166 thousand. Changes in operating assets and liabilities had a negative impact of approximately $2.35 million on cash, of which approximately $2.28 million was due to increase in inventory.

Net cash used in operating activities for the three months ended June 30, 2019, was approximately $2.9 million. Cash was consumed from continuing operations, with the net loss of approximately $1.4 million, non-cash items totaling approximately $225 thousand, consisting of a depreciation charge of approximately $17 thousand and stock-based expenses totaling approximately $208 thousand and changes in working capital accounts had a negative impact of approximately $1,718 thousand on cash.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2020, was $1.1 million, which is comprised of approximately $26 thousand for the acquisition and filing expenses related to patents and trademarks, purchase of property, plant and equipment of $944 thousand and investments of approximately $149 thousand in non-marketable securities and $17 thousand in marketable securities.

Net cash used in investing activities during the three months ended June 30, 2019, was $6.2 million, which is comprised of approximately $1,173 thousand for purchase of office space, plant and equipment among others, $5,009 thousand for investment in a money market mutual fund and $4 thousand of acquisition and filing of patents.

Financing Activities

Net cash provided by financing activities was $580 thousand for the three months ended June 30, 2020, consisting of proceeds from loans. Please refer Note 11 - “Loans and Other Liabilities” for further information.

There were no financing activities during the three months ended June 30, 2019.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. There were no impactful breaches in cybersecurity during the three months ended June 30, 2020.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on July 13, 2020, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the same annual report, for a discussion of all our critical and significant accounting policies.

 | June 30, 2020 Form 10-Q

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for fiscal year ended March 31, 2020, filed with the SEC on July 13, 2020.

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 | June 30, 2020 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of June 30, 2020.

During the quarter ended September 30, 2019, the Company reached a preliminary agreement to resolve all derivative suits then- and currently-pending against the Company and various directors and officers. In January 2020, the Company and the named defendant directors and officers executed a formal settlement agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement. Pursuant to the settlement agreement, which was filed with the Court as an exhibit to an Amended Consent Motion for Preliminary Approval of Derivative Settlement on April 30, 2020, the Company will adopt certain corporate governance modifications, and the derivative plaintiffs will receive $200,000 from the Company’s insurer to cover their attorneys’ fees and a nominal service award. The Company has created a provision for $200,000 as of June 30, 2020. Shareholders were given notice of the proposed settlement through the Company’s filing of an SEC Form 8-K report, the issuance of a press release, publication in Investor’s Business Daily, and posting in the “Investors” section of the Company’s website, all of which were deemed by the court to constitute sufficient notice to shareholders of the settlement. Shareholders were given the opportunity to assert objections to the final settlement, and no objections were received by the parties to the derivative suit or filed with the court. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits.

As of June 30, 2020, the Company was a party to three shareholder lawsuits, as described below.

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

On October 11, 2019, Company and the other the Class Action Defendants filed a motion to dismiss the consolidated shareholder class action litigation on a number of grounds, including that the Class Action Defendants did not make any false or misleading statements or any materially false or misleading statements to the public; the Class Action Defendants did not act with any intent to deceive the public, nor did they recklessly do so; and that the Class Action Defendants’ alleged conduct did not cause any loss allegedly suffered by the class action plaintiffs. The motion to dismiss remains pending before the United States District Court for the District of Maryland, and the Company anticipates that a decision is likely to be issued during calendar 2020, although it can provide no assurances of the same.

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

 | June 30, 2020 Form 10-Q

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

On July 31, 2019, the Company and the Individual Defendants reached a preliminary agreement with the plaintiffs in the derivative suits identified herein to resolve all derivative suits, including the Erny litigation and the Hamdan and Patel matters, described below. In January 2020, the Company and the named defendant directors and officers reached agreement with the plaintiffs in all pending derivative lawsuits on specific final terms of settlement, and all parties executed a mutually acceptable settlement agreement. Shareholders were given notice of the proposed settlement through the Company’s filing of an SEC Form 8-K report, the issuance of a press release, publication in Investor’s Business Daily, and posting in the “Investors” section of the Company’s website, all of which were deemed by the court to constitute sufficient notice to shareholders of the settlement. Shareholders were given the opportunity to assert objections to the final settlement, and no objections were received by the parties to the derivative suit or filed with the court. On June 30, 2020, the Court held a hearing to evaluate the fairness and reasonableness of the settlement and to determine whether the settlement will be approved. On July 6, 2020, the Court entered an order formally and finally approving the settlement and resolving all pending derivative suits. The Erny litigation matter was terminated that day.

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

The Hamdan litigation is subject to the same negotiated settlement described in Erny, above, and is resolved effective July 6, 2020.   The case was formally closed by the United States District Court for the District of Maryland on or about that July 14, 2020.

Patel v. Mukunda, et al., Civil Action No. 8:19-cv-01673 (U.S. District Court for the District of Maryland). On June 6, 2019, IGC shareholder Dimple Patel instituted a shareholder derivative complaint on behalf of IGC in the United States District Court for the District of Maryland. Ram Mukunda, Claudia Grimaldi, Rohit Goel, Richard Prins, Shajy Mathilakathu, and Sudhakar Shenoy (collectively, with reference to the Patel litigation, “Individual Defendants”) were named as defendants, and IGC was named as a nominal defendant. The Patel litigation represents a claim made by a shareholder on behalf of the Company (as opposed to against the Company). The allegations made by the plaintiff in the Patel litigation are substantially similar to the allegations made in Erny, and the claims against the individual director defendants are based largely on the same alleged transactions and/or occurrences as are the claims made in the Erny litigation. Because the claims made in the Patel litigation are asserted against the individual Defendants, as opposed to the Company, the Company is merely a nominal defendant. The Patel litigation has not been consolidated with Erny and Hamdan to date.

The Patel litigation is subject to the same negotiated settlement described in Erny above, and is resolved effective July 6, 2020. On July 8, 2020, the Court dismissed the Patel litigation with prejudice pursuant to the approved settlement.

 | June 30, 2020 Form 10-Q

Item 1A. Risk Factors

You should carefully consider the risk factors identified in the Company’s 2020 annual report on Form 10-K, filed with the SEC on July 13, 2020, together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

The Company incorporates by reference as if fully set forth and restated herein all Risk Factors identified in our 2020 annual report on Form 10-K, filed with the SEC on July 13, 2020. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us. The additional risk factor has been mentioned below:

Revenue from the infrastructure segment continues to be adversely affected and revenue from Life Sciences segment is also unpredictable.

We continue to monitor the impact from restrictions imposed by the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Revenue from the infrastructure segment continues to be adversely affected as we are unable to fully deploy our workforce. However, as soon as we can safely, we expect to engage in the infrastructure segment including completing the road building contract that we have been awarded. In response to the evolving circumstances, we supplemented our facilities to manufacture, label, and distribute FDA-registered alcohol-based hand sanitizers and hand rubs. As there is a general lack of visibility regarding the ongoing impact of the COVID-19 pandemic, revenue from our Life Sciences segment is also unpredictable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 15, 2020, the Company signed a Share Subscription Agreement (“SSA”) with Evolve I, Inc., a Washington corporation (“Evolve”), to acquire approximately 20% of Evolve. The Company entered into a Share Purchase Agreement (the “SPA”) on May 11, 2020 to acquire the remaining approximately 80% of Evolve that the Company did not own. On May 12, 2020, the Company completed the SSA with Evolve by transferring partial consideration to Evolve. As of June 30, 2020, the Company owns approximately 19.8% of Evolve.

As of June 30, 2020, the Company has not completed the acquisition of remaining ownership in Evolve as due diligence, such as audited financial statements for the last fiscal year, internal restructuring, among others, are pending. While the Form 8-K was filed under both Item 1.01- Entry into a Material Definitive Agreement and Item 2.01- Completion of Acquisition or Disposition of Assets, as indicated in the Form 8-K, the closing of the Agreement is subject to certain closing conditions and accordingly the reference to Item 2.01- Completion of Acquisition or Disposition of Assets was inadvertently included. There can be no assurance when or if the Company will be able to close the acquisition. The delay in closing the acquisition is expected to have minimal impact on the Company’s revenue.

 | June 30, 2020 Form 10-Q

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Share Purchase Agreement, by and Among India Globalization Capital, Inc., Evolve I, Inc., Jay Bohannon, individually and as Sellers’ Representative, and The individual Sellers Listed on Exhibit A to the Company’s Current Report on Form 8-K filed on May 13, 2020.	8-K	2.1	May 13, 2020
3.1	Amended and Restated Articles of Incorporation.	8-K	3.1	Aug 6, 2012
3.2	By-laws.	S-1	3.2	Feb 14, 2006
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

 * Filed herewith.

** Furnished herewith.

 | June 30, 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 19, 2020	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2020	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | June 30, 2020 Form 10-Q