Form 10-Q
period 2020-09-30
India Globalization Capital, Inc.
filed 2020-11-20
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

41,304,365 shares of our common stock were outstanding as of November 11, 2020.

| September 30, 2020 Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

| September 30, 2020 Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives, may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. Such statements are based on currently available information, which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business.

For the next several years, our success is highly correlated with improvement in the Hong Kong and Indian economies, particularly their recovery from the ongoing COVID-19 pandemic and with the successful outcome of our clinical trials and secondarily on the sale of our products and services. The Company may not be able to complete human trials on our investigational drug candidates, or, once conducted, the results of human trials may not be favorable or as anticipated. Precautions including social distancing, travel restrictions, among others, surrounding the COVID-19 pandemic could lead to delays and expenses greater than anticipated or projected. A lack of efficacy in humans and or animals could have a material adverse effect on our business, future results of operations, our stock price, and our financial condition. This document also contains statements that are not approved by the Food & Drug Administration (“FDA”), including statements on hemp and hemp extracts and their potential efficacy on humans and animals. While these statements and claims are intended to be in compliance with federal and state laws, we cannot guarantee such compliance.

Our projections and investments anticipate certain regulatory changes and stable pricing, which may not hold out over the next several years. We may not be able to protect our intellectual property adequately or receive patents. We may not receive regulatory approval for our products, or trials. An additional risk factor worth highlighting specifically related to the patent licensing described herein is that the patent applications we have licensed may not be granted by the United States Patent and Trademark Office (“USPTO”), even if the Company is in full compliance with USPTO requirements. We may not have adequate resources including financial resources, to successfully conduct all requisite clinical trials, to bring a product based on the above-referenced patented formulations to market, or to pay applicable maintenance fees over time. We may not be able to successfully commercialize our products even if they are successful and receive regulatory approval. Failure or delay with respect to any of the factors above could have a material adverse effect on our business, future results of operations, our stock price, and our financial condition.

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections subject to risks and uncertainties, including those identified in the “Risk Factors” set forth in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on July 13, 2020, in our quarterly report on Form 10-Q for the three months ended June 30, 2020, filed with the SEC on August 19, 2020, and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

| September 30, 2020 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

(Unaudited)

	September 30, 2020 (Unaudited) ($)	March 31, 2020 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	1,151	7,258
Marketable securities	3,850	5,081
Accounts receivable, net	241	133
Inventory	6,684	4,245
Deposits and advances	1,761	1,040
Total current assets	13,687	17,757

Intangible assets, net	344	252
Property, plant and equipment, net	10,906	9,780
Non-Marketable securities	261	11
Claims and advances	616	610
Operating lease asset	532	574
Total long-term assets	12,659	11,227
Total assets	26,346	28,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	975	762
Accrued liabilities and others	727	1,134
Short-term loans	196	50
Total current liabilities	1,898	1,946

Long-term loans	384	-
Other liabilities	16	16
Operating lease liability	450	485
Total non-current liabilities	850	501
Total liabilities	2,748	2,447

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 per value: authorized 1,000,000 shares, no shares issued or outstanding as of September 30, 2020 or March 31, 2020.	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 41,304,365 and 39,320,116 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively.	95,270	94,754
Accumulated other comprehensive loss	(2,766)	(2,850)
Accumulated deficit	(68,906)	(65,367)
Total stockholders' equity	23,598	26,537
Total liabilities and stockholders' equity	26,346	28,984

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	($)	($)	($)	($)

Revenue	125	1,821	709	3,470
Cost of revenue	(99)	(1,793)	(637)	(3,401)
Gross Profit	26	28	72	69
General and administrative expenses	(1,483)	(1,094)	(3,238)	(2,343)
Research and development expenses	(219)	(222)	(441)	(469)
Operating loss	(1,676)	(1,288)	(3,607)	(2,743)
Other income, net	19	109	68	185
Loss before income taxes	(1,657)	(1,179)	(3,539)	(2,558)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(1,657)	(1,179)	(3,539)	(2,558)
Foreign currency translation adjustments	142	(143)	84	(124)
Comprehensive loss	(1,515)	(1,322)	(3,455)	(2,682)

Loss per share attributable to common stockholders:
Basic & Diluted	$(0.04)	(0.03)	(0.09)	(0.06)
Weighted-average number of shares used in computing loss per share amounts:	41,244	39,551	40,720	39,529

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three Months Ended September 30, 2019	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of June 30, 2019	39,512	94,251	(59,431)	(2,400)	32,420
Common stock-based compensation & expenses, net	60	144	-	-	144
Net loss	-	-	(1,179)	-	(1,179)
Loss on foreign currency translation	-	-	-	(143)	(143)
Balances as of September 30, 2019	39,572	94,395	(60,610)	(2,543)	31,242

Three Months Ended September 30, 2020
Balances as of June 30, 2020	41,196	95,020	(67,249)	(2,908)	24,863
Common stock-based compensation & expenses, net	108	250	-	-	250
Net loss	-	-	(1,657)	-	(1,657)
Loss on foreign currency translation	-	-	-	142	142
Balances as of September 30, 2020	41,304	95,270	(68,906)	(2,766)	23,598

Six months ended September 30, 2019	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Common stock-based compensation & expenses, net	70	352	-	-	352
Net loss	-	-	(2,558)	-	(2,558)
Loss on foreign currency translation	-	-	-	(124)	(124)
Balances as of September 30, 2019	39,572	94,395	(60,610)	(2,543)	31,242

Six months ended September 30, 2020
Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1,884	416	-	-	416
Common stock issued for investment	100	100	-	-	100
Net loss	-	-	(3,539)	-	(3,539)
Loss on foreign currency translation	-	-		84	84
Balances as of September 30, 2020	41,304	95,270	(68,906)	(2,766)	23,598

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended September 30,
	2020 ($)	2019 ($)
Operating activities:
Net loss	(3,539)	(2,558)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	185	45
Common stock-based compensation and expenses, net	365	361

Changes in:
Accounts receivables	(134)	(160)
Inventory	(2,439)	(2,860)
Deposits and advances	(871)	3
Claims and advances	35	-
Accounts payable	239	555
Accrued and other liabilities	(291)	170
Net cash used in operating activities	(6,450)	(4,444)

Investing activities:
Purchase of property, plant and equipment	(1,229)	(2,049)
Proceed from /Investment in marketable securities	1,231	(5,039)
Investment in non-marketable securities	(149)	-
Acquisition and filing cost of patents and rights	(48)	(23)
Net cash used in investing activities	(195)	(7,111)

Financing activities:
Issuance of equity stock (net of expenses)	-	18
Proceeds from long- term loan	530
Net cash provided by financing activities	530	18

Effects of exchange rate changes on cash and cash equivalents	8	(10)
Net decrease in cash and cash equivalents	(6,107)	(11,547)
Cash and cash equivalents at the beginning of the period	7,258	25,610
Cash and cash equivalents at the end of the period	1,151	14,063

Supplementary information:
Cash paid for interest	-	4
Non-cash items:
Common stock issued/granted including ESOP, consultancy	365	361
Common stock issued/granted other than ESOP, consultancy	51	-

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2020 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our” and/or “us” refer to India Globalization Capital, Inc., together with our subsidiaries and beneficially owned subsidiary. Our filings are available on www.sec.gov. The information contained on our websites, including www.igcinc.us, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

IGC has two segments: Infrastructure and Life Sciences. The Company’s Infrastructure Business, managed from India, involves: (a) the execution of construction contracts, (b) the purchase and resale of physical commodities used in infrastructure, and (c) the rental of heavy construction equipment. The Company’s revenue for the six months ended September 30, 2019 was primarily derived from this segment.

The Company’s Life Sciences segment, managed from the United States (“U.S.”), involves: (a) the development of potential new drugs, subject to applicable regulatory approvals, (b) several hemp-based and non-hemp-based products and brands in various stages of development, for sale online and through stores, including tinctures, creams for pain relief, a beverage, and hand sanitizers, among others, (c) wholesale of hemp extracts including hemp crude extract and hemp isolate, among others, (d) hemp growing and processing facilities, (e) white labeling of hemp-based products and (f) the offering of tolling services like extraction and distillation to hemp farmers. The Company’s revenue for the six months ended September 30, 2020 was primarily derived from this segment.

The Company’s principal office is located in the U.S. in Maryland. Additionally, the Company has a facility in Washington and offices in Colombia, Hong Kong, and India.

Business updates

The current SARS-CoV-2 (“COVID-19”) pandemic and its impact on certain aspects of the economy has severely impacted our revenue and increased our expenses. In the past 6 months, our ability to provide services and distribute our products has been impacted due to store closures and abandoned harvests of hemp. Our facility on the West Coast and our Delhi office have had COVID-19 outbreaks that have led to closures, delays and expenses.

In response, we began decreasing our staff, delayed and may ultimately terminate the Evolve I, Inc. acquisition, and have reoriented our sales focus to online. In addition, we have begun our Phase 1 human trial on IGC-AD1. IGC remains committed to its Infrastructure business line and intends to continue pursuing the execution of construction contracts, the purchase and resale of physical commodities used in infrastructure, and the rental of heavy construction equipment as the COVID-19 pandemic allows.

Investigational Drug Candidate (“IDC”), IGC-AD1:

●

Subsequent to September 30, 2020, the Company received an approval from the Institutional Review Board (“IRB”), engaged a Principal Investigator, engaged a study site, and began enrolling participants for a Phase 1 trial on its IDC.

Background: As previously reported, on July 30, 2020, IGC received notice from the FDA to proceed with a 12-subject Phase 1 human clinical trial (“removal of full clinical hold”) on its Investigational New Drug Application (“INDA”), IGC-AD1, submitted under Section 505(i) of the Federal Food, Drug, and Cosmetic Act. In order to get an investigational drug approved as a pharmaceutical drug, the Sponsor, in this case IGC Pharma, LLC, a subsidiary of IGC, must conduct several trials and gather data. These typically start with pre-clinical trials that involve testing the IDC on cells outside of a living organism (in vitro), followed by animal testing. In our case, the in vitro data along with animal data was previously disclosed.

| September 30, 2020 Form 10-Q

Based on promising evidence, we decided to pursue human trials for which the FDA must give permission before the IDC can be tested on humans. In 2018, we began the process of submitting an Investigational New Drug Application (INDA) to the FDA. This involves presenting among others, the results of in vitro and animal studies, safety data, the protocol outlining how a potential trial will be run, how data will be collected, how patient data will be protected, how the IDC will be made, who will make it, what is in it, how stable the IDC is, as well as details on the Chemistry, Manufacturing and Controls (CMC) that will be followed. In addition, we committed to getting an Informed Consent Form (ICF) from participants, that the ICF would be reviewed and approved by an IRB, and that the Sponsor will follow all the rules required for studying IDCs, including those surrounding COVID-19.

There are several stages, or phases, of trials that build on previous phases. Phase zero, not a requirement, is typically in small doses to small groups to gather anecdotal evidence of efficacy and safety. We gathered anecdotal unscientific evidence mostly to ascertain safety and get feedback from patients through 2018 and 2019. Phase 1 studies are conducted to find the highest dose that a patient can tolerate without severe side effects. Phase 2 clinical trials are conducted to ascertain if the IDC has the expected efficacy, that is it does what is expected, and phase 3 studies are conducted to measure responses against existing drugs or treatments.

Our Phase 1 study is a placebo-controlled study. IGC-AD1 will be administered for three 14-day periods with the dose escalated in each period. The participants will be monitored daily, certain data will be collected, and while safety is the main concern, we will also, for research purposes, collect data beyond safety. For example, we expect to collect data on how fast the IDC is absorbed through the body, how long it lasts, and whether different individuals process it differently (polymorphisms of P4502C9 on pharmacokinetics). In addition, we will monitor certain behavioral aspects of the patient that can help us in the next phases of the study. The patients that we sign up for the study are individuals suffering from mild to severe dementia due to Alzheimer’s disease.

Other updates:

●	On July 17, 2020, the Company filed a provisional patent application with the USPTO for its IGC-511 formulation for a Cannabidiol based composition and method for treating pain.
●	On August 5, 2020, the USPTO issued the Company a patent (#10751300) for the Company’s cannabinoid formulation (IGC-502) for the treatment of seizures in humans and veterinary animals.
●

The Company is executing a road building contract in Kerala, India valued at approximately $1.2 million. The Company estimates that it will take between 12 and 15 months to complete the work. Work on this project had been temporarily delayed due to COVID-19 and was partially resumed during the three months ended September 30, 2020.

Business Organization

As of September 30, 2020, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (“TBL”), IGCare, LLC (“IGCare"), Holi Hemp, LLC (“Holi Hemp”), IGC Pharma, LLC (“IGC Pharma”), SAN Holdings, LLC (“SAN Holdings”), Sunday Seltzer, LLC (“Sunday Seltzer”) and Colombia-based beneficially owned subsidiary Hamsa Biochem SAS (“Hamsa”). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2020 (“Fiscal 2020”) contained in the Company’s Form 10-K for Fiscal 2020, filed with the SEC on July 13, 2020, specifically in Note 2 to the consolidated financial statements.

| September 30, 2020 Form 10-Q

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

No impairment has been recorded for the six months ended September 30, 2020, and 2019.

| September 30, 2020 Form 10-Q

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

As of September 30, 2020, investment in marketable securities is valued at fair value and investment in non-marketable securities with ownership less than 20% is valued at cost as per ASC Topic 321, “Investments-Equity Securities”.

Stock – Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation”. The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent Management’s best estimates. Generally, the closing share price of the Company’s common stock on the date of grant is considered the fair-value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $241 thousand of accounts receivable, net of provision for doubtful debt of $10 thousand as of September 30, 2020, as compared to $133 thousand of accounts receivable, net of provision for doubtful debt of $9 thousand as of March 31, 2020.

Inventory

Inventory is valued at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods related to wellness products, hand sanitizers, finished hemp-based products, beverages, among others as well as work-in-progress such as extracted crude oil, hemp-based isolate, growing crops, and herbal oils, among others. Work-in-progress also includes product manufacturing in process, costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

| September 30, 2020 Form 10-Q

Harvested crops are measured at net realizable value, with changes recognized in profit or loss only when the harvested crop:

-     has a reliable, readily determinable, and realizable market value;

-     has relatively insignificant and predictable costs of disposal; and

-     is available for immediate delivery.

The Company believes its harvested crops do not have a readily available market. Hence, the Company values its harvested crops at cost. Please refer to Note 3 – “Inventory”, for further information.

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

Loss per Share

The computation of basic loss per share for the six months ended September 30, 2020, excludes potentially dilutive securities of approximately 3.3 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees and advisors, warrants, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the six months ended September 30, 2020 and 2019, used for the computation of basic earnings per share (“EPS”) is 40,719,548 and 39,529,440, respectively. Due to the loss incurred during the six months ended September 30, 2020 and 2019, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In the six months ended September 30, 2020, there were no impactful breaches in cybersecurity.

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis on March 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely that an impairment loss has been incurred.

| September 30, 2020 Form 10-Q

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

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

Revenue in the Infrastructure Business is recognized for the renting business when the equipment is rented, and terms of the agreement have been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer.  Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online and physical stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer. We license our products to processors. The royalty income from licensing is recognized once goods have been sold by the processor to its customers.

Net sales disaggregated by significant products and services for the six months ended September 30, 2020 and 2019 were as follows:

	(in thousands) Six months ended September 30,
	2020 ($)	2019 ($)
Infrastructure segment
Rental income (1)	-	2
Construction contracts (2)	67	-
Purchase and resale of physical commodities (3)	-	3,089

Life Sciences segment
Wellness and Lifestyle (4)	619	379
Tolling/White labeling service (5)	23	-
Total	709	3,470

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

(4) Relates to revenue from Life Sciences segment such as sale of hand sanitizer, bath bombs, gummies, hemp crude extract, hemp isolate, and hemp distillate and royalty income from the sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

(5) Relates to income from tolling and white label services.

| September 30, 2020 Form 10-Q

Leases

Lessor Accounting

Under the current ASU guidance, contract consideration will be allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, “Revenue from Contracts with Customers”, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of September 30, 2020.

| September 30, 2020 Form 10-Q

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

NOTE 3 – INVENTORY

	(in thousands)
	As of September 30, 2020 ($)	As of March 31, 2020 ($)
Raw Materials	1,782	227
Work-in-Progress	3,941	3,713
Finished Goods	961	305
Total	6,684	4,245

Inventory in the form of work-in-progress as of September 30, 2020, is comprised of, but not limited to, various hemp-based extracts such as crude oil, hemp distillate, and hemp isolate. The Company accounts all hemp extracts as Work-in-Progress until they are in the processing facility. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overheads and the depreciation of farming equipment, hand sanitizers, beverages, personal protection equipment, among others.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of September 30, 2020 ($)	As of March 31, 2020 ($)
Advances to suppliers and consultants	1,434	558
Other advances	23	16
Advances for Property, Plant and Equipment	26	259
Statutory advances	29	27
Prepaid expense and other current assets	249	180
Total	1,761	1,040

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segment. Advances for Property, Plant and Equipment include an advance paid for equipment for our processing facility.

| September 30, 2020 Form 10-Q

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of September 30, 2020 ($)	As of March 31, 2020 ($)
Patents	151	125
Other intangibles	20	20
Accumulated amortization	(16)	(10)
Total amortized intangible assets	155	135

Unamortized intangible assets
Patents	158	107
Trademarks	19	10
Other intangibles	12	-
Total unamortized intangible assets	189	117
Total Intangible assets	344	252

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing approximately 11 patents and 35 trademarks. It also includes acquisition costs related to brands and domains.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant. The amortization expense in the three months ended September 30, 2020 and 2019, amounted to approximately $3 thousand and $4 thousand, respectively, whereas the amortization expense in the six months ended September 30, 2020 and 2019, amounted to approximately $6 thousand and $4 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of September 30, 2020, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2021	11
For the year ended 2022	13
For the year ended 2023	16
For the year ended 2024	19
For the year ended 2025	22

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

	(in thousands, except useful life)
	Useful Life (years)	As of September 30, 2020 ($)	As of March 31, 2020 ($)
Land	N/A	4,581	4,508
Buildings & facilities	25	3,807	2,540
Plant and machinery	5-20	4,507	3,867
Computer equipment	3	209	194
Office equipment	5	110	106
Furniture and fixtures	5	126	104
Vehicles	5	121	120
Construction in progress	N/A	-	768
Total Gross Value		13,461	12,207
Less: Accumulated depreciation		(2,555)	(2,427)
Total Property, plant and equipment, net		10,906	9,780

| September 30, 2020 Form 10-Q

The depreciation expense in the three months ended September 30, 2020 and 2019, amounted to approximately $104 thousand and 24, respectively, whereas depreciation expense in the six months ended September 30, 2020 and 2019, amounted to approximately $178 thousand and $41 thousand, respectively. The net increase in total Property, Plant & Equipment is primarily due to the set-up of product manufacturing, processing, and packaging facilities, in the U.S. subsidiaries. The net increase in land and accumulated depreciation is primarily due to foreign exchange translations because of a decline in value of foreign currencies. The construction in progress relates to the Washington facility under construction. For more information, please refer to Note 18 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

	(in thousands)
	As of September 30, 2020 ($)	As of March 31, 2020 ($)
Investment in equity shares of unlisted company	12	11
Investment in Evolve I (i)	249	-
Total	261	11

(i)

On May 12, 2020, the Company completed an investment under the terms of the Share Subscription Agreement (“SSA”) with Evolve I, Inc., a Washington corporation (“Evolve”), by transferring part of the consideration to Evolve. As of September 30, 2020, the Company owns approximately 19.8% interest in Evolve.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of September 30, 2020 ($)	As of March 31, 2020 ($)
Claims receivable (1)	380	374
Non-current deposits	25	24
Non-current advances (2)	211	212
Total	616	610

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala. As of September 30, 2020, the receivable is due for over one year. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that CIA will become insolvent and unable to make the payment. While the Company has initiated collection proceedings, it believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The increase in claims receivable was mainly due to foreign exchange translation as a result of a decline in value of Indian Rupee.

(2)	Includes a loan of $200 thousand to one of our manufacturers for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

| September 30, 2020 Form 10-Q

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the six months ended September 30, 2020 and 2019 are approximately $129 thousand and $80 thousand, respectively. The Company also has an operating lease as of September 30, 2020.

In November 2019, the Company entered into an office lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020 to November 30, 2025. The annual lease expense is approximately $127 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 5.17 year with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended September 30, 2020 ($)	(in thousands) Six months ended September 30, 2020 ($)
Operating lease costs	31	62
Short term lease costs	67	129
Variable lease costs	-	-
Total lease costs	98	191

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

(in thousands)
As of September 30, 2020 ($)
Assets
Operating lease asset	532
Total lease assets	532

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	86
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	450
Total lease liability	536

| September 30, 2020 Form 10-Q

(in thousands) As of September 30, 2020 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
– Operating cash flows from operating leases	19
Right-of-use assets obtained in exchange for operating lease obligations	539

As of September 30, 2020, the following table summarizes the maturity of our lease liabilities:

Sep-21	118
Sep-22	120
Sep-23	123
Sep-24	126
Sep-25	130
Sep-26	22
Less: Present value discount	(103)
Total Lease liabilities	536

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of September 30, 2020 ($)	As of March 31, 2020 ($)
Compensation and other contributions	413	424
Provision for expenses	104	412
Other current liability	210	298
Total	727	1,134

Salaries and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes $86 thousand and $89 thousand of current operating lease liability and statutory payables of approximately $42 thousand and $27 thousand as of September 30, 2020 and March 31, 2020, respectively.

| September 30, 2020 Form 10-Q

NOTE 11 – LOANS AND OTHER LIABILITIES

Short-term and Long -term loans:

During the three months ended September 30, 2020, the Company repaid a secured loan of $50 thousand. As of September 30, 2020, the Company has the following loans:

a)

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note (the “PPP Note”) and Agreement for a loan of approximately $430 thousand. The Loan is established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Note matures after 2 years on May 3, 2022, with monthly repayments of approximately $18 thousand commencing November 1, 2020. Interest will accrue on the outstanding principal balance at an annual fixed rate of 1.00%.

The CARES Act and the PPP Note provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP Note, the Company may apply for and be granted forgiveness for all or part of the PPP Note. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight or twenty-four week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight or twenty-four-week period will qualify for forgiveness. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. The Company intends to use the entire loan amount for qualifying expense, though no assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

b)

On June 11, 2020, the Company also received an Economic Injury Disaster Loan for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan.

Other Liability:

Other liability consists of a gratuity reserve for employees in our subsidiaries in India and was $16 thousand and $16 thousand as of September 30, 2020 and March 31, 2020, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2020, except as disclosed below.

| September 30, 2020 Form 10-Q

As of September 30, 2020, several law firms have filed shareholder lawsuits, two of which have been consolidated, citing, among other things, the Company’s NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. The Company filed a motion to dismiss on October 11, 2019 seeking to dismiss the consolidated suit in its entirety. The motion to dismiss remains pending before the United States District Court for the District of Maryland. The Company anticipates that a decision may be issued by March 31, 2021, although it can provide no assurances of the same.

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

NOTE 13 – SECURITIES

As of September 30, 2020, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 41,304,365 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of September 30, 2020. The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into 9,147 shares of common stock and 182,944 warrants to purchase 18,294 shares of common stock.

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

NOTE 14 – INTENTIONALLY LEFT BLANK

NOTE 15 – STOCK-BASED COMPENSATION

As of September 30, 2020, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,327,627 shares of common stock have been issued to employees and advisors. 1.9 million restricted share units fair valued at $789 thousand with a weighted average value of $0.42 per share, have been granted but not yet issued from different Incentive Plans and Grants. Additionally, options held by advisors to purchase 210,000 shares of common stock fair valued at $96 thousand with a weighted average of $0.46 per share, that have been granted but are to be issued over a vesting period, between Fiscal 2020 and Fiscal 2024. Options granted and issued before the vesting period are expensed when issued.

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2021	Granted in Fiscal 2020
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	0.68%	2.57%
Expected volatility	249%	249%
Expected dividend yield	Nil	Nil

| September 30, 2020 Form 10-Q

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the selling, general and administrative expenses (including research and development). For the six months ended September 30, 2020, the Company’s share-based expense and option-based expense shown in selling, general and administrative expenses (including research and development) was $305 thousand and $60 thousand, respectively.

The expense associated with share-based payments to employees, directors, advisors and contractors is allocated over the vesting or service period and recognized in the Common Stock and Additional Paid in Capital. For the six months ended September 30, 2019, the Company’s share-based expense and option-based expense shown in selling, general and administrative expenses (including research and development) was $349 thousand and $12 thousand respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2020	1,851	0.40
Granted	30	1.30
Vested	(70)	0.45
Cancelled/Forfeited	-	-
Non-vested shares as of September 30, 2020	1,811	0.42

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2020	160	0.40	0.39
Granted	150	0.64	0.30
Exercised	(100)	0.64	0.30
Cancelled/Forfeited	-	-	-
Options outstanding as of September 30, 2020	210	0.46	0.36

There was a combined unrecognized expense of $426 thousand related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 0.9 years.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2020, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The decrease in value of marketable securities is due to realization of approximately $1.25 million and increase due to dividend income of approximately $13 thousand and approximately $6 thousand unrealized gain during the six months ended September 30, 2020. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7 – Investments in Non-Marketable Securities.

| September 30, 2020 Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and March 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
September 30, 2020

Cash and cash equivalents:	1,151	-	-	1,151
Total cash and cash equivalents	1,151	-	-	1,151

Investments:
-Marketable securities	3,850	-	-	3,850
-Non-marketable securities	-	-	261	261
Total Investments	3,850	-	261	4,111

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2020

Cash and cash equivalents:	7,258	-	-	7,258
Total cash and cash equivalents	7,258	-	-	7,258

Investments:
-Marketable securities	5,081	-	-	5,081
-Non-marketable securities	-	-	11	11
Total Investment	5,081	-	11	5,092

NOTE 17 – INTENTIONALLY LEFT BLANK

| September 30, 2020 Form 10-Q

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Six months ended September 30, 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	67	10%
Life Sciences segment	642	90%
Total	709	100%

	(in thousands)
Segments	Six months ended September 30, 2019 ($)	Percentage of Total Revenue (%)

Infrastructure segment	3,091	89%
Life Sciences segment	379	11%
Total	3,470	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

| September 30, 2020 Form 10-Q

2)     The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Six months ended September 30, 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	67	10-%
	(2) Hong Kong	-	-%
North America	U.S.	642	90%
Total		709	100%

		(in thousands)
Segments	Country	Six months ended September 30, 2019 ($)	Percentage of Total Revenue (%)

Asia	(1) India	2	-%
	(2) Hong Kong	3,089	89%
North America	U.S.	379	11%
Total		3,470	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of September 30, 2020 ($)
Intangible assets, net	344	-	344
Property, plant and equipment, net	6,269	4,637	10,906
Non- marketable securities	250	11	261
Claims and advances	199	417	616
Operating lease asset	532	-	532
Total non-current assets	7,594	5,065	12,659

| September 30, 2020 Form 10-Q

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2020 ($)
Intangible assets, net	252	-	252
Property, plant and equipment, net	5,216	4,564	9,780
Non- marketable securities	-	11	11
Claims and advances	200	410	610
Operating lease asset	574	-	574
Total non-current assets	6,242	4,985	11,227

NOTE 19 – SUBSEQUENT EVENTS

The Company received an approval from the Institutional Review Board (“IRB”) , engaged a Principal Investigator, engaged a study site, and began enrolling participants for a Phase 1 trial on its Investigational Drug Candidate (“IDC”).

The Company was informed of a theft incident related to $1.73 million of inventory held with a processor. The processor’s insurance is expected to cover the Company inventory and has assured delivery of complete inventory as per the agreement.

| September 30, 2020 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and the six months ended September 30, 2020, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on July 13, 2020 (the “2020 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Company Background

At IGC, our aim is to pioneer the future of pharmaceuticals and wellness products through groundbreaking, innovative research in cannabinoid sciences. Devastating diseases such as Alzheimer’s, Parkinson’s, Epilepsy, and chronic pain collectively affect over a billion people worldwide. We believe life-altering solutions are within reach by combining creative concepts, dedicated research and development, with a passion for community, and wellness empowerment.

We believe that wellness and access to affordable naturally derived medicine is a human right. Since 2014, our team has been committed to researching the application of cannabinoid-based therapies as viable alternatives to many current medications. Early anecdotal evidence suggests cannabinoid and hemp sciences may open doors to the discovery and development of novel treatments for numerous diseases currently believed to be incurable.

Driven by cutting edge research and technology, we are committed to our goal to make cannabinoid-based formulations accessible to the masses and to continue to change the dialogue and current stigmas around cannabis so that cannabis-based products, including medicines, can be made more widely available to the people who need them most.

We are also committed to our business operations in Asia, including (a) the execution of construction contracts, (b) the purchase and resale of physical commodities used in infrastructure, and (c) the rental of heavy construction equipment.. Although COVID-19 continues to impact this business line, IGC looks forward to increasing these operations as the COVID-19 pandemic allows.

COVID-19 Update

We continue to monitor the impact of the COVID-19 pandemic and from restrictions imposed by governmental entities related thereto, on our financial condition, liquidity, operations, suppliers, industry, and workforce. Revenue from the infrastructure segment continues to be adversely affected as we are unable to fully deploy our workforce. In response to the evolving circumstances, we supplemented our facilities to manufacture, label, and distribute FDA-registered alcohol-based hand sanitizers and hand rubs. While there is a general lack of visibility, we anticipate drastically reduced revenue from Infrastructure, and also unpredictable revenue from the Life Sciences segment as the world economy remains impacted by the COVID-19 pandemic. During the six months ended September 30, 2020:

1.

Our revenue from the infrastructure business remains adversely affected with increased expenses. However, in compliance with applicable laws and regulations, we have commenced limited operations for the completion of the road building contract that we have been awarded.

2.

A majority of our hemp processing and distillation equipment is sourced from China. While we took delivery of the equipment, the commissioning and certification of the equipment continues to be delayed. The commissioning of our large-scale processing and distillation equipment is delayed.

| September 30, 2020 Form 10-Q

Overview

While our primary source of revenue for the three months and the six months ended September 30, 2019, is from our Infrastructure segment, our primary source of revenue for the three months ended September 30, 2020 is from our Infrastructure segment and for the six months ended September 30, 2020, is from our Life Sciences segment, which produced wellness products, including alcohol-based hand sanitizers, among others.

The Company operates both segments in compliance with applicable state, national, and local laws and regulations and only in locations and regions where it is legal to do so. Further information on the Company highlights in the six months ended September 30, 2020, can be found in Part I, Item 1, Note 1 - Business Description, “Business updates”.

Expanding Sales Strategy

In the Life Sciences segment, we view our desire to be vertically integrated in the hemp industry as providing us with several profit opportunities that we expect to focus on throughout the rest of Fiscal 2021. The Company has been working on branded products, under the Herbo™, Hyalolex™, Holief™ and Sunday Seltzer™ product lines, and expects to launch online sales during Fiscal 2021 or early Fiscal 2022.

Our strategy for the Infrastructure segment is to continue investing in and competitively bidding on construction contracts, for example to build roads, bridges, and other civil works in Kerala, India, and to opportunistically buy and sell infrastructure and other commodities.

FDA Clinical Trials

On July 30, 2020, IGC received a notice from the FDA to proceed with a 12-subject Phase 1 human clinical trial (“removal of full clinical hold”) on its INDA, submitted under Section 505(i) of the Federal Food, Drug, and Cosmetic Act, for IGC-AD1. The Phase 1 trial is proposed to involve a randomized placebo-controlled MAD study to evaluate safety and tolerability of IGC-AD1 in subjects with mild to severe dementia due to Alzheimer’s disease. In addition, the study will evaluate PK and collect data on other factors. The Company’s IGC-AD1 formulation is based on a patent filed by the USF that uses a cannabinoid as one of the active ingredients. The Company has exclusive rights to the patent filing. The Company’s flagship product Hyalolex Drops of Clarity™, currently available in select dispensaries in Puerto Rico, is modeled around this formulation. For further information on the FDA trial process, please refer the Item 1, Business in Part I of the 2020 Form 10-K.

Alzheimer’s disease

According to the National Institute of Health’s National Institute on Aging (NIA), Alzheimer’s is an irreversible, progressive brain disorder that destroys memory and thinking skills, and, eventually, the ability to carry out the simplest tasks. Symptoms, for most people, may first appear for individuals in their mid-60s.1  Some experts believe that Alzheimer’s is the third leading cause of death just behind heart disease and cancer. Alzheimer’s is believed to cause about 70% of dementia, which is the loss of cognitive functioning that includes thinking, remembering, reasoning, and behavioral abilities.2 Alzheimer’s is named after Dr. Alois Alzheimer, who, in 1906, based on a histopathological study, found that the brain tissue of a women who died of unusual mental illness had abnormal clumps and tangled bundles of fiber. Her symptoms included memory loss, language problems and unpredictable behavior. The clumps are now called beta-amyloid plaques (plaques) and the bundles are now called neurofibrillary or tau tangles (tangles). These plaques and tangles are considered the main features, or hallmarks, of Alzheimer’s disease, another being the loss of connection between nerve cells.3

1 https://www.nia.nih.gov/health/alzheimers-disease-fact-sheet

2 https://www.who.int/news-room/fact-sheets/detail/dementia

3 https://www.nia.nih.gov/health/alzheimers-disease-fact-sheet

| September 30, 2020 Form 10-Q

While some researchers view Alzheimer’s as a spectrum disease, the NIA categorizes Alzheimer’s in three stages: mild, moderate, and severe. Broadly, in mild Alzheimer’s, problems can include wandering, getting lost, not remembering the way home for example, trouble handling money and paying bills, repeating questions, and personality and behavior changes. In moderate Alzheimer’s there is damage to the areas of the brain that control language, reasoning, sensory processing, and conscious thought. Problems can include carrying out multistep tasks such as dancing, getting dressed, and more behavior changes including hallucinations, delusions, paranoia and impulsive behavior. By the time severe Alzheimer’s sets in, plaques and tangles spread throughout the brain, and the brain shrinks significantly. People with severe Alzheimer’s are completely dependent on others for care, they cannot communicate, and, near the end, the body shuts down.4

Plaques are believed to be caused by an unhealthy brain’s inability to clear a protein called beta amyloid (® amyloid, “A®”) that is cleaved, as part of a normal cycle, from a larger protein called Amyloid Precursor Protein (APP).5 These cleaved smaller-length proteins are cleared in healthy brains. However, in Alzheimer’s brains, they accumulate, sticking to each other, becoming sticky plaques that are deposited between neurons, affecting neuronal connections and leading, for example, to memory loss. Inside a neuron there are microtubules, analogous to highways, that help transport nutrients from one part of the nerve cell to another. Tau protein helps bind and stabilize the microtubule structures. In Alzheimer’s patients, tau detaches from the microtubules and stick together, forming threads that eventually join to form tangles inside the neurons, leading to neuronal death. Essentially, plaques deposit between neurons, and tangles kill neurons from the inside.6 It may be characterized as a near perfect assault on the brain with devastating consequences. There is no cure for Alzheimer’s disease.7

Alzheimer’s patients manifest Behavior and Psychological Symptoms caused by Dementia (BPSD) that include, among others, depression, agitation, aggression, sleep disturbance (sundown syndrome), delusions, hallucinations, anxiety. These symptoms put a burden on caregivers that leads to caregiver distress.8

IGC-AD1

In 2017, IGC acquired rights to a patent filed by USF on treating Alzheimer’s disease using a cannabinoid in combination with another naturally occurring molecule. The research on which the patent application is based showed that in Alzheimer’s cell lines, various combinations of the formulation blocked the production of A®, blocked the formation of A® oligomers (plaques), inhibited the hyperphosphorylation of tau, which leads to the destabilization of microtubules, and increases mitochondrial activity, among others. The research also showed improvement in the memory of Alzheimer’s induced transgenic mice. Based on this and other data, IGC acquired the patent rights from USF, formulated a liquid investigational medication, and filed an INDA with the FDA. The investigational drug, IGC-AD1, is ready for human trials, which is expected to begin with a Phase 1 MAD, PK trial.

4 https://www.nia.nih.gov/health/alzheimers-disease-fact-sheet

5 https://www.nia.nih.gov/health/what-happens-brain-alzheimers-disease#:~:text=Amyloid%20Plaques&text=In%20the%20Alzheimer's%20brain%2C%20abnormal,of%20beta-amyloid%20influence%20Alzheimer's.

6 https://www.nia.nih.gov/health/what-happens-brain-alzheimers-disease#:~:text=In%20Alzheimer's%20disease%2C%20however%2C%20abnormal,the%20synaptic%20communication%20between%20neurons.

7 https://www.alz.org/alzheimers-dementia/treatments

8 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5550537/

| September 30, 2020 Form 10-Q

Results of Operations for the Three Months Ended

September 30, 2020 and September 30, 2019

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2020 and September 30, 2019:

Statement of Operations (in thousands, unaudited)

	Three months ended September 30,
	2020 ($)	2019 ($)	Change ($)	Percent Change
Revenue	125	1,821	(1,696)	(93%)
Cost of revenue	(99)	(1,793)	1,694	(94%)
Gross Profit	26	28	(2)	7%
Selling, general and administrative expenses	(1,483)	(1,094)	(389)	36%
Research and development expenses	(219)	(222)	3	(1%)
Operating loss	(1,676)	(1,288)	(388)	30%
Other income, net	19	109	(90)	(83%)
Loss before income taxes	(1,657)	(1,179)	(478)	41%
Tax expense	-	-	-	-%
Net Loss	(1,657)	(1,179)	(478)	41%

Revenue – Revenue in the quarter ended September 30, 2020 and September 30, 2019, were $125 thousand and $1,821 thousand respectively. The decrease in revenue is primarily due to restrictions imposed by the COVID pandemic.

Revenue in the Infrastructure segment was approximately $67 thousand and $1,547 thousand for the three months ended September 30, 2020 and 2019 respectively. The revenue is from the execution of construction contract and sales of infrastructure related physical commodities.

Revenue in the Life Sciences segment for the three months ended September 30, 2020, was $58 thousand as compared to $274 thousand for the three months ended September 30, 2019, albeit with a change in product mix. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $99 thousand for the three months ended September 30, 2020, compared to $1,793 thousand in the three months ended September 30, 2019. The cost of revenue for the three months ended September 30, 2020, is primarily attributable to raw materials that are required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $389 thousand or 36% to $1,483 thousand for the three months ended September 30, 2020, from $1,094 thousand for the three months ended September 30, 2019. The increase of approximately $0.4 million is attributed to a one-time settlement expense of approximately $50 thousand, compensation expenses attributed to increased head count and associated employee-related expenses, marketing expense related to expansion of brands and depreciation expense related to increase in Property, Plant and Equipment. We expect general and administrative expenses to decrease as one-time legal and other one-time expenses continue to abate over the rest of this year.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses for the three months ended September 30, 2020, is approximately $219 thousand and approximately $222 thousand for the three months ended September 30, 2019. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including preparing for potential FDA trials, product research, designing, formulating and market analysis. We expect R&D expenses to increase with Phase 1 trials on IGC-AD1. All research and development costs are expensed in the quarter in which they are incurred.

| September 30, 2020 Form 10-Q

Other Income, net – Other net income decreased by approximately $90 thousand or 83% during the three months ended September 30, 2020. The total other income for the three months ended September 30, 2020 and 2019 is approximately $19 thousand and $109 thousand, respectively. Other income includes interest income, rental income, dividend income and unrealized gain from marketable securities, net, and income from sale of scrap, among others.

Results of Operations for the Six Months Ended

September 30, 2020 and September 30, 2019

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended September 30, 2020 and September 30, 2019:

Statement of Operations (in thousands, unaudited)

	Six months ended September 30,
	2020 ($)	2019 ($)	Change ($)	Percent Change
Revenue	709	3,470	(2,761)	(80%)
Cost of revenue	(637)	(3,401)	2,764	(81%)
Gross Profit	72	69	3	4%
Selling, general and administrative expenses	(3,238)	(2,343)	(895)	38%
Research and development expenses	(441)	(469)	28	(6%)
Operating loss	(3,607)	(2,743)	(864)	31%
Other income, net	68	185	(117)	(63%)
Loss before income taxes	(3,539)	(2,558)	(981)	38%
Tax expense	-	-	-	-%
Net Loss	(3,539)	(2,558)	(981)	38%

Revenue – Revenue in the six months ended September 30, 2020, was primarily derived from our Life Sciences segment, which involved sales of products such as alcohol-based hand sanitizers, among others. In the six months ended September 30, 2019, our revenue was primarily derived from the infrastructure segment. Revenue was approximately $709 thousand and $3,470 thousand for the six months ended September 30, 2020 and 2019, respectively.

Revenue in the Life Sciences segment in the six months ended September 30, 2019, was $379 thousand as compared to $642 thousand in the six months ended September 30, 2020, albeit with a change in product mix. At the same time, revenue in our Infrastructure segment for the six months ended September 30, 2019, was $3,091 thousand and $67 thousand in the six months ended September 30, 2020, relating to sales of infrastructure related physical commodities and execution of construction contract respectively. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $637 thousand for the six months ended September 30, 2020, compared to $3,401 thousand in the six months ended September 30, 2019. The cost of revenue in the six months ended September 30, 2020, is primarily attributable to raw materials that are required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $895 thousand or 38% to $3,238 thousand for the six months ended September 30, 2020, from $2,343 thousand for the six months ended September 30, 2019. The increase of approximately $0.9 million is attributed to a one-time settlement expense of approximately $50 thousand, a payroll accrual of approximately $200 thousand, compensation expenses attributed to increased head count and associated employee-related expenses, marketing expense related to expansion of brands and depreciation expense related to increase in Property, Plant and Equipment. We expect general and administrative expenses to decrease as one-time legal and other one-time expenses continue to abate over the rest of this year.

| September 30, 2020 Form 10-Q

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses for the six months ended September 30, 2020, is approximately $441 thousand and approximately $469 thousand for the six months ended September 30, 2019. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including preparing for potential FDA trials, product research, designing, formulating and market analysis. We expect R&D expenses to increase with Phase 1 trials on IGC-AD1. All research and development costs are expensed in the quarter in which they are incurred.

Other Income, net – Other net income decreased by approximately $117 thousand or 63% during the six months ended September 30, 2020. The total other income for the six months ended September 30, 2020 and 2019 is approximately $68 thousand and $185 thousand, respectively. Other income includes interest income, rental income, dividend income and unrealized gain from marketable securities, net, and income from sale of scrap, among others.

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

This liquidity and capital resources discussion compares the unaudited consolidated Company financials.

	(in thousands, unaudited)

	As of September 30, 2020 ($)	As of March 31, 2020 ($)	Change	Percent Change
Cash and cash equivalents	1,151	7,258	(6,107)	(84)%
Working capital	11,789	15,811	(4,022)	(25)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $6,107 thousand to $1,151 thousand in the six months ended September 30, 2020, from $7,258 thousand as of March 31, 2020, a decrease of approximately 84%.

A major decrease in our cash and cash equivalents in the six months ended September 30, 2020, was due to $1,229 thousand used in purchase of property, plant, and equipment and a $2,439 thousand investment in inventory. In addition, cash and cash equivalents decreased as a result of our net losses of approximately $3,539 thousand during the six months ended September 30, 2020.

| September 30, 2020 Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)

	Six months ended September 30,
	2020	2019	Change	Percent Change
Cash (used in) operating activities	(6,450)	(4,444)	(2,006)	45%
Cash (used in) investing activities	(195)	(7,111)	6,916	(97%)
Cash provided by financing activities	530	18	512	2,844%
Effects of exchange rate changes on cash and cash equivalents	8	(10)	18	(180%)
Net increase/(decrease) in cash and cash equivalents	(6,107)	(11,547)	5,440	(47%)
Cash and Cash Equivalents at the beginning of period	7,258	25,610	(18,352)	(72%)
Cash and cash equivalents at the end of the period	1,151	14,063	(12,912)	(92%)

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2020, was approximately $6 million. This consists of a net loss of approximately $3.5 million and non-cash items totaling approximately $550 thousand, which in turn consist of an amortization/depreciation charge of approximately $185 thousand and stock-based expenses totaling approximately $365 thousand. Changes in operating assets and liabilities had a negative impact of approximately $3.5 million on cash, of which approximately $2.4 million was due to an increase in inventory..

Net cash used in operating activities for the six months ended September 30, 2019 was $4.4 million. Cash was consumed from continuing operations, with the net loss of $2.6 million, non-cash items totaling $406 thousand, consisting of a depreciation charge of $45 thousand and stock-based expenses totaling $361 thousand and changes in working capital accounts had a negative impact of $2.3 million on cash.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2020, was $195 thousand, which is comprised of approximately $48 thousand for the acquisition and filing expenses related to patents and trademarks, purchase of property, plant and equipment of $1.2 million and investments of approximately $149 thousand in non-marketable securities and proceeds of $1.2 million from marketable securities.

Net cash used in investing activities during the six months ended September 30, 2019 was $7.1 million which is comprised of approximately $2 million for the purchase of office space, plant and equipment among others, $5 million for investment in a marketable securities and $23 thousand for the acquisition and filing of patents.

Financing Activities

Net cash provided by financing activities was $530 thousand for the six months ended September 30, 2020, which is comprised of proceeds from loans. Please refer Note 11, “Loans and Other Liabilities” for further information.

Cash provided by financing activities of approximately $18 thousand during the six months ended September 30, 2019 consisted of share options previously issued to advisor.

| September 30, 2020 Form 10-Q

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. There were no impactful breaches in cybersecurity during the six months ended September 30, 2020.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in the 2020 Form 10-K, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K, for a discussion of all our critical and significant accounting policies.

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

| September 30, 2020 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of September 30, 2020.

As of September 30, 2020, the Company was a party to two shareholder lawsuits, as described below.

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

On October 11, 2019, Company and the other the Class Action Defendants filed a motion to dismiss the consolidated shareholder class action litigation on a number of grounds, including that the Class Action Defendants did not make any false or misleading statements or any materially false or misleading statements to the public; the Class Action Defendants did not act with any intent to deceive the public, nor did they recklessly do so; and that the Class Action Defendants’ alleged conduct did not cause any loss allegedly suffered by the class action plaintiffs. The motion to dismiss remains pending before the United States District Court for the District of Maryland, and the Company anticipates that a decision may be issued by March 31, 2021, although it can provide no assurances of the same.

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

| September 30, 2020 Form 10-Q

Item 1A. Risk Factors

In addition to the Risk Factors reported herein, you should carefully consider the risk factors identified in the Company’s 2020 annual report on Form 10-K, filed with the SEC on July 13, 2020, the Risk Factors identified in our Form 10-Q filed with the SEC on August 19, 2020, together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

The Company incorporates by reference as if fully set forth and restated herein all Risk Factors identified in our 2020 Form 10-K and the Risk Factors identified in our Form 10-Q filed with the SEC on August 19, 2020. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us. The additional risk factor has been mentioned below:

The Drug Enforcement Administration (DEA) interim final rule related to statutory amendments to the Controlled Substances Act (CSA) made by the Agriculture Improvement Act of 2018 (AIA), regarding the scope of regulatory controls over marihuana, tetrahydrocannabinols, and other related constituents may have an adverse impact on the Company.

From August 21, 2020, the interim rule to align DEA regulations in response to hemp legalization under the 2018 Farm Bill became effective. In order to meet the AIA's definition of hemp, and thus qualify for the exception in the definition of marihuana, a cannabis-derived product must itself contain 0.3% or less THC on a dry weight basis. It is not enough that a product is labeled or advertised as "hemp." Cannabis-derived products that exceed the 0.3% THC limit do not meet the statutory definition of "hemp" and are schedule I controlled substances, regardless of claims made to the contrary in the labeling or advertising of the products. Further, a cannabis derivative, extract, or product that exceeds the 0.3% THC limit is a schedule I controlled substance, even if the plant from which it was derived contained 0.3% or less THC on a dry weight basis. The rule implies that an intermediary product such as crude oil extract that is over 0.3% THC would be considered a Schedule I substance – even if it will subsequently be diluted in the final product. This concerns the Company, as during the hemp extraction process, cannabinoid content may rise above the 0.3% THC limit, before being diluted to the 0.3% THC legal limit for hemp.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company may ultimately terminate the Evolve I, Inc. acquisition.

| September 30, 2020 Form 10-Q

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

| September 30, 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 20, 2020	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2020	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

| September 30, 2020 Form 10-Q