Form 10-Q
period 2020-12-31
India Globalization Capital, Inc.
filed 2021-02-16
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020

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

45,366,323 shares of our common stock were outstanding as of February 9, 2021.

| December 31, 2020 Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

| December 31, 2020 Form 10-Q

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

For the next several years, we believe our success is highly correlated with improvement in the Hong Kong and Indian economies, particularly their recovery from the ongoing SARS-CoV-2 (“COVID-19”) pandemic and with the outcome of our clinical trials and secondarily on the sale of our products and services. The Company may not be able to complete human trials on our investigational drug candidates, or, once conducted, the results of human trials may not be favorable or as anticipated or may reflect lack of efficacy in humans or animals. Precautions including social distancing and travel restrictions, among others, surrounding the COVID-19 pandemic could lead to delays or expenses greater than anticipated or projected. Failure or delay with respect to any of the above factors could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

Our projections and investments anticipate certain regulatory changes and stable pricing, which may not hold out over the next several years. We may not be able to protect our intellectual property adequately or receive patents. We may not receive regulatory approval for our products, or trials. The patent applications we have licensed may not be granted by the United States Patent and Trademark Office (“USPTO”), even if the Company is in full compliance with USPTO requirements. We may not have adequate resources including financial resources, to successfully conduct all requisite clinical trials, to bring a product based on the above-referenced patented formulations to market, or to pay applicable maintenance fees over time. We may not be able to successfully commercialize our products even if they are successful and receive regulatory approval, including, but not limited to, based on the Food & Drug Administration’s (“FDA”) current position on hemp and hemp-based products. Failure or delay with respect to any of the factors above could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

This document also contains statements that are not approved by the FDA, including statements on hemp and hemp extracts and their potential efficacy on humans and animals. While these statements and claims are intended to be in compliance with federal and state laws, we cannot guarantee such compliance.

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections subject to risks and uncertainties, including those identified in the “Risk Factors” set forth in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on July 13, 2020, in our quarterly report on Form 10-Q for the three months ended June 30, 2020 and September 30, 2020, filed with the SEC on August 19, 2020 and November 20, 2020, respectively that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

| December 31, 2020 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

(Unaudited)

	December 31, 2020 (Unaudited) ($)	March 31, 2020 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	968	7,258
Marketable securities	2,000	5,081
Accounts receivable, net	226	133
Inventory	5,156	4,245
Deposits and advances	3,071	1,040
Total current assets	11,421	17,757

Intangible assets, net	384	252
Property, plant and equipment, net	10,968	9,780
Non-Marketable securities	261	11
Claims and advances	619	610
Operating lease asset	510	574
Total long-term assets	12,742	11,227
Total assets	24,163	28,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	875	762
Accrued liabilities and others	791	1,134
Short-term loans	252	50
Total current liabilities	1,918	1,946

Long-term loans	328	-
Other liabilities	17	16
Operating lease liability	428	485
Total non-current liabilities	773	501
Total liabilities	2,691	2,447

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 per value: authorized 1,000,000 shares, no shares issued or outstanding as of December 31, 2020 or March 31, 2020.	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 41,304,365 and 39,320,116 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively.	95,427	94,754
Accumulated other comprehensive loss	(2,726)	(2,850)
Accumulated deficit	(71,229)	(65,367)
Total stockholders' equity	21,472	26,537
Total liabilities and stockholders' equity	24,163	28,984

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	($)	($)	($)	($)

Revenue	108	573	817	4,043
Cost of revenue	(94)	(543)	(731)	(3,944)
Gross Profit	14	30	86	99
Selling, general and administrative expenses	(2,186)	(1,413)	(5,424)	(3,756)
Research and development expenses	(154)	(295)	(595)	(764)
Operating loss	(2,326)	(1,678)	(5,933)	(4,421)
Other income, net	3	75	71	260
Loss before income taxes	(2,323)	(1,603)	(5,862)	(4,161)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(2,323)	(1,603)	(5,862)	(4,161)
Foreign currency translation adjustments	40	(43)	124	(167)
Comprehensive loss	(2,283)	(1,646)	(5,738)	(4,328)

Loss per share attributable to common stockholders:
Basic & Diluted	$(0.06)	(0.04)	(0.14)	(0.11)
Weighted-average number of shares used in computing loss per share amounts:	41,304	39,571	40,915	39,543

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three Months Ended December 31, 2019	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of September 30, 2019	39,572	94,395	(60,610)	(2,543)	31,242
Common stock-based compensation & expenses, net	-	190	-	-	190
Net loss	-	-	(1,603)	-	(1,603)
Foreign currency translation adjustments	-	-	-	(43)	(43)
Balances as of December 31, 2019	39,572	94,585	(62,213)	(2,586)	29,786

Three Months Ended December 31, 2020
Balances as of September 30, 2020	41,304	95,270	(68,906)	(2,766)	23,598
Common stock-based compensation & expenses, net	-	157	-	-	157
Net loss	-	-	(2,323)	-	(2,323)
Foreign currency translation adjustments	-	-	-	40	40
Balances as of December 31, 2020	41,304	95,427	(71,229)	(2,726)	21,472

Nine months ended December 31, 2019	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Common stock-based compensation & expenses, net	70	542	-	-	542
Net loss	-	-	(4,161)	-	(4,161)
Loss on foreign currency translation	-	-	-	(167)	(167)
Balances as of December 31, 2019	39,572	94,585	(62,213)	(2,586)	29,786

Nine months ended December 31, 2020
Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1,884	573	-	-	573
Common stock issued for investment	100	100	-	-	100
Net loss	-	-	(5,862)	-	(5,862)
Loss on foreign currency translation	-	-	-	124	124
Balances as of December 31, 2020	41,304	95,427	(71,229)	(2,726)	21,472

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2020 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended December 31,
	2020 ($)	2019 ($)
Operating activities:
Net loss	(5,862)	(4,161)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	312	69
Common stock-based compensation and expenses, net	523	524

Changes in:
Accounts receivables, net	(93)	(73)
Inventory	(911)	(3,337)
Deposits and advances	(2,031)	(130)
Claims and advances	55	-
Accounts payable	112	278
Accrued and other liabilities	(400)	146
Net cash used in operating activities	(8,295)	(6,684)

Investing activities:
Purchase of property, plant and equipment	(1,381)	(3,675)
Proceed from marketable securities	3,081	(5,063)
Investment in non-marketable securities	(149)	-
Acquisition and filing cost of patents and rights	(92)	(68)
Net cash provided by/(used in) investing activities	1,459	(8,806)

Financing activities:
Issuance of equity stock (net of expenses)	-	18
Proceeds from borrowings, net	530	-
Net cash provided by financing activities	530	18

Effects of exchange rate changes on cash and cash equivalents	16	(9)
Net decrease in cash and cash equivalents	(6,290)	(15,481)
Cash and cash equivalents at the beginning of the period	7,258	25,610
Cash and cash equivalents at the end of the period	968	10,129

Supplementary information:
Cash paid for interest	-	6
Non-cash items:
Common stock issued/granted including ESOP, consultancy	523	524
Common stock issued/granted other than ESOP, consultancy	50	-

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2020 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2020

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

NOTE 1 – BUSINESS DESCRIPTION

Business

At IGC, we are dedicated to the future of pharmaceuticals and wellness products through innovative research in cannabinoid sciences. Devastating diseases such as Alzheimer’s, Parkinson’s, Epilepsy and chronic pain collectively affect more than one billion people worldwide. We believe life-altering solutions are within the reach of the current generation by applying creative concepts, dedicated study, and a passion for community and wellness empowerment, to cutting edge research, technology and product development.

Since 2014, our team has been committed to researching the application of cannabinoids, sometimes in combination with other compounds, to address various ailments, using our research to develop intellectual property, formulations and multiple wellness and lifestyle brands. Separately, and in addition, since 2008, we have an infrastructure business managed from India, which involves the execution of construction projects, the purchase and resale of physical commodities mostly used in infrastructure, and the rental of heavy construction equipment.

The Company’s principal office is located in the U.S. in Maryland. Additionally, the Company has a facility in Washington and offices in Colombia, Hong Kong, and India.

SEC Settlement update

On December 21, 2020, the Company and our CEO, Ram Mukunda, reached a settlement (“Settlement”), with the SEC related to disclosures made in our March 26, 2018 press release regarding the timeframe for the availability of our first cannabis product, Hyalolex™, now known as Hyalolex Drops of Clarity™. Under the terms of the Settlement, without admitting or denying the factual allegations, we and Mr. Mukunda consented to the entry of an order by the SEC pursuant to which: (i) we and Mr. Mukunda will cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act; (ii) we and Mr. Mukunda paid civil monetary penalties of $175,000 and $35,000, respectively to the SEC; and (iii) we have retained an independent compliance consultant to conduct a compliance program assessment and make recommendations related to our internal policies and procedures regarding the effectiveness of our disclosure controls and procedures with an emphasis on our press releases and social media posts.

 Phase 1 Trial updates

On July 30, 2020, we received a notice from the FDA to proceed with a 12-subject Phase 1 human clinical trial (“removal of full clinical hold”) on our INDA, submitted under Section 505(i) of the Federal Food, Drug, and Cosmetic Act, for our “IGC-AD1” proprietary formulation. The Phase 1 trial is proposed to involve a randomized placebo-controlled multiple ascending dose (“MAD”) study to evaluate safety and tolerability of IGC-AD1 in subjects with mild to severe dementia due to Alzheimer’s disease. In addition, the study will evaluate Pharmacokinetics (“PK”) of IGC-AD1 as it relates to polymorphisms of CYP2C9 and collect data on neurological and psychological factors. Our IGC-AD1 formulation is based on a patent filed by the University of South Florida (USF) that uses a cannabinoid as one of the active ingredients. We have exclusive rights to the patent filing. Hyalolex Drops of Clarity™, an oral tincture, is also modeled around the patent filing by USF.  During the quarter the Company prepared to enroll patients.

| December 31, 2020 Form 10-Q

COVID-19 update

We believe that the current COVID-19 pandemic and its impact on certain aspects of the economy have negatively impacted our revenue and increased our expenses. In the past nine months, our ability to provide services and distribute our products has been impacted due to store closures and abandoned harvests of hemp. Our facility on the West Coast of the U.S. and our Delhi office have had COVID-19 outbreaks that have led to closures, delays and expenses.

In response, we have and continue to make efforts to decrease our overhead expenses and have oriented our primary focus on the human trials on IGC-AD1. IGC remains committed to its Infrastructure business line and intends to continue pursuing the execution of construction contracts, the purchase and resale of physical commodities used in infrastructure, and the rental of heavy construction equipment as the COVID-19 pandemic allows.

Business Organization

As of December 31, 2020, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (“TBL”), IGCare, LLC (“IGCare"), Holi Hemp, LLC (“Holi Hemp”), IGC Pharma, LLC (“IGC Pharma”), SAN Holdings, LLC (“SAN Holdings”), Sunday Seltzer, LLC (“Sunday Seltzer”) and Colombia-based beneficially owned subsidiary Hamsa Biochem SAS (“Hamsa”). The Company’s fiscal year is the 52-week or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

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

| December 31, 2020 Form 10-Q

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to, allowance for uncollectible accounts receivable; sales returns; normal loss during production; future obligations under employee benefit plans; the useful lives of property, plant, equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as Management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position, and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the condensed consolidated financial statements.

Presentation and functional currencies

IGC operates in India, U.S., Colombia and Hong Kong and a portion of the Company’s financials are denominated in the Indian Rupee (“INR”), the Hong Kong Dollar (“HKD”) or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, the HKD or the COP affect our financial statements.

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

No impairment has been recorded for the nine months ended December 31, 2020, and 2019.

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

| December 31, 2020 Form 10-Q

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

As of December 31, 2020, investment in marketable securities is valued at fair value and investment in non-marketable securities with ownership less than 20% is valued at cost as per ASC Topic 321, “Investments-Equity Securities”.

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

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $226 thousand of accounts receivable, net of provision for doubtful debt of $10 thousand as of December 31, 2020, as compared to $133 thousand of accounts receivable, net of provision for doubtful debt of $9 thousand as of March 31, 2020.

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

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred.

| December 31, 2020 Form 10-Q

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

Loss per share

The computation of basic loss per share for the nine months ended December 31, 2020, excludes potentially dilutive securities of approximately 3.2 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees and advisors, warrants, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the nine months ended December 31, 2020 and 2019, used for the computation of basic earnings per share (“EPS”) is 40,915,196 and 39,543,480 respectively. Due to the loss incurred during the nine months ended December 31, 2020 and 2019, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. In the nine months ended December 31, 2020, there were no impactful breaches in cybersecurity.

Intangible assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets having indefinite lives are not amortized, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis on March 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

| December 31, 2020 Form 10-Q

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

IV.  Allocate the determined amount of consideration/price to the performance obligations.

V.   Recognize revenue when or as the performing party satisfies performance obligations.

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Infrastructure and Life Sciences segment.

Revenue in the Infrastructure Business is recognized for the renting business when the equipment is rented, and terms of the agreement have been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer.  Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer. We license our products to processors. The royalty income from licensing is recognized once goods have been sold by the processor to its customers.

Net sales disaggregated by significant products and services for the nine months ended December 31, 2020 and 2019 are as follows:

	(in thousands) Nine months ended December 31,
	2020 ($)	2019 ($)
Infrastructure segment
Rental income (1)	1	4
Construction contracts (2)	118	102
Purchase and resale of physical commodities (3)	-	3,553

Life Sciences segment
Wellness and Lifestyle (4)	664	384
Tolling/White labeling service (5)	34	-
Total	817	4,043

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

(4) Relates to revenue from Life Sciences segment such as sale of hand sanitizer, bath bombs, gummies, beverages, hemp crude extract, hemp isolate, and hemp distillate and royalty income from the sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

(5) Relates to income from tolling and white label services.

| December 31, 2020 Form 10-Q

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of December 31, 2020.

| December 31, 2020 Form 10-Q

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

NOTE 3 – INVENTORY

	(in thousands)
	As of December 31, 2020 ($)	As of March 31, 2020 ($)
Raw Materials	2,027	227
Work-in-Progress	2,199	3,713
Finished Goods	930	305
Total	5,156	4,245

Inventory in the form of work-in-progress as of December 31, 2020, is comprised of, but not limited to, various hemp-based extracts such as crude oil, hemp distillate, and hemp isolate. The Company accounts all hemp extracts as Work-in-Progress until they are in the processing facility. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overheads and the depreciation of farming equipment, hand sanitizers, beverages and personal protection equipment, among others.

During the nine months ended December 31, 2020 the Company wrote off approximately $342 thousand inventory due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) as compared to approximately zero for the nine months ended December 31, 2019. This charge was recorded in Selling, general and administrative expenses.

One of our vendors that holds $1.74 million of our inventory reported a theft at their facility. The Company moved the amount associated with the inventory to Deposits and Advances.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2020 ($)	As of March 31, 2020 ($)
Advances to suppliers and consultants	1,180	558
Advances for Property, Plant and Equipment	26	259
Statutory advances	32	27
Advances for inventory	1,741	-
Prepaid expense and other current assets	92	196
Total	3,071	1,040

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segment. Advances for Property, Plant and Equipment include an advance paid for equipment for our processing facility. Please refer to Note 3 – “Inventory” for details of Advances for inventory.

| December 31, 2020 Form 10-Q

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of December 31, 2020 ($)	As of March 31, 2020 ($)
Patents	156	125
Other intangibles	20	20
Accumulated amortization	(20)	(10)
Total amortized intangible assets	156	135

Indefinite lived intangible assets
Patents	184	107
Trademarks	21	10
Other intangibles	23	-
Total unamortized intangible assets	228	117
Total Intangible assets	384	252

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing approximately 12 patents and 35 trademarks. It also includes acquisition costs related to brands, domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended December 31, 2020 and 2019, amounted to approximately $4 thousand and $2 thousand, respectively, whereas the amortization expense in the nine months ended December 31, 2020 and 2019, amounted to approximately $10 thousand and $6 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of December 31, 2020, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2021	14
For the year ended 2022	15
For the year ended 2023	17
For the year ended 2024	19
For the year ended 2025	20

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

	(in thousands, except useful life)
	Useful Life (years)	As of December 31, 2020 ($)	As of March 31, 2020 ($)
Land	N/A	4,615	4,508
Buildings & facilities	25	3,871	2,540
Plant and machinery	5-20	4,552	3,867
Computer equipment	3	211	194
Office equipment	3-5	111	106
Furniture and fixtures	5	130	104
Vehicles	5	121	120
Construction in progress	N/A	49	768
Total Gross Value		13,660	12,207
Less: Accumulated depreciation		(2,692)	(2,427)
Total Property, plant and equipment, net		10,968	9,780

| December 31, 2020 Form 10-Q

The depreciation expense in the three months ended December 31, 2020 and 2019, amounted to approximately $124 thousand and 22 thousand, respectively, whereas depreciation expense in the nine months ended December 31, 2020 and 2019, amounted to approximately $302 thousand and $63 thousand, respectively. The net increase in total Property, Plant & Equipment is primarily due to the set-up of product manufacturing, processing, and packaging facilities, in the U.S. subsidiaries. The net increase in land and accumulated depreciation is primarily due to foreign exchange translations because of a decline in value of foreign currencies. The construction in progress relates to the Washington facility under construction. For more information, please refer to Note 18 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

	(in thousands)
	As of December 31, 2020 ($)	As of March 31, 2020 ($)
Investment in equity shares of unlisted company	12	11
Investment in Evolve I (i)	249	-
Total	261	11

(i)

On May 12, 2020, the Company completed an investment under the terms of the Share Subscription Agreement (“SSA”) with Evolve I, Inc., a Washington corporation (“Evolve”), by transferring part of the consideration to Evolve. As of December 31, 2020, the Company owns an approximate 19.8% interest in Evolve. The Company may try to find an amicable resolution for the disposition of the current holding.

The Company regularly reviews its investment portfolio to determine if any security is permanently impaired, which would require the Company to record an impairment charge in the period.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of December 31, 2020 ($)	As of March 31, 2020 ($)
Claims receivable (1)	383	374
Non-current deposits	24	24
Non-current advances (2)	212	212
Total	619	610

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala. As of December 31, 2020, the receivable is due for over one year. The Company continues to carry the full value of the receivables without interest and without any impairment, because it believes that there is minimal risk that CIA will become insolvent and unable to make the payment. While the Company has initiated collection proceedings, it believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The increase in claims receivable was mainly due to foreign exchange translation as a result of a decline in value of Indian Rupee.

(2)	Includes a loan of $200 thousand to one of our manufacturers for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the nine months ended December 31, 2020 and 2019 are approximately $197 thousand and $154 thousand, respectively. The Company also has an operating lease as of December 31, 2020.

| December 31, 2020 Form 10-Q

In November 2019, the Company entered into an office lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020 to November 30, 2025. The annual lease expense is approximately $128 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 4.9 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended December 31, 2020 ($)	(in thousands) Nine months ended December 31, 2020 ($)
Operating lease costs	31	93
Short term lease costs	68	197
Variable lease costs	-	-
Total lease costs	99	290

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

(in thousands)
As of December 31, 2020 ($)
Assets
Operating lease asset	510
Total lease assets	510

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	88
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	428
Total lease liability	516

(in thousands) As of December 31, 2020 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
– Operating cash flows from operating leases	20
Right-of-use assets obtained in exchange for operating lease obligations	510

As of December 31, 2020, the following table summarizes the maturity of our lease liabilities:

Dec-21	118
Dec-22	121
Dec-23	124
Dec-24	127
Dec-25	119
Dec-26	-
Less: Present value discount	(93)
Total Lease liabilities	516

| December 31, 2020 Form 10-Q

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of December 31, 2020 ($)	As of March 31, 2020 ($)
Compensation and other contributions	358	424
Provision for expenses	67	412
Other current liability	366	298
Total	791	1,134

Salaries and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes $88 thousand and $89 thousand of current operating lease liability and statutory payables of approximately $51 thousand and $27 thousand as of December 31, 2020 and March 31, 2020, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Short-term and Long -term loans:

During the nine months ended December 31, 2020, the Company repaid a secured loan of $50 thousand. As of December 31, 2020, the Company has the following loans:

a)

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note (the “PPP Note”) and Agreement for a loan of approximately $430 thousand. The Loan is established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Note matures after 2 years on May 3, 2022, with monthly repayments of approximately $18 thousand commencing November 1, 2020. Interest will accrue on the outstanding principal balance at an annual fixed rate of 1.00%. As of the three months ended December 31, 2020, the interest expense for the PPP Note was approximately $702. As of December 31, 2020, approximately $250 thousand of the loan is classified as Short-term loans and approximately$180 thousand of the loan as Long-term loans.

The CARES Act and the PPP Note provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP Note, the Company may apply for and be granted forgiveness for all or part of the PPP Note. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight or twenty-four week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight or twenty-four-week period will qualify for forgiveness. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. The Company believes it has used the entire loan amount for qualifying expense, though no assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

b)

On June 11, 2020, the Company also received an Economic Injury Disaster Loan for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan. As of December 31, 2020, approximately $148 thousand of the loan is classified as Long-term loans and approximately $2 thousand as Short-term loans.

| December 31, 2020 Form 10-Q

Other Liability:

Other liability consists of a gratuity reserve for employees in our subsidiaries in India and was $17 thousand and $16 thousand as of December 31, 2020 and March 31, 2020, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2020, except as disclosed below.

As of December 31, 2020, several law firms have filed shareholder lawsuits, two of which have been consolidated and remain pending, citing, among other things, the Company’s September 25, 2018 press release and the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. The Company filed a motion to dismiss on October 11, 2019, which the court denied on January 29, 2021. The Company’s responsive pleading is due on February 15, 2021. The Company denies any and all liability and intends to vigorously defend the litigation. See Part II, Item 1 – Legal Proceedings.

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

NOTE 13 – SECURITIES

As of December 31, 2020, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 41,304,365 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of December 31, 2020. The Company has 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. We have 91,472 units outstanding that can be separated into 9,147 shares of common stock and 182,944 warrants to purchase 18,294 shares of common stock. The warrants expire on March 8, 2021.

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

NOTE 14 – INTENTIONALLY LEFT BLANK

NOTE 15 – STOCK-BASED COMPENSATION

As of December 31, 2020, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,327,627 shares of common stock have been issued to employees and advisors. In addition, 1.8 million restricted share units fair valued at $771 thousand with a weighted average value of $0.42 per share, have been granted but not yet issued from different Incentive Plans and Grants. Additionally, options held by advisors to purchase 210,000 shares of common stock fair valued at $96 thousand with a weighted average of $0.46 per share, that have been granted but are to be issued over a vesting period, between Fiscal 2023 and Fiscal 2024. Options granted and issued before the vesting period are expensed when issued.

| December 31, 2020 Form 10-Q

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2021	Granted in Fiscal 2020
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	0.68%	2.57%
Expected volatility	249%	249%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For the nine months ended December 31, 2020, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $459 thousand and $64 thousand, respectively.

The expense associated with share-based payments to employees, directors, advisors and contractors is allocated over the vesting or service period and recognized in the Common Stock and Additional Paid in Capital. For the nine months ended December 31, 2019, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $525 thousand and $17 thousand respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2020	1,851	0.40
Granted	45	1.04
Vested	(70)	0.45
Cancelled/Forfeited	-	-
Non-vested shares as of December 31, 2020	1,826	0.42

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2020	160	0.40	0.39
Granted	150	0.64	0.30
Exercised	(100)	0.64	0.30
Cancelled/Forfeited	-	-	-
Options outstanding as of December 31, 2020	210	0.46	0.36

There was a combined unrecognized expense of $277 thousand related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 0.65 years.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2020, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The decrease in value of marketable securities is due to realization of approximately $3.1 million and increase due to dividend income of approximately $14 thousand and approximately $5 thousand unrealized gain during the nine months ended December 31, 2020. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7 – Investments in Non-Marketable Securities.

| December 31, 2020 Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and March 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
December 31, 2020

Cash and cash equivalents:	968	-	-	968
Total cash and cash equivalents	968	-	-	968

Investments:
-Marketable securities	2,000	-	-	2,000
-Non-marketable securities	-	-	261	261
Total Investments	2,000	-	261	2,261

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2020

Cash and cash equivalents:	7,258	-	-	7,258
Total cash and cash equivalents	7,258	-	-	7,258

Investments:
-Marketable securities	5,081	-	-	5,081
-Non-marketable securities	-	-	11	11
Total Investment	5,081	-	11	5,092

NOTE 17 – INTENTIONALLY LEFT BLANK

| December 31, 2020 Form 10-Q

NOTE 18 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on our integration and Management strategies, we operate in two reportable segments: (i) Infrastructure segment and (ii) Life Sciences segment.

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Nine months ended December 31, 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	119	15%
Life Sciences segment	698	85%
Total	817	100%

	(in thousands)
Segments	Nine months ended December 31, 2019 ($)	Percentage of Total Revenue (%)

Infrastructure segment	3,659	91%
Life Sciences segment	384	9%
Total	4,043	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

| December 31, 2020 Form 10-Q

2)     The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Nine months ended December 31, 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	119	15%
	(2) Hong Kong	-	-%
North America	U.S.	698	85%
Total		817	100%

		(in thousands)
Segments	Country	Nine months ended December 31, 2019 ($)	Percentage of Total Revenue (%)

Asia	(1) India	106	3%
	(2) Hong Kong	3,553	88%
North America	U.S.	384	9%
Total		4,043	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of December 31, 2020 ($)
Intangible assets, net	384	-	384
Property, plant and equipment, net	6,298	4,670	10,968
Non- marketable securities	249	12	261
Claims and advances	200	419	619
Operating lease asset	510	-	510
Total non-current assets	7,641	5,101	12,742

| December 31, 2020 Form 10-Q

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2020 ($)
Intangible assets, net	252	-	252
Property, plant and equipment, net	5,216	4,564	9,780
Non- marketable securities	-	11	11
Claims and advances	200	410	610
Operating lease asset	574	-	574
Total non-current assets	6,242	4,985	11,227

NOTE 19 – SUBSEQUENT EVENTS

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (“Benchmark”) (the “Sales Agent”) pursuant to which the Sales Agent will act as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Offering”).

On January 29, 2021, in Tchatchou v. India Globalization Capital, Inc., Civil Action No. 8:18-cv-03396, a shareholder class action litigation initiated against the Company on November 2, 2018, the United States District Court for the District of Maryland entered an order denying the Company’s Motion to Dismiss Consolidated Amended Complaint for Violation of Federal Securities Laws. The Company’s responsive pleading is due on February 15, 2021. The Company denies any and all liability and intends to vigorously defend the litigation. See Part II, Item 1 – Legal Proceedings.

| December 31, 2020 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and the nine months ended December 31, 2020, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on July 13, 2020 (the “2020 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue for the three months and the nine months ended December 31, 2019, is from our Infrastructure segment, as was our primary source of revenue for the three months ended December 31, 2020. For the nine months ended December 31, 2020, our primary revenue is from our Life Sciences segment, which produced wellness products, including alcohol-based hand sanitizers, among others.

The Company operates both segments in compliance with applicable state, national, and local laws and regulations and only in locations and regions where it is legal to do so. Further information on the Company highlights in the nine months ended December 31, 2020, can be found in Part I, Item 1, Note 1 - Business Description, “Business updates”.

Sales Strategy

We have a two-pronged strategy for our Life Sciences, biotech component: the initial prong is to investigate IGC-AD1 for efficacy in managing the symptoms of Alzheimer’s disease. This involves conducting Phase 1 through Phase 3 trials on IGC-AD1 over the next several years, with the anticipated goal of demonstrating efficacy and potentially obtaining FDA approval for IGC-AD1 as a cannabinoid-based formulation that can help manage some symptoms for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of IGC-AD1 on memory and/or decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Our pipeline of investigational cannabinoid formulations include pain creams and tinctures for pain relief.  We believe that the biotech portion of our Life Sciences strategy will take several years and involves considerable risk; however, we believe it may involve greater defensible growth potential and first-to-market advantage.

Our shorter-term strategy also includes becoming vertically integrated in the hemp industry as we believe this may afford us the opportunity to create the right processes, quality and replicability for eventually creating pharmaceutical grade formulations. We also believe this may provide us with several profit opportunities, all conducted in accordance with applicable laws and regulations, and only in locations where it is legal to do so, such as:

●	sale of our products, under the Herbo™, Hyalolex™, Holief™, and Sunday Seltzer™ brand lines, among others;
●	white labelling of products such as CBD infused lotions, creams, and oils for other brands;
●	wholesale of hemp extracts including hemp crude extract and hemp isolate;
●	processing of hemp biomass and crude oil for farmers in the Northwest U.S. and Canada; and
●

using our manufacturing and trading platform for trading in infrastructure commodities to assist in delivering emergency products such as hand sanitizers, gloves, and other personal protection equipment for the length of the COVID-19 pandemic.

We believe that the additional investment in clinical trials, research and development (“R&D”), facilities, marketing and advertising, as well and the acquisition of products and businesses supporting our Life Sciences segment, are likely to be critical to the development and delivery of innovative products and positive patient and customer experiences. Part of our strategy is to leverage our R&D and our intellectual property, to develop products that we believe are likely to be well differentiated and supported by science through planned pre-clinical and clinical trials. We believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms and side effects.

| December 31, 2020 Form 10-Q

Our strategy for the Infrastructure segment is to invest in and competitively bid on construction contracts, for example to build roads, bridges and other civil works in Kerala, India, and to opportunistically buy and sell infrastructure and other commodities, as well as personal protection equipment. We are currently experiencing a lack of certainty in this business segment due to the COVID-19 pandemic and stay-at-home and shelter in place orders.

COVID-19 Update

We continue to monitor the impact of the COVID-19 pandemic and from restrictions imposed by governmental entities related thereto on our financial condition, liquidity, operations, suppliers, industry, and workforce. Revenue from the infrastructure segment continues to be adversely affected as we are unable to fully deploy our workforce. In response to the evolving circumstances, we supplemented our facilities to manufacture, label, and distribute FDA-registered alcohol-based hand sanitizers and hand rubs. We anticipate reduced revenue from Infrastructure, and also unpredictable revenue from the Life Sciences segment as the world economy remains impacted by the COVID-19 pandemic. During the nine months ended December 31, 2020:

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

Results of Operations for the Three Months Ended

December 31, 2020 and December 31, 2019

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended December 31, 2020 and December 31, 2019:

Statement of Operations (in thousands, unaudited)

	Three months ended December 31,
	2020 ($)	2019 ($)	Change ($)	Percent Change
Revenue	108	573	(465)	(81%)
Cost of revenue	(94)	(543)	449	(83%)
Gross Profit	14	30	(16)	(53%)
Selling, general and administrative expenses	(2,186)	(1,413)	(773)	55%
Research and development expenses	(154)	(295)	141	(48%)
Operating loss	(2,326)	(1,678)	(648)	39%
Other income, net	3	75	(72)	(96%)
Loss before income taxes	(2,323)	(1,603)	(720)	45%
Tax expense	-	-	-	-%
Net Loss	(2,323)	(1,603)	(720)	45%

Revenue – Revenue in the quarter ended December 31, 2020 and December 31, 2019, was $108 thousand and $573 thousand respectively. The decrease in revenue is from infrastructure and is primarily due to restrictions imposed by the COVID-19 pandemic.

Revenue in the Infrastructure segment was approximately $52 thousand and $568 thousand for the three months ended December 31, 2020 and 2019 respectively. The revenue is from the execution of construction contract.

Revenue in the Life Sciences segment for the three months ended December 31, 2020, was $56 thousand as compared to $5 thousand for the three months ended December 31, 2019, albeit with a change in product mix. Primarily due to the COVID-19 pandemic, we have limited visibility on when either of our segments will stabilize, generate significant revenue and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment as the country reopens from the pandemic.

| December 31, 2020 Form 10-Q

Cost of revenue – Cost of revenue amounted to approximately $94 thousand for the three months ended December 31, 2020, compared to $543 thousand in the three months ended December 31, 2019. The cost of revenue for the three months ended December 31, 2020, is primarily attributable to raw materials that are required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $773 thousand or 55% to $2,186 thousand for the three months ended December 31, 2020, from $1,413 thousand for the three months ended December 31, 2019.

The increase of approximately $773 thousand is related to increased overheads, marketing and professional expenses, one-time SEC settlement expense of $175 thousand, one-time $245 thousand inventory related adjustments, and $124 thousand of increased depreciation expenses, among others.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses for the three months ended December 31, 2020, are approximately $154 thousand and approximately $295 thousand for the three months ended December 31, 2019. The R&D expenses, in part, relate to research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including preparing for potential FDA trials, product research, designing, formulating and market analysis. We expect R&D expenses to increase with Phase 1 trials on IGC-AD1. All research and development costs are expensed in the quarter in which they are incurred.

Other Income, net – Other net income decreased by approximately $72 thousand or 96% during the three months ended December 31, 2020. The total other income for the three months ended December 31, 2020 and 2019 is approximately $3 thousand and $75 thousand, respectively. Other income includes interest income, rental income, dividend income and unrealized gain from marketable securities, net, and income from sale of scrap, among others.

Results of Operations for the Nine Months Ended

December 31, 2020 and December 31, 2019

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the nine months ended December 31, 2020 and December 31, 2019:

Statement of Operations (in thousands, unaudited)

	Nine months ended December 31,
	2020 ($)	2019 ($)	Change ($)	Percent Change
Revenue	817	4,043	(3,226)	(80%)
Cost of revenue	(731)	(3,944)	3,213	(81%)
Gross Profit	86	99	(13)	(13%)
Selling, general and administrative expenses	(5,424)	(3,756)	(1,668)	44%
Research and development expenses	(595)	(764)	169	(22%)
Operating loss	(5,933)	(4,421)	(1,512)	34%
Other income, net	71	260	(189)	(73%)
Loss before income taxes	(5,862)	(4,161)	(1,701)	41%
Tax expense	-	-	-	-%
Net Loss	(5,862)	(4,161)	(1,701)	41%

Revenue – Revenue in the nine months ended December 31, 2020, was primarily derived from our Life Sciences segment, which involved sales of products such as alcohol-based hand sanitizers, among others. In the nine months ended December 31, 2019, our revenue was primarily derived from the infrastructure segment. Revenue was approximately $817 thousand and $4,043 thousand for the nine months ended December 31, 2020 and 2019, respectively.

| December 31, 2020 Form 10-Q

Revenue in the Life Sciences segment in the nine months ended December 31, 2019, was $384 thousand as compared to $698 thousand in the nine months ended December 31, 2020, albeit with a change in product mix.  At the same time, revenue in our Infrastructure segment for the nine months ended December 31, 2019, was $3,659 thousand and $119 thousand in the nine months ended December 31, 2020. Such revenue relates to execution of construction contract respectively. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize, generate significant revenue and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $731 thousand for the nine months ended December 31, 2020, compared to $3,944 thousand in the nine months ended December 31, 2019. The cost of revenue in the nine months ended December 31, 2020, is primarily attributable to raw materials that are required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $1,668 thousand or 44% to $5,424 thousand for the nine months ended December 31, 2020, from $3,756 thousand for the nine months ended December 31, 2019. The increase of approximately $1,668 thousand is attributed to one-time settlement expenses of approximately $225 thousand, $342 thousand inventory related adjustments, compensation expenses attributed to increased head count and associated employee-related expenses, marketing and professional expenses related to expansion of brands and depreciation expense related to increase in Property, Plant and Equipment.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses for the nine months ended December 31, 2020, are approximately $595 thousand and approximately $764 thousand for the nine months ended December 31, 2019. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including preparing for potential FDA trials, product research, designing, formulating and market analysis. We expect R&D expenses to increase with Phase 1 trials on IGC-AD1. All research and development costs are expensed in the quarter in which they are incurred.

Other Income, net – Other net income decreased by approximately $189 thousand or 73% during the nine months ended December 31, 2020. The total other income for the nine months ended December 31, 2020 and 2019 is approximately $71 thousand and $260 thousand, respectively. Other income includes interest income, rental income, dividend income and unrealized gains from marketable securities, net, and income from sale of scrap, among others.

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

While, the Company believes its existing balances of cash, cash equivalents and marketable securities and other short-term liquidity arrangements, will be sufficient to satisfy its working capital needs, capital asset purchases, share repurchases, debt repayments, investments and other liquidity requirements, if any, associated with its existing operations over the next 12 months, it will raise money as and when it is able to do so.

Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, legal expenses, and workforce.

| December 31, 2020 Form 10-Q

This liquidity and capital resources discussion compares the unaudited consolidated Company financials.

	(in thousands, unaudited)

	As of December 31, 2020 ($)	As of March 31, 2020 ($)	Change	Percent Change
Cash and cash equivalents	968	7,258	(6,290)	(87)%
Working capital	9,503	15,811	(6,308)	(40)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $6,290 thousand to $968 thousand in the nine months ended December 31, 2020, from $7,258 thousand as of March 31, 2020, a decrease of approximately 87%.

Part of the decrease in our cash and cash equivalents in the nine months ended December 31, 2020, was due to a $1,381 thousand investment in the purchase of property, plant, and equipment, a $911 thousand investment in inventory (net of $1.74 million inventory accounted in Deposits and advances). In addition, we had proceeds of approximately $3,081 thousand from marketable securities and cash and cash equivalents losses of approximately $5,862 thousand during the nine months ended December 31, 2020.

Summary of Cash flows

	(in thousands, unaudited)

	Nine months ended December 31,
	2020	2019	Change	Percent Change
Cash used in operating activities	(8,295)	(6,684)	(1,611)	24%
Cash provided by/ (used in) investing activities	1,459	(8,806)	10,265	(117%)
Cash provided by financing activities	530	18	512	2,844%
Effects of exchange rate changes on cash and cash equivalents	16	(9)	25	(278%)
Net decrease in cash and cash equivalents	(6,290)	(15,481)	9,191	(59%)
Cash and Cash Equivalents at the beginning of period	7,258	25,610	(18,352)	(72%)
Cash and cash equivalents at the end of the period	968	10,129	(9,161)	(90%)

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2020, was approximately $8,295 thousand. This consists of a net loss of approximately $5,862 thousand and non-cash items totaling approximately $835 thousand, which in turn consist of an amortization/depreciation charge of approximately $312 thousand and stock-based expenses totaling approximately $523 thousand. Changes in operating assets and liabilities had a negative impact of approximately $3,268 thousand on cash, of which approximately a $911 thousand is due to investment in inventory (net of $1.74 million inventory accounted in Deposits and advances).

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

| December 31, 2020 Form 10-Q

Investing Activities

Net cash from investing activities for the nine months ended December 31, 2020, was approximately $1,459 thousand, which is comprised of expenses of approximately $92 thousand for the acquisition and filing expenses related to patents and trademarks, purchase of property, plant and equipment of approximately $1,381 thousand and investments of approximately $149 thousand in non-marketable securities and proceeds of $3,081 thousand from marketable securities.

Net cash used in investing activities during the nine months ended December 31, 2019, was $8,806 thousand which was comprised of approximately $3,675 thousand for purchase of office space, plant and equipment among others, $5,063 thousand for investment in a money market mutual fund and $68 thousand for the acquisition and filing of patents.

Financing Activities

Net cash provided by financing activities was $530 thousand for the nine months ended December 31, 2020, which is comprised of proceeds from borrowings.

Cash provided by financing activities of approximately $18 thousand during the nine months ended December 31, 2019, consisted of stock options exercised by an advisor.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. There were no impactful breaches in cybersecurity during the nine months ended December 31, 2020.

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

| December 31, 2020 Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

| December 31, 2020 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2020.

As of December 31, 2020, the Company was a party to two shareholder lawsuits, as described below.

Shareholder Class Action Litigation

Tchatchou v. India Globalization Capital, Inc., et al., Civil Action No. 8:18-cv-03396 (U.S. District Court for the District of Maryland). On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. On May 13, 2019, the plaintiff filed an amended complaint against IGC, Ram Mukunda, and Claudia Grimaldi, (collectively, the “Class Action Defendants”). The plaintiff alleges that the Class Action Defendants violated Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act and made false and misleading statements to the public by issuing a September 25, 2018, press release entitled “IGC to Enter the Hemp/CBD-Infused Energy Drink Space” and related disclosures, in which IGC announced it had “executed a distribution and partnership agreement” for the sugar-free energy drink named Nitro G, as well as through related public statements. The plaintiff has not publicly disclosed the amount of damages they seek. On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case.

On October 11, 2019, Company and the other the Class Action Defendants filed a motion to dismiss the consolidated shareholder class action litigation. On January 29, 2021, the court denied the motion to dismiss. The Company’s responsive pleading is due on February 15, 2021. The Company denies any and all liability and intends to vigorously defend the litigation.

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

| December 31, 2020 Form 10-Q

Item 1A. Risk Factors

In addition to the Risk Factors reported herein, you should carefully consider the risk factors identified in the Company’s 2020 annual report on Form 10-K, filed with the SEC on July 13, 2020, the Risk Factors identified in our Form 10-Q filed with the SEC on August 19, 2020, and November 20, 2020 together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

The Company incorporates by reference as if fully set forth and restated herein all Risk Factors identified in our 2020 Form 10-K and the Risk Factors identified in our Form 10-Q filed with the SEC on August 19, 2020 and November 20, 2020. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us. The additional risk factor has been mentioned below. The Risk Factor stated and incorporated herein is not intended to represent the universe of Risk Factors that may be relevant to the evaluation of our company and our common stock, and the public is directed to any Risk Factor or other disclaimer included in any other public announcement, SEC filing, and press release by the Company for any additional Risk Factors or disclaimers related to those specific announcements, filings, and press releases.

Our common stock price has fluctuated considerably and has recently reached our highest price levels, which may not be sustained.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. During the prior 6 months, for example, the market price of our shares has ranged from a low of $ 0.64 per share to a recent high of $ 3.10 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will continue at these or any higher levels.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to further price volatility in our common stock.

Investors may purchase shares of our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional shares of common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in shares of our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares necessary to cover their short position the price of our common stock may decline. We believe that the recent volatility in our common stock may be due, in part, to short squeezes that may be temporarily increasing the price of our common stock, which could result in a loss of some or all of your investment in our common stock.

The Company is a defendant in a shareholder class action lawsuit, and the outcome of litigation cannot be accurately predicted.

On November 2, 2018, an IGC shareholder initiated a shareholder class action complaint against the Company and two of its officers and directors on behalf of himself and all others similarly situated. The shareholder has not disclosed the amount of damages sought in the litigation. The Company denies any and all liability and intends to vigorously defend the litigation. However, litigation is inherently unpredictable, and the potential future results of this specific litigation turn on many factors that cannot be accurately anticipated at this stage of the litigation. An adverse decision in the litigation, to the extent the same is not adequately covered by insurance, could substantially impact the Company’s finances and its ability to conduct trials, develop and innovate its brands and products, and compete in the market.

| December 31, 2020 Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

 None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation.	S-3	3.1	Jan 22, 2021
3.2	By-laws.	S-3	3.2	Jan 22, 2021
3.3	Amendment to the Amended and Restated Articles of Incorporation	S-3	3.3	Jan 22, 2021
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

 * Filed herewith.

** Furnished herewith.

| December 31, 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 12, 2021	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2021	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

| December 31, 2020 Form 10-Q