Form 10-K
period 2021-03-31
India Globalization Capital, Inc.
filed 2021-06-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended March 31, 2021.

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

☐  Yes  ☑  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $38,046,963. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

48,327,273 shares of our common stock were outstanding as of June 7, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2021

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

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●	the impact of the COVID-19 pandemic on our results of operations including the delay in our ability to launch certain projects;
●

our ability to successfully register trademarks and patents, create and market new products and services, including trading in Hong Kong and other parts of South Asia, contract for infrastructure projects and rental of equipment in India, and achieve customer acceptance in the industries we serve;

●	current and future economic and political conditions, including in Hong Kong, North America, Colombia, and India;
●	our ability to accurately predict the future demand for our products and services;
●	our ability to successfully market our hemp-based products in countries and states where hemp and hemp products are legal;
●	our ability to maintain a stock listing on a national securities exchange;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	our ability to timely complete regulatory filings;
●

our ability to obtain the U.S. Food and Drug Administration (“FDA”) approval for an Investigational New Drug Application (“INDA”),

and to successfully run medical trials, including a phase 2 trial for IGC-AD1;

●	the outcome of medical trials that are conducted on our Investigational Drug Candidates and products;
●	our ability to fund the costs of clinical trials and other related expenses;
●	our ability to maintain our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	competition and general acceptance of phytocannabinoids for alternative, pharmaceutical, and nutraceutical therapies;
●	our ability to effectively compete and our dependence on market acceptance of our brands and products within and outside United States;
●	federal and state legislation, and administrative policy regulating phytocannabinoids;
●	our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical grade phytocannabinoids;
●	our ability to obtain and protect patents for the use of phytocannabinoids in our formulations; and
●	our ability to obtain and install equipment for processing and manufacturing hemp and hemp products.

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

This document contains statements and claims that are not approved by the FDA, including statements on hemp and hemp extracts, including cannabidiol and other cannabinoids. These statements and claims are intended to be in compliance with state laws, specifically in states where medical cannabis has been legalized, and the diseases which we anticipate our products will target are approved conditions for treatment or usage with cannabis or cannabinoids.

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

ITEM 1. BUSINESS

Company Overview

Since 2014, our team has been committed to researching the application of cannabinoids such as Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”) in combination with other compounds to address various ailments, including Alzheimer's disease. With our research, we have developed intellectual property, formulations, and wellness and lifestyle brands.

In fiscal year ended March 31, 2021 (“Fiscal 2021”), we were awarded a patent for our cannabinoid-based formulation treatment of seizures in humans and veterinary animals. This followed our fiscal year ended March 31, 2019 (“Fiscal 2019”) and fiscal year ended March 31, 2020 (“Fiscal 2020”) awards of patents for our formulation addressing pain and formulation addressing Cachexia and eating disorders, respectively. Since 2014, the Company has also filed nine other patent applications to address various diseases such as Alzheimer's, pain, stammering, seizures, eating disorders, and fatigue, among others.

Our goal is to bring products to market based on our intellectual property (“IP”) in one of three channels:

1. We are developing a range of products for the pharmaceutical markets which are subject to FDA-approved clinical trials. We currently have one investigational product in clinical trials under an INDA filed with the FDA.

2. We are currently developing branded wellness and lifestyle products intended to be sold in diverse retail channels subject to Federal laws in the U.S. and abroad.

3. Finally, we will be seeking partnerships and licensing agreements with third parties who we anticipate will provide a clear route to market our IP.

In the Pharmaceutical channel, we created a patent-pending formulation based on ultra-low dosing of THC in combination with other compounds that, in 2021, under an INDA filed with the FDA, underwent the first stage of a phase 1 trial on safety and tolerability. The phase 1 trial is ongoing at the time of this filing.

We are motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 50 million people around the world expected to be impacted by Alzheimer's disease by 2030 (WHO, 2020). Data from pre-clinical studies, including cell lines and animal models, showed the formulation, IGC-AD1, inhibited the accumulation of the neurotoxic protein beta-amyloid (“Aβ”) that leads to the buildup of plaques, as well as the hyperphosphorylation of protein Tau that leads to Neuro Fibrillary Tangles (“NFT”) two of the hallmarks of Alzheimer's disease. In pre-clinical studies, certain combinations of IGC-AD1 also showed memory improvement and neurogenesis.

Our lead cannabinoid-based investigational drug is based on a pharmaceutical formulation comprising of purified plant-derived THC for which we have filed several patent applications and acquired rights to other patent applications. Following the conclusion of our phase 1 trial, and the evaluation of its results, we hope to initiate phase 2 trials to obtain efficacy data for Behavioral and Psychological Symptoms of Dementia (“BPSD”) and to evaluate IGC-AD1 for additional indications such as anxiety and sleep disorders. In addition, our pipeline of pharmaceutical formulations includes cannabinoid product candidates for pain and various potential targets within central nervous system disorders.

For the Retail Channel, in Fiscal 2021, we developed wellness and lifestyle brands, Holief™, Herbo™, and Sunday Seltzer™. We plan on marketing these brands, including to the U.S. based Latino market, which is among the fastest-growing segment in the U.S. GDP, that in 2018 was around $2.6 Trillion. (Forbes, 2020). It is projected that the Hispanic population will reach 111.22 million by 2060 from 59 million in 2018 (Statista, 2021).

Holief, which includes our patented cream, is a brand focused on alleviating and reducing pain symptoms. It includes, among other products, targeted products for women suffering from period pain. Information is available on www.holief.com.

Herbo is a premium hemp-based CBD infused organic topical and spa line of products targeting the wellness market. The products, CBD infused body lotion, body butter, and others, all carry a signature fragrance that was developed by us. Information is available on www.herbo.com.

Sunday Seltzer is a premium hemp-based CBD infused seltzer that is available in several flavors including grapefruit, lemon, blackberry, cucumber, ginger, and passion fruit. The products are all low- or no-calorie beverage options available in select stores in New Jersey as well as online. For more information, please visit www.sundayseltzer.com.

All of our cannabinoid-based product lines are pursued in accordance with all applicable federal, state, and local laws and regulations.

We also operate an infrastructure segment, managed from India, that involves the execution of construction projects, the purchase and resale of physical commodities mostly used in infrastructure, and the rental of heavy construction equipment. During and as a result of the COVID-19 pandemic, this segment slowed down considerably. We anticipate returning to pre-pandemic-level operations in this line of business when the pandemic allows.

We are a Maryland corporation established in 2005 with a fiscal year that is the 52- or 53-week period that ends on March 31.

COVID-19 Update

As our infrastructure business is based in Asia (India and Hong Kong), the COVID-19 pandemic and restrictions imposed by governmental entities adversely impacted, and continues to adversely impact, our financial condition, liquidity, and operations. In Fiscal 2021, we experienced substantially reduced revenue from Infrastructure segment. We anticipate that reduced revenue from Infrastructure segment will continue in Fiscal 2022 as the pandemic continues to affect the regions where we do business. In particular, during Fiscal 2021:

1.

Our revenue from the infrastructure business was adversely affected with increased expenses. We are executing a road building contract in Kerala, India valued at approximately $1.2 million. Work on this project is sporadic based on COVID-19 restrictions.

2.

In response to the COVID-19 pandemic, we manufactured and distributed alcohol-based hand sanitizers. The majority of our revenue for Fiscal 2021 is from the sale of hand sanitizers. In an effort to help some of the hardest hit communities, we donated hand sanitizers to the Federal Emergency Management Agency (“FEMA”), the Navajo Nation in Arizona, the Crow reservation in Montana, and the Sioux reservation in South Dakota.

3.	Due to the pandemic, we were unable to process our harvested hemp crop grown in Arizona because of difficulties associated with transportation and third-party processing.

Intellectual Property

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

The Company holds all rights to the patents that have been filed by us with the United States Patent and Trademark office (“USPTO”). In Fiscal 2017, the Company also acquired exclusive rights to the data and the patent filing from University of South Florida (“USF”). Although the Company believes the registration of patents is an important part of its business strategy and its success depends in part on such registration, the Company cannot guarantee that such patent filings will result in a successful registration with the USPTO. Please see Item 1A, Risk Factors- “We may not successfully register the provisional patents with the USPTO.”

The table below provides a status of our patent filings:

Formulation	Indication	Provisional Filing	PCT Filing	Status
IGC-501	Pain	09/16/14	09/16/15	Patent issued on 11/06/2018 (#10,117,891)
IGC-502	Seizures	01/25/15	01/14/16	Patent issued on 08/05/2020 (#10,751,300)
IGC-503	Seizures	04/01/15	03/25/16	Pending
IGC-504	Eating Disorders	08/12/15	08/11/16	Patent issued on 03/24/2020 (#10,596,159 B2)
IGC-505	Seizures	06/15/16	06/15/16	Pending
IGC-506	Eating Disorders	02/28/17	02/27/18	Pending
IGC-507 IGC-AD1	Alzheimer’s Disease	07/30/15	01/03/19	Pending
IGC-508	CNS Disorders	03/29/18	03/29/19	Pending
IGC-509	Fatigue and energy restoration	10/4/18	10/04/19	Pending
IGC-510	Stammering, Tourette’s syndrome	05/23/19	07/21/20	Pending
IGC 511	CBD & Method for Treating Pain (2nd)	07/17/20	Anticipated in Fiscal 2022	Pending
IGC 512	Stress relief & calm restoring beverage	12/02/20	Anticipated in Fiscal 2022	Pending

Alzheimer’s disease

According to the National Institute of Health’s National Institute on Aging (“NIA”), Alzheimer’s is an irreversible progressive brain disorder that destroys memory and thinking skills and, eventually the ability to carry out even the simplest of tasks. Symptoms for most people may first appear for individuals at ages in their mid-60s. Some experts believe that Alzheimer’s is the third leading cause of death just behind heart disease and cancer. (NIA, 2019) According to the World Health Organization (“WHO”), Alzheimer’s is believed to cause about 60-70% of dementia, which is the loss of cognitive functioning that includes thinking, remembering, reasoning and behavioral abilities. Alzheimer’s disease is expected to effect approximately 50 million people worldwide by 2030 (WHO, 2020). According to the Alzheimer’s Association, approximately 10% of Americans over 65 have Alzheimer’s disease, and some researchers suspect that half of people over 80 develop Alzheimer’s (Piedmont Healthcare, (n.d); Alzheimer’s Association, 2021).

While some researchers view Alzheimer’s as a spectrum disease (Devi, (n.d), the NIA categorizes Alzheimer’s in three stages - mild, moderate and severe (NIA, 2019). Broadly, in mild Alzheimer’s, problems can include wandering; getting lost, not remembering the way home for example; trouble handling money and paying bills; repeating questions; and personality and behavior changes. In moderate Alzheimer’s, there is damage to the areas of the brain that control language, reasoning, sensory processing, and conscious thought. Problems can include difficulty carrying out multistep tasks such as dancing, getting dressed, and more behavior changes including hallucinations, delusions, paranoia, and impulsive behavior. By the time severe Alzheimer’s sets in, plaques and tangles spread throughout the brain, and the brain shrinks significantly. People with severe Alzheimer’s are completely dependent on others for care, they cannot communicate, and near the end, the body shuts down (NIA, 2019).

Alzheimer’s patients manifest BPSD that include, among others, depression, agitation, aggression, sleep disturbance (sundown syndrome), delusions, hallucinations, and anxiety. These symptoms put a burden on caregivers that leads to caregiver distress (Cheng, 2017). Our Phase 1 trial on IGC-AD1 has commenced on patients suffering from mild to severe dementia due to Alzheimer’s disease.

Phase 1 Trial updates

On July 30, 2020, we received a notice from the FDA to proceed with a 12-subject Phase 1 human clinical trial (“removal of full clinical hold”) on our INDA, submitted under Section 505(i) of the Federal Food, Drug, and Cosmetic Act, for our “IGC-AD1” proprietary formulation. Our IGC-AD1 formulation is based on a patent filed by the University of South Florida (“USF”) that uses a cannabinoid as one of the active ingredients. We have exclusive rights to the patent filing. IGC-AD1, an oral tincture, is also modelled around the patent filing by USF. On May 14, 2021, the Company announced it had completed Cohort 1 of three anticipated cohorts in its Phase 1 trial. This was followed by Company announcement for completion of Cohort 2 on June 7, 2021.

IGC’s Phase 1 study is a placebo-controlled Multiple Ascending Dose (“MAD”) study on individuals suffering from Alzheimer’s disease. This study is also evaluating the pharmacokinetics and genotyping of CYP2C9 polymorphisms to determine impact on THC metabolism. For example, the study includes evaluating whether individuals with a particular polymorphism of the CYP2C9 gene impacts the metabolism of THC, as compared to other individuals. The Company hopes that this data on pharmacogenetics can eventually inform IGC on effective dosing for patients with a specific CYP2C9 polymorphism, and better predict outcomes such as the impact of its THC-based investigational new drug IGC-AD1 or its interactions with other medications. For Cohort 1, we administered one dose of IGC-AD1 per day. We increased the dosage to two doses of IGC-AD1 per day in Cohort 2. In Cohort 3, we plan to escalate to three doses per day. Alzheimer’s participants are monitored daily for safety, and for certain behavioral changes using, among others, the Neuropsychiatric Inventory (“NPI”) scale.

As part of the clinical trial process, an independent Data and Safety Monitoring Committee (“DSMC”) monitors patient safety data and other factors. A DSMC consists of industry experts with no affiliation to the trial sponsor, which in this case is IGC Pharma, LLC, a subsidiary of IGC. The DSMC typically recommends that a trial continue or terminate based on the committee’s evaluation of trial safety data. The DSMC for IGC’s trial, having reviewed Cohort 1 and Cohort 2 data on Alzheimer’s participants, has recommended progressing to Cohort 3. The Phase 1 trial is currently anticipated to conclude during the second quarter of the Fiscal 2022.

Products & Services

Life Sciences segment

This segment is a) dedicated to research on cannabinoids and their safety and efficacy on diseases and ailments, and b) the creation, marketing, and sales of wellness and lifestyle brands. CBD mentioned in the context of products, refers to hemp extracts naturally rich in cannabinoids like CBD, but with THC 0.3% or less by dry weight.

In Fiscal 2021, we advanced the development and launch of several brands among our “house of brands” in accordance with applicable laws and regulations. We are enthusiastic about what we believe to be the potential of these concepts to address various segments of the growing cannabinoid based wellness and lifestyle product market. In Fiscal 2021, the Company generated $723 thousand of revenue from its Life Sciences segment, primarily from the sale of hand sanitizers under various Company brands. However, COVID-19 has forced the Company to delay and limit the launch of some of the brands and products.

Hyalolex™

The original formulation of Hyalolex™ Drops of Clarity™ is based on work that was done at USF. USF filed a patent that we acquired and continued to pursue by responding to queries by the USPTO in Fiscal 2021. The research performed by USF indicated that in Alzheimer’s cell lines, Alzheimer’s animal models, and in some human studies, the active ingredients in Hyalolex™ Drops of Clarity™, may effectively alleviate many of the symptoms associated with Alzheimer’s. The research and cell data indicated a reduction in the aggregation of amyloid protein (“Aβ protein”) that deposits as plaque between neurons, leading to interference with intra-neuronal signaling (NCBI, 2010). The research also showed a reduction in Neurofibrillary Tangles (“NFTs”) by reducing the hyperphosphorylation of microtubule-associated protein Tau that leads to neuronal death.

Plaques and NFTs are the hallmarks of Alzheimer’s. Patients with Alzheimer’s disease may suffer from a variety of BPSD including anxiety, agitation, dementia, depression, and sleep disorder, among others. These symptoms often result in hard-to-manage patients and caregiver distress. Application of our formulation in animal studies using transgenic Alzheimer’s mice (mice with Alzheimer’s) showed an improvement in memory. These results led our team to create Hyalolex™ Drops of Clarity™ as an oral formulation. The product was test marketed in Puerto Rico. A version of this formulation (IGC-AD1) is currently filed as an INDA with the FDA, for which we are conducting a phase 1 trial. We do not presently expect to market Hyalolex Drops of Clarity widely while the Company is pursuing its INDA.

Holi Hemp™

In Fiscal 2021, we prepared our production facility to offer trading, distillation, tolling, and white labeling services under the brand of Holi Hemp™. However, due to COVID-19, we were unable to complete the commissioning of all the equipment. We expect that when the equipment is commissioned, COVID-19 permitting, we will be vertically integrated in the hemp industry, where we can control the processing and production of products as well as offer services such as distillation of extracted hemp crude.

Holief™

In Fiscal 2021 we completed the branding and development of Holief. “Holief” is derived from the words holistic and relief. The brand is made up of hemp-based CBD infused products including our patented formulation for treating pain and other products that use a combination of an analgesic and CBD, to help provide a natural, alternative to pain medications, such as opioids. Under this brand, we have in particular, created several products for women. These include a menthol (analgesic) and CBD cream designed to help alleviate period cramps. In addition, we created a tincture containing CBD, primrose oil, and peppermint oil to help with Post Menstrual Symptoms. We expect to market these products online and through retail outlets in accordance with applicable law and regulation.

Herbo™

In Fiscal 2021 the Company completed the branding and development of Herbo, a premium hemp-based CBD infused organic topical and spa line of products. The products all carry a signature fragrance derived from sandalwood oil, rose, lavender, cypress, and hemp. The products are topicals such as our CBD infused body lotion, body butter, body oil and menthol body balm. We expect to market these products online and through retail outlets in accordance with applicable law and regulation.

Sunday Seltzer™

In Fiscal 2021 the Company completed the branding and development of Sunday Seltzer, a premium hemp-based CBD infused seltzer. Sunday Seltzer is available in several flavors including grapefruit, lemon, blackberry, cucumber, ginger, and passion fruit. Our initial launch of the product is in retail stores in New Jersey, New York, and Connecticut. The products are all low- or no-calorie beverage options.

Infrastructure segment

We have been operating the infrastructure business since 2008. Our revenue in Fiscal 2020 was primarily derived from this segment and included:

a)    Execution of Construction Contracts – The Company is executing a road building contract in Kerala, India valued at approximately $1.2 million. Work on this project is sporadic based on COVID-19 restrictions.

b)    Purchase and Resale of Physical Commodities Used in Infrastructure – This business line includes the purchase and resale of infrastructure materials including steel, wooden doors, marble, and tiles, among others. This work has been adversely affected by the COVID-19 pandemic. There was no revenue from this business line during Fiscal 2021.

c)    Rental of Heavy Construction Equipment – We own heavy construction equipment such as motor grader and rollers, that we rent to construction contractors. This business is seasonal and had minimal revenue during Fiscal 2021.

Business Strategy

We have a two-pronged strategy for our Life Sciences, biopharmaceutical component: the initial prong is to investigate IGC-AD1 for efficacy in managing the symptoms of Alzheimer’s disease. This involves conducting Phase 1 through Phase 3 trials on IGC-AD1 over the next several years, with the anticipated goal of demonstrating efficacy and potentially obtaining FDA approval for IGC-AD1 as a cannabinoid-based formulation that can help manage some symptoms for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of IGC-AD1 on memory and/or decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Our pipeline of investigational cannabinoid formulations includes pain creams and tinctures for pain relief. We believe that the biopharmaceutical component of our Life Sciences strategy will take several years and involves considerable risk; however, we believe it may involve greater defensible growth potential and first-to-market advantage.

We believe that additional investment in clinical trials, research and development (“R&D”), facilities, marketing, and advertising, as well and the acquisition of products and businesses supporting our Life Sciences segment, are likely to be critical to the development and delivery of innovative products and positive patient and customer experiences. Part of our strategy is to leverage our R&D and our intellectual property, to develop products that we believe are likely to be well differentiated and supported by science through planned pre-clinical and clinical trials. We believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

Our shorter-term strategy also includes becoming vertically integrated in the hemp industry, as we believe this may afford us the opportunity to create the right processes, quality, and replicability for eventually creating pharmaceutical grade formulations. We also believe this may provide us with several profit opportunities, all conducted in accordance with applicable laws and regulations, and only in locations where it is legal to do so, such as:

●	sale of our products, under the Herbo™, Hyalolex™, Holief™, and Sunday Seltzer™ brand lines, among others;
●	white labeling of products such as hemp-based CBD infused lotions, creams, and oils for other brands;
●	wholesale of hemp extracts including hemp crude extract and hemp isolate;
●	processing of hemp biomass and crude oil for farmers in the Northwest U.S. and Canada; and
●

using our manufacturing and trading platform for trading in infrastructure commodities to assist in delivering emergency products such as hand sanitizers, gloves, and other personal protection equipment for the length of the COVID-19 pandemic.

Our strategy for the Infrastructure segment is to invest in and competitively bid on construction contracts, for example to build roads, bridges and other civil works in Kerala, India, and to opportunistically buy and sell infrastructure and other commodities, as well as personal protection equipment. We are currently experiencing a lack of certainty in this business segment due to the COVID-19 pandemic and stay-at-home and shelter in place orders, especially in India and Hong Kong.

Markets and Distribution

Life Sciences segment

Our brands are designed to address different demographics and segments of the market. For example, Sunday Seltzer™ addresses the infused seltzer market. Herbo™ addresses the spa and wellness market. Holief™ addresses the pain market, including the menstrual cramp market. We plan on marketing these brands to the U.S. Latino market as this is among the fastest-growing segment in the U.S. GDP that in 2018 was around $2.6 Trillion. (Forbes, 2020). It is projected that the Hispanic population will reach 111.22 million by 2060 from 59 million in 2018 (Statista, 2021).

In Fiscal 2021, we have two customers and three suppliers of raw materials, which accounts for over 10% of sales and cost of sales. The COVID-19 pandemic has and might continue to affect our operations which could be reflected in reduced revenue and increased costs in our Life Sciences segment in Fiscal 2022. Revenue from our Life Sciences is less than 1% based on global revenue of relevant markets.

Overall, U.S. sales of cannabis and hemp-derived CBD products are expected to increase in all channels—dispensary, general retail and pharmaceutical, to $20.5 billion by 2025, a compound annual growth rate (“CAGR”) of more than 40% (BDSA, 2020). The global CBD skin care market size is anticipated to reach $3.48 billion by 2026, with a CAGR of 24.80% during the forecast period (Allied Market Research, n.d.). Overall revenue in the Skin Care segment amounts to about $18 billion in the U.S. in 2021. The market is expected to grow annually by approximately 5.01% (CAGR 2021-2025) (Statista, n.d.). The market is primarily driven by growing awareness with respect to the perceived benefits of CBD infused personal care products. The U.S. Cannabis infused drink market is also expected to reach $1.4 billion by 2023 (Statista, 2020).

Revenue from hand sanitizer amounted to $360.58 million in U.S. in 2021. The market is expected to grow annually by 8.47% (CAGR 2021-2025) (Statista, 2021).

Infrastructure segment

The state of Kerala and the National Highway Authority of India publish Request for Proposals (“RFP”) with a Statement of Work (“SOW” ) for the building of various infrastructure projects such as roads, bridges, by-passes, etc. In Fiscal 2021, we focused on executing a construction project in the state of Kerala. We also purchase and resell physical commodities that are used in the construction business by constructions companies. In addition, we maintain a small fleet of heavy construction equipment in Kerala consisting of motor grader, rollers, etc., that is leased out to construction companies. In Fiscal 2021, we have a total of 1 customer and 1 subcontractor/suppliers of infrastructure materials, which account for over 10% of sales and cost of sales. For the level of business, and the value of each trade, we believe that the number of customers we have does not constitute inordinate customer risk. However, there has been a marked disruption of the Hong Kong economy which combined with the impact of COVID-19 on our operations is reflected in reduced revenue and increased expenses in our infrastructure business in Fiscal 2021. The total revenue from our infrastructure business is less than 1% of the global revenue of the rental, construction, and infrastructure commodities markets.

Business Seasonality

The Company has historically experienced seasonality in the Infrastructure segment based on low work in construction during the monsoon season. Moreover, as most of the hemp harvest in America occurs in the fall, there tends to be pricing pressure based on the volume of hemp biomass being harvested.

Competition

Some of the markets for the Company’s products and services are highly competitive, and some are not, as described below:

1. Life Sciences segment: We are focused on developing affordable FDA approved medical products that can help individuals suffering from debilitating disease like Alzheimer’s and chronic pain, among others. We believe our differentiation from our competitors, for example, in the use of phytocannabinoids for the management of symptoms related to Alzheimer’s, is based primarily on our data, patent filings, and experienced team, offering us an early-mover advantage. We face competition from well-funded seasoned companies.

On the wellness and lifestyle side, we face competition from companies that are better established in wholesale products such as hemp crude extract, hemp isolate and services such as white labeling and tolling. On the product side we face competition from companies in the food, beverage, and skin care industries. It is unclear how the FDA guidance and ruling on hemp-based CBD infused food products, when it is released, will impact the market.

2. Infrastructure segment: This business is currently limited to India and Hong Kong. The infrastructure industry is highly competitive, and we believe our differentiation is based primarily on price and industry knowledge of construction and commodity requirements for infrastructure projects in the areas in which we operate.

Regulatory

Despite the passage of the 2018 Farm Bill, the FDA has not set out guidance or rules on the infusion of hemp-based CBD into food and beverage products. While this has and continues to create a complicated framework within which we navigate, we anticipate that when such rules are set out, the demand for CBD will increase as major food and beverage manufacturers will enter the market.

Core business competencies and advantages

Our core competencies include the following:

●

a network of doctors, scientists with Ph.D. degrees and intellectual property legal experts that have a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection, and product formulation;

●	knowledge of various cannabinoid strains, their phytocannabinoid profile, extraction methodology and impact on various pathways;
●	knowledge of plant and cannabinoid based combination therapies;
●	knowledge of research and development in the field;
●

patents IGC-501, IGC-504 and IGC-502 for treatment of pain, treatment of cachexia and eating disorders in humans and veterinary animals, and treatment of seizures in humans and veterinary animals, respectively; and

●	facilities and a team with experience in manufacturing, marketing, and selling products.

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

The table below summarizes the nature of activity, type of license required and held, and encumbrances in obtaining permits for each location where the company operated through its subsidiaries in Fiscal 2021:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
U.S.	Life Sciences products and General Management	General business License to grow hemp Industrial Alcohol User Permit Clinical Trials Good Manufacturing Practices (GMP) certification	General business licenses License to grow hemp Industrial Alcohol User Permit Clinical Trials Pending	None.
India	Infrastructure Contract, Rental of heavy equipment and land	General business license	Business registrations with tax authorities in various states in India	None.
Colombia	Life Sciences products and General Management	General business license Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits Fondo Nacional De Estupefacientes (FNE) Permits	General business license Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits Fondo Nacional De Estupefacientes (FNE) Permits	None.
Hong Kong	Purchase and Resale of physical commodities	General business license	General business license	None.

Governmental Regulations

In the U.S. we are subject to oversight and regulations, for some or all of our activities, by the following agencies: SEC, state regulators, NYSE, FTC, and the FDA. The cannabis plant consists of several strains or varieties. Hemp and Marijuana are both cannabis plants. Under the 2018 Farm Bill, Hemp is classified as a cannabis plant that has THC 0.3% or less by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight.

Marijuana remains illegal under federal law, including in those states in which the use of marijuana has been legalized for medical and or recreational use. On the other hand, the 2018 Farm Bill, which was effective January 1, 2019 contains provisions that make industrial hemp legal. Although, hemp is legal at the federal level, most states have created licensing and testing processes for the growing, processing, and sale of hemp and hemp-derived products.

For our business we must apply for licenses in states where we desire to grow and process hemp. For example, in the state of Arizona, where we grew hemp, we were required to apply for licenses and register with the state the geo-location of all our operations, including the land on which hemp was grown and the facilitates where hemp will be processed. These regulations are evolving, differ from jurisdiction to jurisdiction, and are subject to change.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern the research, development, testing, manufacturing, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and importing and exporting of pharmaceutical products, among other things. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending New Drug Applications (“NDA”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties, and criminal prosecution.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with Good Clinical Practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current GMP is satisfactory, and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent the claims of which cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment, (“SPA”), process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. According to its performance goals, the FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDC Act and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our lead product candidate, such as IGC-AD1 or any other for which we may seek regulatory approval. Sales in the U.S. will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE, and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction, or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Medicare Part D, Medicare’s outpatient prescription drug benefit, contains protections to ensure coverage and reimbursement for oral oncology products, and all Part D prescription drug plans are required to cover substantially all oral anti-cancer agents. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Sales of products such as IGC-AD1 or any other product candidates will therefore depend substantially on the extent to which the costs of our products will be paid by third-party payors. Achieving favorable coverage and reimbursement from the Centers for Medicare and Medicaid Services (“CMS”) and/or the Medicare Administrative Contractors is typically a significant gating issue for successful introduction of a new product.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Employees and Consultants

As of March 31, 2021, we employed a team of approximately 50 full-time employees in our two segments. We also have contract workers and advisors in the U.S., India, Colombia, and Hong Kong.

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

IGC maintains several internet addresses including www.igcinc.us, www.igcpharma.com, www.holihemp.com, www.hyalolex.com and www.herbo.com, among others. These, including our Twitter @IGCIR and other social media contain information about IGC and our products on these websites from time to time, as we plan to provide updates on the company, announcements regarding relevant research findings and patent approval, and other important information as we grow and expand. Website and social media references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information available through, or contained on, the websites and in social media. Therefore, such information should not be considered part of this report. The Company’s filings with the SEC are accessible on SEC’s website, www.sec.gov.

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

Marijuana and hemp plants are both the same species, the dioecious plant Cannabis sativa L. Most countries differentiate hemp from marijuana by the amount of THC. Under the 2018 Farm Bill, hemp is classified as a cannabis plant that has THC 0.3% or less by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight. Both marijuana and hemp produce other cannabinoids such as CBD.

CBD mentioned in the context of products, refers to hemp extracts naturally rich in cannabinoids like CBD, but with THC 0.3% or less by dry weight. Despite having no direct involvement in selling marijuana, the Company is often incorrectly classified as a “cannabis company” or a “marijuana company,” with all the nuances that accompany that label, including being blacklisted by banks, investment banks, and until recently by the largest stock clearing services company. The near-monopoly nature of some of these institutions, especially clearing houses, makes it difficult for the Company to raise money, deposit share certificates, or even have investment banking relationships. As we cannot control how others perceive us, there can be no assurance that we will be able to raise enough capital for our planned expansion.

The Drug Enforcement Administration (“DEA”) interim final rule related to statutory amendments to the Controlled Substances Act made by the Agriculture Improvement Act of 2018 (“AIA”), regarding the scope of regulatory controls over marijuana, tetrahydrocannabinols and other related constituents may have an adverse impact on our Company.

Effective August 21, 2020, the interim rule to align DEA regulations in response to hemp legalization under the 2018 Farm Bill became effective. In order to meet the AIA’s definition of hemp, and thus qualify for the exception in the definition of marijuana, a cannabis-derived product must itself contain 0.3% or less delta-9-Tetrahydrocannabinol (“THC”) on a dry weight basis. It is not enough that a product is labeled or advertised as “hemp.” Cannabis-derived products that exceed the 0.3% THC limit do not meet the statutory definition of “hemp” and are schedule I controlled substances, regardless of claims made to the contrary in the labeling or advertising of the products. Further, a cannabis derivative, extract or product that exceeds the 0.3% THC limit is a schedule I controlled substance, even if the plant from which it was derived contained 0.3% or less THC on a dry weight basis. While we strive to ensure compliance, further tightening of these definitions may have an adverse impact on our products.

The Company depends on the performance of carriers, wholesalers, retailers, and other resellers.

The Company distributes its products through wholesalers, retailers, and resellers, many of whom may distribute products from competing manufacturers. The Company also intends to sell its products and resell third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and other customers through its retail and online stores and its direct sales force. The Company intends to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors, and improving product placement displays. These programs can require a substantial investment while not assuring return or incremental sales. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

Our revenue decreased and we have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

Our revenue declined from Fiscal 2020 to Fiscal 2021. Our short-term focus is to gain market share for our Life Sciences segment. However, we have had a history of operating losses. For Fiscal 2021 and Fiscal 2020, we had a net loss of approximately $8.8 million and $7.3 million, respectively. Accordingly, there can be no guarantee that our efforts will be successful. If we continue to have losses, we will be required to seek additional financing. No assurance can be given that we can raise any such financing and such financing could be dilutive to our shareholders.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management, and which ultimately may not be successful.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates, or technologies, particularly those arrangements that seek to leverage other organizations’ internal platforms or competencies for the benefit of our products or potential products. Additional potential transactions that we may consider may include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown or unanticipated liabilities, including foreign laws with which we are unfamiliar;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;
●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions, which we may not be able to obtain on favorable terms, if at all;
●	higher than expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	entering a long-term relationship with a partner that proves to be unreliable or counterproductive;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

There can be no assurance that we will undertake or successfully complete any transactions of the nature described above. Any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition, and prospects if we are unable to execute on the planned objectives or capitalize on the relationship in the manner that was originally contemplated.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The outbreak of COVID-19 has affected most of the world, including the U.S., South America, European and Asian countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has and may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our products candidates and the conduct of current and future clinical trials. As the end of the COVID-19 pandemic remains unknown, the full extent of the impact of COVID-19 on the Company remains unknown as well.

The impact of COVID-19 on our operations is reflected in reduced revenue and increased expenses in both our Infrastructure and the Life Sciences segments.

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrolment in our clinical trial for IGC-AD1 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on which we rely. The continued impact of the ongoing COVID-19 pandemic on the Company as well as on the regions in which we do business cannot be predicted.

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

The Company also established an approximately $3.4 million facility it intends to qualify as a Good Manufacturing Practice (“GMP”) certified processing facility in the State of Washington for processes such as: a) production of products such as lotions, creams, and oils, among others, to support our products and to support white labeling; b) extraction of hemp into crude oil; and c) distillation of crude oil into hemp extracts. There can be no assurance that the facility will receive the GMP certification.

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

Our operations are subject to numerous laws and regulations of the U.S., India, Colombia, and Hong Kong relating to the protection of the public and necessary disclosures regarding financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil, and, in some cases, criminal sanctions. We may not have been, or may not be, or may be alleged to have not been or to not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements or allegations. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines judgments, settlements, or other financial obligations or penalties, which could negatively impact our financial condition and results of operations. See Item 3, Legal Proceedings of this report for further information on the current shareholder class action pending against the Company and some of its officers and directors. There can also be no assurance that any insurance coverage we take will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that we are not covered by insurance, our management could expend significant time and resources addressing any such issues. And the legal fees necessary to defend against multiple lawsuits can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

The Company is a defendant in a shareholder class action lawsuit, and the outcome of litigation cannot be accurately predicted.

On November 2, 2018, an IGC shareholder initiated a shareholder class action complaint against the Company and two of its officers and directors on behalf of himself and all others similarly situated. After the close of Fiscal 2021, the Company reached an agreement in principle to settle the litigation. The settlement is subject to court approval, and finalization of the settlement is expected to take place sometime in Fiscal 2022, although there can be no assurance. In addition, litigation is inherently unpredictable, and the potential future results of this specific litigation turn on many factors that cannot be accurately anticipated at this stage of the litigation. For instance, the decision to approve the settlement is entirely within the court’s discretion. An adverse decision in the litigation, to the extent the same is not adequately covered by insurance, could substantially impact the Company’s finances and its ability to conduct trials, develop and innovate its brands and products, and compete in the market.

Our Company is in a highly regulated industry. Significant and unforeseen changes in policy may have material impacts on our business.

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

Our Company is inexperienced in conducting pre-clinical and clinical trials.

Our Company is inexperienced in conducting pre-clinical and clinical trials. Our attempt at demonstrating safety, efficacy and ultimate useability may fail because of our lack of experience in designing, managing and conducting clinical trials resulting in unanticipated or adverse outcomes. Such outcomes may have an adverse effect on our stock price.

Clinical trials are expensive, time-consuming, and difficult to design and implement, and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, IGC-AD1 and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory approval to commence a trial;
●

reaching an agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining Institutional Review Board (“IRB”) approval at each site, or Independent Ethics Committee (“IEC”) approval at sites outside the United States;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	having patients complete a trial or return for post-treatment follow-up;
●

imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;

●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of product candidate for use in clinical trials.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”), for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for IGC-AD1 or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we will never obtain regulatory approval for IGC-AD1 or any other product candidate. We are not permitted to market any of our pharmaceutical product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●

serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing the active ingredient in our product candidates;

●	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●

the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;

●	the FDA or comparable foreign authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
●

the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. For diseases like Alzheimer’s disease, the FDA has stated that one single Phase 3 trial is adequate for approval if it demonstrates robust and unquestionable efficacy. However, the circumstances under which a single adequate and controlled study can be used as the sole basis of demonstrating efficacy of a drug are exceptional.

The FDA or any foreign regulatory bodies can delay, limit, or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	the FDA or comparable foreign regulatory authorities may disagree with our safety interpretation of our drug;
●	the FDA or comparable foreign regulatory authorities may disagree with our efficacy interpretation of our drug;
●	the FDA or comparable foreign regulatory authorities may regard our Chemistry Manufacturing and Controls package as inadequate.

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in us failing to obtain regulatory approval to market IGC-AD1 or another product candidate, which would significantly harm our business, results of operations and prospects.

In addition, the FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have concentrated our research and development efforts on the treatment of Alzheimer’s Disease, which has seen limited success in drug development. Further, IGC-AD1 is based on a new approach to treating symptoms of Alzheimer’s Disease, which makes it difficult to predict the time and cost of development and subsequent obtaining of regulatory approval.

Efforts by biopharmaceutical and pharmaceutical companies in treating Alzheimer’s Disease have seen limited success in drug development, and there are no FDA-approved disease modifying therapeutic options available for patients with Alzheimer’s Disease. We cannot be certain that our approach will lead to the development of approvable or marketable products. The only drugs approved by the FDA to treat Alzheimer’s Disease to date address the diseases’ symptoms. No new treatments have been approved for Alzheimer’s Disease since 2003 as of March 31, 2021. Alzheimer’s Disease drug candidates have the highest failure rate of approximately 99.6%. As a result, the FDA has a limited set of products to rely on in evaluating IGC-AD1. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of IGC-AD1 for the treatment of Alzheimer’s Disease.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the nature of the trial protocol;
●	the existing body of safety and efficacy data with respect to the product candidate;
●	the proximity of patients to clinical sites;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	competing clinical trials being conducted by other companies or institutions;
●	our ability to maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Serious adverse events or undesirable side effects caused by IGC-AD1, or any other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, or the IRBs at the institutions in which our studies are conducted, or the DSMB, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
●	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Our product candidates may be unable to achieve the expected market acceptance, consequently, limiting our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by customers. We cannot assure you that our products will achieve the expected level of market acceptance and revenue. The market acceptance of any product depends on several factors such as, the price of the product, the effect of the product, the taste of the product, reputation of the Company, competition, and marketing and distribution support.

The success and acceptance of a product in one state may not be replicated in other states or may be negatively affected by our activities in another state. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

The nature of our products, customer base and sales channels cause us to lack visibility regarding future demand for our products, which makes it difficult for us to predict our revenues or operating results.

It is important to the success of our business that we have the ability to accurately predict the future demand for our products. However, several factors contribute to a lack of visibility with respect to future orders, including:

●	the lengthy and unpredictable sales cycle for our products that can extend from 6 to 24 months or longer;
●	the project-driven nature of our customers’ requirements;
●	the uncertainty of the extent and timing of market acceptance of our new products;
●	the requirement to obtain industry certifications or regulatory approval for some products; and
●	the diversity of our product lines and geographic scope of our product distribution.

This lack of visibility impacts our ability to forecast inventory requirements. An overestimate of our customers’ future requirements for products may lead to excess inventory, which would increase costs and potentially require us to write-off inventory that becomes obsolete. If we underestimate our customers’ future requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers and could cause our revenues to decline. If any of these events occur, they could negatively impact our revenues, which could prevent us from achieving or sustaining profitability.

Some, but not all, of the factors that could affect our ability to achieve results are described in forward-looking statements. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of our manufacturing facilities, stored inventory or laboratory facilities through fire, theft, natural disasters or other causes, or loss of our botanical raw material due to pathogenic infection, waste, destruction, or other causes, could have an adverse effect on our ability to meet demand for hemp-based CBD products or to continue product development activities and to conduct our business. Failure to supply our partners with commercial products may lead to adverse consequences.

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

Our quarterly revenue, operating results and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results or profitability include:

●	Fluctuations in revenue due to seasonality of the marketplace, which results in uneven revenue and operating results over the year;
●	Additions and departures of key personnel;
●	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, and changes in business strategy; and
●	Economic conditions, including but not limited to, the adverse impact on operating results due to the COVID-19 pandemic.

We may not successfully register the provisional patents with the USPTO.

We have filed twelve provisional patents with the USPTO, in the combination therapy space, for the indications of pain, medical refractory epilepsy, eating disorders, and cachexia as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although, three patents have been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This in turn may have a material and adverse impact on the trading price of our common stock.

We may be unable to protect our intellectual property rights and/or intellectual property rights licensed to us and may be subject to intellectual property litigation and infringement claims by third parties.

We intend to protect our intellectual property through limited patents and our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees, and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. and unauthorized parties may copy or otherwise obtain and use our products, processes, or technology. Additionally, there can be no assurance that others will not independently develop similar know-how and trade secrets. We are also dependent upon the owners of intellectual property rights licensed to us under various wholesale license agreements to protect and defend those rights against third party claims. If third parties take actions that affect our rights, the value of our intellectual property, similar proprietary rights or reputation or the licensors who have granted us certain rights under wholesale license agreements, or we are unable to protect the intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

●	defend against infringement claims which are expensive and time consuming;
●	cease making, licensing, or using, either temporarily or permanently, products that incorporate the challenged intellectual property;
●	re-design, re-engineer, or re-brand our products or packaging; or
●	enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property.

In the event of claims by third parties for infringement of intellectual property rights we license from third parties under wholesale license agreements, we could be liable for costs of defending allegations of infringement, and there are no assurances the licensors will either adequately defend the licensed intellectual property rights or that they would prevail in the related litigation. In that event, we would incur additional costs and may be deprived from generating royalties from these agreements.

We may face risks relating to health care privacy and security laws.

We may be subject to various privacy and security regulations, including but not limited to Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by The Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the related final published omnibus rule. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information. These obligations would require the Company to adopt administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thereby complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Some of our lines of business will rely on third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security, or privacy breaches, including cybersecurity attacks, or failures in data collection could expose us to liability claims, increased costs, reduced revenue, and harm our business and reputation.

Our lines of business and services, but especially our development of hemp-based cannabinoid combination therapies for products, including Hyalolex™, Drops of Clarity™, and our long-term use and/or development of blockchain technologies to solve critical issues facing the cannabinoids industry, rely on services hosted and controlled directly by our suppliers and distributors and their third-party service providers. We do not have redundancy for all our systems; many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. These facts could cause reputational harm, loss of customers, or loss of future business, thereby reducing our revenue.

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

The Company records a write-down for product and component inventories that become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. The Company may also accrue necessary cancellation fee reserves for orders of excess products and components. The Company reviews long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently recoverable, no assurance can be given that the Company will not incur write-downs, fees, impairments, and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

The Company orders components for its products and builds inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements, typically for periods up to 150 days. Because the Company’s markets are volatile, competitive, and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.

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

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur. If we raise funds by issuing additional securities in the future or stock options to purchase our common stock are exercised, the newly issued shares will also dilute your percentage ownership in our Company.

Our common stock price has fluctuated considerably and has recently reached our highest price levels, which may not be sustained.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. Our common stock has also been volatile, with our 52-week closing price range being at a low of $0.44 and a high of $3.1 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will continue at these or any higher levels.

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

Our management team will have broad discretion over the use of the funds.

Our management will use their discretion to direct the funds. We intend to use the net proceeds from the sale of IGC shares in ATM offering, sales proceeds, sale of capital assets and other funds to fund working capital and capital expenditure requirements. It may also be used for clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes. Management’s judgments may not result in positive returns on investor investment and the investor will not have an opportunity to evaluate the economic, financial or other information upon which the Management bases its decisions. Company may invest the funds, pending their use, in a manner that does not produce income or that loses value. The failure by Management to apply these funds effectively could result in financial losses, and these financial losses could have a material adverse effect on our business and cause the price of our common stock to decline.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend, or reformulate information contained in prior filings as a result of an SEC review, as well as state in filings that we have inadequate control or expertise over financial reporting. Any modification, amendment, or reformulation of information contained in such reports could be significant and result in material liability to us and have a material and adverse impact on the trading price of our common stock.

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

Maryland anti-takeover provisions and certain anti-takeover effects of our charter and bylaws may be utilized, under some circumstances, as a method of discouraging, delaying, or preventing a change of control of our Company at a premium price that would be beneficial to our stockholders. For more detailed information about these provisions, please see “Anti-takeover Law, Limitations of Liability and Indemnification” as follows:

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

An interested stockholder, who is defined as any person (other than a subsidiary) who beneficially owns 10% or more of the corporation’s voting stock, or who is an affiliate or an associate of the corporation who, at any time within a two-year period prior to the transaction, was the beneficial owner of 10% or more of the voting power of the corporation’s voting stock; or an affiliate of an interested stockholder.

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

Board of Directors

The Maryland General Corporation Law provides that a Maryland corporation which is subject to the Exchange Act and has at least three outside directors (who are not affiliated with an acquirer of the company) under certain circumstances may elect by resolution of the board of directors or by amendment of its charter or bylaws to be subject to statutory corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Under these provisions, a board of directors may divide itself into three separate classes without the vote of stockholders such that only one-third of the directors are elected each year. A board of directors classified in this manner cannot be altered by amendment to the charter of the corporation. Further, the board of directors may, by electing to be covered by the applicable statutory provisions and notwithstanding the corporation’s charter or bylaws:

●	provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting,
●	reserve for itself the right to fix the number of directors,
●	provide that a director may be removed only by the vote of at least two-thirds of the votes entitled to be cast generally in the election of directors, and
●	retain for itself sole authority to fill vacancies created by an increase in the size of the board or the death, removal, or resignation of a director.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Potomac, Maryland. We own a property of approximately 40,000 square feet that is used for general management and R&D operations. In addition, we are leasing, through December 2025, approximately 16,000 square feet in Vancouver, Washington for manufacturing, sales, and distribution of our Life Sciences segment products and services. We subleased a 100-acre cultivation land in Arizona for harvesting hemp until December 31, 2020. In Puerto Rico we own a property of approximately 1,355 square feet that we use primarily for medical trials and related operations. In addition, we own and have short-term lease facilities in U.S., Colombia, Hong Kong, and India that is used for sales, storage accounting, management, and R&D. We own approximately 5 acres of land in India. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conducting of its business.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2021.

As of March 31, 2021, the Company was a party to two shareholder lawsuits, as described below.

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

On April 6, 2021, after the close of the Company’s Fiscal Year 2021, the plaintiffs and the Class Action Defendants reached a preliminary agreement in principle to settle all pending shareholder litigation, including the Tchatchou and Harris-Carr matters described above. The settlement is subject to the agreement and execution of formal settlement documentation and approval by the United States District Court for the District of Maryland. At present, a significant portion of the settlement is expected to be paid by the Company’s insurance policy. The Company and the Class Action Defendants are represented by counsel in the litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE American under the symbol “IGC” with CUSIP number 45408X308. The common stock of the Company is also quoted on the Frankfurt, Berlin, and Stuttgart (XETRA2) stock exchanges in Germany (ticker symbol: IGS1). In Fiscal 2020 we had public warrants that expired on March 8, 2021.

We also have 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock.

Further information on the securities can be referred to in Note 13, “Securities” of Part II, Item 8.

Securities authorized for issuance under equity compensation plans

The following table shows (in thousands), as of March 31, 2021, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (in thousands)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1) (in thousands)
Equity compensation plans approved by security holders:

2018 Omnibus Incentive Plan (1)	-	$-	-
Special Grant (2)	1,600	$0.32	2,715

(1)   Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 14, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)   Consists of 2 million shares as a special grant of common stock, as approved by our stockholders on January 7, 2020 and 2.5 million shares as a special grant of common stock, as approved by our stockholders on January 11, 2021.

Holders

As of June 7, 2021, we had approximately 49 registered shareholders of record of our common stock and 2 registered unit holders. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.

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

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis apply to Fiscal 2021 that ends on March 31, 2021, and Fiscal 2020 that ends on March 31, 2020. These statements should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

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

Overview

Our primary source of revenue in Fiscal 2021, was from our Life Sciences segment, which includes a biopharmaceutical component, and a wellness and lifestyle business, which involves:

(i)

development of potential new drugs, subject to applicable regulatory approvals, that use ultra-low doses of phytocannabinoids including cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”), among others, in combination with other compounds, believed to assist in managing symptoms of diseases like Alzheimer’s,

(ii)	hand sanitizers and several hemp-based CBD products and brands, in various stages of development, for sale online and/or through stores,
(iii)	wholesale of hemp extracts including hemp crude extract, and hemp isolate, among others,
(iv)	white labeling of hemp-based products, and
(v)	the offering of tolling services like extraction and distillation to hemp-farmers and retailers.

Our primary source of revenue in Fiscal 2020, was from our Infrastructure segment. In Fiscal 2021, we significantly reduced the buying and selling of construction materials in Hong Kong because of what we perceive to be a slow-down in the Hong Kong economy due, in part, to COVID-19. The Company’s Infrastructure segment, involves:

(i)

Execution of Construction Contracts – The Company is executing a road building contract in Kerala, India valued at approximately $1.2 million. Work on this project is sporadic based on COVID-19 restrictions.

(ii)

Purchase and Resale of Physical Commodities Used in Infrastructure – This business line includes the purchase and resale of commodities, including steel, wooden doors, marble, and tiles, among others. This work has been adversely affected due to COVID-19. There was no revenue from this business line during Fiscal 2021, in part due to the COVID-19 pandemic.

(iii)

Rental of Heavy Construction Equipment – We own heavy construction equipment such as motor grader and rollers, that we rent to construction contractors. This business is seasonal and had minimal revenue during Fiscal 2021, in part due to the COVID-19 pandemic.

We have a two-pronged strategy for our Life Sciences, biopharmaceutical component: the initial prong is to investigate IGC-AD1 for safety and efficacy in managing the symptoms of Alzheimer’s disease. This involves conducting Phase 1 through Phase 3 trials on IGC-AD1 over the next several years, with the anticipated goal of demonstrating safety and efficacy and potentially obtaining FDA approval for IGC-AD1 as a cannabinoid-based formulation that can help manage some symptoms for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of IGC-AD1 on memory and/or decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Our pipeline of investigational cannabinoid formulations also includes pain creams and tinctures for pain relief. We believe that the biopharmaceutical component of our Life Sciences strategy will take several years to implement and involves considerable risk; however, we believe it may involve greater defensible growth potential and first-to-market advantage.

Our shorter-term strategy also includes becoming vertically integrated in the hemp industry, as we believe this may afford us the opportunity to create the right processes, quality, and replicability for eventually creating pharmaceutical grade formulations. We also believe this may provide us with several profit opportunities, all conducted in accordance with applicable laws and regulations, and only in locations where it is legal to do so, such as:

●	sale of our products, under the Herbo™, Hyalolex™, Holief™, and Sunday Seltzer™ brand lines, among others;
●	white labeling of products such as hemp-based CBD infused lotions, creams, and oils for other brands;
●	wholesale of hemp extracts including hemp crude extract and hemp isolate;
●	processing of hemp biomass and crude oil for farmers in the Northwest U.S. and Canada; and
●

using our manufacturing and trading platform for trading in infrastructure commodities to assist in delivering emergency products such as hand sanitizers, gloves, and other personal protection equipment for the length of the COVID-19 pandemic.

We believe that the additional investment in clinical trials, research, and development (“R&D”), facilities, marketing, and advertising, as well and the acquisition of products and businesses supporting our Life Sciences segment, are likely to be critical to the development and delivery of innovative products and positive patient and customer experiences. Part of our strategy is to leverage our R&D and our intellectual property to develop products that we believe are likely to be well-differentiated and -supported by science through planned pre-clinical and clinical trials. We believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

In Fiscal 2021, we received a notice from the FDA to proceed with a 12-subject Phase 1 human clinical trial (“removal of full clinical hold”) on our INDA, submitted under Section 505(i) of the Federal Food, Drug, and Cosmetic Act, for our tetrahydrocannabinol (“THC”)-based formulation, “IGC-AD1,” intended to alleviate the symptoms of participants suffering from Alzheimer’s disease. On May 14, 2021, the Company announced it had completed Cohort 1 of its Phase 1 clinical trial. This was followed by Company announcement for completion of Cohort 2 on June 7, 2021.

The Company operates both business segments in compliance with applicable state, national, and local laws, and regulations and only in locations and regions where it is legal to do so.

COVID-19 Update

As our infrastructure business is based in Asia (India and Hong Kong), the COVID-19 pandemic and restrictions imposed by governmental entities adversely impacted, and continues to impact, our financial condition, liquidity, and operations. In Fiscal 2021, we experienced substantially reduced revenue from Infrastructure. We anticipate that reduced revenue from Infrastructure will continue in Fiscal 2022 as the pandemic continues to affect the regions where we do business. In particular, during Fiscal 2021:

1.

Our revenue from the infrastructure business was adversely affected with increased expenses. We are executing a road building contract in Kerala, India valued at approximately $1.2 million. Work on this project is sporadic based on COVID-19 restrictions.

2.

In response to the COVID-19 pandemic, we manufactured and distributed alcohol-based hand sanitizers. The majority of our revenue for Fiscal 2021 is from the sale of hand sanitizers. In an effort to help some of the hardest hit communities, we donated hand sanitizers to the Federal Emergency Management Agency (FEMA), the Navajo Nation in Arizona, the Crow reservation in Montana, and the Sioux reservation in South Dakota.

3.	Due to the pandemic, we were unable to process our harvested hemp crop grown in Arizona because of difficulties associated with transportation and third-party processing.

Fiscal 2021 Highlights

•   On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (“Benchmark”) (the “Sales Agent”) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Offering”). As of March 31, 2021, the Company raised approximately $14.2 million from the ATM, net of commission. The management may use these funds for working capital and capital expenditure requirements, along with clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes.

•    On December 2, 2020, we filed a provisional patent application with the USPTO for our IGC-512 formulation for a cannabidiol-based composition and method for stress relief and calm restoring beverage.

•   On August 5, 2020, the USPTO issued the Company a patent (#10751300) for the Company’s cannabinoid formulation (IGC-502) for the treatment of seizures in humans and veterinary animals.

•    On July 17, 2020, the Company filed a provisional patent application with the USPTO for its IGC-511 formulation for a Cannabidiol-based composition and method for treating pain.

Results of Operations

Fiscal 2021 compared to Fiscal 2020

The following table presents an overview of our results of operations for Fiscal 2021 and Fiscal 2020:

Statement of Operations (in thousands, audited)

	Fiscal
	2021 ($)	2020 ($)	Change ($)	Percent Change
Revenue	898	4,072	(3,174)	(78%)
Cost of revenue	(785)	(3,957)	3,172	(80%)
Gross Profit	113	115	(2)	(2%)
Selling, general and administrative expenses	(7,908)	(5,968)	(1,940)	33%
Research and development expenses	(929)	(1,011)	82	(8%)
Operating loss	(8,724)	(6,864)	(1,860)	27%
Impairment of investment	(169)	(782)	613	(78%)
Other income, net	82	331	(249)	(75%)
Loss before income taxes	(8,811)	(7,315)	(1,496)	20%
Income tax expense/benefit	-	-	-	-%
Net loss attributable to common stockholders	(8,811)	(7,315)	(1,496)	20%

Revenue – Revenue in Fiscal 2021, was primarily derived from our Life Sciences segment, which involved sales of products such as alcohol-based hand sanitizers, among others. In Fiscal 2020, our revenue was primarily derived from the infrastructure segment. Revenue was approximately $898 thousand and $4.1 million for Fiscal 2021 and Fiscal 2020, respectively.

Revenue in the Life Sciences segment in Fiscal 2020, was $411 thousand as compared to $723 thousand in Fiscal 2021, albeit with a change in product mix. At the same time, revenue in our Infrastructure segment for Fiscal 2020 was $3.6 million and $175 thousand in Fiscal 2021. Such revenue relates to execution of construction contract. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize, generate significant revenue, and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $785 thousand for Fiscal 2021, compared to $4 million in Fiscal 2020. The cost of revenue in Fiscal 2021, is primarily attributable to raw materials that are required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $1.9 million or 33% to $7.9 million for Fiscal 2021, from approximately $6 million for Fiscal 2020. The increase of approximately $1.9 million is attributed to one-time settlement expenses of approximately $225 thousand, provision for legal fees of approximately $200 thousand, $307 thousand inventory related adjustments, approximately $63 thousand provision for doubtful debt, compensation expenses attributed to increased head count and associated employee-related expenses, marketing and professional expenses related to expansion of brands and depreciation expense related to increase in Property, Plant and Equipment.

Research and Development expenses– Research and Development (“R&D”) expenses were attributed to our Life Sciences segment. The R&D expenses for Fiscal 2021 are approximately $929 thousand and approximately $1 million for Fiscal 2020. The cost associated with this work is mostly research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, including preparing for and conducting FDA trials, product research, designing, formulating and market analysis. We expect R&D expenses to increase with progression in Phase 1 trials on IGC-AD1.

Impairment loss – On May 12, 2020, the Company acquired approximately 19.8% shareholding in Evolve I, Inc., a Washington corporation (“Evolve”) under the terms of a Share Subscription Agreement (“SSA”) for a consideration of approximately $249 thousand. However, based on an assessment of the business environment, the Company decided to dispose the holding and amicably exit the acquisition.  In light of the above, the Company recorded an impairment of $169 thousand as of March 31, 2021.

Pursuant to the December 18, 2014 Purchase Agreement with Apogee, we issued Apogee 1.2 million shares of IGC’s common stock valued at $888 thousand for the purchase of a 24.9% ownership interest in Midtown Partners & Co., LLC (“MTP”). During Fiscal 2018, after considering several factors, the Company concluded that it no longer had significant influence over MTP and hence maintained the same value of investment of approximately $773 thousand. During Fiscal 2020, the Company decided to impair this investment. The Company still owns 24.9% ownership in MTP as on March 31, 2021.

Other Income, net – Other net income decreased by approximately $249 thousand or 75% during Fiscal 2021. The total other income for Fiscal 2021 and 2020 is approximately $82 thousand and $331 thousand, respectively. Other income includes interest income, rental income, dividend income and unrealized gains from marketable securities, net, and income from sale of scrap, among others.

Liquidity and capital resources

Our sources of liquidity are cash and cash equivalents, funds raised through “at the market” (“ATM”) offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations or other long-term liabilities, except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies”, Note 11, “Loans and Other Liabilities” and Note 9, “Leases” in Item 8 of this report for further information on Company commitments and contractual obligations.

While the Company believes its existing balances of cash, cash equivalents and marketable securities and other short-term liquidity arrangements will be sufficient to satisfy its working capital needs, capital asset purchases, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes, clinical trials and other liquidity requirements, if any, associated with its existing operations over the next 12 months, it will raise money as and when it is able to do so. The Company continues to utilize the ATM to raise capital. Shares issuable under the ATM could be dilutive to the Company’s shareholders. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, legal expenses, and workforce.

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, audited)

	As of March 31, 2021 ($)	As of March 31, 2020 ($)	Change ($)	Percent Change
Cash, cash equivalents	14,548	7,258	7,290	100%
Working capital	21,149	15,811	5,338	34%

Cash and cash equivalents

Cash and cash equivalents increased by approximately $7.3 million to $14.5 million in Fiscal 2021, from $7.3 million in Fiscal 2020, an increase of approximately 100%.

The major increase was due to approximately $14.2 million of net proceeds from ATM sales and approximately $5 million proceeds from investment in marketable securities, part of which was set-off with $1.5 million in purchase of property, plant, and equipment, approximately $1.2 million in inventory and a net cash loss of approximately $7.5 million.

Summary of Cash flows

	(in thousands, audited)

	Fiscal
	2021 ($)	2020 ($)	Change ($)	Percent Change
Cash used in operating activities	(10,800)	(8,677)	(2,123)	24%
Cash provided by (used in) investing activities	3,387	(9,547)	12,934	(135%)
Cash provided by (used in) financing activities	14,688	(59)	14,747	(24,995%)
Effects of exchange rate changes on cash and cash equivalents	15	(69)	84	(122%)
Net increase/(decrease) in cash and cash equivalents	7,290	(18,352)	25,642	(140%)
Cash and Cash Equivalents at the beginning of period	7,258	25,610	(18,352)	(72%)
Cash and cash equivalents at the end of the period	14,548	7,258	7,290	100%

Operating Activities

Net cash used in operating activities for Fiscal 2021, was approximately $10.8 million. This consists of a net loss of approximately $8.8 million and non-cash items totaling approximately $1.3 million, which in turn consist of an amortization/depreciation charge of approximately $478 thousand, impairment of investment of $169 thousand and stock-based expenses totaling approximately $658 thousand. Changes in operating assets and liabilities had a negative impact of approximately $3.3 million on cash, of which approximately a $1.2 million is due to investment in inventory and approximately $2.2 million due to Deposits and advances.

Net cash used in operating activities for Fiscal 2020 was $8.7 million. This consists of a net loss of $7.3 million and non-cash items totaling $1.7 million, which in turn consist of an amortization/depreciation charge of $144 thousand, impairment loss of $782 thousand, and stock-based expenses totaling $770 thousand. Changes in operating assets and liabilities had a net negative impact of $3 million on cash of which approximately $4 million was due to increase in inventory.

Investing Activities

Net cash provided by investing activities for Fiscal 2021, was approximately $3.4 million, which is comprised of expenses of approximately $122 thousand for the acquisition and filing expenses related to intellectual property, purchase of property, plant, and equipment of approximately $1.5 million, sale of property, plant, and equipment of approximately $47 thousand and investments of approximately $149 thousand in non-marketable securities, and proceeds from investment of approximately $5 million, in marketable securities.

Net cash used in investing activities during Fiscal 2020 was approximately $9.5 million which is comprised of approximately $77 thousand for the acquisition and filing expenses related to intellectual property, purchase of property, plant, and equipment of $4.3 million and investments of approximately $5 million in marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $14.7 million for Fiscal 2021, which is comprised of proceeds from borrowings of approximately $580 thousand, repayment of loan of approximately $50 thousand and approximately $14.2 million, net proceeds from ATM sales.

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

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented, and terms of the agreement have been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer. We license our products to processors. The royalty income from licensing is recognized once goods have been sold by the processor to its customers.

Net sales disaggregated by significant products and services for Fiscal 2021 and 2020 are as follows:

	(in thousands) Year Ended March 31
	2021 ($)	2020 ($)
Infrastructure segment
Rental income (1)	1	7
Construction contracts (2)	174	101
Purchase and resale of physical commodities (3)	-	3,553

Life Sciences segment
Wellness and lifestyle (4)	688	386
Tolling/White labeling service (5)	35	25
Total	898	4,072

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, wooden doors, marble, and tiles.

(4) Relates to revenue from wellness and lifestyle segment such as sale of hand sanitizer, bath bombs, gummies, beverages, hemp crude extract, hemp isolate, and hemp distillate and royalty income from the sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

(5) Relates to income from tolling and white label services.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $175 thousand of accounts receivable, net of provision for doubtful debt of $63 thousand as of March 31, 2021, as compared to $133 thousand of accounts receivable, net of provision for doubtful debt of $9 thousand as of March 31, 2020.

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

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures.” Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income / (loss) is recognized in other comprehensive income / (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321, “Investments-Equity Securities.”

As of March 31, 2021, investment in marketable securities is valued at fair value and investment in non-marketable securities with ownership of less than 20% valued at cost as per ASC Topic 321, “Investments-Equity Securities.”

Impairment of investment

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s financial condition and operating results. The estimated amount of liability is based on the information available to us with respect of bank debt and other borrowings. During Fiscal 2021 and Fiscal 2020 the Company impaired investments of approximately $169 thousand and $782 thousand, respectively.

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

-     has relatively insignificant and predictable costs of disposal; and

-     is available for immediate delivery.

The Company believes its harvested crops do not have a readily available market. Hence, the Company values its harvested crops at cost. Please refer to Note 3, “Inventory,” of Notes to Consolidated Financial Statements for further information.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred.

Stock-based compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation.” The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent Management’s best estimates. Generally, the closing share price of the Company’s common stock on the date of grant is considered the fair-value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends. For further information refer to Note 14, “Stock-Based Compensation” of Notes to Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and State income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal, state, and foreign deferred tax assets.

Foreign currency translation

IGC operates in India, U.S., Colombia and Hong Kong and a substantial portion of the Company’s financials are denominated in the Indian Rupee (“INR”), the Hong Kong Dollar (“HKD”) or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, the HKD or the COP affect financial statements.

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

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2021	INR	74.23	Per	USD	INR	73.15	Per	USD

	HKD	7.75	Per	USD	HKD	7.77	Per	USD

	COP	3,693	Per	USD	COP	3,691.42	Per	USD
Year ended March 31, 2020	INR	70.96	Per	USD	INR	74.74	Per	USD

	HKD	7.82	Per	USD	HKD	7.75	Per	USD

	COP	3,383,60	Per	USD	COP	4,060	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. In Fiscal 2021 and Fiscal 2020, there were no known or detected breaches in cybersecurity.

Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements which may be applicable to us are described in Note 2, “Significant Accounting Policies” in our Consolidated Financial Statements contained herein in Part II, Item 8.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of India Globalization Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

1.	Commitments and Contingencies

Description of the Matter

As described in Note 12 to the consolidated financial statements as at March 31, 2021, the Company is involved in a legal proceeding and has made accrual with respect to the same, where appropriate. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management assessed the probability of occurrence and the estimation of any potential loss based on whether any loss or range of loss can be reasonably estimated. For example, in assessing the probability of occurrence in a particular legal proceeding, management exercises judgment to determine whether it can reasonably estimate any loss or range of loss that may arise from that proceeding.

Auditing management’s accounting for and disclosure of loss contingencies was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence for contingencies or when determining whether an estimate of the loss or range of loss could be made.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of contingencies and related indemnities. For example, we tested controls over the Company’s assessment of the likelihood of loss and the Company’s determinations regarding the measurement of loss.

To test the Company’s assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the minutes of the meetings of the Board of Directors and committees of the Board of Directors, read letters received directly by us from external counsel, and evaluated the current status of contingencies based on discussions with management. We also evaluated the appropriateness of the related disclosures.

Manohar Chowdhry & Associates

Chartered Accountants

We have served as the Company’s auditor since 2018.

Chennai, India

Date: June 12, 2021

India Globalization Capital, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2021 ($)	March 31, 2020 ($)
ASSETS
Current assets:
Cash and cash equivalents	14,548	7,258
Marketable securities	-	5,081
Accounts receivable, net	175	133
Inventory	5,478	4,245
Non-Marketable securities	80	-
Deposits and advances	3,236	1,040
Total current assets	23,517	17,757

Intangible assets, net	407	252
Property, plant and equipment, net	10,840	9,780
Non-Marketable securities	12	11
Claims and advances	603	610
Operating lease asset	488	574
Total long-term assets	12,350	11,227
Total assets	35,867	28,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	476	762
Accrued liabilities and others	1,588	1,134
Short-term loans	304	50
Total current liabilities	2,368	1,946

Long-term loans	276	-
Other liabilities	15	16
Operating lease liability	405	485
Total non-current liabilities	696	501
Total liabilities	3,064	2,447

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of March 31, 2021 or March 31, 2020.	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 47,827,273 and 39,320,116 shares issued and outstanding as of March 31, 2021 and March 31, 2020, respectively.	109,720	94,754
Accumulated other comprehensive loss	(2,774)	(2,850)
Accumulated deficit	(74,143)	(65,367)
Total stockholders' equity	32,803	26,537
Total liabilities and stockholders' equity	35,867	28,984

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

	Years Ended March 31,
	2021 ($)	2020 ($)
Revenue	898	4,072
Cost of revenue	(785)	(3,957)
Gross Profit	113	115
Selling, general and administrative expenses	(7,908)	(5,968)
Research and development expenses	(929)	(1,011)
Operating loss	(8,724)	(6,864)
Impairment of investment	(169)	(782)
Other income, net	82	331
Loss before income taxes	(8,811)	(7,315)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(8,811)	(7,315)
Foreign currency translation adjustments	76	(431)
Comprehensive loss	(8,735)	(7,746)

Loss per share attributable to common stockholders:
Basic & diluted	$(0.21)	$(0.19)
Weighted-average number of shares used in computing loss per share amounts:	41,963,382	39,490,014

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of April 1, 2019	39,502	94,043	(58,052)	(2,419)	33,572
Common stock-based compensation & expenses, net	70	711	-	-	711
Cancellation of IGC shares	(252)
Net loss	-	-	(7,315)	-	(7,315)
Loss on foreign currency translation	-	-	-	(431)	(431)
Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537

Balances as of April 1, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1,894	708	-	-	708
Common stock issued for ATM	6,513	14,158	-	-	14,158
Common stock issued for investment	100	100	-	-	100
Deconsolidation adjustment	-	-	35	-	35
Net loss	-	-	(8,811)	-	(8,811)
Gain on foreign currency translation	-	-	-	76	76
Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2021 ($)	2020 ($)
Cash flows from operating activities:
Net loss	(8,811)	(7,315)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	478	144
Impairment of investment	169	782
Common stock-based compensation and expenses, net	658	770

Changes in:
Accounts receivables, net	(42)	(49)
Inventory	(1,233)	(3,998)
Deposits and advances	(2,198)	(259)
Claims and advances	93	(307)
Accounts payable	(287)	442
Accrued and other liabilities	373	1,113
Net cash used in operating activities	(10,800)	(8,677)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(1,470)	(4,389)
Sale of property, plant, and equipment	47	-
Investment in marketable securities	5,081	(5,081)
Investment in non-marketable securities	(149)	-
Acquisition and filing cost of patents and rights	(122)	(77)
Net cash (used in)/provided by investing activities	3,387	(9,547)

Cash flows from financing activities:
Issuance of equity stock through public offering (net of expenses)	14,158	(59)
Issuance of equity stock through private placement (net of expenses)	-	-
Repayment of loan	(50)	-
Proceeds from borrowings, net	580	-
Net cash (used in)/provided by financing activities	14,688	(59)

Effects of exchange rate changes on cash and cash equivalents	15	(69)
Net increase/(decrease) in cash and cash equivalents	7,290	(18,352)
Cash and cash equivalents at the beginning of the period	7,258	25,610
Cash and cash equivalents at the end of the period	14,548	7,258

Supplementary information:
Cash paid for interest	-	8
Non-cash items:
Common stock issued/granted including ESOP, consultancy	658	770
Common stock issued/granted other than ESOP, consultancy	150	-
Amortization of operating lease	22	7

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended March 31, 2021 and 2020

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS AND MANAGEMENT’S PLANS

Since 2014, our team has been committed to researching the application of cannabinoids such as Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”) in combination with other compounds to address various ailments, including Alzheimer's disease. With our research, we have developed intellectual property, formulations, and wellness and lifestyle brands.

In Fiscal 2021, we were awarded a patent for our cannabinoid-based formulation treatment of seizures in humans and veterinary animals. This followed our Fiscal 2019 and Fiscal 2020 awards of patents for our formulation addressing pain and formulations addressing Cachexia and eating disorders, respectively. Since 2014, the Company has also filed nine other patent applications to address various diseases such as Alzheimer's, pain, stammering, seizures, eating disorders, and fatigue, among others.

IGC has two segments: Life Sciences and Infrastructure.

The Company’s Life Sciences segment, managed from the United States, involves: a) the development of potential new drugs, subject to applicable regulatory approvals, b) hand sanitizers and several hemp-based CBD products and brands, in various stages of development, for sale online and through stores, c) wholesale of hemp extracts including hemp crude extract and hemp isolate, among others, d) white labeling of hemp-based products and e) the offering of tolling services like extraction and distillation to hemp farmers. Our revenue in Fiscal 2021 was primarily derived from this business segment.

The Company’s Infrastructure segment, managed from India, involves: (a) the execution of construction contracts, (b) the rental of heavy construction equipment, and (c) the purchase and resale of physical commodities used in infrastructure. Our revenue in Fiscal 2020 was primarily derived from this business. Information about our infrastructure products and service offerings is available at www.igcinc.us.

In the Pharmaceutical channel, we created a patent-pending formulation based on ultra-low dosing of THC in combination with other compounds that, in Fiscal 2021, under an INDA filed with the FDA, underwent the first phase of a phase 1 trial on safety and tolerability. The phase 1 trial is ongoing at the time of this filing.

We are motivated by the potential that, with future successful results after appropriate further trials, IGC-AD1 could contribute to symptom relief for some of the 50 million people around the world that are expected to be impacted by Alzheimer's disease by 2030 (WHO, 2020). Data from pre-clinical studies, including cell lines and animal models, showed the formulation, IGC-AD1, inhibited the accumulation of the neurotoxic protein beta-amyloid (“Aβ”) that leads to the buildup of plaques, as well as the hyperphosphorylation of tau that leads to Neuro Fibrillary Tangles (“NFT”) two of the hallmarks of Alzheimer's disease. In pre-clinical studies, certain combinations of IGC-AD1 also showed memory improvement and neurogenesis.

For the Retail Channel, in Fiscal 2021, we developed wellness and lifestyle brands, Holief™, Herbo™, and Sunday Seltzer™. We plan on marketing these brands, including to the U.S. based Latino market, which is among the fastest-growing segment in the U.S. GDP that in 2018 was around $2.6 Trillion. (Forbes, 2020). It is projected that the Hispanic population will reach 111.22 million by 2060 from 59 million in 2018 (Statista, 2021).

The Company’s principal office is located in the U.S. in Maryland. Additionally, the Company has a facility in Washington and offices in Colombia, Hong Kong, and India.

As of March 31, 2021, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC and Colombia-based beneficially-owned subsidiary Hamsa Biochem SAS (Hamsa). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

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

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to allowance for uncollectible accounts receivable; sales returns; normal loss during production; future obligations under employee benefit plans; the useful lives of property, plant, equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted, and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position, and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

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

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Infrastructure segment and Life Sciences segment. Refer to Note 17 - “Revenue Recognition.”

d)      Cost of Revenue

Our cost of revenue includes costs associated with in-house and outsourced distribution, labor expense, components, manufacturing overhead, and outbound freight for our products division. In our products division, cost of revenue also includes the cost of refurbishing or repackaging, if required, on products returned by customers that will be offered for resale.

(e)     Earnings/(Loss) per Share

The computation of basic loss per share for Fiscal 2021, excludes potentially dilutive securities of approximately 1.8 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for Fiscal 2021 and 2020, used for the computation of basic earnings per share (“EPS”) is 41,963,382 and 39,490,014, respectively. Due to the loss incurred during Fiscal 2021 and 2020, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2021, and 2020, there was no significant liability for income tax associated with unrecognized tax benefits.

g)       Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $175 thousand of accounts receivable, net of provision for doubtful debt of $63 thousand as of March 31, 2021, as compared to $133 thousand of accounts receivable, net of provision for doubtful debt of $9 thousand as of March 31, 2020.

h)       Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, Colombia, and Hong Kong, which at times may exceed applicable insurance limits. The cash and cash equivalents in the Company on March 31, 2021 and 2020, was approximately $14,548 thousand and $7,258 thousand, respectively.

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

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures.” Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income / (loss) is recognized in other comprehensive income / (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321, “Investments-Equity Securities.”

As of March 31, 2021, investment in marketable securities is valued at fair value and investment in non-marketable securities with ownership less than 20% is valued at cost as per ASC Topic 321, “Investments-Equity Securities.”

j)        Property, plant, and equipment (PP&E)

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

k)       Fair value of financial instruments

ASC 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to the nature of the items. Please refer to Note 15, “Fair value of financial instruments,” for further information.

l)        Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable and unbilled accounts receivable, if any. The Company places its cash, investments in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. During Fiscal 2021, sales were spread across customers in Asia and U.S. and the credit concentration risk is low.

m)      Stock – Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation.” The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent Management’s best estimates. Generally, the closing share price of the Company’s common stock on the date of grant is considered the fair-value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends.

n)       Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. We record associated legal fees as incurred. Information regarding our commitments and contingencies is incorporated by reference in Note 12, “Commitments and contingencies” of this Annual Report on Form 10-K.

o)       Impairment of long – lived assets

The Company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings, future anticipated cash flows, business plans and material adverse changes in the economic climate, such as changes in operating environment, competitive information, and impact of changes in government policies. For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. For assets, the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets. Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows. Unlike goodwill, long-lived assets are assessed for impairment only where there are any specific indicators for impairment.

p)       Intangible assets

The Company's intangible assets are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets having indefinite lives are not amortized, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis on March 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

The Company intends to capitalize trademarks and related expenses exceeding $2,500 per trademark. Management may also capitalize trademarks and related expenses up to $2,500 per trademark based on its potential and benefit in coming years.

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

-     has relatively insignificant and predictable costs of disposal; and

-     is available for immediate delivery.

The Company believes its harvested crops do not have a readily available market. Hence, the Company values its harvested crops at cost. Please refer to Note 3, “Inventory,” for further information.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred.

r)       Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In Fiscal 2021, there were no impactful breaches in cybersecurity.

s)       Research and Development Expenses

During Fiscal 2021 and 2020, the Company recorded research and development expenses of approximately $0.9 million and $1 million, respectively. All research and development costs are expensed in the period in which they are incurred.

t)       Leases

Lessor Accounting

Under the current ASU guidance, contract consideration will be allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, “Revenue from Contracts with Customers,” unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of March 31, 2021.

The Company categorizes leases at their inception as either operating or finance leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Please refer to Note 9, “Leases,” for further information.

u)  Recently issued and adopted accounting pronouncements

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

Recently adopted

Disclosures: In August 2018, the FASB issued ASU 2018-13. Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard was effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements

Collaborative Arrangement: Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard was effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 (Subtopic 350-40) which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 3 – INVENTORY

	(in thousands)
	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Raw Materials	2,294	227
Work-in-Progress	2,199	3,713
Finished Goods	985	305
Total	5,478	4,245

Inventory in the form of work-in-progress as of March 31, 2021, is comprised of, but not limited to, various hemp-based extracts such as crude oil, hemp distillate, and hemp isolate. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overheads and the depreciation of farming equipment, hand sanitizers, beverages, and personal protection equipment, among others.

During Fiscal 2021, the Company wrote off approximately $307 thousand of inventory due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) as compared to approximately zero for Fiscal 2020. This charge was recorded in Selling, general and administrative expenses.

One of our vendors that holds $1.74 million of our inventory reported a theft at their facility. The Company moved the amount associated with the inventory to Deposits and Advances.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Advances to suppliers and consultants	1,295	558
Advances for Property, Plant and Equipment	4	259
Other receivables	1,741	-
Prepaid expense and other current assets	196	223
Total	3,236	1,040

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segment. Advances for Property, Plant and Equipment include an advance paid for equipment. Prepaid and other current assets include approximately $36 thousand statutory advances for Fiscal 2021, as compared to 27 thousand in Fiscal 2020. Please refer to Note 3, “Inventory,” for details of Other receivables.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Patents	220	125
Other intangibles	32	20
Accumulated amortization	(26)	(10)
Total amortized intangible assets	226	135

Indefinite lived intangible assets
Patents	181	107
Other intangibles	-	10
Total unamortized intangible assets	181	117
Total Intangible assets	407	252

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 12 patents. It also includes acquisition costs related to brands, domains, and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in Fiscal 2021 and 2020, amounted to approximately $16 thousand and $10 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of March 31, 2021, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2022	18
For the year ended 2023	19
For the year ended 2024	21
For the year ended 2025	23
For the year ended 2026	26

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Land	N/A	4,606	4,508
Buildings & facilities	25	3,817	2,540
Plant and machinery	5-20	4,579	3,867
Computer equipment	3	216	194
Office equipment	3-5	111	106
Furniture and fixtures	5	130	104
Vehicles	5	165	120
Construction in progress	N/A	50	768
Total Gross Value		13,674	12,207
Less: Accumulated depreciation		(2,834)	(2,427)
Total Property, plant and equipment, net		10,840	9,780

Depreciation expense in Fiscal 2021 and 2020, amounted to approximately $462 thousand and $134 thousand, respectively. The net increase in total Property, Plant & Equipment is primarily due to the set-up of product manufacturing, processing, and packaging facilities, in the U.S. subsidiaries. The net increase in land is primarily due to foreign exchange translations because of an increase in value of foreign currencies. The construction in progress relates to the Washington facility under construction. For more information, please refer to Note 18, “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

Short-term investment

	(in thousands)
	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Investment in Evolve I (i)	80	-
Total	80	-

(i)

On May 12, 2020, the Company acquired approximately 19.8% shareholding in Evolve I, Inc., a Washington corporation (“Evolve”) under the terms of a Share Subscription Agreement (“SSA”) for a consideration of approximately $249 thousand. However, based on an assessment of the business environment, the Company decided to dispose the holding and amicably exit the acquisition. In light of the above, the Company recorded an impairment charge of $169 thousand as of March 31, 2021.

Long-term investment

	(in thousands)
	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Investment in equity shares of unlisted company	12	11
Total	12	11

The Company regularly reviews its investment portfolio to determine if any security is permanently impaired, which would require the Company to record an impairment charge in the period.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Claims receivable (1)	382	374
Non-current deposits	18	24
Non-current advances (2)	203	212
Total	603	610

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala. While the Company has initiated collection proceedings in the Commercial Court of Ernakulam, it believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The increase in claims receivable was mainly due to foreign exchange translation as a result of an increase in value of Indian Rupee.

(2)	Includes a loan of $200 thousand to one of our manufacturers for the purchase of equipment, at an annual interest rate of three percent (3%), due on April 1, 2021.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short- term lease expense and cash paid for Fiscal 2021 and 2020 are approximately $233 thousand and $206 thousand, respectively. The Company also has an operating lease as of March 31, 2021.

In November 2019, the Company entered into an office lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020 to November 30, 2025. The annual lease expense is approximately $122 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The weighted average remaining lease term for the operating lease is 4.67 year and discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Year Ended March 31, 2021 ($)	(in thousands) Year Ended March 31, 2020 ($)
Operating lease costs	123	10
Short term lease costs	233	206
Total lease costs	356	216

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	Year Ended March 31, 2021 ($)	Year Ended March 31, 2020 ($)
Assets
Operating lease asset	488	574
Total lease assets	488	574

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	90	89
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	405	485
Total lease liability	495	574

Supplemental cash flow and non-cash information related to leases is as follows:	(in thousands) Year Ended March 31, 2021 ($)	(in thousands) Year Ended March 31, 2020 ($)
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	79	10
Right-of-use assets obtained in exchange for operating lease obligations	488	581

As of March 31, 2021, the following table summarizes the maturity of our lease liabilities:

Mar-22	119
Mar-23	122
Mar-24	125
Mar-25	128
Mar-26	87
Less: Present value discount	(86)
Total Lease liabilities	495

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of March 31, 2021 ($)	As of March 31, 2020 ($)
Compensation and other contributions	849	424
Provision for expenses	309	412
Other current liability	430	298
Total	1,588	1,134

Compensation and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes $90 thousand and $89 thousand of current operating lease liability and statutory payables of approximately $24 thousand and $27 thousand as of March 31, 2021 and March 31, 2020, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Short-term and Long -term loans:

During Fiscal 2021, the Company repaid a secured loan of $50 thousand. As of March 31, 2021, the Company has the following loans:

a)

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note (the “PPP Note”) and Agreement for a loan of approximately $430 thousand. The Loan is established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Note matures after 2 years on May 3, 2022, with monthly repayments of approximately $18 thousand commencing November 1, 2020. Interest will accrue on the outstanding principal balance at an annual fixed rate of 1.00%. For the year ended March 31, 2021, the interest expense for the PPP Note was approximately $3 thousand. As of March 31, 2021, approximately $302 thousand of the loan is classified as Short-term loans and approximately $128 thousand of the loan as Long-term loans.

The CARES Act and the PPP Note provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP Note, the Company may apply for and be granted forgiveness for all or part of the PPP Note. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight or twenty-four week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight or twenty-four-week period will qualify for forgiveness. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. As of March 31, 2021, the loan liability for the PPP Note principal repayment was approximately $90 thousand. The Company believes it has used the entire loan amount for qualifying expense, though no assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

b)

On June 11, 2020, the Company also received an Economic Injury Disaster Loan for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan. As of March 31, 2021, approximately $148 thousand of the loan is classified as Long-term loans and approximately $2 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of March 31,
	2021 ($)	2020 ($)
Statutory reserve	15	16
Total	15	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2021, except as disclosed below.

As of March 31, 2021, several law firms have filed shareholder lawsuits, two of which have been consolidated and remain pending, citing, among other things, the Company’s September 25, 2018 press release and the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. Class Action Defendants, including the Company, have reached a preliminary agreement in principle to settle the litigation, subject to agreement to final settlement terms and approval by the United States District Court for the District of Maryland. The Company anticipates that a final settlement will be executed and approved sometime in Fiscal 2022, although there can be no assurance thereof. The Company has created a provision for $200,000 as of March 31, 2021. For the current state of the consolidated Shareholder Class Action Litigation, please refer to Item 3 – Legal Proceedings, and Note 19 - Subsequent Events.

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

NOTE 13 – SECURITIES

As of March 31, 2021, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 47,827,273 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of March 31, 2021. We have one security listed on the NYSE American: common stock, $.0001 par value (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1).

The Company had 11,672,178 outstanding public warrants (IGC: IW) to purchase 1,167,217 shares of common stock by surrendering 10 warrants and a payment of $5.00 in exchange for each share of common stock. The warrants expired on March 8, 2021. As on March 31, 2021 the Company has no outstanding warrants.

The Company also has 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock.

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (“Benchmark”) (the “Sales Agent”) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Offering”). As of March 31, 2021, the Company raised approximately $14.2 million from the ATM, net of commission. The management may use these funds for working capital and capital expenditure requirements, along with clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes.

NOTE 14 – STOCK-BASED COMPENSATION

As of March 31, 2021, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,337,627 shares of common stock have been issued to employees and advisors. In addition, 1.6 million restricted share units fair valued at $703 thousand with a weighted average value of $0.43 per share, have been granted but not yet issued from different Incentive Plans and Grants. Additionally, options held by advisors to purchase 210,000 shares of common stock fair valued at $96 thousand with a weighted average of $0.46 per share, have been granted but are to be issued over a vesting period, between Fiscal 2023 and Fiscal 2025. Options granted and issued before the vesting period are expensed when issued.

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2021	Granted in Fiscal 2020
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	0.68%	2.57%
Expected volatility	249%	249.5%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For Fiscal 2021, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $589 thousand and $69 thousand, respectively.

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Common Stock and Additional Paid in Capital. For Fiscal 2020, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $747 thousand and $23 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2020	1,851	0.40
Granted	60	1.17
Vested	(1,518)	0.39
Cancelled/Forfeited	(220)	0.39
Non-vested shares as of March 31, 2021	173	0.85

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2020	160	0.40	0.39
Granted	150	0.64	0.30
Exercised	(100)	0.64	0.30
Cancelled/Forfeited	-	-	-
Options outstanding as of March 31, 2021	210	0.46	0.36

There was a combined unrecognized expense of $140 thousand related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 2.07 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2021, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2021

Cash and cash equivalents:	14,548	-	-	14,548
Total cash and cash equivalents	14,548	-	-	14,548

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	92	92
Total Investments	-	-	92	92

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2020

Cash and cash equivalents:	7,258	-	-	7,258
Total cash and cash equivalents	7,258	-	-	7,258

Investments:
-Marketable securities	5,081	-	-	5,081
-Non-marketable securities	-	-	11	11
Total Investment	5,081	-	11	5,092

NOTE 16 – INCOME TAXES

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

Income tax expense/(benefit) for each of the years ended March 31 consists of the following:

	Year Ended March 31, (in thousands)
Income Tax Expense
	2021 ($)	2020 ($)
Net Income Loss before tax	(8,811)	(7,315)
Tax rate	21%	21%

Expected income tax recovery	(1,850)	(1,536)
Impact of tax rate differences in foreign jurisdictions	(33)	(7)
Tax rate changes and other adjustments	(78)	(3,085)
Permanent differences	19	243
Change in valuation allowance	1,942	4,385
	-	-

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for each of the years ended March 31 are approximated as following:

	Year Ended March 31, (in thousands)
Deferred income taxes
	2021 ($)	2020 ($)

Net operating loss carry-forwards foreign	536	618
Non-capital loss carry-forwards – USA	7,373	5,087
Temporary differences	(827)	(562)

Net deferred tax asset	7,082	5,143
Valuation allowance	(7,082)	(5,143)
	-	-

The table below sets forth the details of expiration of the non-financial carried forward losses of the Company as of March 31, 2021 as under:

Year	Amount (in thousands) ($)
2022	394
2023	37
2024	1,627
2025	52
2026	345
2027	3
2028	14
2029	34
2030	37
2031	3,081
2032	4,141
2033	627
2034	1,269
2035	1,735
2036	1,176
2037	819
2038	1,256
2039	4,132
2040	7,932
2041	8,904
Total	37,615

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

NOTE 17 – REVENUE RECOGNITION

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented, and terms of the agreement have been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice have been transferred to the customer. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer. We license our products to processors. The royalty income from licensing is recognized once goods have been sold by the processor to its customers.

Net sales disaggregated by significant products and services for Fiscal 2021 and 2020 are as follows:

	(in thousands) Year ended March 31,
	2021 ($)	2020 ($)
Infrastructure segment
Rental income (1)	1	7
Construction contracts (2)	174	101
Purchase and resale of physical commodities (3)	-	3,553

Life Sciences segment
Wellness and lifestyle (4)	688	386
Tolling/White labeling service (5)	35	25
Total	898	4,072

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, wooden doors, marble, and tiles.

(4) Relates to revenue from wellness and lifestyle segment such as sale of hand sanitizer, bath bombs, gummies, beverages, hemp crude extract, hemp isolate, and hemp distillate and royalty income from the sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

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

The Company’s CODM is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Life Sciences segment started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: (a) Infrastructure segment and (b) Life Sciences segment. The Company does not include intercompany transfers between segments for Management reporting purposes.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Fiscal 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	175	20%
Life Sciences segment	723	80%
Total	898	100%

	(in thousands)
Segments	Fiscal 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	3,661	90%
Life Sciences segment	411	10%
Total	4,072	100%

For information for revenue by product and service, refer Note 17, “Revenue Recognition.”

2)     The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Fiscal 2021 ($)	Percentage of Total Revenue (%)

Asia	(1) India	175	20%
	(2) Hong Kong	-	-%
America	U.S. and Colombia	723	80%
Total		898	100%

		(in thousands)
Segments	Country	Fiscal 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	108	3%
	(2) Hong Kong	3,553	87%
America	U.S. and Colombia	411	10%
Total		4,072	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2021 ($)
Intangible assets, net	407	-	407
Property, plant and equipment, net	6,228	4,612	10,840
Investments in unlisted securities	-	12	12
Claims and advances	200	403	603
Operating lease asset	488	-	488
Total non-current assets	7,323	5,027	12,350

	(in thousands)
Nature of Assets	USA (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2020 ($)
Intangible assets, net	252	-	252
Property, plant and equipment, net	5,216	4,564	9,780
Investments in unlisted securities	-	11	11
Claims and advances	200	410	610
Operating lease asset	574	-	574
Total non-current assets	6,242	4,985	11,227

NOTE 19 – SUBSEQUENT EVENTS

After March 31, 2021, the Company raised approximately $790 thousand from the ATM, net of commission, as of June 7, 2021.

On May 14, 2021, the Company announced it had completed Cohort 1 of three cohorts in its Phase 1 trial. This was followed by Company announcement for completion of Cohort 2 on June 7, 2021.

On April 6, 2021, after the close of the Company’s Fiscal Year 2021, the plaintiffs and the Class Action Defendants in the Tchathou shareholder class action litigation reached a preliminary agreement in principle to settle all pending shareholder litigation matters, including the Tchatchou and Harris-Carr matters described above in Item 3 – Legal Proceedings. The settlement is subject to the agreement and execution of formal settlement documentation and approval by the United States District Court for the District of Maryland. At present, the vast majority of the settlement is expected to be paid by the Company’s insurance policy. The Company and the Class Action Defendants are represented by counsel in the litigation.

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

(b) Changes in internal control over financial reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during Fiscal 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during Fiscal 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers, and directors

The names, ages, and positions of our executive officers and directors as of March 31, 2021 were as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer and Director (Class C director)	62	2005	2022

Richard Prins	Chairman of the Board of Directors (Class B director)	64	2007	2021

John Lynch	Director (Class A director)	83	2021	2023

Claudia Grimaldi	Vice-President and Principal Financial Officer	50	—	—

Rohit Goel	Principal Accounting Officer	27	—	—

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as CEO and President since April 29, 2005. He is responsible for general management and over the past seven years has been largely responsible for the Company’s strategy and positioning in the medical cannabinoids industry. He has been the chief-inventor and architect of all patent filings by the Company, and the thrust into R&D and medical trials, which support the Company’s desire to bring low-cost medications that address diseases and ailments that affect mankind. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, that he took public in 1997 on NASDAQ. Prior to Startec, he served as Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively, and managed companies in Europe and Asia. He has over 20 years of experience managing public companies and has acquired and integrated over 20 companies. His in-depth business experience in the medical cannabinoids industry, his knowledge of U.S. capital markets, capital structuring, international joint ventures, and broad science and engineering background make him qualified to serve as a director of our Company.

Richard Prins has been our Chairman and Audit Committee Chairman since 2012 and has served as a Director since May 2007. Mr. Prins has extensive experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW). Mr. Prins served in a consulting role to RBC until January 2009. Mr. Prins currently serves on one other board, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. Mr. Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting, and internal controls over financial reporting. His knowledge of the pharmaceutical industry and experience with U.S. capital markets make him qualified to serve as a director of our Company.

John Lynch has been our Compensation Committee Chairman since 2021 and has served as a Director since 2021. Mr. Lynch helped negotiate the licensing of the patent filed by the University of South Florida titled “Extreme Low Dose THC as a Therapeutic and Prophylactic Agent for Alzheimer’s Disease,” which is the basis for our Hyalolex Drops of Clarity™, available only in Puerto Rico, as well as the IGC-AD1 formulation, subject of a Phase 1 trial. Mr. Lynch has been an independent consultant since 2003, and, for the past five years, he has served IGC as an Advisor. Mr. Lynch has been instrumental in developing the intellectual property strategy for the Company. Thanks to Mr. Lynch’s strategy and support, the Company has filed eleven patents with the United States Patent & Trademark Office (USPTO) including formulations for Cannabidiol-based compositions and methods for treating pain, cachexia and eating disorders, seizures, CNS disorders, restoring energy, stuttering and Tourette syndrome (TS), and Alzheimer’s disease related symptoms. Mr. Lynch was an adjunct professor of law at Georgetown University Law Center, as well as an adjunct professor in Intellectual Property (IP) Law at the University of San Francisco School of Law. Mr. Lynch received a B.S., Chemistry, in 1960 from Fordham College and a J.D. in 1963 from Georgetown University Law Center. Mr. Lynch’s extensive experience make him qualified to serve as a director of our Company.

Claudia Grimaldi, Vice-president and PFO, is responsible for managing the accounting and finance teams in various countries and is responsible for ensuring timely and accurate statutory and regulatory compliance (SEC, FINRA, NYSE, IRS, XETRA 2, among others). She has more than ten years of experience with SEC filings, regulatory compliance, and disclosures, having held increasing responsibilities first as Manager of financial reporting and compliance from May 2011 to 2013 and then as then as General Manager financial reporting and compliance from 2013 to May 2018. She also serves as a Director/Manager for some of our subsidiaries. Ms. Grimaldi graduated summa cum laude from Javeriana University, a top five university in Colombia, with a Bachelor of Arts in Psychology. She holds an MBA in General Management, graduating with Highest Honors, from Meredith College, in North Carolina. She is a member of Delta Mu Delta International Honor Society. In addition, she has attended the Darden School of Business Financial Management Executives program at the University of Virginia, and SEC reporting and compliance seminars. She is also fluent in both English and Spanish.

Rohit Goel has been our Principal Accounting Officer (PAO) since September 2017. As the PAO, he is responsible for all accounting matters relating to the Company. His previous experience includes leading USGAAP audit teams and leading or assisting in the statutory audit of limited and private companies in various industries including telecom, stock brokerage, manufacturing, education, banking, and digital marketing. Mr. Goel has a Bachelor’s in accounting from Delhi University (2015), an MBA in Finance, from the Institute of Management and Technology (2021). He is pursuing a Master’s in accounting (2021) and awaiting his license as a U.S. CPA (2021).

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

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B and Class C) with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class A director, consisting of John Lynch, will expire at the 2023 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2021 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda, will expire at the 2022 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

The NYSE American, upon which our shares are listed, requires the majority of our Board to be “independent.” The NYSE American listing standards define an “independent director” generally as a person, other than an officer or an employee of the company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Consistent with these standards, the Board of Directors has determined that Messrs. Prins and Lynch are independent directors.

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

Audit committee

Our Board of Directors has established an Audit Committee currently composed of two independent directors who report to the Board of Directors. Messrs. Prins and Lynch, each of whom is an independent director under the NYSE American listing standards, serve as members of our Audit Committee. Mr. Prins is the Chairman of our Audit Committee. In addition, we have determined that Messrs. Prins and Lynch are “audit committee financial experts,” as that term is defined under Item 407 of Regulation S-K. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and the adequacy of our accounting and control systems. The audit committee charter is followed by the committee.

Compensation committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Lynch and Prins. Mr. Prins is the current Chairman of our Compensation Committee. The Compensation Committee’s purpose is to review and approve compensation paid to our officers and directors and to administer our 2018 Omnibus Incentive Plan. As per the compensation committee charter, candidate experience, knowledge and performance are used to evaluate the candidate. The compensation is accordingly decided for the candidate as per the industry standards.

Compensation committee interlocks and insider participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins and John Lynch. No executive officer of the Company served as a director or member of the compensation committee of any other entity.

The Compensation Committee was responsible for determining executive compensation and the award of stock, and stock options to employees, advisors, and directors during Fiscal 2021. No consultants were used by the Compensation Committee during this fiscal year.

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

Disclosure Committee

The CEO and the PFO supervise and oversee the Disclosure Committee. The Board has appointed Mr. Richard Prins as the Chairperson of the Disclosure Committee. The Disclosure Committee’s responsibilities are to design, implement and regularly evaluate the Company’s internal controls and procedures, to ensure that the company provides the stakeholders, including the Securities and Exchange Commission (SEC), security holders, and the investment community, disclosures that comply with regulations and other compliance obligations. The Disclosure Committee will review all required material and relevant reports related to disclosure statements, including annual reports on Form 10-K, quarterly reports on Form 10-Q, press releases, and social media containing financial information and other related public documents. The Disclosure Committee meets not less than once per quarter and reviews and reassess the adequacy of the Disclosure Committee’s Charter at least annually.

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE American listing standards, who understand the audit committee functions. The NYSE American’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to the NYSE American that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting or auditing, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, along with understanding of internal control over financial reporting. The Board of Directors has determined that Messrs. Prins and Lynch satisfy the NYSE American’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the SEC.

Board and committee meetings

During Fiscal 2021, there were nineteen Board meetings, eight meetings of the Audit Committee and three Compensation Committee meetings, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

Communications with the Board

Any matter intended for the Board, or any individual member of the Board should be directed to Investor Relations at the Company’s principal executive office, with a request to forward the communication to the intended recipient. In general, any shareholder communication delivered to the Company for forwarding to Board members will be forwarded in accordance with the shareholder’s instructions. However, the Company reserves the right not to forward to Board members any abusive, threatening, or otherwise inappropriate materials.

Indemnification agreements

We are party to indemnification agreements with each of the executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law. Under the terms of the indemnification agreements, we intend to agree to indemnify our officers and directors against expenses, judgments, fines, penalties, or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the officer or director acted in good faith and did not derive an improper personal benefit from the transaction or occurrence that is the basis of the proceeding.

Annual meeting attendance

All directors, either in person or telephonically, attended the 2020 annual shareholders meeting. We have a formal policy requiring the members of our Board of Directors to attend annual stockholder meetings in person or by telephone or video conference.

Corporate governance, code of conduct and ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules, and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. The Company has adopted a written code of ethics (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Principal Accounting Officer, Controller, and persons performing similar functions (collectively, the “Senior Financial Officers”), in accordance with applicable federal securities laws and the rules of the NYSE American, and to all employees. Investors or any other person may view our Code of Ethics free of charge on the corporate governance subsection of the investor relations portion of our website at www.igcinc.us. The Company has established separate audit and compensation committees that are described elsewhere in this report. The Company does not have a separate nominating committee. Accordingly, Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

All our data, except accounting data, is stored in the cloud on multiple servers that helps us mitigate the overall risk of losing data. As part of corporate governance, we also have a cybersecurity policy that employees are required to comply with to safeguard their systems from cyber-attacks.

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during Fiscal 2021. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that Fiscal 2021’s filing requirements under Section 16(a) of the Exchange Act have been satisfied.

Item 11. EXECUTIVE COMPENSATION

Compensation for executive officers of the Company

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) All individuals serving as the smaller reporting company's principal executive officer or acting in a similar capacity during the last completed fiscal year (PEO), regardless of compensation level; (ii) The smaller reporting company's two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose compensation exceeded $100,000 a year; and (iii) Up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year.

Summary Compensation Table

(in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award (1) ($)	Other compensation (2) ($)	Total Compensation ($)
Ram Mukunda	2021	292	500	-	9	801
President and CEO	2020	300	200	210	9	719

Claudia Grimaldi	2021	147	100	-	1	248
Vice President and PFO	2020	150	110	60	1	321

(1)

The Stock Award amounts reported represent the fair value of stock awards to the named executive officer as computed using the closing price for the day the issuance was granted. There were no stock awards granted to the named executive officers in this table during Fiscal 2021.

(2)	Includes life insurance.

Outstanding Equity Awards at Fiscal Year End

(in thousands)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Ram Mukunda (1)	-	-
Claudia Grimaldi (1)	-	-

(1)	The named executive officers in this table had no outstanding equity awards as of March 31, 2021.

Compensation of Directors

(in thousands)

The following table shows information regarding the compensation earned or paid during Fiscal 2021 to non-employee directors who served on the Board during the year. The compensation paid to Mr. Mukunda is shown in the table entitled “Summary Compensation Table

Name	Stock awards ($)	Total Compensation ($)
John Lynch	-	-

Richard Prins	-	-

No cash or stock compensation was awarded to, earned by, or paid to the named directors in Fiscal 2021 for services provided as directors. All compensation paid to our employee director is set forth in the tables summarizing executive officer compensation above. The stock awards column reflects the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program. The grant date fair value for RSUs and restricted stock is measured based on the closing price of IGC’s common stock on the date of grant. No options are issued and outstanding to our Directors.

Assumptions used in the calculation of these amounts for Fiscal 2021 are included in Note 14, “Stock-Based Compensation” to the Company’s audited financial statements for Fiscal 2021, included in this report. The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

Employment contracts

Ram Mukunda has served as President and Chief Executive Officer of our Company since its inception. On July 14, 2014, the Company, IGC-Mauritius (“IGC-M”), and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, which was extended again for an additional year to July 2021, we pay Mr. Mukunda a base salary of $300,000 per year. The Employment Agreement provides that the Board of Directors of our Company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis. Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of rental payments for the car and reimbursement of business expenses).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 7, 2021 by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 7, 2021, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company. The table below sets forth as of June 7, 2021, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owner/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned (3)	Percentage of Class*
Ram Mukunda (2)	3,775	7%

Claudia Grimaldi	538	1%

Richard Prins	920	2%

John Lynch	97	-%

All Executive Officers and Directors as a group (4 persons)	5,330	10%

*Based on fully diluted 51,717,420 shares of common stock outstanding as of June 7, 2021.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 10224 Falls Road, Potomac, MD 20854.

(2)	The beneficial ownership table does not include 777,417 shares of common stock that is owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.
(3)	The beneficial ownership table includes approximately 2.7 million shares granted but not issued to individuals listed in the table as of May 31, 2021.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (MCA) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for Fiscal 2021. During the Company’s two most recent fiscal years ended March 31, 2021 and 2020, and through June 2, 2021, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates for Fiscal 2021 and Fiscal 2020.

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

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	March 31,
	2021	2020

Audit Fees - Manohar Chowdhry & Associates	$64	$62
Audit-Related Fees - Manohar Chowdhry & Associates	-	-
Tax Fees	9	7
All other Fees	-	-
Total	$73	$69

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in Fiscal 2021. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for Fiscal 2021 (the “Audited Financial Statements”):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•

The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for Fiscal 2021, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

•

The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management, and considered whether Manohar Chowdhry & Associates’ provision of non-audit services to the Company was compatible with the auditor’s independence; and

•

Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2021, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:

Richard Prins

John Lynch

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

3.2	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.3

Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2014. (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).

4.1	Description of Common Stock (incorporated by reference to prospectus supplement filed on Oct 2, 2018 to Prospectus effective May 11, 2018)
10.01**	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 10, 2017).
10.02**	Employment Agreement between India Globalization Capital, Inc., India Globalization Capital Mauritius and Ram Mukunda dated July 14, 2014 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K dated July 13, 2020).
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

10.05	Sales Agreement dated January 13, 2021, by and between India Globalization Capital, Inc. and The Benchmark Company, LLC (incorporated by reference to exhibit 10.01 to the Company's current report on Form 8-K filed on January 13, 2021).
21.1*	Subsidiaries of India Globalization Capital, Inc.
23.1*	Consent of Manohar Chowdhry & Associates.
31.1*	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2*	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1*	Certificate pursuant to 18 USC. § 1350.
32.2*	Certificate pursuant to 18 USC. § 1350.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

*** Furnished herewith

Item 16. FORM 10 - K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: June 14, 2021	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2021	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2021	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 14, 2021	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president
(Principal Financial Officer)

Date: June 14, 2021	/s/ Rohit Goel
Rohit Goel
(Principal Accounting Officer)

Date: June 14, 2021	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: June 14, 2021	/s/ John Lynch
John Lynch
Director