Form 10-Q
period 2021-06-30
India Globalization Capital, Inc.
filed 2021-08-11
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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

49,784,017 shares of our common stock were outstanding as of August 3, 2021.

| June 30, 2021 Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

| June 30, 2021 Form 10-Q

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections subject to risks and uncertainties, including those identified in the “Risk Factors” set forth in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021 that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

| June 30, 2021 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2021 ($)	March 31, 2021 ($)
ASSETS
Current assets:
Cash and cash equivalents	13,319	14,548
Accounts receivable, net	162	175
Inventory	5,476	5,478
Non-marketable securities	-	80
Deposits and advances	3,233	3,236
Total current assets	22,190	23,517

Intangible assets, net	405	407
Property, plant and equipment, net	10,704	10,840
Non-marketable securities	11	12
Claims and advances	596	603
Operating lease asset	538	488
Total long-term assets	12,254	12,350
Total assets	34,444	35,867
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	567	476
Accrued liabilities and others	1,542	1,588
Short-term loans	3	304
Total current liabilities	2,112	2,368

Long-term loans	147	276
Other liabilities	15	15
Operating lease liability	433	405
Total non-current liabilities	595	696
Total liabilities	2,707	3,064

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of June 30, 2021 and March 31, 2021.	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 48,284,017 and 47,827,273 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively.	110,528	109,720
Accumulated other comprehensive loss	(2,860)	(2,774)
Accumulated deficit	(75,931)	(74,143)
Total stockholders' equity	31,737	32,803
Total liabilities and stockholders' equity	34,444	35,867

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2021 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended June 30,
	2021 ($)	2020 ($)
Revenue	77	584
Cost of revenue	(51)	(538)
Gross profit	26	46
Selling, general and administrative expenses	(1,776)	(1,755)
Research and development expenses	(444)	(222)
Operating loss	(2,194)	(1,931)
Impairment of investment	(37)	-
Other income, net	443	49
Loss before income taxes	(1,788)	(1,882)
Net loss attributable to common stockholders	(1,788)	(1,882)
Foreign currency translation adjustments	(86)	(58)
Comprehensive loss	(1,874)	(1,940)

Loss per share attributable to common stockholders:
Basic & diluted	$(0.04)	$(0.05)
Weighted-average number of shares used in computing loss per share amounts:	47,910,866	40,189,222

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2021 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1,776	166	-	-	166
Issuance of equity stock through offering (net of expenses)	-	-	-	-	-
Common stock issued for investment	100	100	-	-	100
Net loss	-	-	(1,882)	-	(1,882)
Loss on foreign currency translation	-	-	-	(58)	(58)
Balances as of June 30, 2020	41,196	95,020	(67,249)	(2,908)	24,863

Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation & expenses, net	-	125	-	-	125
Issuance of equity stock through offering (net of expenses)	500	726	-	-	726
Common stock issued for investment	-	-	-	-	-
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(1,788)	-	(1,788)
Loss on foreign currency translation	-	-	-	(86)	(86)
Balances as of June 30, 2021	48,284	110,528	(75,931)	(2,860)	31,737

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2021 Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2021 ($)	2020 ($)
Operating activities:
Net loss	(1,788)	(1,882)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	157	77
Impairment of investment	37	-
Common stock-based compensation and expenses, net	125	166
Forgiveness of PPP Loan	(430)	-

Changes in:
Accounts receivables	13	(157)
Inventory	2	(2,277)
Deposits and advances	4	(479)
Claims and advances	7	24
Accounts payable	90	377
Accrued and other liabilities	(46)	163
Operating lease asset	(50)	-
Operating lease liability	28	-
Net cash used in operating activities	(1,851)	(3,988)

Investing activities:
Purchase of property, plant, and equipment	(93)	(944)
Investment in marketable securities	-	(17)
Investment in non-marketable securities	-	(149)
Acquisition and filing cost of patents and rights	(2)	(26)
Net cash used in investing activities	(95)	(1,136)

Financing activities:
Issuance of equity stock through offering (net of expenses)	726	-
Proceeds from long- term loan	-	580
Net cash provided by financing activities	726	580

Effects of exchange rate changes on cash and cash equivalents	(9)	(11)
Net decrease in cash and cash equivalents	(1,229)	(4,555)
Cash and cash equivalents at the beginning of the period	14,548	7,258
Cash and cash equivalents at the end of the period	13,319	2,703

Supplementary information:
Non-cash items:
Common stock issued/granted including ESOP, consultancy, and patent acquisition	125	166
Amortization of operating lease	27	21
Forgiveness of PPP Loan	(430)	-

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2021 Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2021

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our” and/or “us” refer to India Globalization Capital, Inc., together with our subsidiaries and beneficially owned subsidiary. Our filings are available on www.sec.gov. The information contained on our various websites, including www.igcinc.us, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Business

Since 2014, we have focused a portion of our business on application of phytocannabinoids such as Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”), among others, in combination with other compounds, to address efficacy for various ailments, especially Alzheimer's disease. As previously disclosed, IGC submitted IGC-AD1, our investigational drug candidate for Alzheimer’s, to the U.S. Food and Drug Administration (“FDA”) under Section 505(i) of the Federal Food, Drug, and Cosmetic Act and received approval, on July 30, 2020, to proceed with the Phase 1 trial, on Alzheimer’s patients. The Company has completed all dose escalation studies associated with the Phase 1 trial and is in the process of compiling safety and tolerability data for submission to the FDA. The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 50 million people around the world expected to be impacted by Alzheimer's disease by 2030 (WHO, 2020).

The Company has filed twelve patent applications to address various diseases such as Alzheimer's, Central Nervous System (“CNS”) disorders, pain, stammering, seizures in cats and dogs, eating disorders, stress-relief and calm-restoring beverage, and fatigue. As of June 30, 2021, we have been awarded three patents. In addition, we license a patent filing from the University of South Florida titled “Ultra-Low dose THC as a potential therapeutic and prophylactic agent for Alzheimer’s Disease.”

The USPTO issued patent (#11,065,225) for this filing on July 20, 2021. The granted patent relates to IGC’s proprietary formulation, IGC-AD1, intended to assist in the treatment of individuals living with Alzheimer’s disease.

The Company is developing three brands, including Holief™, among others. Holief is a non-GMO, vegan, natural, women’s line of over-the-counter (“OTC”) products, aimed at addressing dysmenorrhea and pre-menstrual-symptoms (“PMS”) in women. Holief, in development, seeks to connect, via a cloud-based platform, women with health care professionals who can help address dysmenorrhea, or period cramps, and PMS. Approximately 31.3 million (Statista, 2021) women in America suffer from dysmenorrhea and PMS.

Since our inception, the Company has operated its Infrastructure business segment from India. The infrastructure business segment involves: (a) the execution of construction contracts, (b) the rental of heavy construction equipment, and (c) the purchase and resale of physical commodities used in infrastructure. Information about our infrastructure products and service offerings is available at www.igcinc.us. The infrastructure sector has been severely hampered by the COVID-19 pandemic, especially in India and Hong Kong.

COVID-19 update

We believe that the current COVID-19 pandemic and its impact on certain aspects of the economy have negatively impacted our revenue and increased our expenses. In response, we have made and continue to make efforts to decrease our overhead expenses and have oriented our primary focus on the human trials on IGC-AD1. IGC remains committed to its Infrastructure business line and intends to continue pursuing the execution of construction contracts, the purchase and resale of physical commodities used in infrastructure, and the rental of heavy construction equipment as the COVID-19 pandemic allows.

| June 30, 2021 Form 10-Q

Business Organization

As of June 30, 2021, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (“TBL”), IGCare, LLC (“IGCare"), Holi Hemp, LLC (“Holi Hemp”), IGC Pharma, LLC (“IGC Pharma”), SAN Holdings, LLC (“SAN Holdings”), Sunday Seltzer, LLC (“Sunday Seltzer”) and Colombia-based beneficially owned subsidiary Hamsa Biochem SAS (“Hamsa”). The Company’s fiscal year is the 52-week or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Management, all adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021 (“Fiscal 2021”) contained in the Company’s Form 10-K for Fiscal 2021, filed with the SEC on June 14, 2021, specifically in Note 2 to the consolidated financial statements.

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

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to, allowance for uncollectible accounts receivable; sales returns; normal loss during production; future obligations under employee benefit plans; the useful lives of property, plant equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as Management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position, and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the condensed consolidated financial statements.

| June 30, 2021 Form 10-Q

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

No impairment has been recorded for the three months ended June 30, 2021, and 2020.

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

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures”. Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income / (loss) is recognized in other comprehensive income / (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321, “Investments-Equity Securities”. As of June 30, 2021, the Company does not have any investment in marketable securities.

| June 30, 2021 Form 10-Q

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

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $162 thousand of accounts receivable, net of provision for doubtful debt of $63 thousand as of June 30, 2021, as compared to $175 thousand of accounts receivable, net of provision for doubtful debt of $63 thousand as of March 31, 2021.

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

| June 30, 2021 Form 10-Q

The carrying amounts of the Company’s financial instrument includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to the nature of the items. Please refer to Note 15 - “Fair Value of Financial Instruments”, for further information.

Loss per share

The computation of basic loss per share for the three months ended June 30, 2021, excludes potentially dilutive securities of approximately 1.9 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the three months ended June 30, 2021 and 2020, used for the computation of basic earnings per share (“EPS”) is 47,910,866 and 40,189,222 respectively. Due to the loss incurred by the Company during the three months ended June 30, 2021 and 2020, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. In the three months ended June 30, 2021, there were no impactful breaches in cybersecurity.

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

| June 30, 2021 Form 10-Q

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

Net sales disaggregated by significant products and services for the three months ended June 30, 2021 and 2020 are as follows:

	(in thousands) Three months ended June 30,
	2021 ($)	2020 ($)
Infrastructure segment
Rental income (1)	-	-
Construction contracts (2)	15	-
Purchase and resale of physical commodities (3)	-	-

Life Sciences segment
Wellness and Lifestyle (4)	62	584
Tolling/White labeling service (5)	-	-
Total	77	584

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, wooden doors, marble, and tiles.

(4) Relates to revenue from wellness and lifestyle segment such as sale of hand sanitizer, bath bombs, lotion, gummies, beverages, hemp crude extract, hemp isolate, and hemp distillate and royalty income from the sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

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

| June 30, 2021 Form 10-Q

As lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. The Company expects to elect the lessor practical expedient to not separate non-lease components such as maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The timing of revenue recognition is expected to be the same for most the Company’s new leases as compared to similar existing leases; however, certain categories of new leases could have different revenue recognition patterns as compared to similar existing leases.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of June 30, 2021.

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

| June 30, 2021 Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Raw materials	2,329	2,294
Work-in-Progress	2,199	2,199
Finished goods	948	985
Total	5,476	5,478

Inventory in the form of work-in-progress as of June 30, 2021, is comprised of, but not limited to, various hemp-based extracts such as crude oil, hemp distillate, and hemp isolate. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overheads and the depreciation of farming equipment, hand sanitizers, gummies, lotions, beverages, and personal protection equipment, among others.

During the three months ended June 30, 2021, there was write down of inventory of approximately $60 thousand. Write downs are due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General and Administrative expenses.

As previously reported, one of our vendors holding $1.74 million of our inventory had reported a theft at their facility. The vendor has filed an insurance claim. The Company moved the amount associated with the stolen inventory to Deposits and Advances. The Company continues to pursue the vendor for compensation.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Advances to suppliers and consultants	1,273	1,295
Advances for property, plant and equipment	12	4
Other receivables	1,741	1,741
Prepaid expense and other current assets	207	196
Total	3,233	3,236

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segment. Advances for Property, Plant and Equipment include an advance paid for equipment. Prepaid and other current assets include approximately $36 thousand statutory advances as of June 30, 2021, as compared to $29 thousand as of June 30, 2020. Please refer to Note 3, “Inventory,” for details of Other receivables.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Patents	220	220
Other intangibles	32	32
Accumulated amortization	(31)	(26)
Total amortized intangible assets	221	226

Indefinite lived intangible assets
Patents	184	181
Other intangibles	-	-
Total unamortized intangible assets	184	181
Total intangible assets	405	407

| June 30, 2021 Form 10-Q

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 12 patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended June 30, 2021 and 2020, amounted to approximately $5 thousand and $3 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of June 30, 2021, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2022	22
For the year ended 2023	24
For the year ended 2024	27
For the year ended 2025	29
For the year ended 2026	32

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Land	N/A	4,530	4,606
Buildings & facilities	25	3,817	3,817
Plant and machinery	5-20	4,555	4,579
Computer equipment	3	224	216
Office equipment	3-5	130	111
Furniture and fixtures	5	132	130
Vehicles	5	164	165
Construction in progress	N/A	108	50
Total gross value		13,660	13,674
Less: Accumulated depreciation		(2,956)	(2,834)
Total property, plant and equipment, net		10,704	10,840

The depreciation expense in the three months ended June 30, 2021, and 2020, amounted to approximately $152 thousand and $74 thousand, respectively. The net decrease in total Property, Plant & Equipment is primarily due to depreciation and foreign exchange translations. The net decrease in land is primarily due to foreign exchange translations because of a decline in value of foreign currencies. The construction in progress relates to the Maryland facility extension . For more information, please refer to Note 16 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

| June 30, 2021 Form 10-Q

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

Short-term investment

	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Investment in Evolve I (i)	-	80
Total	-	80

(i)

On May 12, 2020, the Company acquired an approximately 19.8% shareholding in Evolve I, Inc., a Washington corporation (“Evolve”) under the terms of a Share Subscription Agreement (“SSA”) for a consideration of approximately $249 thousand. However, based on an assessment of the business environment, the Company decided to dispose the holding and exit the acquisition. As of June 30, 2021, the Company received back partial shares of IGC common stock, which had been given pursuant to the SSA, in exchange for the return of its shareholding in Evolve. Accordingly, the Company cancelled the partial shares received by it and impaired its remaining investment of approximately $37 thousand.

Long-term investment

	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Investment in equity shares of unlisted company	11	12
Total	11	12

The Company regularly reviews its investment portfolio to determine if any security is permanently impaired, which would require the Company to record an impairment charge in the period.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Claims receivable (1)	375	382
Non-current deposits	18	18
Non-current advances (2)	203	203
Total	596	603

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala. While the Company has initiated collection proceedings in the Commercial Court of Ernakulam, the Company believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The decrease in claims receivable was mainly due to foreign exchange translation as a result of a decrease in value of Indian Rupee.

(2)	Includes a loan of $200 thousand to one of our manufacturers for the purchase of equipment.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the three months ended June 30, 2021 and 2020 are approximately $31 thousand and $63 thousand, respectively. The Company also has four operating leases as of June 30, 2021.

| June 30, 2021 Form 10-Q

U.S: In November 2019, the Company entered into an office lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020, to November 30, 2025. The annual lease expense is approximately $120 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 4.42 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

India: The Company renewed three lease agreements for terms between three to four years expiring between 2023 and 2024. The total annual lease expense is approximately $26 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 2.7-3.5 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended June 30, 2021 ($)	(in thousands) Three months ended June 30, 2020 ($)
Operating lease costs	37	31
Short term lease costs	31	63
Variable lease costs	-	-
Total lease costs	68	94

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Assets
Operating lease asset	538	488
Total lease assets	538	488

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	114	90
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	433	405
Total lease liability	547	495

(in thousands) As of June 30, 2021 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
– Operating cash flows from operating leases	27
Right-of-use assets obtained in exchange for operating lease obligations	538

As of June 30, 2021, the following table summarizes the maturity of our lease liabilities:

Jun-22	145
Jun-23	150
Jun-24	150
Jun-25	132
Jun-26	54
Less: Present value discount	(84)
Total lease liabilities	547

| June 30, 2021 Form 10-Q

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of June 30, 2021 ($)	As of March 31, 2021 ($)
Compensation and other contributions	816	849
Provision for expenses	255	309
Other current liability	471	430
Total	1,542	1,588

Compensation and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes $114 thousand and $90 thousand of current operating lease liability and statutory payables of approximately $35 thousand and $24 thousand as of June 30, 2021 and March 31, 2021, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Forgiveness of Paycheck Protection Program Promissory Note:

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note (the “PPP Note”) and Agreement for a loan of approximately $430 thousand. The Loan was established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Note was to mature after 2 years on May 3, 2022, with monthly repayments of approximately $18 thousand commencing November 1, 2020 and interest accrued on the outstanding principal balance at an annual fixed rate of 1.00%.  On June 10, 2021, the Company received forgiveness for the full amount borrowed of approximately $430 thousand. This is accounted as other income, net.

Loan as of June 30, 2021:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan. For the three months ended June 30, 2021, the interest expense for the EIDL was approximately $469. As of June 30, 2021, approximately $147 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of
	June 30, 2021 ($)	March 31, 2021 ($)
Statutory reserve	15	15
Total	15	15

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

| June 30, 2021 Form 10-Q

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2021, except as disclosed below.

As of June 30, 2021, several law firms have filed shareholder lawsuits, two of which have been consolidated and remain pending, citing, among other things, the Company’s September 25, 2018, press release and the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. The Company filed a motion to dismiss on October 11, 2019, which the court denied on January 29, 2021. Class Action Defendants, including the Company, have reached a preliminary agreement in principle to settle the litigation, subject to agreement to final settlement terms and approval by the United States District Court for the District of Maryland. The Company anticipates that a final settlement will be executed and approved sometime in Fiscal 2022, although there can be no assurance thereof. The Company has created a provision for $200,000 as of June 30, 2021. For the current state of the consolidated Shareholder Class Action Litigation, please refer to Part II, Item 1 – Legal Proceedings.

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

NOTE 13 – SECURITIES

As of June 30, 2021, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 48,284,017 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of June 30, 2021.

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

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (the “Sales Agent”) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. During the three months ended June 30, 2021, the Company raised approximately $726 thousand of net proceeds from issuance of equity stock through the offering. The Company may use these funds for working capital and capital expenditures, along with clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes.

NOTE 14 – STOCK-BASED COMPENSATION

As of June 30, 2021, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,337,627 shares of common stock have been issued to employees and advisors. In addition, 1.7 million restricted share units fair valued at $805 thousand with a weighted average value of $0.47 per share, have been granted but not yet issued from different Incentive Plans and Grants. Additionally, options held by advisors to purchase 210,000 shares of common stock fair valued at $96 thousand with a weighted average of $0.46 per share, that have been granted but are to be issued over a vesting period, between Fiscal 2023 and Fiscal 2026. Options granted and issued before the vesting period are expensed when issued.

| June 30, 2021 Form 10-Q

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2022	Granted in Fiscal 2021
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	1.61%	0.68%
Expected volatility	281%	249%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For the three months ended June 30, 2021, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $120 thousand and $5 thousand, respectively.

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For the three months ended June 30, 2020, the Company’s share-based expense and option-based expense shown in selling, general and administrative expenses (including research and development) was $160 thousand and $6 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2021	173	0.85
Granted	82	1.25
Vested	(82)	(1.25)
Cancelled/forfeited	-	-
Non-vested shares as of June 30, 2021	173	0.85

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2021	210	0.46	0.36
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of June 30, 2021	210	0.46	0.36

There was a combined unrecognized expense of $117 thousand related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 1.82 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2021, the Company’s marketable securities, if any, may consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7, “Investments in Non-Marketable Securities.”

| June 30, 2021 Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
June 30, 2021

Cash and cash equivalents:	13,319	-	-	13,319
Total cash and cash equivalents	13,319	-	-	13,319

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	11	11
Total Investments	-	-	11	11

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2021

Cash and cash equivalents:	14,548	-	-	14,548
Total cash and cash equivalents	14,548	-	-	14,548

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	92	92
Total investments	-	-	92	92

NOTE 16 – SEGMENT INFORMATION

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

| June 30, 2021 Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Three months ended June 30, 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	15	19%
Life Sciences segment	62	81%
Total	77	100%

	(in thousands)
Segments	Three months ended June 30, 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	-	-%
Life Sciences segment	584	100%
Total	584	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

2)     The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended June 30, 2021 ($)	Percentage of Total Revenue (%)

Asia	(1) India	17	22%
	(2) Hong Kong	-	-%
America	U.S. and Colombia	60	78%
Total		77	100%

		(in thousands)
Segments	Country	Three months ended June 30, 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	-	-%
	(2) Hong Kong	-	-%
America	U.S. and Colombia	584	100%
Total		584	100%

| June 30, 2021 Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of June 30, 2021 ($)
Intangible assets, net	405	-	405
Property, plant and equipment, net	6,168	4,536	10,704
Non-marketable securities	-	11	11
Claims and advances	200	396	596
Operating lease asset	466	72	538
Total non-current assets	7,239	5,015	12,254

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2021 ($)
Intangible assets, net	407	-	407
Property, plant and equipment, net	6,228	4,612	10,840
Non-marketable securities	-	12	12
Claims and advances	200	403	603
Operating lease asset	488	-	488
Total non-current assets	7,323	5,027	12,350

NOTE 17 – SUBSEQUENT EVENTS

●

Patent: The Company licenses a patent filing from the University of South Florida titled “Ultra-Low dose THC as a potential therapeutic and prophylactic agent for Alzheimer’s Disease.”  The USPTO issued patent (#11,065,225) for this filing on July 20, 2021. The granted patent relates to IGC’s proprietary formulation, IGC-AD1, intended to assist in the treatment of individuals living with Alzheimer’s disease.

●

ATM: Subsequent to June 30, 2021, and through July 23, 2021, the Company raised approximately $3.4 million from the ATM, net of commission. For additional information about the ATM, see Note 13, “Securities”.

●

Employment contract: Ram Mukunda has served as President and Chief Executive Officer of our Company since its inception. On July 14, 2014, the Company and Mr. Mukunda entered into the 2014 Employment Agreement. Pursuant to the 2014 Employment Agreement, which was effective until July 2021, we pay Mr. Mukunda a base salary of $300,000 per year. Mr. Mukunda’s employment agreement has been extended for one additional year to July 2022. The Employment Agreement provides that the Board of Directors of our Company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis. Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of rental payments for the car and reimbursement of business expenses).

| June 30, 2021 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2021, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 14, 2021 (the “2021 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue in the three months ended June 30, 2021 and June 30, 2020, was from our Life Sciences segment, which includes a biopharmaceutical component, and a wellness and lifestyle business, which involves:

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

The Company’s second segment, the Infrastructure segment, involves:

(i)

Execution of Construction Contracts – The Company is executing a road building contract in Kerala, India valued at approximately $1.2 million. Work on this project is sporadic based on COVID-19 restrictions. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

(ii)

Purchase and Resale of Physical Commodities Used in Infrastructure – This business line includes the purchase and resale of commodities, including steel, wooden doors, marble, and tiles, among others. This work has been adversely affected due to COVID-19. There was no revenue from this business line during the three months ended June 30, 2021, in part due to the COVID-19 pandemic. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

(iii)

Rental of Heavy Construction Equipment – We own heavy construction equipment such as motor grader and rollers, that we rent to construction contractors. This business is seasonal and had minimal revenue during the three months ended June 30, 2021, in part due to the COVID-19 pandemic. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

The Company operates both segments in compliance with applicable state, national, and local laws and regulations and only in locations and regions where it is legal to do so.

Company Highlights

●

On June 10, 2021, the Company received forgiveness for the full amount borrowed as per the Paycheck Protection Program Promissory Note (the “PPP Note”) of approximately $430 thousand. The PPP Note was established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

●

On June 23, 2021, the Company announced completion of Cohort 3, the final cohort, of its Phase 1 clinical trial on IGC’s tetrahydrocannabinol (“THC”)- based investigational new drug, IGC-AD1, intended to alleviate the symptoms of individuals suffering from Alzheimer’s disease. As previously disclosed, IGC submitted IGC-AD1, its investigational drug candidate for Alzheimer’s, to the U.S. Food and Drug Administration (“FDA”) under Section 505(i) of the Federal Food, Drug, and Cosmetic Act. IGC received approval to proceed with the Phase 1 trial, on Alzheimer’s patients, from the FDA on July 30, 2020.

| June 30, 2021 Form 10-Q

●

During the three months ended June 30, 2021, the Company raised approximately $726 thousand of net proceeds from issuance of equity stock through offering. The Company had entered “at the market” (“ATM”) offering pursuant to the Sales Agreement (the “Agreement”) entered on January 13, 2021 with The Benchmark Company, LLC (the “Sales Agent”) for the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”).

Strategy

We have a two-pronged strategy for our Life Sciences, biopharmaceutical component: the initial prong is to investigate IGC-AD1 for safety and efficacy in managing the symptoms of Alzheimer’s disease. This involves conducting Phase 1 through Phase 3 trials on IGC-AD1 over the next several years, subject to FDA regulatory approval and adequate funding, with the anticipated goal of demonstrating safety and efficacy and potentially obtaining FDA approval for IGC-AD1 as a phytocannabinoid-based formulation that can help manage some symptoms for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of IGC-AD1 on memory and/or decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Our pipeline of investigational phytocannabinoid formulations also includes pain creams and tinctures for pain relief. We believe that the biopharmaceutical component of our Life Sciences strategy will take several years to implement and involves considerable risk; however, we believe it may involve greater defensible growth potential and first-to-market advantage.

Our consumer service and products strategy includes advancing the women’s line of products, under the brand www.holief.com, and developing and creating a cloud-based platform that connects women with health care professionals who can help with PMS and dysmenorrhea.

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

Results of Operations for the Three Months Ended

June 30, 2021 and June 30, 2020

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended June 30, 2021 and June 30, 2020:

Statement of Operations (in thousands, unaudited)

	Three months ended June 30,
	2021 ($)	2020 ($)	Change ($)	Percent Change
Revenue	77	584	(507)	(87)%
Cost of revenue	(51)	(538)	487	(91)%
Gross profit	26	46	(20)	(43)%
Selling, general and administrative expenses	(1,776)	(1,755)	(21)	1%
Research and development expenses	(444)	(222)	(222)	100%
Operating loss	(2,194)	(1,931)	(263)	14%
Impairment of investment	(37)	-	(37)	-%
Other income, net	443	49	394	804%
Loss before income taxes	(1,788)	(1,882)	94	(5)%
Net loss	(1,788)	(1,882)	94	(5)%

| June 30, 2021 Form 10-Q

Revenue – Revenue in the three months ended June 30, 2021, and June 30, 2020, was primarily derived from our Life Sciences segment, which involved sales of products such as lotion, gummies, and alcohol-based hand sanitizers, among others. Revenue was approximately $77 thousand and $584 thousand for the three months ended June 30, 2021, and the three months ended June 30, 2020, respectively.

Revenue in the Life Sciences segment in the three months ended June 30, 2020, was $584 thousand as compared to $62 thousand in the three months ended June 30, 2021, albeit with a change in product mix. Revenue in our Infrastructure segment for the three months ended June 30, 2020, was nil and $15 thousand in the three months ended June 30, 2021. Such revenue relates to execution of construction contract. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize, generate significant revenue, and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $51 thousand for the three months ended June 30, 2021, compared to $538 thousand in the three months ended June 30, 2020. The cost of revenue in the three months ended June 30, 2021, is primarily attributable to raw materials that are required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $21 thousand or 1% to approximately $1.8 million for the three months ended June 30, 2021, from approximately $1.8 million for the three months ended June 30, 2020. The increase of approximately $21 thousand is attributed to increased product sales and marketing related expenses.

Research and Development expenses– Research and Development (“R&D”) expenses were attributed to conducting the Phase 1 trial on patients suffering from Alzheimer’s disease and product research in our Life Sciences segment. The R&D expenses for the three months ended June 30, 2021 are approximately $444 thousand and approximately $222 thousand for the three months ended June 30, 2020. The cost associated with this work is mostly associated with the clinical trial on patients suffering from Alzheimer’s disease, research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, product research, designing, formulating and market analysis. We expect R&D expenses to increase with progression in trials on IGC-AD1.

Impairment of investment – On May 12, 2020, the Company acquired an approximately 19.8% shareholding in Evolve I, Inc. However, based on an assessment of the business environment, the Company decided to dispose the holding and exit the acquisition. As of June 30, 2021, the Company received back partial shares of IGC common stock, which had been given pursuant to the SSA, in exchange for the return of its shareholding in Evolve. Accordingly, the Company cancelled the partial shares received by it and impaired its remaining investment of approximately $37 thousand.

Other income, net – Other net income increased by approximately $394 thousand or 804% during the three months ended June 30, 2021. The total other income for the three months ended June 30, 2021, and 2020 is approximately $443 thousand and $49 thousand, respectively. Other income includes interest income, rental income, and income from sale of scrap, among others. During the three months ended June 30, 2021, the other income included approximately $430 thousand related to forgiveness of PPP Note.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations or other long-term liabilities, except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies”, Note 11, “Loans and Other Liabilities” and Note 9, “Leases” in Item 1 of this report for further information on Company commitments and contractual obligations.

While the Company believes its existing balances of cash, cash equivalents and marketable securities and other short-term liquidity arrangements will be sufficient to satisfy its working capital needs, capital asset purchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes, clinical trials and other liquidity requirements, if any, associated with its existing operations over the next 12 months, it will raise money as and when it is able to do so. The Company continues to utilize the ATM to raise capital. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, legal expenses, and workforce.

| June 30, 2021 Form 10-Q

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, unaudited)

	As of June 30, 2021 ($)	As of March 31, 2021 ($)	Change	Percent Change
Cash and cash equivalents	13,319	14,548	(1,229)	(8)%
Working capital	20,078	21,149	(1,071)	(5)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $1.2 million to $13.3 million in the three months ended June 30, 2021, from $14.5 million as of March 31, 2021, a decrease of approximately 8%.

The major decrease was due to approximately $93 thousand in purchase of property, plant, and equipment and a net cash loss of approximately $1.9 million, part of which was set-off with approximately $726 thousand of net proceeds from issuance of equity stock through offering.

Summary of Cash flows

	(in thousands, unaudited)

	Three months ended June 30,
	2021	2020	Change	Percent Change
Cash used in operating activities	(1,851)	(3,988)	2,137	(54)%
Cash used in investing activities	(95)	(1,136)	1,041	(92)%
Cash provided by financing activities	726	580	146	25%
Effects of exchange rate changes on cash and cash equivalents	(9)	(11)	2	(18)%
Net decrease in cash and cash equivalents	(1,229)	(4,555)	3,326	(73)%
Cash and cash equivalents at the beginning of period	14,548	7,258	7,290	100%
Cash and cash equivalents at the end of the period	13,319	2,703	10,616	393%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2021, was approximately $1.9 million. This consists of a net loss of approximately $1.8 million and non-cash items totaling approximately $110 thousand, which in turn consist of an amortization/depreciation charge of approximately $157 thousand, stock-based expenses totaling approximately $125 thousand and gain due to forgiveness of PPP Note of approximately $430 thousand. Changes in operating assets and liabilities had an impact of approximately $48 thousand on cash.

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

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2021, was approximately $95 thousand, which is comprised of expenses of approximately $2 thousand for the acquisition and filing expenses related to patents and purchase of property, plant and equipment of approximately $93 thousand.

| June 30, 2021 Form 10-Q

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

Financing Activities

Net cash provided by financing activities was approximately $726 thousand for the three months ended June 30, 2021, which is comprised of net proceeds from issuance of equity stock through ATM offering, net of all expenses related to issuance of stock.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. There were no impactful breaches in cybersecurity during the three months ended June 30, 2021.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in the 2021 Form 10-K, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K, for a discussion of all our critical and significant accounting policies.

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our Annual Report on Form 10-K for fiscal year ended March 31, 2021, filed with the SEC on June 14, 2021.

| June 30, 2021 Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

| June 30, 2021 Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of June 30, 2021, the Company and one of its officers are parties to the following litigation matters:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (“Apogee”) and John R. Clarke (“Clarke”) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (“Mukunda”) (the “Apogee Litigation”). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014 related to IGC’s intended purchase of a business known as Midtown Partners & Co., LLC (“Midtown”). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On May 21, 2021, IGC and Mukunda filed a partial motion to dismiss both the counterclaim and the Apogee Litigation. Before the Court ruled on the motion to dismiss, on June 28, 2021, Apogee and Clarke filed an amended complaint claiming that IGC and Mukunda fraudulently induced Apogee into entering the purchase agreement for the sale of Midtown and breached the purchase agreement. Apogee and Clarke also seek a declaratory judgment and indemnification for certain alleged losses they claim to have suffered. Finally, Clarke claims that he is entitled to shares of IGC common stock as wages. On July 23, 2021, IGC and Mukunda again moved to partially dismiss the counterclaim and the Apogee Litigation. The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company and Mukunda deny any and all liability and, in particular, deny many of the factual allegations contained in the Apogee Litigation. Both the Company and Mukunda intend to vigorously defend the litigation and are represented by counsel for that purpose.

As of June 30, 2021, the Company and two of its officers are parties to two shareholder lawsuits:

Tchatchou v. India Globalization Capital, Inc., et al., Civil Action No. 8:18-cv-03396 (U.S. District Court for the District of Maryland). On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. On May 13, 2019, the plaintiff filed an amended complaint against IGC, Ram Mukunda, and Claudia Grimaldi, (collectively, the “Class Action Defendants”). The plaintiff alleges that the Class Action Defendants violated Section 10(b) of the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act and made false and misleading statements to the public by issuing a September 25, 2018, press release entitled “IGC to Enter the Hemp/CBD-Infused Energy Drink Space” and related disclosures, in which IGC announced it had “executed a distribution and partnership agreement” for the sugar-free energy drink named Nitro G, as well as through related public statements. The plaintiff has not publicly disclosed the amount of damages they seek. On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case. Throughout the Tchatchou litigation, the Class Action Defendants have denied any and all liability and denied any violation of the law.

Harris-Carr v. India Globalization Capital, Inc., et al., Civil Action No. 8:18-cv-03408 (U.S. District Court for the District of Maryland). On November 2, 2018, IGC shareholder Gabe Harris-Carr instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. IGC, Ram Mukunda, and Claudia Grimaldi were named as defendants. On February 28, 2019, all pending shareholder class actions, including the Harris-Carr litigation, were consolidated, and the Tchatchou litigation, described above, was designated as the lead case. On May 13, 2019, the plaintiff in the Tchatchou litigation filed an amended complaint, which becomes the operative complaint for the consolidated matter and supersedes the Harris-Carr complaint. Throughout the Harris-Carr litigation, the Class Action Defendants have denied any and all liability and denied any violation of the law.

On April 6, 2021, the plaintiffs and the Class Action Defendants reached a preliminary agreement in principle to settle all pending shareholder litigation, including the Tchatchou and Harris-Carr matters described above. The settlement is subject to the agreement and execution of formal settlement documentation and approval by the United States District Court for the District of Maryland. At present, a significant portion of the settlement is expected to be paid by the Company’s insurance policy. The Company and the Class Action Defendants are represented by counsel in the litigation.

| June 30, 2021 Form 10-Q

Item 1A. Risk Factors

In addition to the Risk Factors reported herein, if any, you should carefully consider the risk factors identified in the Company’s 2021 annual report on Form 10-K, filed with the SEC on June 14, 2021, together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

The Company incorporates by reference as if fully set forth and restated herein all Risk Factors identified in our 2021 Form 10-K. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us. The Risk Factor stated and incorporated herein is not intended to represent the universe of Risk Factors that may be relevant to the evaluation of our company and our common stock, and the public is directed to any Risk Factor or other disclaimer included in any other public announcement, SEC filing, and press release by the Company for any additional Risk Factors or disclaimers related to those specific announcements, filings, and press releases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.3

Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).

4.1	Description of Common Stock (incorporated by reference to prospectus supplement filed on Oct 2, 2018 to Prospectus effective May 11, 2018).
10.01*	2014 Employment Agreement between India Globalization Capital, Inc. and Ram Mukunda.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

| June 30, 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 11, 2021	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

| June 30, 2021 Form 10-Q