Form 10-Q
period 2021-09-30
India Globalization Capital, Inc.
filed 2021-10-29
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

51,051,017 shares of our common stock were outstanding as of October 18, 2021.

 | September 30, 2021, Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

 | September 30, 2021, Form 10-Q

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021, or in our quarterly report on Form 10-Q for the three months ended June 30, 2021, filed with the SEC on August 11, 2021, and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | September 30, 2021, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2021 ($)	March 31, 2021 ($)
ASSETS
Current assets:
Cash and cash equivalents	14,399	14,548
Accounts receivable, net	138	175
Inventory	5,498	5,478
Investment in Non-marketable securities	-	80
Deposits and advances	1,669	3,236
Total current assets	21,704	23,517
Non-current assets:
Intangible assets, net	411	407
Property, plant and equipment, net	10,589	10,840
Non-marketable securities	11	12
Claims and advances	611	603
Operating lease asset	510	488
Total non-current assets	12,132	12,350
Total assets	33,836	35,867
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	418	476
Accrued and other liabilities	1,594	1,588
Short-term loans	3	304
Total current liabilities	2,015	2,368
Non-current liabilities:
Long-term loans	146	276
Other liabilities	15	15
Operating lease liability	404	405
Total non-current liabilities	565	696
Total liabilities	2,580	3,064

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of September 30, 2021, and March 31, 2021.	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 51,041,017 and 47,827,273 shares issued and outstanding as of September 30, 2021, and March 31, 2021, respectively.	114,371	109,720
Accumulated other comprehensive loss	(2,840)	(2,774)
Accumulated deficit	(80,275)	(74,143)
Total stockholders' equity	31,256	32,803
Total liabilities and stockholders' equity	33,836	35,867

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2021, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	($)	($)	($)	($)

Revenue	56	125	133	709
Cost of revenue	(18)	(99)	(69)	(637)
Gross Profit	38	26	64	72
Selling, General and administrative expenses	(4,110)	(1,483)	(5,886)	(3,238)
Research and development expenses	(276)	(219)	(720)	(441)
Operating loss	(4,348)	(1,676)	(6,542)	(3,607)
Impairment of investment	-	-	(37)	-
Other income, net	4	19	447	68
Loss before income taxes	(4,344)	(1,657)	(6,132)	(3,539)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(4,344)	(1,657)	(6,132)	(3,539)
Foreign currency translation adjustments	20	142	(66)	84
Comprehensive loss	(4,324)	(1,515)	(6,198)	(3,455)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.09)	(0.04)	(0.13)	(0.09)
Weighted-average number of shares used in computing net loss per share amounts:	49,948,930	41,244,109	48,935,466	40,719,548

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2021, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended September 30, 2020	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of June 30, 2020	41,196	95,020	(67,249)	(2,908)	24,863
Common stock-based compensation & expenses, net	108	250	-	-	250
Net loss	-	-	(1,657)	-	(1,657)
Loss on foreign currency translation	-	-	-	142	142
Balances as of September 30, 2020	41,304	95,270	(68,906)	(2,766)	23,598

Three months ended September 30, 2021
Balances as of June 30, 2021	48,284	110,528	(75,931)	(2,860)	31,737
Common stock-based compensation & expenses, net	1,507	424	-	-	424
Issuance of common stock through offering (net of expenses)	1,250	3,419	-	-	3,419
Net loss	-	-	(4,344)	-	(4,344)
Loss on foreign currency translation	-	-	-	20	20
Balances as of September 30, 2021	51,041	114,371	(80,275)	(2,840)	31,256

Six months ended September 30, 2020	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1884	416	-	-	416
Common stock issued for investment	100	100	-	-	100
Net loss	-	-	(3,539)	-	(3,539)
Loss on foreign currency translation	-	-	-	84	84
Balances as of September 30, 2020	41,304	95,270	(68,906)	(2,766)	23,598

Six months ended September 30, 2021
Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation & expenses, net	1,507	549	-	-	549
Issuance of common stock through offering (net of expenses)	1,750	4,145	-	-	4,145
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(6,132)	-	(6,132)
Gain on foreign currency translation	-	-	-	(66)	(66)
Balances as of September 30, 2021	51,041	114,371	(80,275)	(2,840)	31,256

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2021, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended September 30,
	2021 ($)	2020 ($)
Operating activities:
Net loss	(6,132)	(3,539)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	320	185
Provision for bad debt	1,718	-
Impairment of non-marketable securities	37	-
Common stock-based compensation and expenses	549	365
Forgiveness of PPP Loan	(430)	-

Changes in:
Accounts receivables	36	(134)
Inventory	(20)	(2,439)
Deposits and advances	(150)	(871)
Claims and advances	(8)	35
Accounts payable	(56)	239
Accrued and other liabilities	6	(291)
Operating lease asset	(22)	-
Operating lease liability	(1)	-
Net cash used in operating activities	(4,153)	(6,450)

Investing activities:
Purchase of property, plant, and equipment	(125)	(1,229)
Investment in/Proceed from marketable securities	-	1,231
Investment in non-marketable securities	-	(149)
Acquisition and filing cost of patents and rights	(15)	(48)
Net cash used in investing activities	(140)	(195)

Financing activities:
Issuance of equity stock through offering (net of expenses)	4,145	-
Proceeds from/Repayment of long- term loan	(1)	530
Net cash provided by financing activities	4,144	530

Effects of exchange rate changes on cash and cash equivalents	-	8
Net decrease in cash and cash equivalents	(149)	(6,107)
Cash and cash equivalents at the beginning of the period	14,548	7,258
Cash and cash equivalents at the end of the period	14,399	1,151

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	549	416
Amortization of operating lease	53	19
Forgiveness of PPP Loan	(430)	-

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2021, Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021

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

NOTE 1 – BUSINESS DESCRIPTION

Business

Since 2014, we have focused a portion of our business on the application of phytocannabinoids such as Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”), among others, in combination with other compounds, to address efficacy for various ailments and diseases such as Alzheimer's disease. As previously disclosed, IGC submitted IGC-AD1, our investigational drug candidate for Alzheimer’s, to the U.S. Food and Drug Administration (“FDA”) under Section 505(i) of the Federal Food, Drug, and Cosmetic Act and received approval on July 30, 2020, to proceed with the Phase 1 trial, on Alzheimer’s patients.

On September 7, 2021, the Company announced the completion of all dose escalation studies associated with the Phase 1 trial. Based on this study and subject to FDA concurrence, the cannabis-based investigational drug IGC-AD1 was generally safe and well-tolerated by the Alzheimer’s trial participants. The Company has filed the safety and tolerability data with the FDA as part of its Annual Report. In addition, the trial on the secondary endpoints, such as pharmacokinetics, genotyping, neuropsychiatric inventory, and measurement of suicide severity, have also been completed. We expect to report this data as it becomes available and after submission to the FDA. The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 50 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2020).

The Company has filed thirteen patent applications to address various diseases such as Alzheimer's, Central Nervous System (“CNS”) disorders, pain, stammering, seizures in cats and dogs, eating disorders, stress-relief and calm-restoring beverage, and fatigue. As of September 30, 2021, we have three patents.

In addition, we license a patent filing from the University of South Florida titled “Ultra-Low dose THC as a potential therapeutic and prophylactic agent for Alzheimer’s Disease.” The U.S. Patent and Trademark Office (“USPTO”) issued a patent (#11,065,225) for this filing on July 20, 2021. The granted patent relates to IGC’s proprietary formulation, IGC-AD1, intended to assist in the treatment of individuals living with Alzheimer’s disease.

The Company is developing three brands, including Holief™, among others. Holief is a non-GMO, vegan, natural, women’s line of over-the-counter (“OTC”) products aimed at addressing dysmenorrhea and premenstrual symptoms (“PMS”) in women. Holief, in development, seeks to connect, via a cloud-based platform, women with health care professionals who can help address dysmenorrhea or period cramps, and PMS. Approximately 31.3 million (Statista, 2021) women in America suffer from dysmenorrhea and PMS.

Since our inception, the Company has operated its Infrastructure business segment from India. The infrastructure business segment involves: (a) the execution of construction contracts, (b) the rental of heavy construction equipment, and (c) the purchase and resale of physical commodities used in infrastructure. Information about our infrastructure products and service offerings is available at www.igcinc.us. Unfortunately, the infrastructure sector has been severely hampered by the COVID-19 pandemic, especially in India and Hong Kong where the business is based.

COVID-19 update

Our infrastructure business is based in the state of Kerala, India, which is among the Indian states most affected by COVID-19, and Hong Kong with strict quarantine and travel restrictions. The restrictions continue to adversely impact our infrastructure business, financial condition, liquidity, and operations. While IGC remains committed to its Infrastructure business line and intends to continue pursuing the execution of construction contracts, the purchase and resale of physical commodities used in infrastructure, and the rental of heavy construction equipment as the pandemic allows, we have limited visibility into when economic conditions will recover in India and Hong Kong.

 | September 30, 2021, Form 10-Q

In response, we have oriented our current focus on a) the human trials on IGC-AD1 and getting an Alzheimer’s drug through trials and eventually to market, subject to FDA approval, and b) launching a cannabinoid-based women’s wellness line of products designed to assist in managing PMS and Dysmenorrhea.

Business Organization

As of September 30, 2021, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (“TBL”), IGCare, LLC (“IGCare"), Holi Hemp, LLC (“Holi Hemp”), IGC Pharma, LLC (“IGC Pharma”), SAN Holdings, LLC (“SAN Holdings”), Sunday Seltzer, LLC (“Sunday Seltzer”) and Colombia-based beneficially owned subsidiary Hamsa Biochem SAS (“Hamsa”). The Company’s fiscal year is the 52-week or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of September 30, 2021, condensed consolidated statements of operations for the three and six months ended September 30, 2021, and 2020, condensed consolidated statements of changes in stockholders’ deficit for the three and six months ended September 30, 2021, and 2020, and condensed consolidated statements of cash flows for the six months ended September 30, 2021, and 2020, are unaudited. The Condensed Consolidated balance sheet as of March 31, 2021, which has been derived from audited financial statements, and these accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Management, all adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021 (“Fiscal 2021”) contained in the Company’s Form 10-K for Fiscal 2021, filed with the SEC on June 14, 2021, specifically in Note 2 to the consolidated financial statements.

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

 | September 30, 2021, Form 10-Q

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

No impairment has been recorded for the six months ended September 30, 2021, and 2020.

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

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is more than 20% and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures”. Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income / (loss) is recognized in other comprehensive income / (loss). Where the Company does not have significant influence, the Company accounts for the investment in accordance with ASC Topic 321, “Investments-Equity Securities”.

As of September 30, 2021, the Company does not have any investment in marketable securities.

 | September 30, 2021, Form 10-Q

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

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $138 thousand of accounts receivable, net of provision for doubtful debt of $71 thousand as of September 30, 2021, as compared to $175 thousand of accounts receivable, net of provision for doubtful debt of $63 thousand as of March 31, 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods related to wellness products, hand sanitizers, finished hemp-based products, beverages, among others as well as work-in-progress such as extracted crude oil, hemp-based isolate, growing crops, harvested crops and herbal oils, among others. Work-in-progress also includes product manufacturing in process, costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

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

 | September 30, 2021, Form 10-Q

The carrying amounts of the Company’s financial instrument includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to the nature of the items. Please refer to Note 15 - “Fair Value of Financial Instruments”, for further information.

Loss per share

The computation of basic loss per share for the six months ended September 30, 2021, excludes potentially dilutive securities of approximately 2.2 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the six months ended September 30, 2021 and 2020, used for the computation of basic earnings per share (“EPS”) is 48,935,466 and 40,719,548 respectively. Due to the loss incurred by the Company during the six months ended September 30, 2021, and 2020, all the potential equity shares are anti-dilutive and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. In the six months ended September 30, 2021, there were no impactful breaches in cybersecurity.

Intangible assets

The Company’s intangible assets are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  Intangible assets having indefinite lives are not amortized, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis in the last month of the fiscal annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

The Company intends to capitalize trademarks and similar expenses exceeding $2,500 per trademark. Management may also capitalize trademarks and similar expenses up to $2,500 per trademark based on its potential and benefit in coming years.

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

 | September 30, 2021, Form 10-Q

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

Net sales disaggregated by significant products and services for the six months ended September 30, 2021, and 2020 are as follows:

	(in thousands) Six months ended September 30,
	2021 ($)	2020 ($)
Infrastructure segment
Rental income (1)	3	-
Construction income (2)	15	67
Purchase and resale of physical commodities (3)	-	-

Life Sciences segment
Wellness and Lifestyle (4)	115	619
Tolling/White labeling service (5)	-	23
Total	133	709

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

 | September 30, 2021, Form 10-Q

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of September 30, 2021.

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

Recently issued accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

 | September 30, 2021, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Raw materials	2,293	2,294
Work-in-Progress	2,199	2,199
Finished goods	1,006	985
Total	5,498	5,478

Inventory in the form of work-in-progress as of September 30, 2021, is comprised of, but not limited to, harvested hemp crop hemp-based extracts , among other. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overheads and the depreciation of farming equipment, hand sanitizers, gummies, lotions, beverages, and personal protection equipment, among others.

During the six months ended September 30, 2021, inventory write down was of approximately $31 thousand. Write downs are due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General and Administrative expenses.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Advances to suppliers and consultants	961	1,295
Advances for property, plant and equipment	31	4
Other receivables	449	1,741
Prepaid expense and other current assets	228	196
Total	1,669	3,236

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segment. Advances for Property, Plant and Equipment include an advance paid for equipment. Prepaid expense and other current assets include approximately $32 thousand statutory advances as of September 30, 2021, as compared to $36 thousand as of March 31, 2021. Other receivables as of March 31, 2021, comprised inventory of $1.7 million that was on deposit with a vendor. The vendor reported the inventory as stolen and filed an insurance claim. The Company created a provision for the $1.7 million inventory during the current quarter. We are simultaneously pursuing the vendor for compensation.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Patents	277	220
Other intangibles	32	32
Accumulated amortization	(37)	(26)
Total amortized intangible assets	272	226

Indefinite lived intangible assets
Patents	139	181
Other intangibles	-	-
Total unamortized intangible assets	139	181
Total intangible assets	411	407

 | September 30, 2021, Form 10-Q

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 13 patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended September 30, 2021 and 2020, amounted to approximately $6 thousand and $3 thousand, respectively, whereas the amortization expense in the six months ended September 30, 2021 and 2020, amounted to approximately $11 thousand and $6 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of September 30, 2021, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2022	22
For the year ended 2023	24
For the year ended 2024	27
For the year ended 2025	29
For the year ended 2026	32

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Land	N/A	4,539	4,606
Buildings & facilities	25	3,817	3,817
Plant and machinery	5-20	4,563	4,579
Computer equipment	3	239	216
Office equipment	3-5	143	111
Furniture and fixtures	5	132	130
Vehicles	5	164	165
Construction in progress	N/A	108	50
Total gross value		13,706	13,674
Less: Accumulated depreciation		(3,117)	(2,834)
Total property, plant and equipment, net		10,589	10,840

The depreciation expense in the three months ended September 30, 2021, and 2020, amounted to approximately $157 thousand and $104 thousand, respectively. The depreciation expense in the six months ended September 30, 2021, and 2020, amounted to approximately $309 thousand and $178 thousand, respectively. The net decrease in total Property, Plant & Equipment is primarily due to depreciation and foreign exchange translations. The net decrease in land is primarily due to foreign exchange translations because of a decline in value of foreign currencies. The construction in progress relates to the Maryland facility extension. For more information, please refer to Note 16 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

 | September 30, 2021, Form 10-Q

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

Short-term investment

	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Investment in Evolve I (i)	-	80
Total	-	80

(i)

On May 12, 2020, the Company acquired an approximately 19.8% shareholding in Evolve I, Inc., a Washington corporation (“Evolve”) under the terms of a Share Subscription Agreement (“SSA”) for a consideration of approximately $249 thousand. However, based on an assessment of the business environment, the Company decided to dispose the holding and exit the acquisition. During the six months ended September 30, 2021, the Company received back partial shares of IGC common stock, which had been given pursuant to the SSA, in exchange for the return of its shareholding in Evolve. Accordingly, the Company cancelled the partial shares received by it and impaired its remaining investment of approximately $37 thousand.

Long-term investment

	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Investment in equity shares of unlisted company	11	12
Total	11	12

The Company regularly reviews its investment portfolio to determine if any security is permanently impaired, which would require the Company to record an impairment charge in the period.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Claims receivable (1)	376	382
Non-current deposits	-	18
Non-current advances (2)	235	203
Total	611	603

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

(2)	Includes $200 thousand owed to one of our manufacturers for the purchase of equipment.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the six months ended September 30, 2021, and 2020 are approximately $82 thousand and $129 thousand, respectively. The Company also has four operating leases as of September 30, 2021.

 | September 30, 2021, Form 10-Q

America: In November 2019, the Company entered into an lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020, to November 30, 2025. The annual lease expense is approximately $120 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 4.17 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company renewed three lease agreements for terms between three to four years expiring between 2023 and 2024. The total annual lease expense is approximately $26 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 2.50-3.25 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended September 30, 2021 ($)	(in thousands) Six months ended September 30, 2021 ($)
Operating lease costs	38	75
Short term lease costs	52	82
Variable lease costs	-	-
Total lease costs	90	157

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Assets
Operating lease asset	510	488
Total lease assets	510	488

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	117	90
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	404	405
Total lease liability	521	495

(in thousands) As of September 30, 2021 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	53
Right-of-use assets obtained in exchange for operating lease obligations	510

 | September 30, 2021, Form 10-Q

As of September 30, 2021, the following table summarizes the maturity of our lease liabilities:

Sep-22	146
Sep-23	151
Sep-24	146
Sep-25	131
Sep-26	22
Less: Present value discount	(76)
Total lease liabilities	520

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of September 30, 2021 ($)	As of March 31, 2021 ($)
Compensation and other contributions	852	849
Provision for expenses	410	309
Other current liability	332	430
Total	1,594	1,588

Compensation and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes $117 thousand and $90 thousand of current operating lease liability and statutory payables of approximately $33 thousand and $24 thousand as of September 30, 2021, and March 31, 2021, respectively and $125 thousand expenses relates to one-off IRS related tax penalty.

NOTE 11 – LOANS AND OTHER LIABILITIES

Forgiveness of Paycheck Protection Program Promissory Note:

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note (the “PPP Note”) and Agreement for a loan of approximately $430 thousand. The PPP Note was to mature after 2 years on May 3, 2022, with monthly repayments of approximately $18 thousand commencing November 1, 2020, and interest accrued on the outstanding principal balance at an annual fixed rate of 1.00%.  On June 10, 2021, the Company received forgiveness for the full amount borrowed of approximately $430 thousand. This is accounted as other income, net.

Loan as of September 30, 2021:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan. For the six months ended September 30, 2021, the interest expense and principal payment for the EIDL was approximately $1.4 thousand and $1 thousand respectively. As of September 30, 2021, approximately $146 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

 | September 30, 2021, Form 10-Q

Other Liability:

	(in thousands)
	As of
	September 30, 2021 ($)	March 31, 2021 ($)
Statutory reserve	15	15
Total	15	15

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2021, except as disclosed below.

As of September 30, 2021, several law firms have filed shareholder lawsuits, two of which have been consolidated and remain pending, citing, among other things, the Company’s September 25, 2018, press release and the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. The Company filed a motion to dismiss on October 11, 2019, which the court denied on January 29, 2021. Class Action Defendants, including the Company, have reached a preliminary agreement in principle to settle the litigation, subject to agreement to final settlement terms and approval by the United States District Court for the District of Maryland. The Company anticipates that a final settlement will be executed and approved sometime in Fiscal 2022, although there can be no assurance thereof. The Company has created a provision for $200,000 as of September 30, 2021. For the current state of the consolidated Shareholder Class Action Litigation, please refer to Part II, Item 1 – Legal Proceedings.

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

NOTE 13 – SECURITIES

As of September 30, 2021, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 51,041,017 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of September 30, 2021.

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

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (the “Sales Agent”) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. During the six months ended September 30, 2021, the Company raised approximately $4.1 million of net proceeds from issuance of equity stock through the offering. The Company may use these funds for working capital and capital expenditures, along with clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes.

 | September 30, 2021, Form 10-Q

NOTE 14 – STOCK-BASED COMPENSATION

As of September 30, 2021, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,337,627 shares of common stock have been issued to employees and advisors. In addition, 1.9 million restricted share units fair valued at $2.5 million with a weighted average value of $1.33 per share, have been granted but not yet issued from different Incentive Plans and Grants. Additionally, options held by advisors and directors to purchase 360 thousand shares of common stock fair valued at $305 thousand with a weighted average of $0.85 per share, that have been granted but are to be issued over a vesting period, between Fiscal 2022 and Fiscal 2026. Options granted and issued before the vesting period are expensed when issued.

The options are fair valued using a Black-Scholes Pricing Model with the following assumptions:

	Granted in Fiscal 2022	Granted in Fiscal 2021
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	1.61%	0.68%
Expected volatility	281%	249%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For the six months ended September 30, 2021, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $535 thousand and $14 thousand, respectively.

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

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2021	173	0.85
Granted	1,799	1.38
Vested	(114)	(1.15)
Cancelled/forfeited	(27)	(1.35)
Non-vested shares as of September 30, 2021	1,831	1.35

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2021	210	0.46	0.36
Granted	150	1.39	1.39
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of September 30, 2021	360	0.85	0.79

There was a combined unrecognized expense of $2.07 million related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 1.43 years.

 | September 30, 2021, Form 10-Q

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2021, the Company’s marketable securities, if any, may consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer to Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
September 30, 2021

Cash and cash equivalents:	14,399	-	-	14,399
Total cash and cash equivalents	14,399	-	-	14,399

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	11	11
Total Investments	-	-	11	11

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2021

Cash and cash equivalents:	14,548	-	-	14,548
Total cash and cash equivalents	14,548	-	-	14,548

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	92	92
Total investments	-	-	92	92

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

 | September 30, 2021, Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)     The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Six months ended September 30, 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	18	14%
Life Sciences segment	115	86%
Total	133	100%

	(in thousands)
Segments	Six months ended September 30, 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	67	10%
Life Sciences segment	642	90%
Total	709	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

2)     The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Six months ended September 30, 2021 ($)	Percentage of Total Revenue (%)

Asia	(1) India	22	15%
	(2) Hong Kong	-	-%
America	U.S. and Colombia	111	85%
Total		133	100%

		(in thousands)
Segments	Country	Six months ended September 30, 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	67	10%
	(2) Hong Kong	-	-%
America	U.S. and Colombia	642	90%
Total		709	100%

 | September 30, 2021, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of September 30, 2021 ($)
Intangible assets, net	411	-	411
Property, plant and equipment, net	6,045	4,544	10,589
Non-marketable securities	-	11	11
Claims and advances	200	411	611
Operating lease asset	443	67	510
Total non-current assets	7,099	5,033	12,132

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2021 ($)
Intangible assets, net	407	-	407
Property, plant and equipment, net	6,228	4,612	10,840
Non-marketable securities	-	12	12
Claims and advances	200	403	603
Operating lease asset	488	-	488
Total non-current assets	7,323	5,027	12,350

NOTE 17 – SUBSEQUENT EVENTS

None.

 | September 30, 2021, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company's consolidated financial condition, and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and the six months ended September 30, 2021, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 14, 2021 (the “2021 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue in the three months ended September 30, 2021, and September 30, 2020, was from our Life Sciences segment, which includes a biopharmaceutical component, and a wellness and lifestyle business, which involves:

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

(ii)

Purchase and Resale of Physical Commodities Used in Infrastructure – This business line includes the purchase and resale of commodities, including steel, wooden doors, marble, and tiles, among others. This work has been adversely affected due to COVID-19. There was no revenue from this business line during the three months ended September 30, 2021, in part due to the COVID-19 pandemic. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

(iii)

Rental of Heavy Construction Equipment – We own heavy construction equipment such as motor grader and rollers, that we rent to construction contractors. This business is seasonal and had minimal revenue during the three months ended September 30, 2021, in part due to the COVID-19 pandemic. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

The Company operates both segments in compliance with applicable state, national, and local laws and regulations and only in locations and regions where it is legal to do so.

 | September 30, 2021, Form 10-Q

Company Highlights

●	On October 28, 2021, the Company won Best CBD Topical award for its broad-spectrum hemp extract cream called Holi Wonder™ at the USA CBD Expo event held in Chicago, Illinois, U.S.

●	On October 5, 2021, the Company received a Good Manufacturing Practice [GMP] certification for its facilities in Vancouver, Washington, U.S. where it makes its products.

●	On September 17, 2021, the Company filed a provisional patent application with the USPTO for our IGC-513 for compositions and methods for treating patients with Dementia due to Alzheimer's disease.

●

On September 7, 2021, the Company announced the completion of its Phase 1 clinical trial on IGC’s tetrahydrocannabinol (“THC”)- based investigational new drug, IGC-AD1, intended to alleviate certain symptoms of individuals who have Alzheimer’s disease. The primary endpoint of this Phase 1 trial was safety and tolerability. Based on this study and subject to FDA concurrence the cannabis-based investigational drug IGC-AD1 was generally safe and well-tolerated by the Alzheimer’s trial participants. The safety and tolerability data has been filed with the FDA in IGC’s Annual Report. The trial’s secondary endpoints including pharmacokinetics, genotyping, neuropsychiatric inventory, and measurement of suicide severity, have also been completed. We expect to report this data as it becomes available and after submission to the FDA. As previously disclosed, IGC submitted IGC-AD1, its investigational drug candidate for Alzheimer’s, to the FDA under Section 505(i) of the Federal Food, Drug, and Cosmetic Act. IGC received approval to proceed with the Phase 1 trial, on Alzheimer’s patients, from the FDA on July 30, 2020.

●

During the six months ended September 30, 2021, the Company raised approximately $4.1 million of net proceeds from the issuance of equity stock. The Company had entered an “at the market” (“ATM”) offering pursuant to the Sales Agreement (the “Agreement”) entered on January 13, 2021, with The Benchmark Company, LLC (the “Sales Agent”) for the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”).

●

On June 10, 2021, the Company received forgiveness for the full amount borrowed as per the PPP Note of approximately $430 thousand. The PPP Note was established under the CARES Act and administered by the SBA.

Strategy

We have a two-pronged strategy for our Life Sciences biopharmaceutical component: the initial prong is to investigate IGC-AD1 for safety and efficacy in managing the symptoms of Alzheimer’s disease. This involves conducting Phase 1 through Phase 3 trials on IGC-AD1 over the next several years, subject to FDA regulatory approval and adequate funding, with the anticipated goal of demonstrating safety and efficacy and potentially obtaining FDA approval for IGC-AD1 as a phytocannabinoid-based formulation that can help manage some symptoms for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of IGC-AD1 on memory and on decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Our pipeline of investigational phytocannabinoid formulations also includes pain creams and tinctures for pain relief. We believe that the biopharmaceutical component of our Life Sciences strategy will take several years to implement and involves considerable risk; however, we believe it may involve more significant defensible growth potential and first-to-market advantage.

Our consumer service and products strategy includes advancing the women’s line of products under the brand www.holief.com and developing and creating a cloud-based platform that connects women with health care professionals who can help with PMS and dysmenorrhea.

We believe that the additional investment in clinical trials, research, and development (“R&D”), facilities, marketing, and advertising, and the acquisition of products and businesses supporting our Life Sciences segment, are likely to be critical to the development and delivery of innovative products and positive patient and customer experiences. Part of our strategy is to leverage our R&D and our intellectual property to develop products that we believe are likely to be well-differentiated and -supported by science through planned pre-clinical and clinical trials. We believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

 | September 30, 2021, Form 10-Q

COVID-19 Update

Our infrastructure business is based in the state of Kerala, India, which is among the Indian states most affected by COVID-19, and Hong Kong with strict quarantine and travel restrictions. The restrictions continue to adversely impact our infrastructure business, financial condition, liquidity, and operations. While IGC remains committed to its Infrastructure business line and intends to continue pursuing the execution of construction contracts, the purchase and resale of physical commodities used in infrastructure, and the rental of heavy construction equipment as the pandemic allows, we have limited visibility into when economic conditions will recover in India and Hong Kong.

In response, we have oriented our current focus on a) the human trials on IGC-AD1 and getting an Alzheimer’s drug through trials and to market, subject to FDA approval, and b) launching a cannabinoid-based women’s wellness line of products designed to assist in managing PMS and Dysmenorrhea.

Results of Operations for the Three Months Ended

September 30, 2021, and September 30, 2020

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2021 and September 30, 2020:

Statement of Operations (in thousands, unaudited)

	Three months ended September 30,
	2021 ($)	2020 ($)	Change ($)	Percent Change
Revenue	56	125	(69)	(55)%
Cost of revenue	(18)	(99)	81	(82)%
Gross profit	38	26	12	46%
Selling, general and administrative expenses	(4,110)	(1,483)	(2,627)	177%
Research and development expenses	(276)	(219)	(57)	26%
Operating loss	(4,348)	(1,676)	(2,672)	159%
Impairment of investment	0	-	-	-
Other income, net	4	19	(15)	(79)%
Loss before income taxes	(4,344)	(1,657)	(2,687)	162%
Net loss	(4,344)	(1,657)	(2,687)	162%

Revenue – Revenue in the quarter ended September 30, 2021, and September 30, 2020, was primarily derived from our Life Sciences segment, which involved sales of products such as lotion, gummies, and alcohol-based hand sanitizers, among others. Revenue was approximately $56 thousand and $125 thousand for the three months ended September 30, 2021, and the three months ended September 30, 2020, respectively.

Revenue in the Life Sciences segment in the three months ended September 30, 2020, was $58 thousand as compared to $53 thousand in the three months ended September 30, 2021, albeit with a change in product mix. Revenue in our Infrastructure segment for the three months ended September 30, 2020, was $67 and $3 thousand in the three months ended September 30, 2021. The revenue relates to the execution of a construction contract. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize, generate significant revenue, and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as areas reopen from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $18 thousand for the three months ended September 30, 2021, compared to $99 thousand in the three months ended September 30, 2020. The cost of revenue in the three months ended September 30, 2021, is primarily attributable to raw materials that are required to produce our products.

 | September 30, 2021, Form 10-Q

Selling, general and administrative expenses (SG&A)– SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. SG&A expenses increased by approximately $2.6 million or 177% to approximately $4.1 million for the three months ended September 30, 2021, from approximately $1.48 million for the three months ended September 30, 2020.

The $2.6 million increase in SG&A is attributable to the following: approximately $1.7 million to a provision for stolen inventory at our vendor’s premises, approximately $352 thousand relates to provision of previously announced legal settlements and associated legal expenses, approximately $125 thousand for an IRS tax penalty, and non-cash increase of $223 thousand and $55 thousand for Common stock-based compensation and depreciation respectively. The remaining increase of about $153 thousand in the quarter is related to marketing and other operating expenses.

Research and Development expenses– Research and Development (“R&D”) expenses were attributed to conducting the Phase 1 trial on patients suffering from Alzheimer’s disease and product research in our Life Sciences segment. The R&D expenses for the three months ended September 30, 2021, are approximately $276 thousand and approximately $219 thousand for the three months ended September 30, 2020. The cost associated with this work is mostly associated with the clinical trial on patients suffering from Alzheimer’s disease, research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, product research, designing, formulating and market analysis. We expect R&D expenses to increase with progression in trials on IGC-AD1, subject to FDA approval.

Other income, net – Other net income increased by approximately $15 thousand or 79% during the three months ended September 30, 2021. The total other income for the three months ended September 30, 2021, and 2020 is approximately $4 thousand and $19 thousand, respectively. Other income includes interest income, rental income, and income from sale of scrap, among others.

Results of Operations for the Six Months Ended

September 30, 2021, and September 30, 2020

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended September 30, 2021 and September 30, 2020:

Statement of Operations (in thousands, unaudited)

	Six months ended September 30,
	2021 ($)	2020 ($)	Change ($)	Percent Change
Revenue	133	709	(576)	(81)%
Cost of revenue	(69)	(637)	568	(89)%
Gross profit	64	72	(8)	(11)%
Selling, general and administrative expenses	(5,886)	(3,238)	(2,648)	82%
Research and development expenses	(720)	(441)	(279)	63%
Operating loss	(6,542)	(3,607)	(2,935)	81%
Impairment of investment	(37)	-	-	100%
Other income, net	447	68	379	557%
Loss before income taxes	(6,132)	(3,539)	(2,593)	73%
Net loss	(6,132)	(3,539)	(2,593)	73%

Revenue – Revenue in the six months ended September 30, 2021, was primarily derived from our Life Sciences segment, which involved sales of products such as lotion, gummies, and alcohol-based hand sanitizers, among others. Revenue was approximately $133 thousand and $709 thousand for the six months ended September 30, 2021, and the six months ended September 30, 2020, respectively.

 | September 30, 2021, Form 10-Q

Revenue in the Life Sciences segment in the six months ended September 30, 2020, was $642 thousand as compared to $115 thousand in the six months ended September 30, 2021, albeit with a change in product mix. Revenue in our Infrastructure segment for the six months ended September 30, 2020, and September 30, 2021, was $67 and $18 respectively. Such revenue relates to execution of a construction contract. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize, generate significant revenue, and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $69 thousand for the six months ended September 30, 2021, compared to $637 thousand in the six months ended September 30, 2020. The cost of revenue in the six months ended September 30, 2021, is primarily attributable to raw materials required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $2.6 million or 82% to approximately $5.9 million for the six months ended September 30, 2021, from approximately $3.2 million for the six months ended September 30, 2020.

The $2.6 million increase in SG&A is attributable to the following: approximately $1.7 million to a provision for stolen inventory at our vendor’s premises, approximately $352 relates to provision of previously announced legal settlements and associated legal expenses, approximately $125 thousand for an IRS tax penalty, and non-cash increase of $183 thousand and $135 thousand for Common stock-based compensation and depreciation respectively. The remaining increase of about $134 thousand in six month is related to marketing and other operating expenses.

Research and Development expenses – R&D expenses were attributed to conducting the Phase 1 trial on patients suffering from Alzheimer’s disease and product research in our Life Sciences segment. The R&D expenses for the six months ended September 30, 2021, are approximately $720 thousand and approximately $441 thousand for the six months ended September 30, 2020. The cost associated with this work is mostly associated with the clinical trial on patients suffering from Alzheimer’s disease, research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, product research, designing, formulating and market analysis. We expect R&D expenses to increase with progression in trials on IGC-AD1.

Impairment of investment – On May 12, 2020, the Company acquired approximately 19.8% shareholding in Evolve I, Inc. However, based on an assessment of the business environment, the Company decided to dispose the holding and exit the acquisition. During the six-months ended September 30, 2021, the Company received back partial shares of IGC common stock, which had been given pursuant to the SSA, in exchange for the return of its shareholding in Evolve. Accordingly, the Company cancelled the partial shares received by it and impaired its remaining investment of approximately $37 thousand.

Other income, net – Other net income increased by approximately $379 thousand during the six months ended September 30, 2021. The total other income for the six months ended September 30, 2021, and 2020 is approximately $447 thousand and $68 thousand, respectively. Other income includes interest income, rental income, and income from sale of scrap, among others. During the six months ended September 30, 2021, the other income included approximately $430 thousand related to forgiveness of PPP Note.

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

 | September 30, 2021, Form 10-Q

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, unaudited)

	As of September 30, 2021 ($)	As of March 31, 2021 ($)	Change	Percent Change
Cash and cash equivalents	14,399	14,548	(149)	(1)%
Working capital	19,689	21,149	(1,460)	(7)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $149 thousand to $14.39 million in the three months ended September 30, 2021, from $14.5 million as of March 31, 2021, a decrease of approximately 1%.

The major decrease was due to approximately $125 thousand in purchase of property, plant, and equipment and a net cash loss of approximately $4.15 million, part of which was set-off with approximately $4.1 million of net proceeds from the issuance of equity stock through an ATM offering. Of the $3.8 million net cash loss, approximately $1.7 million relates to a provision for inventory stolen at the vendor premises and approximately $152 thousand relates to one-off settlement related legal expense.

Summary of Cash flows

	(in thousands, unaudited)

	Six months ended September 30,
	2021	2020	Change	Percent Change
Cash used in operating activities	(4,153)	(6,450)	2,297	(36)%
Cash used in investing activities	(140)	(195)	55	(28)%
Cash provided by financing activities	4,144	530	3,614	682%
Effects of exchange rate changes on cash and cash equivalents	-	8	(8)	(100)%
Net decrease in cash and cash equivalents	(149)	(6,107)	5,958	(98)%
Cash and cash equivalents at the beginning of period	14,548	7,258	7,290	100%
Cash and cash equivalents at the end of the period	14,399	1,151	13,248	1,151%

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2021, was approximately $4.1 million. This consists of a net loss of approximately $6 million and non-cash items totaling approximately $2.2 million, which in turn consist of an amortization/depreciation charge of approximately $320 thousand, stock-based expenses totaling approximately $549 thousand, approximately $1.7 million for a provision related to stolen inventory, approximately $37 thousand related to impairment of investment and gain due to forgiveness of PPP Note of approximately $430 thousand. Changes in operating assets and liabilities had a net negative impact of approximately $216 thousand on cash, of which approximately $20 thousand is related to inventory.

Net cash used in operating activities for the six months ended September 30, 2020, was approximately $6.4 million. This consists of a net loss of approximately $3.5 million and non-cash items totaling approximately $550 thousand, which in turn consist of an amortization/depreciation charge of approximately $185 thousand and stock-based expenses totaling approximately $365 thousand. Changes in operating assets and liabilities had a negative impact of approximately $3.5 million on cash, of which approximately $2.4 million was due to an increase in inventory.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2021, was approximately $140 thousand, which is comprised of expenses of approximately $15 thousand for the acquisition and filing expenses related to patents and purchase of property, plant and equipment of approximately $125 thousand.

 | September 30, 2021, Form 10-Q

Net cash used in investing activities for the six months ended September 30, 2020, was $195 thousand, which is comprised of approximately $48 thousand for the acquisition and filing expenses related to patents and trademarks, purchase of property, plant and equipment of $1.2 million and investments of approximately $149 thousand in non-marketable securities and proceeds of $1.2 million in marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $4.1 million for the six months ended September 30, 2021, which is comprised of net proceeds from issuance of equity stock through ATM offering, net of all expenses related to issuance of stock.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. There were no impactful breaches in cybersecurity during the six months ended September 30, 2021.

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

 | September 30, 2021, Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 3 does not apply to us because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer (our principal executive officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 | September 30, 2021, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of September 30, 2021, the Company and one of its officers are parties to the following litigation matters:

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

As of September 30, 2021, the Company and two of its officers are parties to two shareholder lawsuits:

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

 | September 30, 2021, Form 10-Q

Item 1A. Risk Factors

In addition to the Risk Factors reported herein, if any, you should carefully consider the risk factors identified in the Company’s 2021 annual report on Form 10-K, filed with the SEC on June 14, 2021, the Risk Factors identified in our Form 10-Q filed with the SEC on August 11, 2021, together with all other information included in this report in evaluating our company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

The Company incorporates by reference as if fully set forth and restated herein all Risk Factors identified in our 2021 Form 10-K and the Risk Factors identified in our Form 10-Q filed with the SEC on August 11, 2021. Additionally, risks and uncertainty of which we are unaware or which currently we deem immaterial also may become important factor that affects us. The Risk Factor stated and incorporated herein is not intended to represent the universe of Risk Factors that may be relevant to the evaluation of our company and our common stock, and the public is directed to any Risk Factor or other disclaimer included in any other public announcement, SEC filing, and press release by the Company for any additional Risk Factors or disclaimers related to those specific announcements, filings, and press releases.

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

 | September 30, 2021, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: October 29, 2021	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2021	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | September 30, 2021, Form 10-Q