Form 10-Q
period 2021-12-31
India Globalization Capital, Inc.
filed 2022-02-10
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021

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

51,054,017 shares of our common stock were outstanding as of January 31, 2022.

 | December 31, 2021, Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

 | December 31, 2021, Form 10-Q

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021, or in our quarterly reports on Form 10-Q for the three months ended June 30, 2021, and September 30, 2021, respectively, and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | December 31, 2021, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2021 ($)	March 31, 2021 ($)
ASSETS
Current assets:
Cash and cash equivalents	11,941	14,548
Accounts receivable, net	164	175
Inventory	5,428	5,478
Investment in Non-marketable securities	-	80
Deposits and advances	1,704	3,236
Total current assets	19,237	23,517
Non-current assets:
Intangible assets, net	426	407
Property, plant and equipment, net	10,520	10,840
Non-marketable securities	11	12
Claims and advances	612	603
Operating lease asset	482	488
Total non-current assets	12,051	12,350
Total assets	31,288	35,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	357	476
Accrued and other liabilities	919	1,588
Short-term loans	3	304
Total current liabilities	1,279	2,368
Non-current liabilities:
Long-term loans	145	276
Other liabilities	15	15
Operating lease liability	374	405
Total non-current liabilities	534	696
Total liabilities	1,813	3,064

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of December 31, 2021, and March 31, 2021.	-	-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 51,054,017 and 47,827,273 shares issued and outstanding as of December 31, 2021, and March 31, 2021, respectively.	114,894	109,720
Accumulated other comprehensive loss	(2,763)	(2,774)
Accumulated deficit	(82,656)	(74,143)
Total stockholders’ equity	29,475	32,803
Total liabilities and stockholders’ equity	31,288	35,867

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2021, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	($)	($)	($)	($)

Revenue	142	108	275	817
Cost of revenue	(80)	(94)	(149)	(731)
Gross Profit	62	14	126	86
Selling, General and administrative expenses	(2,070)	(2,186)	(7,956)	(5,424)
Research and development expenses	(377)	(154)	(1,097)	(595)
Operating loss	(2,385)	(2,326)	(8,927)	(5,933)
Impairment of investment	-	-	(37)	-
Other income, net	4	3	451	71
Loss before income taxes	(2,381)	(2,323)	(8,513)	(5,862)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(2,381)	(2,323)	(8,513)	(5,862)
Foreign currency translation adjustments	77	40	11	124
Comprehensive loss	(2,304)	(2,283)	(8,502)	(5,738)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.05)	(0.06)	(0.18)	(0.14)
Weighted-average number of shares used in computing net loss per share amounts:	51,053,191	41,304,365	49,643,942	40,915,196

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2021, Form 10-Q5

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended December 31, 2020	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of September 30, 2020	41,304	95,270	(68,906)	(2,766)	23,598
Common stock-based compensation & expenses, net	-	157	-	-	157
Net loss	-	-	(2,323)	-	(2,323)
Loss on foreign currency translation	-	-	-	40	40
Balances as of December 31, 2020	41,304	95,427	(71,229)	(2,726)	21,472

Three months ended December 31, 2021
Balances as of September 30, 2021	51,041	114,371	(80,275)	(2,840)	31,256
Common stock-based compensation & expenses, net	13	523	-	-	523
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Net loss	-	-	(2,381)	-	(2,381)
Loss on foreign currency translation	-	-	-	77	77
Balances as of December 31, 2021	51,054	114,894	(82,656)	(2,763)	29,475

Nine months ended December 31, 2020	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1884	573	-	-	573
Common stock issued for investment	100	100	-	-	100
Net loss	-	-	(5,862)	-	(5,862)
Loss on foreign currency translation	-	-	-	124	124
Balances as of December 31, 2020	41,304	95,427	(71,229)	(2,726)	21,472

Nine months ended December 31, 2021
Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation & expenses, net	1,520	1,072	-	-	1,072
Issuance of common stock through offering (net of expenses)	1,750	4,145	-	-	4,145
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(8,513)	-	(8,513)
Gain on foreign currency translation	-	-	-	11	11
Balances as of December 31, 2021	51,054	114,894	(82,656)	(2,763)	29,475

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2021, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended December 31,
	2021 ($)	2020 ($)
Operating activities:
Net loss	(8,513)	(5,862)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	486	312
Provision for bad debt	1,718	-
Impairment of non-marketable securities	37	-
Common stock-based compensation and expenses	1,072	523
Forgiveness of PPP Loan	(430)	-

Changes in:
Accounts receivables	11	(93)
Inventory	51	(911)
Deposits and advances	(186)	(2,031)
Claims and advances	(10)	55
Accounts payable	(117)	112
Accrued and other liabilities	(669)	(400)
Operating lease asset	6	-
Operating lease liability	(31)	-
Net cash used in operating activities	(6,575)	(8,295)

Investing activities:
Purchase of property, plant, and equipment	(152)	(1,381)
Proceed from marketable securities	-	3,081
Investment in non-marketable securities	-	(149)
Acquisition and filing cost of patents and rights	(37)	(92)
Net cash (used in)/provided by investing activities	(189)	1,459

Financing activities:
Issuance of equity stock through offering (net of expenses)	4,145	-
Proceeds from/Repayment of long- term loan	(2)	530
Net cash provided by financing activities	4,143	530

Effects of exchange rate changes on cash and cash equivalents	14	16
Net decrease in cash and cash equivalents	(2,607)	(6,290)
Cash and cash equivalents at the beginning of the period	14,548	7,258
Cash and cash equivalents at the end of the period	11,941	968

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	1,072	573
Amortization of operating lease	80	20
Forgiveness of PPP Loan	(430)	-

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2021, Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2021

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

NOTE 1 – BUSINESS DESCRIPTION

Business

Since 2014, we have focused a portion of our business on the application of phytocannabinoids such as Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”), among others, in combination with other compounds, to address efficacy for various ailments and diseases such as Alzheimer’s disease. As previously disclosed, IGC submitted IGC-AD1, our investigational drug candidate for Alzheimer’s, to the U.S. Food and Drug Administration (“FDA”) under Section 505(i) of the Federal Food, Drug, and Cosmetic Act and received approval on July 30, 2020, to proceed with the Phase 1 trial on Alzheimer’s patients.

The Company completed all dose escalation studies, and, as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (“CSR”) filed with the FDA. The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 50 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2020).

●

At the start of the trial, the participants receiving the active drug (N=11) had an average age and weight of 81.5 years (SD 5.5) and 138.8 lb (SD 24.7) respectively. The placebo participants (N=2) had an average age and weight of 75 years (SD 4.2) and 196.4 lb (SD 17.0) respectively.

Primary Endpoint: Safety & Tolerability (S&T):

S&T was assessed by recording both solicited and non-solicited Adverse Events (AEs). The solicited AEs, assessed daily, were somnolence, falls, dizziness, asthenia, suicidal ideation, hypertension, psychiatric symptoms, and paradoxical nausea. All AEs were graded as mild, moderate, severe, life threatening, and serious (SAE).

●	In all three Cohorts, a) there were no SAEs, b) no life-threatening AEs, and c) no deaths.
●	One AE, mild dizziness, reported in Cohort 1, was deemed to be related to IGC-AD1. All other AEs across all cohorts were deemed to be not related to IGC-AD1 or to the placebo.
●

In Cohort 1, in the group that received IGC-AD1 (N=10), 50% reported hypertension, 40% reported asthenia, 30% reported somnolence and dizziness, 20% reported psychiatric symptoms and 10% reported falls. One case of dizziness was deemed by the principal investigator (PI) to be related to IGC-AD1. In the placebo group (N=2) 100% reported hypertension, and 50% reported somnolence and falls.

●

In Cohort 2 for the IGC-AD1 group, 60% reported psychiatric symptoms, 50% reported somnolence and asthenia, 30% reported hypertension, 20% reported nausea and dizziness, and 10% reported falls and suicidal ideation. In the placebo group 100% reported somnolence, 50% reported dizziness and hypertension.

●

In Cohort 3 for the IGC-AD1 group, 70% reported somnolence, 60% reported psychiatric symptoms, 50% reported dizziness and asthenia, and 30% reported hypertension. In the placebo group 100% reported somnolence, and 50% reported hypertension and psychiatric symptoms.

 | December 31, 2021, Form 10-Q

Secondary Endpoints: Neuropsychiatric Inventory (NPI):

Neuropsychiatric Symptoms (NPS) such as delusions, hallucinations, agitation/aggression, depression, anxiety, elation/euphoria, apathy, disinhibition, irritability, aberrant motor behavior, sleep disorders, and appetite/eating disorders are prevalent in patients who have Alzheimer’s disease (Phan et al., 2019). NPS in Alzheimer’s is a significant burden on patients and caregivers, and at some point, in the progression of Alzheimer’s disease, more than 97% of patients suffer from at least one symptom. The Neuropsychiatric Inventory (NPI) (Cummings et al., 1994) measures the severity of each symptom and establishes both individual symptom scores as well as an overall NPI score. Separately, the NPI also scores caregiver distress (NPI-D). The NPI is used by about 50% of neurologists to assess and treat Alzheimer’s patients (Fernandez et al., 2010).

According to the NPI Test, a reduction of 4 points or 30% in the score is considered clinically meaningful. In addition, we also used a paired 2-tailed t-test with 9 degrees of freedom to assess the statistical significance of the decrease both in the overall NPI and individual NPI domains.

●	In Cohort 1 for those on IGC-AD1, the mean NPI decreased from a baseline 31.5 (SD 27.2) to 16.7 (SD 16.2) on day 10 (p = 0.0044) and 14.8 (SD 16.0) on day 15 (p = 0.0095).
o	Individual domains that showed improvement were Agitation (p = .05), Dilutions (p = .05), Anxiety (p = .09), and Appetite and Eating Disorders (p = .01).

●	In Cohort 2 for those on IGC-AD1, the mean NPI decreased from a baseline of 22.2 (SD 14.8) to 10.4 (SD 11.5) on day 10 (p = 0.0026) and 12.4 (SD14.7) on day 15 (p = 0.0127).
o	Individual domains that showed improvement were Agitation (p = .06), Irritability (p = .04), and Depression (p = .01).

●	In Cohort 3 for those on IGC-AD1 the mean NPI decreased from a baseline of 16.0 (SD14.7) to 14.6 (SD10.9) on day 10 (p = 0.6751) and 7.9 (SD 9.0) on day 15 (p = 0.0113).
o	Individual domains that showed improvement was Agitation (p = .06).

●	There was a non-clinically significant improvement between baseline and day 10 in Cohort 3 (NPI dropped less than 4 points and (p >> .05).
o

This may be related to the overall decrease of mean NPI between cohort baselines, Cohort 1 = 31.5, Cohort 2 = 22.2, Cohort 3 = 16.0 and that further improvement from a mean NPI = 16.0 takes longer, as measured on day 15 (mean NPI = 7.9).

To the best of our knowledge, this is the first human clinical trial using ultra low doses of THC, in combination with another molecule, to treat symptoms of dementia in Alzheimer’s patients. THC is a naturally occurring cannabinoid produced by the cannabis plant. It is known for being a psychoactive substance that can impact mental processes in a positive or negative way depending on the dosage. THC is biphasic, meaning that low and high doses of the substance may affect mental and physiological processes in substantially different ways. For example, in some patients, low doses may relieve a symptom, whereas high doses may amplify a symptom. Ultimately, the goal of IGC’s research is to discover and analyze whether, and at what level of dosing, IGC-AD1 provides relief of a given symptom. IGC’s trial is based on micro dosing on patients suffering from Alzheimer’s disease. With further trials, subject to FDA approvals, the Company intends to pursue the efficacy of IGC-AD1 for indications of Agitation in patients with dementia from Alzheimer’s.

The Company has filed thirteen (13) patent applications to address various diseases such as Alzheimer’s, Central Nervous System (“CNS”) disorders, pain, stammering, seizures in cats and dogs, eating disorders, stress-relief, and calm-restoring beverage, and fatigue. As of December 31, 2021, we have three patents.

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

The Company is developing three brands, including Holief™, among others. Holief™ is a non-GMO, vegan, natural, women’s line of over-the-counter (“OTC”) products aimed at addressing dysmenorrhea and premenstrual symptoms (“PMS”) in women. Holief™, in development, seeks to connect, via a cloud-based platform, women with health care professionals who can help address dysmenorrhea, or period cramps, and PMS. Approximately 31.3 million (Statista, 2021) women in America suffer from dysmenorrhea and PMS.

 | December 31, 2021, Form 10-Q

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

Business Organization

As of December 31, 2021, the Company had the following direct operating subsidiaries: Techni Bharathi Private Limited (“TBL”), IGCare, LLC (“IGCare”), Holi Hemp, LLC (“Holi Hemp”), IGC Pharma, LLC (“IGC Pharma”), SAN Holdings, LLC (“SAN Holdings”), Sunday Seltzer, LLC (“Sunday Seltzer”) and Colombia-based beneficially owned subsidiary Hamsa Biochem SAS (“Hamsa”). The Company’s fiscal year is the 52-week or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of December 31, 2021 and March 31, 2021, condensed consolidated statements of operations for the three and nine months ended December 31, 2021, and 2020, condensed consolidated statements of changes in stockholders’ deficit for the three and nine months ended December 31, 2021, and 2020, and condensed consolidated statements of cash flows for the nine months ended December 31, 2021, and 2020, are unaudited. The consolidated balance sheet as of March 31, 2021, which has been derived from audited financial statements, and these accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021 (“Fiscal 2021”) contained in the Company’s Form 10-K for Fiscal 2021, specifically in Note 2 to the consolidated financial statements.

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

 | December 31, 2021, Form 10-Q

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

Presentation and functional currencies

IGC operates in India, U.S., Colombia, and Hong Kong, and a portion of the Company’s financials are denominated in the Indian Rupee (“INR”), the Hong Kong Dollar (“HKD”), or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, the HKD, or the COP affect our financial statements.

The accompanying financial statements are reported in USD. The INR, HKD, and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive (loss), a separate component of shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

Impairment of long – lived assets

The Company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings, future anticipated cash flows, business plans, and material adverse changes in the economic climate, such as changes in the operating environment, competitive information, and impact of changes in government policies. For assets that the Company intends to hold for use if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. For assets, the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets. Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows. Unlike goodwill, long-lived assets are assessed for impairment only where there are any specific indicators for impairment.

No impairment has been recorded for the nine months ended December 31, 2021, and 2020.

Short-term and long-term investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relation to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agencies, and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at cost which approximates fair value. Available-for-sale securities: Investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position.

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

As of December 31, 2021, the Company does not have any investment in marketable securities.

 | December 31, 2021, Form 10-Q

Stock–based compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation”. The Company expenses stock-based compensation over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based compensation cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date.

Compensation expense for the portion of the restricted stock units that contains a performance and market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the restricted stock that contains performance and service vesting conditions is recognized over the requisite service period based on fair value of the awards on the grant date.

The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model and lattice model. The assumptions used in calculating the fair value of stock-based awards represent Management’s best estimates. Generally, the closing share price of the Company’s common stock on the date of grant is considered the fair value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $164 thousand of accounts receivable, net of provision for the doubtful debt of $72 thousand as of December 31, 2021, as compared to $175 thousand of accounts receivable, net of provision for the doubtful debt of $63 thousand as of March 31, 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods related to wellness products, hand sanitizers, finished hemp-based products, beverages, among others as well as work-in-progress such as extracted crude oil, hemp-based isolate, growing crops, harvested crops, and herbal oils, among others. Work-in-progress also includes product manufacturing in process, costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers, and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping, and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

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

 | December 31, 2021, Form 10-Q

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

Level 2: Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s financial instrument include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values due to the nature of the items. Please refer to Note 15 – “Fair Value of Financial Instruments”, for further information.

Loss per share

The computation of basic loss per share for the nine months ended December 31, 2021, excludes potentially dilutive securities of approximately 6.2 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the nine months ended December 31, 2021, and 2020, used for the computation of basic earnings per share (“EPS”) is 49,643,942 and 40,915,196, respectively. Due to the loss incurred by the Company during the nine months ended December 31, 2021, and 2020, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. In the nine months ended December 31, 2021, there were no impactful breaches in cybersecurity.

Intangible assets

The Company’s intangible assets are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets having indefinite lives are not amortized but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis annually in the last month of the fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

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

 | December 31, 2021, Form 10-Q

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

Revenue in the Infrastructure Business is recognized for the renting business when the equipment is rented, and terms of the agreement have been fulfilled during the period. The revenue from the purchase and resale of physical infrastructure commodities is recognized once the bill of lading along with the invoice has been transferred to the customer. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after a survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer. We license our products to processors. The royalty income from licensing is recognized once goods have been sold by the processor to its customers.

Net sales disaggregated by significant products and services for the nine months ended December 31, 2021, and 2020 are as follows:

	(in thousands) Nine months ended December 31,
	2021 ($)	2020 ($)
Infrastructure segment
Rental income (1)	11	1
Construction income (2)	15	118
Purchase and resale of physical commodities (3)	-	-

Life Sciences segment
Wellness and Lifestyle (4)	227	664
Tolling/White labeling service (5)	22	34
Total	275	817

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Relates to the income from purchase and resale of physical commodities used in infrastructure, like steel, wooden doors, marble, and tiles.

(4) Relates to revenue from wellness and lifestyle segment such as sale of hand sanitizer, bath bombs, lotion, gummies, beverages, textiles, hemp crude extract, hemp isolate, and hemp distillate and royalty income from the sale of Hyalolex™, now named Hyalolex™ Drops of Clarity™.

(5) Relates to income from tolling and white label services.

 | December 31, 2021, Form 10-Q

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

Lessee Accounting

The Company adopted ASU 2016-02 effective April 1, 2019, using the modified retrospective approach. The standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as a finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In connection with the adoption, the Company will elect to utilize the modified retrospective presentation whereby the Company will continue to present prior period financial statements and disclosures under ASC Topic 840. In addition, the Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, the Company will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less), and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of December 31, 2021.

The Company categorizes leases at their inception as either operating or finance leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, which defer the commencement date of required payments. Please refer to “Note 9 - Leases”, for further information.

 | December 31, 2021, Form 10-Q

Recently issued accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows, or disclosures.

NOTE 3 – INVENTORY

	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Raw materials	2,331	2,294
Work-in-Progress	2,208	2,199
Finished goods	889	985
Total	5,428	5,478

Inventory in the form of work-in-progress as of December 31, 2021, is comprised of, but not limited to, harvested hemp crop hemp-based extracts, among others. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm-related overheads, and the depreciation of farming equipment, hand sanitizers, gummies, lotions, beverages, and personal protection equipment, among others.

During the nine months ended December 31, 2021, inventory write down was approximately $22 thousand. Write downs are due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General, and Administrative Expenses.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Advances to suppliers and consultants	1,044	1,295
Advances for property, plant, and equipment	-	4
Other receivables and deposits	511	1,741
Prepaid expense and other current assets	149	196
Total	1,704	3,236

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segments. Advances for Property, Plant, and, Equipment include an advance paid for the equipment. Prepaid expense and other current assets include approximately $62 thousand of statutory advances as of December 31, 2021, as compared to $36 thousand as of March 31, 2021. Other receivables and deposits as of March 31, 2021, comprised an inventory of $1.7 million that was on deposit with a vendor. The vendor reported the inventory as stolen and filed an insurance claim. The Company created a provision for the $1.7 million inventory during the nine months ended December 31, 2021. We are simultaneously pursuing the vendor for compensation.

 | December 31, 2021, Form 10-Q

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Patents	286	220
Other intangibles	32	32
Accumulated amortization	(44)	(26)
Total amortized intangible assets	274	226

Indefinite lived intangible assets
Patents	152	181
Other intangibles	-	-
Total unamortized intangible assets	152	181
Total intangible assets	426	407

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 13 patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended December 31, 2021, and 2020, amounted to approximately $7 thousand and $4 thousand, respectively, whereas the amortization expense in the nine months ended December 31, 2021, and 2020, amounted to approximately $18 thousand and $10 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of December 31, 2021, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2022	22
For the year ended 2023	24
For the year ended 2024	27
For the year ended 2025	29
For the year ended 2026	32

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Land	N/A	4,602	4,606
Buildings & facilities	25	3,791	3,817
Plant and machinery	5-20	4,636	4,579
Computer equipment	3	229	216
Office equipment	3-5	156	111
Furniture and fixtures	5	133	130
Vehicles	5	165	165
Construction in progress	N/A	108	50
Total gross value		13,820	13,674
Less: Accumulated depreciation		(3,300)	(2,834)
Total property, plant, and equipment, net		10,520	10,840

 | December 31, 2021, Form 10-Q

The depreciation expense in the three months ended December 31, 2021, and 2020, amounted to approximately $117 thousand and $124 thousand, respectively. The depreciation expense in the nine months ended December 31, 2021, and 2020, amounted to approximately $427 thousand and $302 thousand, respectively. The net decrease in total Property, Plant & Equipment is primarily due to depreciation and foreign exchange translations. The net decrease in land is primarily due to foreign exchange translations because of a decline in the value of foreign currencies. The construction in progress relates to the Maryland office extension. For more information, please refer to Note 16 – Segment Information for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

Short-term investment

	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Investment in Evolve I (i)	-	80
Total	-	80

(i)

On May 12, 2020, the Company acquired an approximately 19.8% shareholding in Evolve I, Inc., a Washington corporation (“Evolve”) under the terms of a Share Subscription Agreement (“SSA”) for a consideration of approximately $249 thousand. However, based on an assessment of the business environment, the Company decided to dispose the holding and exit the acquisition. During the nine months ended December 31, 2021, the Company received back partial shares of IGC common stock, which had been given pursuant to the SSA, in exchange for the return of its shareholding in Evolve. Accordingly, the Company canceled the partial shares received by it and impaired its remaining investment of approximately $37 thousand.

Long-term investment

	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Investment in equity shares of unlisted company	11	12
Total	11	12

The Company regularly reviews its investment portfolio to determine if any security is permanently impaired, which would require the Company to record an impairment charge in the period.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Claims receivable (1)	382	382
Non-current deposits	-	18
Non-current advances (2)	230	203
Total	612	603

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) which is partially owned by the State Government of Kerala. While the Company has initiated collection proceedings in the Commercial Court of Ernakulam, the Company believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The decrease in claims receivable was mainly due to foreign exchange translation as a result of a decrease in the value of the Indian Rupee.

(2)	Includes $200 thousand owed to one of our manufacturers for the purchase of equipment.

 | December 31, 2021, Form 10-Q

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the nine months ended December 31, 2021, and 2020 are approximately $131 thousand and $197 thousand, respectively. The Company also has four operating leases as of December 31, 2021.

America: In November 2019, the Company entered into a lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020, to November 30, 2025. The annual lease expense is approximately $121 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 3.9 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company renewed three lease agreements for terms between three to four years expiring between 2023 and 2024. The total annual lease expense is approximately $27 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 2.25-3.00 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended December 31, 2021 ($)	(in thousands) Nine months ended December 31, 2021 ($)
Operating lease costs	37	112
Short term lease costs	49	131
Variable lease costs	-	-
Total lease costs	86	243

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Assets
Operating lease asset	482	488
Total lease assets	482	488

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	120	90
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	374	405
Total lease liability	494	495

(in thousands) As of December 31, 2021 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	80
Right-of-use assets obtained in exchange for operating lease obligations	482

 | December 31, 2021, Form 10-Q

As of December 31, 2021, the following table summarizes the maturity of our lease liabilities:

Dec-22	148
Dec-23	153
Dec-24	141
Dec-25	119
Dec-26	-
Less: Present value discount	(67)
Total lease liabilities	(494)

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of December 31, 2021 ($)	As of March 31, 2021 ($)
Compensation and other contributions	457	849
Provision for expenses	205	309
Other current liability	257	430
Total	919	1,588

Compensation and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes $120 thousand and $90 thousand of the current operating lease liability and statutory payables of approximately $30 thousand and $24 thousand as of December 31, 2021, and March 31, 2021, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Forgiveness of Paycheck Protection Program Promissory Note:

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note (the “PPP Note”) for a loan of approximately $430 thousand. The PPP Note was to mature after 2 years on May 3, 2022, with monthly repayments of approximately $18 thousand commencing November 1, 2020, and interest accrued on the outstanding principal balance at an annual fixed rate of 1.00%. On June 10, 2021, the Company received forgiveness for the full amount borrowed of approximately $430 thousand. This is accounted in the company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended December 31, 2021, as other income, net.

Loan as of December 31, 2021:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan. For the nine months ended December 31, 2021, the interest expense and principal payment for the EIDL was approximately $3.2 thousand and $2 thousand, respectively. As of December 31, 2021, approximately $145 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

 | December 31, 2021, Form 10-Q

Other Liability:

	(in thousands)
	As of
	December 31, 2021 ($)	March 31, 2021 ($)
Statutory reserve	15	15
Total	15	15

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2021, except as disclosed below.

As of December 31, 2021, several law firms have filed shareholder lawsuits, two of which have been consolidated and remain pending, citing, among other things, the Company’s September 25, 2018, press release and the NYSE American delisting proceedings initiated in October 2018 (and overturned in February 2019) and subsequent fall in share price. The Company filed a motion to dismiss on October 11, 2019, which the court denied on January 29, 2021. As of October 20, 2021, the defendants in the shareholder action including the Company, have reached an agreement to settle the litigation, subject to final approval by the United States District Court for the District of Maryland (“Court”). A final settlement approval hearing has been scheduled for April 13, 2022, where the Court will consider, among other things, whether the settlement is fair, reasonable, and adequate, and whether the litigation should be dismissed on the merits and with prejudice. The Company has created a provision for $153 thousand as of December 31, 2021. For the current state of the consolidated Shareholder Class Action Litigation, please refer to Part II, Item 1 – Legal Proceedings.

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

NOTE 13 – SECURITIES

As of December 31, 2021, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 51,054,017 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of December 31, 2021.

Our common stock is listed on the NYSE American (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). The Company also has 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock.

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (the “Sales Agent”) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. During the nine months ended December 31, 2021, the Company raised approximately $4.1 million of net proceeds from issuance of equity stock through the offering through the sale of 1.75 million shares of common stock. The Company may use these funds for working capital and capital expenditures, along with clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes.

 | December 31, 2021, Form 10-Q

NOTE 14 – STOCK-BASED COMPENSATION

As of December 31, 2021, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,337,627 shares of common stock have been issued to employees, non-employees, and advisors. In addition, 5.9 million restricted share units (RSUs) fair valued at $6.96 million with a weighted average value of $1.19 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as an employee, or director with the Company. The performance based RSUs are accounted upon certification by the management confirming the probability of achievement of milestones. As of December 31, 2021, the management confirmed none of the milestones had been achieved but were considered probable to be achieved by March 31, 2027.

Additionally, options held by advisors and directors to purchase 360 thousand shares of common stock fair valued at $305 thousand with a weighted average of $0.85 per share, which have been granted but are to be issued over a vesting period, between Fiscal 2022 and Fiscal 2026. Options granted and issued before the vesting period are expensed when issued.

The options are valued using a Black-Scholes Pricing Model and Market based RSU are valued based on lattice model , with the following assumptions:

	Granted in Fiscal 2022	Granted in Fiscal 2021
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	1.61%	0.68%
Expected volatility	281%	249%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For the nine months ended December 31, 2021, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $1.0 million and $24 thousand, respectively.

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

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2021	173	0.85
Granted	5,799	1.20
Vested	(114)	(1.15)
Cancelled/forfeited	(27)	(1.35)
Non-vested shares as of December 31, 2021	5,831	1.19

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2021	210	0.46	0.36
Granted	150	1.39	1.39
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of December 31, 2021	360	0.85	0.79

There was a combined unrecognized expense of $6.2 million related to non-vested shares and share options that the Company expects to be recognized over the weighted average life of 4.04 years.

 | December 31, 2021, Form 10-Q

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2021, the Company’s marketable securities, if any, may consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer to Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021, and March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
December 31, 2021

Cash and cash equivalents:	11,941	-	-	11,941
Total cash and cash equivalents	11,941	-	-	11,941

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	11	11
Total Investments	-	-	11	11

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2021

Cash and cash equivalents:	14,548	-	-	14,548
Total cash and cash equivalents	14,548	-	-	14,548

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	92	92
Total investments	-	-	92	92

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

The Company’s CODM is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Life Sciences segment started, the Company determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: (a) Infrastructure Business and (b) Life Sciences segment. The Company does not include intercompany transfers between segments for Management reporting purposes.

 | December 31, 2021, Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Nine months ended December 31, 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	26	10%
Life Sciences segment	249	90%
Total	275	100%

	(in thousands)
Segments	Nine months ended December 31, 2020 ($)	Percentage of Total Revenue (%)

Infrastructure segment	119	15%
Life Sciences segment	698	85%
Total	817	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Nine months ended December 31, 2021 ($)	Percentage of Total Revenue (%)

Asia	(1) India	57	22%
	(2) Hong Kong	-	-%
America	U.S. and Colombia	218	78%
Total		275	100%

		(in thousands)
Segments	Country	Nine months ended December 31, 2020 ($)	Percentage of Total Revenue (%)

Asia	(1) India	119	15%
	(2) Hong Kong	-	-%
America	U.S. and Colombia	698	85%
Total		817	100%

 | December 31, 2021, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of December 31, 2021 ($)
Intangible assets, net	426	-	426
Property, plant and equipment, net	5,913	4,607	10,520
Non-marketable securities	-	11	11
Claims and advances	212	400	612
Operating lease asset	420	62	482
Total non-current assets	6,971	5,080	12,051

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2021 ($)
Intangible assets, net	407	-	407
Property, plant and equipment, net	6,228	4,612	10,840
Non-marketable securities	-	12	12
Claims and advances	200	403	603
Operating lease asset	488	-	488
Total non-current assets	7,323	5,027	12,350

NOTE 17 – SUBSEQUENT EVENTS

On January 18, 2022, the Board of Directors of the Company appointed former Congressman Jim Moran (“Congressman Moran”) to serve on the Board as a Class C director until the Company’s 2022 annual meeting of stockholders. Congressman Moran’s compensation will be consistent with the Company’s standard compensation for non-employee directors. As a new non-employee director, Congressman Moran was granted 150,000 Restricted Stock Units (“RSUs”) of the Company’s common stock. Of these, 50,000 RSUs vest immediately while the remaining 100,000 RSUs vest in equal annual instalments over two years.

 | December 31, 2021, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company’s consolidated financial condition, and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and the nine months ended December 31, 2021, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2021(the “2021 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Our primary source of revenue in the three months ended December 31, 2021, and December 31, 2020, was from our Life Sciences segment, which includes a biopharmaceutical component, and a wellness and lifestyle business, which involves:

(i)

development of potential new drugs, subject to applicable regulatory approvals, that use ultra-low doses of phytocannabinoids including cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”), among others, in combination with other compounds, believed to assist in managing symptoms of diseases like Alzheimer’s,

(ii)	hand sanitizers and several hemp-based CBD products and brands, in various stages of development, for sale online and/or through stores,

(iii)	wholesale of hemp extracts including hemp crude extract, and hemp isolate, among others,

(iv)	white labeling of hemp-based products, and

(v)	the offering of tolling services like extraction and distillation to hemp-farmers and retailers.

(vi)	Other hemp related lifestyle products

The Company’s second segment, the infrastructure segment, involves:

(i)

Execution of Construction Contracts – The Company is executing a road building contract in Kerala, India valued at approximately $1.2 million. Work on this project is sporadic based on COVID-19 restrictions. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

(ii)

Purchase and Resale of Physical Commodities Used in Infrastructure – This business line includes the purchase and resale of commodities, including steel, wooden doors, marble, and tiles, among others. This work has been adversely affected due to COVID-19. There was no revenue from this business line during the three months ended December 31, 2021, in part due to the COVID-19 pandemic. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

(iii)

Rental of Heavy Construction Equipment – We own heavy construction equipment such as motor grader and rollers, that we rent to construction contractors. This business is seasonal and had minimal revenue during the three months ended December 31, 2021, in part due to the COVID-19 pandemic. The Company intends to continue operations in this business line as the COVID-19 pandemic permits.

The Company operates both segments in compliance with applicable state, national, and local laws and regulations and only in locations and regions where it is legal to do so.

 | December 31, 2021, Form 10-Q

Company Highlights

●	The Company completed all dose escalation studies, and, as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (“CSR”) filed with the FDA.

●	On October 28, 2021, the Company won Best CBD Topical award for its broad-spectrum hemp extract cream called Holi Wonder™ at the USA CBD Expo event held in Chicago, Illinois, U.S.

●	On October 5, 2021, the Company received a Good Manufacturing Practice (“GMP”) certification for its facilities in Vancouver, Washington, U.S. where it makes its products.

●	On September 17, 2021, the Company filed a provisional patent application with the USPTO for our IGC-513 for compositions and methods for treating patients with Dementia due to Alzheimer's disease.

●

During the nine months ended December 31, 2021, the Company raised approximately $4.1 million of net proceeds from the issuance of equity stock. The Company had entered an “at the market” (“ATM”) offering pursuant to the Sales Agreement (the “Agreement”) entered on January 13, 2021 with The Benchmark Company, LLC (the “Sales Agent”) for the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”).

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

 | December 31, 2021, Form 10-Q

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

Results of Operations for the Three Months Ended

December 31, 2021, and December 31, 2020

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended December 31, 2021, and December 31, 2020:

Statement of Operations (in thousands, unaudited)

	Three months ended December 31,
	2021 ($)	2020 ($)	Change ($)	Percent Change
Revenue	142	108	34	31%
Cost of revenue	(80)	(94)	14	(15)%
Gross profit	62	14	48	343%
Selling, general and administrative expenses	(2,070)	(2,186)	116	(5)%
Research and development expenses	(377)	(154)	(223)	145%
Operating loss	(2,385)	(2,326)	(59)	3%
Impairment of investment	-	-	-	-%
Other income, net	4	3	1	33%
Loss before income taxes	(2,381)	(2,323)	(58)	2%
Net loss	(2,381)	(2,323)	(58)	2%

Revenue – Revenue in the quarter ended December 31, 2021, and December 31, 2020, was primarily derived from our Life Sciences segment, which involved sales of products such as lotion, gummies, and alcohol-based hand sanitizers, among others. Revenue was approximately $142 thousand and $108 thousand for the three months ended December 31, 2021, and December 31, 2020, respectively.

Revenue in the Life Sciences segment in the three months ended December 31, 2020, was $56 thousand as compared to $134 thousand in the three months ended December 31, 2021, albeit with a change in product mix. Revenue in our Infrastructure segment for the three months ended December 31, 2020, was $52 thousand compared to $8 thousand in the three months ended December 31, 2021. The revenue relates to the execution of a construction contract. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize, generate significant revenue, and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as areas reopen from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $80 thousand for the three months ended December 31, 2021, compared to $94 thousand in the three months ended December 31, 2020. The cost of revenue in the three months ended December 31, 2021, is primarily attributable to raw materials that are required to produce our products.

 | December 31, 2021, Form 10-Q

Selling, general and administrative expenses (“SG&A”)– SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. SG&A expenses decreased by approximately $116 thousand or 5% to approximately $2.07 million for the three months ended December 31, 2021, from approximately $2.19 million for the three months ended December 31, 2020. The decrease of approximately $116 thousand consists of one-time $245 thousand inventory-related adjustments during the three months ended December 31, 2020.

Research and Development expenses– Research and Development (“R&D”) expenses were attributed to conducting the Phase 1 trial on patients suffering from Alzheimer’s disease and product research in our Life Sciences segment. The R&D expenses for the three months ended December 31, 2021, are approximately $377 thousand compared to approximately $154 thousand for the three months ended December 31, 2020, increase of approximately $223 thousand or 145%. The cost associated with this work is mostly associated with the clinical trial on patients suffering from Alzheimer’s disease, research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, product research, designing, formulating and market analysis. Of the increase of $223 thousand, $100 thousand is attributed to one-off expense related to the completion of Phase 1 clinical trial and $50 thousand to one-off expense related to the grant of licensed patent from the University of South Florida. We expect R&D expenses to increase with progression in trials on IGC-AD1, subject to FDA approval.

Other income, net –Other net income increased by approximately $1 thousand or 33% during the three months ended December 31, 2021. The total other income for the three months ended December 31, 2021, and 2020 was approximately $4 thousand and $3 thousand, respectively. Other income includes interest income and rental income, among others.

Results of Operations for the Nine Months Ended

December 31, 2021, and December 31, 2020

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the nine months ended December 31, 2021 and December 31, 2020:

Statement of Operations (in thousands, unaudited)

	Nine months ended December 31,
	2021 ($)	2020 ($)	Change ($)	Percent Change
Revenue	275	817	(542)	(66)%
Cost of revenue	(149)	(731)	582	(80)%
Gross profit	126	86	40	47%
Selling, general and administrative expenses	(7,956)	(5,424)	(2,532)	47%
Research and development expenses	(1,097)	(595)	(502)	84%
Operating loss	(8,927)	(5,933)	(2,994)	50%
Impairment of investment	(37)	-	-	-%
Other income, net	451	71	380	535%
Loss before income taxes	(8,513)	(5,862)	(2,651)	45%
Net loss	(8,513)	(5,862)	(2,651)	45%

Revenue – Revenue in the nine months ended December 31, 2021, was primarily derived from our Life Sciences segment, which involved sales of products such as lotion, gummies, and alcohol-based hand sanitizers, among others. Revenue was approximately $275 thousand and $817 thousand for the nine months ended December 31, 2021, and the nine months ended December 31, 2020, respectively.

 | December 31, 2021, Form 10-Q

Revenue in the Life Sciences segment in the nine months ended December 31, 2020, was $698 thousand as compared to $249 thousand in the nine months ended December 31, 2021, albeit with a change in product mix. Revenue in our Infrastructure segment for the nine months ended December 31, 2020, and December 31, 2021, was $119 thousand and $26 thousand, respectively. Such revenue relates to execution of a construction contract. Primarily due to COVID-19, we have limited visibility on when either of our segments will stabilize, generate significant revenue, and become predictable. We expect volatility in both segments in the foreseeable future. We expect to be opportunistic in providing personal protection equipment, including hand sanitizers, as the country reopens from the pandemic.

Cost of revenue – Cost of revenue amounted to approximately $149 thousand for the nine months ended December 31, 2021, compared to $731 thousand in the nine months ended December 31, 2020. The cost of revenue in the nine months ended December 31, 2021, is primarily attributable to raw materials required to produce our products.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. Selling, general and administrative expenses increased by approximately $2.5 million or 47% to approximately $7.96 million for the nine months ended December 31, 2021, from approximately $5.4 million for the nine months ended December 31, 2020.

The $2.5 million increase in Selling, general & administrative expenses is attributable to the following: approximately $1.7 million to a provision for stolen inventory at our vendor’s premises, approximately $172 thousand to investor relations related expenses, approximately $125 thousand for an IRS tax penalty, and non-cash increase of $499 thousand and $125 thousand for to Common stock-based compensation and depreciation expenses, respectively.

Research and Development expenses – Research and Development expenses were attributed to conducting the Phase 1 trial on patients suffering from Alzheimer’s disease and product research in our Life Sciences segment. The Research and Development expenses for the nine months ended December 31, 2021, are approximately $1.1 million compared to approximately $595 thousand for the nine months ended December 31, 2020. The cost associated with this work is mostly associated with the clinical trial on patients suffering from Alzheimer’s disease, research comprising of plant extracts that could be productized and data to support the efficacy of the extracts, product research, designing, formulating and market analysis. Of the increase of $502 thousand, $100 thousand is attributed to one-off expense related to completion of Phase 1 clinical trial and $50 thousand to one-off expense related to the grant of licensed patent from University of South Florida. We expect Research and Development expenses to increase with progression in trials on IGC-AD1.

Impairment of investment – On May 12, 2020, the Company acquired approximately 19.8% shareholding in Evolve I, Inc. However, based on an assessment of the business environment, the Company decided to dispose the holding and exit the acquisition. During the nine-months ended December 31, 2021, the Company received back partial shares of IGC common stock, which had been given pursuant to the SSA, in exchange for the return of its shareholding in Evolve. Accordingly, the Company cancelled the partial shares received by it and impaired its remaining investment of approximately $37 thousand.

Other income, net – Other net income increased by approximately $380 thousand during the nine months ended December 31, 2021. The total other income for the nine months ended December 31, 2021, and 2020 is approximately $451 thousand and $71 thousand, respectively. Other income includes interest income, rental income, among others. During the nine months ended December 31, 2021, the other income included approximately $430 thousand related to forgiveness of the PPP Note.

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

 | December 31, 2021, Form 10-Q

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, unaudited)

	As of December 31, 2021 ($)	As of March 31, 2021 ($)	Change	Percent Change
Cash and cash equivalents	11,941	14,548	(2,607)	(18)%
Working capital	17,958	21,149	(3,191)	(15)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $2.6 million to $11.9 million in the nine months ended December 31, 2021, from $14.5 million as of March 31, 2021, a decrease of approximately 18%.

The major decrease was due to approximately $152 thousand in purchase of property, plant, and equipment and a net cash loss of approximately $5.6 million, part of which was set-off with approximately $4.1 million of net proceeds from the issuance of equity stock through an ATM offering.

Summary of Cash flows

	(in thousands, unaudited)

	Nine months ended December 31,
	2021	2020	Change	Percent Change
Cash used in operating activities	(6,574)	(8,295)	1,721	(21)%
Cash (used in)/ provided by investing activities	(189)	1,459	(1,648)	(113)%
Cash provided by financing activities	4,143	530	3,613	682%
Effects of exchange rate changes on cash and cash equivalents	13	16	(3)	(19)%
Net decrease in cash and cash equivalents	(2,607)	(6,290)	3,683	(59)%
Cash and cash equivalents at the beginning of period	14,548	7,258	7,290	100%
Cash and cash equivalents at the end of the period	11,941	968	10,973	1,134%

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2021, was approximately $6.6 million. This consists of a net loss of approximately $8.5 million and non-cash items totaling approximately $2.89 million, which in turn consist of an amortization/depreciation charge of approximately $486 thousand, stock-based expenses totaling approximately $1.1 million, approximately $1.7 million for a provision related to stolen inventory, approximately $37 thousand related to impairment of investment and gain due to forgiveness of the PPP Note of approximately $430 thousand. Changes in operating assets and liabilities had a net negative impact of approximately $944 thousand on cash, of which approximately $51 thousand is related to inventory.

Net cash used in operating activities for the nine months ended December 31, 2020, was approximately $8.3 million. This consists of a net loss of approximately $5.9 million and non-cash items totaling approximately $835 thousand, which in turn consist of an amortization/depreciation charge of approximately $312 thousand and stock-based expenses totaling approximately $523 thousand. Changes in operating assets and liabilities had a negative impact of approximately $3.3 million on cash, of which approximately $911 thousand was due to an investment in inventory.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2021, was approximately $189 thousand, which is comprised of expenses of approximately $37 thousand for the acquisition and filing expenses related to patents and purchase of property, plant, and equipment of approximately $152 thousand.

 | December 31, 2021, Form 10-Q

Net cash provided by investing activities for the nine months ended December 31, 2020, was $1.5 million, which is comprised of approximately $92 thousand for the acquisition and filing expenses related to patents and trademarks, purchase of property, plant, and equipment of $1.4 million and investments of approximately $149 thousand in non-marketable securities and proceeds of $3 million in marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $4.1 million for the nine months ended December 31, 2021, which is comprised of net proceeds from issuance of equity stock through ATM offering, net of all expenses related to issuance of stock.

Net cash provided by financing activities was $530 thousand for the nine months ended December 31, 2020, which is comprised of proceeds from loans.

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and have taken cybersecurity measures that we expect are likely to safeguard the Company against breaches. There were no impactful breaches in cybersecurity during the nine months ended December 31, 2021.

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

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2021 Form 10-K.

 | December 31, 2021, Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 3 does not apply to us because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer (our principal executive officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 | December 31, 2021, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of December 31, 2021, the Company and one of its officers are parties to the following litigation matters:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (“Apogee”) and John R. Clarke (“Clarke”) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (“Mukunda”) (the “Apogee Litigation”). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014 related to IGC’s intended purchase of a business known as Midtown Partners & Co., LLC (“Midtown”). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On May 21, 2021, IGC and Mukunda filed a partial motion to dismiss both the counterclaim and the Apogee Litigation. Before the Court ruled on the motion to dismiss, on June 28, 2021, Apogee and Clarke filed an amended complaint claiming that IGC and Mukunda fraudulently induced Apogee into entering the purchase agreement for the sale of Midtown and breached the purchase agreement. Apogee and Clarke also seek a declaratory judgment and indemnification for certain alleged losses they claim to have suffered. Finally, Clarke claims that he is entitled to shares of IGC common stock as wages. On July 23, 2021, IGC and Mukunda again moved to partially dismiss the counterclaim and the Apogee Litigation. The motion to dismiss remains pending before the Court, and the Company has no insight into when a decision will be issued. Further proceedings, such as discovery, have been stayed pending the Court’s decision on the motion to dismiss. The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company and Mukunda deny any and all liability and, in particular, deny many of the factual allegations contained in the Apogee Litigation. Both the Company and Mukunda intend to vigorously defend the litigation and are represented by counsel for that purpose.

As of December 31, 2021, the Company and two of its officers are parties to two shareholder lawsuits:

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

On October 20, 2021, the plaintiffs and the Class Action Defendants executed a Stipulation and Agreement of Settlement to settle all pending shareholder litigation, including the Tchatchou and Harris-Carr matters described above, for a total payment of $1,000,000.00. The settlement is subject to final approval by the United States District Court for the District of Maryland (“Court”). A final settlement approval hearing has been scheduled for April 13, 2022 before the Court. Of the total settlement amount, $847,245.00 is to be paid by the Company’s insurer; the Company has created a provision for the remaining $152,755.00. On January 11, 2022, all settlement proceeds were transmitted to a third-party for administration of the settlement. The Company and the Class Action Defendants are represented by counsel in the litigation.

 | December 31, 2021, Form 10-Q

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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
10.01

Employment Agreement, effective as of November 18, 2021, by and between India Globalization Capital Inc. and Mr. Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

10.02	Restricted Stock Unit Agreement with CEO Mr. Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 23, 2021).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

 | December 31, 2021, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 10, 2022	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2022	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | December 31, 2021, Form 10-Q