Form 10-K
period 2022-03-31
India Globalization Capital, Inc.
filed 2022-06-23
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended March 31, 2022.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32830

INDIA GLOBALIZATION CAPITAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-2760393 (I.R.S. Employer Identification No.)

10224 Falls Road, Potomac, Maryland (Address of Principal Executive Offices)	20854 (Zip Code)

(301) 983-0998

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	IGC	NYSE American LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

☐ Yes ☑ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $70,376,026. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

51,744,353 shares of our common stock were outstanding as of June 6, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2022

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

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

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●	the impact of the COVID-19 pandemic on our results of operations, including the delay in our ability to launch certain projects;
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
●

our ability to obtain the U.S. Food and Drug Administration (“FDA”) approval for an Investigational New Drug Application (“INDA”) and to successfully run medical trials, including a phase 2 trial for IGC-AD1;

●	the outcome of medical trials that are conducted on our Investigational Drug Candidates and products;
●	our ability to fund the costs of clinical trials and other related expenses;
●	our ability to maintain our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	competition and general acceptance of phytocannabinoids for alternative, pharmaceutical, and nutraceutical therapies;
●	our ability to effectively compete and our dependence on market acceptance of our brands and products within and outside the United States;
●	federal and state legislation, and administrative policy regulating phytocannabinoids;
●	our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical grade phytocannabinoids;
●	our ability to obtain and protect patents for the use of phytocannabinoids in our formulations; and
●	our ability to obtain and install equipment for processing and manufacturing hemp and hemp products.

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

PART I

Unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our,” and “us” refer to India Globalization Capital, Inc., together with the subsidiaries identified in Exhibit 21.1 of this Annual Report on Form 10-K. We exclude our investments and minority non-controlling interests and any information provided by them is not incorporated by reference in this report. They should not be considered part of this report.

ITEM 1. BUSINESS

Corporate History

IGC has two business segments: Infrastructure and Life Sciences. We are a Maryland corporation established in 2005 with a fiscal year that is the 52- or 53-week period that ends on March 31.

Infrastructure Segment

The India based infrastructure segment involves the execution of construction contracts.

Life Sciences Segment

Biopharmaceutical: Since 2014, this part of our business has focused primarily on the potential uses of phytocannabinoids, including Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”), in combination with other compounds to treat multiple diseases, including Alzheimer’s. As a company engaged in the clinical-stage biopharmaceutical industry, we focus our research and development efforts, subject to results of future clinical trials, on seeking pharmaceutical solutions that may a) alleviate neuropsychiatric symptoms such as agitation, anxiety, and depression associated with dementia in Alzheimer’s disease; and b) halt the onset, progression, or cure Alzheimer’s disease. We currently have one investigational new drug candidate, “IGC-AD1”, in a Phase 2 clinical trial for agitation in dementia from Alzheimer’s. IGC-AD1 is a cannabis-based compound, which is made up of ultra-low doses of THC along with another compound as active ingredients. The second molecule, TGR-63, is an enzyme inhibitor that has been shown, in pre-clinical trials, to reduce neurotoxicity in Alzheimer’s cell lines. Neurotoxicity causes cell dysfunction and death in Alzheimer’s disease. If shown to be efficacious in halting this process, this inhibitor has the potential to treat Alzheimer’s disease by ameliorating Aβ plaques.

Over the Counter Products: We have created a cannabinoid-based women’s wellness brand, Holief™ available through online channels and a CBD-caffeine-infused energy drink, Sunday Seltzer™, available through wholesale channels.

●	Holief™ is an all-natural, non-GMO, vegan, line of over the counter (“OTC”) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (“PMS”).

o

Sunday Seltzer™ is an all-natural, organic, carbonated energy drink with natural caffeine from green tea extract, CBD, vitamins B, vitamin C, no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon, and peach-ginger. In addition, Sunday Seltzer™ is also available in four flavors with CBD, vitamins B, vitamin C, and no caffeine.

Both Holief™ and Sunday Seltzer™ are compliant with relevant federal, state, and local laws, and regulations.

Alzheimer’s disease

The National Institute on Aging (“NIA”) at the National Institutes of Health (“NIH”) defines Alzheimer’s as an irreversible progressive brain disorder that destroys memory and thinking skills. According to the Alzheimer’s Association, approximately 10% of Americans over 65 have Alzheimer’s disease and many more could be undiagnosed. Some researchers suspect that half of the 80 and over population will develop Alzheimer’s (Piedmont Healthcare, (n.d); Alzheimer’s Association, 2021). Alzheimer’s is the third leading cause of death, after heart disease and cancer. (NIA, 2019). The Alzheimer’s crisis is growing and by 2030, World Health Organization (“WHO” 2020), estimates that 55 million people worldwide will have dementia. With no approved cure the global cost of dementia is expected to rise to about $2.8 trillion by 2030.

Dementia is a broader term used to describe the loss of cognitive functioning, including thinking, remembering, reasoning, and behavioral abilities. The WHO believes Alzheimer’s may be responsible for up to 70% of dementia. Alzheimer’s disease, and the dementia associated with it, is a progressive disease. Symptoms such as agitation, anxiety, depression, sleep disturbance (sundown syndrome), delusions, and hallucinations often begin to appear in patients in their mid-60s.

The NIA categorizes Alzheimer’s in three stages - mild, moderate, and severe (NIA, 2019). Symptoms of mild Alzheimer’s can include wandering (getting lost, not remembering the way home), trouble handling money and paying bills, repeating questions, and personality or behavior changes. As the disease progresses to moderate, there is damage to the areas of the brain that control language, reasoning, sensory processing, and conscious thought. Patients can have difficulty with multistep tasks such as getting dressed. Behavioral problems including hallucinations, delusions, paranoia, and impulsive behavior can also increase. When severe Alzheimer’s sets in, plaques and tangles spread throughout the patient’s brain and the brain shrinks significantly. People with severe Alzheimer’s are completely dependent on others for care. They cannot communicate, and near the end of their life, they may be largely bed-ridden as the body shuts down (NIA, 2021).

Currently, there are limited options to help Alzheimer’s patients with the debilitating symptoms of the disease or relief for the burden placed on their caregivers (Cheng, 2017). Our Phase 1 trial for IGC-AD1 may provide hope for those patients suffering from mild to severe dementia due to Alzheimer’s disease.

Alzheimer’s Disease (AD) Pathology

Alzheimer’s pathology can be divided into two categories, familial or inherited AD and sporadic AD. The histopathology of early onset familial AD and late onset sporadic AD are indistinguishable. Both forms of AD are characterized by extracellular amyloid-β (Aβ) plaques and intracellular tau-containing neurofibrillary tangles (Gӧtz, et al., 2011). Simplistically, in normal brain functioning a large protein called Amyloid Precursor Protein (APP) is cleaved into smaller fragments called Aβ proteins. In a normal brain these are subsequently broken down further and cleared. However, in AD brains these Aβ proteins are not broken down and cleared; they instead stick to one another, and deposit as inter neuronal sticky plaque—that is, they deposit as plaque between neurons. In the brain, within a neuron tau (τ) is a key protein that holds together the transport scaffold. As an analogy, it is the brick and mortar of the highway over which nutrients are transported within a neuron. In an AD brain, tau breaks down due to a process called hyperphosphorylation and is unable to hold the transport highway. The breakdown results in neurofibrillary tangles (NFTs) and eventually leads to neuronal death.

The misfolded structure of Aβ proteins, along with NFTs, generate a characteristic tendency for their aggregation (Chiti & Dobson, 2006) around damaged or dead neurons and within cerebral vasculature in the brain. It manifests by memory loss followed by progressive dementia. It has long been believed that Aβ1–40 (Aβ40) and Aβ1–42 (Aβ42) aggregates are the constituents of the insoluble plaques that are characteristic of AD. This disease is also associated with neuroinflammation, excitotoxicity, and oxidative stress (Campbell & Gowran, 2007; Rich, et al., 1995). However, the continuous aggregation of Aβ proteins along with hyperphosphorylation of tau protein inside the cell, causing NFT formation, are generally accepted as the major etiological factors of the neuronal cell death associated with the progression of Alzheimer’s disease (Octave, 1995; Reitz, et al., 2011; Pillay, et al., 2004).

IGC-AD1 Studies on Alzheimer’s

While investigating cannabinoid-based combination therapies, researchers at the University of South Florida (“USF”) discovered the potential for cannabis to play a role in treating Alzheimer’s. The discovery was featured on Dr. Sanjay Gupta’s CNN show Weed 2. This work also led to several patent filings including one that was granted by the United States Patent and Trademark Office (“USPTO”). In the fiscal year 2018, IGC acquired exclusive rights to the research data and patent filing. The research on the active ingredients of IGC-AD1 (IGC-AD1 Actives) showed that they, in combination, had potentially positive effects on Alzheimer’s disease. Specifically, the pre-clinical research on the IGC-AD1 Actives showed the following:

Impact on plaque levels: Cao et al., (2014) reported a dose-dependent decrease in Aβ40 levels in N2a/APPswe cells (AD cell lines) in the presence of the IGC-AD1 Actives, after 24 hours of incubation. Furthermore, repeated exposure reduced Aβ40 levels without changing APP levels, a novel non-obvious and important finding as APP is a key protein associated with brain functioning. The mode of action is attributed to its direct interaction with Aβ protein and inhibition of Aβ aggregation (Cao et al., 2014).

Impact on Tau Protein: IGC-AD1 Actives lowered the level of phosphorylated Tau (pTau) expression in N2a/APPswe cells in a dose-dependent manner. The mode of action was attributed to the direct interaction of IGC AD1 Actives with GSK3 protein kinase, which lowers pTau expression (Cao et al., 2014).

Impact on neurotoxicity: Analysis on the neurotoxicity at various doses in N2a/APPswe cells after incubation for up to 24 hours showed that the Actives were non-toxic to cells at all doses (Cao et al., 2014).

Impact on Mitochondria: In a novel and non-obvious finding it was discovered that THC in low doses has the unique property of enhancing mitochondrial functioning in isolated mitochondria obtained from N2a/AβPPswe cells (Cao et al., 2014). This finding is contrary to what THC does at higher doses, alluding to a bi-phasic nature of THC.

Results with a mouse model: Cao’s group extended their in vivo study to aged APP/PS1 mice to evaluate THC’s neuroprotective effects on behavioral models. They used a radial arm water maze (RAWM) to test spatial memory. RAWM tests revealed that treating aged APP/PS1 mice with low doses of THC for three months increased their spatial learning skills in a dose-dependent way (Wang et al., 2022).

Based on the evidence, we hypothesize that IGC-AD1 may have several AD modifying benefits, including:

●	Reduction in Aβ expression without a reduction in APP.

●	Reduction in Aβ aggregation and consequently plaques.

●	Enhanced mitochondrial functioning.

●	Reduction in the phosphorylation of tau and consequently a reduction in neurofibrillary tangles (NFTs).

Research has shown that micro-dosing of THC could increase the functioning of mitochondria on AD cell lines and potentially promote the growth of new pathways (neurogenesis) (Suliman, et al., 2017). Micro-dosing of THC affects the brain radically differently from the normal dosing in the FDA-approved prescription drug, Dronabinol. For example, there is a significant body of research showing that THC is neuro-toxic at normal levels, but micro-doses of THC have been shown to be non-toxic to neurons. With the exciting results of these pre-clinical studies, the Company developed an oral formulation, IGC-AD1, and completed a Phase 1 trial on AD patients.

IGC-AD1 Clinical Trial Data

To the best of our knowledge, the Company’s Phase 1 clinical trial testing the safety and tolerability of IGC-AD1 is the first human clinical trial using low doses of THC, in combination with another molecule, to treat symptoms of dementia in Alzheimer’s patients. THC is a naturally occurring cannabinoid produced by the cannabis plant. It is known for being a psychoactive substance that can impact mental processes in a positive or negative way depending on the dosage. THC is biphasic, meaning that low and high doses of the substance may affect mental and physiological processes in substantially different ways. For example, in some patients, low doses may relieve a symptom, whereas high doses may amplify a symptom. IGC’s trial is based on low dosing and controlled trials on patients suffering from Alzheimer’s disease.

A double blind, single-site, randomized, three cohort, multiple-ascending dose (MAD) clinical trial (FDA IND Number: 146069, NCT04749563) was conducted using the investigational new drug (IND) IGC-AD1. IGC received approval to proceed with the Phase 1 clinical trial from the FDA on July 30, 2020. The primary objective was safety and tolerability in elderly patients suffering from Alzheimer’s disease. The secondary objective was measuring changes in neuropsychiatric symptoms (NPS) using the neuropsychiatric inventory (NPI) as well as to assess the risk of suicide using the Columbia-Suicide Severity Rating Scale (C-SSRS). The exploratory objective was to measure the pharmacokinetics (PK) and the impact of polymorphisms of the gene CYP2C9 on PK. In all three cohorts, ten participants received IGC-AD1 and two received a placebo. There were at least four days of washout between the cohorts. In Cohort one, Cohort two, and Cohort three the doses were q.d. (once per day), b.i.d. (twice per day), and t.i.d. (three times per day), respectively. The trial concluded that all three dosing levels were safe with no serious or life-threatening events or deaths reported.

On December 1, 2021, IGC submitted the Clinical/Statistical Report (CSR) to the FDA on its Phase 1 trial titled “A Phase I Randomized Placebo-Controlled MAD Study to Evaluate Safety and Tolerability of IGC-AD1 In Subjects with Dementia Due to Alzheimer’s Disease.” Data that is relevant to the Phase 1 protocol and the design of the Phase 2 trial are presented here. The data presented here is not exhaustive.

Primary Endpoint: Safety & Tolerability (S&T)

S&T was assessed by recording both solicited and non-solicited Adverse Events (AEs). The solicited AEs, assessed daily, were somnolence, falls, dizziness, asthenia, suicidal ideation, hypertension, psychiatric symptoms, and paradoxical nausea. All AEs were graded as mild, moderate, severe, life-threatening, and serious (SAE).

● In all three Cohorts, a) there were no SAEs, b) no life-threatening AEs, and c) no deaths.

● One AE, mild dizziness, reported in Cohort 1, was deemed to be related to IGC-AD1. All other AEs across all cohorts were deemed to be not related to IGC-AD1 or to the placebo.

● In Cohort 1, in the group that received IGC-AD1 (N=10), 50% reported hypertension, 40% reported asthenia, 30% reported somnolence and dizziness, 20% reported psychiatric symptoms, and 10% reported falls. One case of dizziness was deemed by the principal investigator (PI) to be related to IGC-AD1. In the placebo group (N=2) 100% reported hypertension, and 50% reported somnolence and falls.

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

Secondary Endpoints: Neuropsychiatric Inventory (NPI)

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

In the Phase 1 trial conducted on patients with Alzheimer’s disease, we measured changes in NPS as assessed by the NPI-12 as well as caregiver distress as assessed by the NPI-D. In the Phase 1 trial (N=10), seven received the active medication and at baseline they had symptomatic Agitation with domain scores between two and twelve. In Cohorts two and three six Participants had symptomatic Agitation. We measured and analyzed the change in the mean NPI score for Agitation between Day 1 and Day 10 and between Day 1 and Day 15 for all three cohorts.

●

As shown in Table below, our analysis shows Cohort 2 had the largest absolute change in the mean Agitation score between Day one and Day ten (53% drop, p=.085) as well as between Day 1 and Day 15 (67% drop, p=.05).

Table 1: NPI analysis for each of the three cohorts

Domain	Cohort 1 (n=7)			Cohort 2 (n=6)			Cohort 3 (n=5)
Agitation	Baseline	Day	Day	Baseline	Day	Day	Baseline	Day 10	Day
	Day 0	10	15	Day 0	10	15	Day 0		15
Mean Score	4.7	3.3	3	4.3	2.1	1.5	4.2	3.2	1.4
Mean Change	-	1.4	1.7	-	2.2	2.8	-	1	2.8
Mean Change%	-	37%	48%	-	53%	67%	-	23%	67%
p-values	-	0.058	0.045	-	0.085	0.05	-	0.29	0.045
P(T<=t) two-tail

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

o Individual domains that showed improvement were in Agitation (p = .05), Dilutions (p = .05), Anxiety (p = .09), and Appetite and Eating Disorders (p = .01).

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

Phase 2 Clinical Trial Update

The Company has initiated a protocol titled “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo- controlled, trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease”. The protocol is powered at 146 Alzheimer’s patients with half receiving placebo and is a superiority, parallel group study. While subject to changes, we expect to conduct the trial at four sites, two in Canada and two in the U.S. The primary end point is agitation in dementia due to Alzheimer’s disease as rated by the Cohen-Mansfield Agitation Inventory (CMAI) over a six-week period. The Phase 2 trial will also look at eleven exploratory objectives, including, changes in anxiety, changes in cognitive processes such as attention, orientation, language, and visual spatial skills as well as memory, changes in depression, delusions, hallucinations, euphoria/elation, apathy, disinhibition, irritability, aberrant motor behavior, sleep disorder, appetite, quality of life, and caregiver burden. In addition, the trial will evaluate the impact of CYP450 polymorphisms and specifically CYP2C9 on each of the NPS and assess any reductions in psychotropic drugs, among others. Each participant will receive two doses of IGC-AD1 (b.i.d.) or two doses of placebo per day for six-weeks.

Rationale For IGC-AD1 Phase 2

The rationale for targeting agitation associated with dementia due to Alzheimer’s:

Currently, there is no approved medication for agitation associated with dementia in AD, and about 76% of AD patients suffer from agitation as rated by the CMAI (Van der Mussele, et al., 2015). While there can be no guarantee, we expect the Phase 2 trial to take between 12 and 18 months to complete, barring a variety of unknown factors such as a resurgence of COVID and the enforcement of lockdowns and travel restrictions.

Symptoms of AD depend on the stage of the disease: preclinical, mild, moderate, or severe. NPS like agitation, apathy, delusions, hallucinations, and sleep impairment are common accompaniments of dementia. Loss of functionality, including progressive difficulty in performing instrumental and basic activities of daily living are also seen with disease progression (Tang et al., 2019). There is a spectrum of behavioral disorders that can affect patients with AD. These include Agitation (including “sundown syndrome”), anxiety, disturbance of sleep cycle, depression, inappropriate sexual behavior, disinhibition, and irritability, among others (Lyketsos et al., 2011). These behavioral disturbances not only affect patient’s quality of life but also cause extreme emotional distress for the caregivers. These disturbances can become very difficult to manage, so most of the time, combinational therapy is used (Matsunaga, et al., 2015). This can cause secondary undesirable effects, such as excessive sleepiness, which diminishes the capability of the patient to be active and alert during the day; dizziness, which can increase the risk for falls (Allan, et al., 2005); worsening of cognitive function, which in turn worsens functionality (Paterniti S, et al., 2002); and even death due to cardiovascular complications (Qiu, et. Al., 2006).

NMI Compounds

Researchers at the Jawaharlal Nehru Centre for Advanced Scientific Research (“JNCASR”), in India, conducted approximately 10 years of research and discovery work on naphthalene monoimide (“NMI”) compounds and the role of NMI compounds on neurotoxicity associated with Alzheimer’s. In Alzheimer’s patients, neurotoxicity is linked to beta amyloid (Aβ) plaques and Neuro Fibrillary Tangles (NFT). JNCASR’s research based on Alzheimer’s cell lines identified one lead NMI molecule, TGR-63, from a family of NMI molecules, with the potential to reduce beta amyloid (Aβ) plaques. Further, they demonstrated that the molecule reduces cognitive decline in a transgenic mouse model of Alzheimer’s. Their results were published in Advanced Therapeutics under the title “Naphthalene Monoimide Derivative Ameliorates Amyloid Burden and Cognitive Decline in a Transgenic Mouse Model of Alzheimer’s Disease” on January 28, 2021.

On November 11, 2021, Hamsa Biopharma India Pvt. Ltd. (“Hamsa Biopharma”), a directly owned subsidiary of the Company, executed a Term Sheet with JNCASR, and on March 28, 2022, entered into an agreement for exclusive global rights corresponding to the molecules, technology, patent, and patent filings. The completion of outstanding items in the agreement occurred on May 10, 2022, and the agreement with JNCASR was filed on Form 8K on May 12, 2022. Pursuant to the agreement, IGC (through Hamsa Biopharma) acquired exclusive global rights to the molecule, which it intends to pursue as a drug development candidate, subject to further study, research, and development.

Rationale for the Acquisition of TGR-63

As described above, IGC is currently engaged in human trials with IGC-AD1 that targets certain symptoms associated with dementia in Alzheimer’s. IGC-AD1 is currently being tested as a symptom modifying agent. Subject to further study, research, and development, TGR-63, on the other hand, could give the Company a potential disease modifying agent to expand the Company’s pursuit of a drug that can potentially treat or modify Alzheimer’s.

Intellectual Property

Our goal is to use our intellectual property (“IP”) to develop products that we can bring to market in one or more of the following channels:

1. Pharmaceutical products that are subject to FDA-approvals. We currently have one Alzheimer’s symptom modifying investigational drug candidate (IGC-AD1) in Phase 2 clinical trials under an INDA filed with the FDA, and a potential Alzheimer’s disease modifying drug development candidate (TGR-63) in a pre-clinical stage.

2. Branded wellness and lifestyle products to be sold in multiple retail and online channels, subject to applicable federal, state, and local laws and regulations.

3. Partnerships and licensing agreements with third parties who can accelerate bringing our IP to market.

The Company holds all rights to the patents that it filed with the USPTO. In Fiscal 2017, the Company also acquired exclusive rights to the data and the patent filing from USF. Subsequent to Fiscal 2022, the Company acquired exclusive rights to the data and the patent filing from JNCASR.

The Company believes the registration of patents is an important part of its business strategy and future success. However, the Company cannot guarantee that these patent filings will lead to a successful registration with the USPTO. Please see Item 1A, Risk Factors- “We may not successfully register the provisional patents with the USPTO.”

The Table below provides a status of our patent filings:

Formulation	Indication	Provisional Filing	PCT Filing	Status
IGC-501	Pain	09/16/14	09/16/15	Patent issued on 11/06/2018 (#10,117,891)
IGC-502	Seizures	01/25/15	01/14/16	Patent issued on 08/05/2020 (#10,751,300)
IGC-503	Seizures	04/01/15	03/25/16	Pending
IGC-504	Eating Disorders	08/12/15	08/11/16	Patent issued on 03/24/2020 (#10,596,159 B2)
IGC-505	Seizures	06/15/16	06/15/16	Patent issued on 06/07/2022 (#11,351,152 B2)
IGC-506	Eating Disorders	02/28/17	02/27/18	Pending
IGC-507	Alzheimer’s Disease	07/30/15	01/03/19	Patent licensed exclusively by IGC Patent issued on 07/20/2021 (#11,065,225)
IGC-508	CNS Disorders	03/29/18	03/29/19	Pending
IGC-509	Fatigue and energy restoration	10/04/18	10/04/19	Pending
IGC-510	Stammering, Tourette’s syndrome	05/23/19	07/21/20	Pending
IGC 511	CBD & Method for Treating Pain (2nd)	07/17/20	07/17/21	Pending
IGC 512	Stress relief & calm restoring beverage	12/02/20	Anticipated in Fiscal 2023	Pending
IGC 513	Alzheimer’s Disease	09/17/21	Anticipated in Fiscal 2023	Pending
IGC 514 (JNCASR)	NMI compounds			Patent licensed exclusively by IGC Granted on January 5, 2016 #9230708 B2
IGC 515 (JNCASR)	NMI Alzheimer’s	07/22/2021	Anticipated in Fiscal 2023	Pending

COVID-19 Update

The infrastructure business, based in India and Hong Kong, had significantly lower revenue in Fiscal Year 2022 due to the continued impact of the COVID-19 pandemic and restrictions imposed by governmental entities. We have limited visibility into when economic conditions will recover in India and Hong Kong. Specifically:

1.	We incurred increased expenses on a $1.2 million road-building contract in India due to COVID-19 restrictions.
2.

We manufactured, distributed, and donated alcohol-based hand sanitizers to help communities hit hard by the COVID-19 pandemic. We incurred the expense to provide hand sanitizers to the Federal Emergency Management Agency (“FEMA”), the Navajo Nation in Arizona, the Crow reservation in Montana, and the Sioux reservation in South Dakota.

3.

Pandemic restrictions made it impossible to transport and process our harvested hemp crop in Arizona on a timely basis. This resulted in a $1.7 million adjustment to our inventory that also impacted our SG&A.

Products & Services

In Fiscal 2022, we created and began marketing two brands, Holief™ and Sunday Seltzer™, in accordance with applicable laws and regulations. Our brands generated $287,000 in revenue. Although there can be no assurance,  we believe these brand concepts have significant potential in the growing cannabinoid-based wellness and lifestyle market. However, COVID-19 did force the Company to delay and limit the marketing of our brands that include Holief™ and Sunday Seltzer™:

Holief™

In Fiscal 2022 we completed the development and branding of Holief™. The word “Holief” was created by combining the words “holistic” and “relief.” The brand includes multiple, hemp-based CBD-infused products for women. Holief™ includes a patented formulation with menthol and CBD, for treating the pain and symptoms of Premenstrual Syndrome (PMS) and period cramps. These products provide an all-natural alternative to opioids and other pain medications. The Holief™ product line includes creams, gummies, and herbal extracts. Additional plant-based ingredients that have been shown to relieve PMS symptoms such as primrose oil and peppermint oil are included in many Holief™ formulations. Holief™ is developing a cloud-based platform to connect the 31.3 million women (Statista, 2021) that suffer dysmenorrhea and PMS with health care professionals who can help. The products are available online and through Amazon and other online channels.

Sunday Seltzer™

In Fiscal 2022 the Company completed the development and branding of Sunday Seltzer™, a premium hemp-based CBD infused seltzer. Sunday Seltzer™ is an all-natural, organic, carbonated energy drink with natural caffeine from green tea extract, CBD, vitamins B, vitamin C, no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon, and peach-ginger. In addition, Sunday Seltzer™ is available in four flavors with no caffeine.

Infrastructure segment

The Company’s infrastructure business has been operating since 2008, it includes: (i) Execution of Construction Contracts – The Company is executing a $1.2 million road-building contract in Kerala, India and was recently awarded another road reconstruction project for $289 thousand; and (ii) Rental of Heavy Construction Equipment – We rent equipment, such as a motor grader and rollers, to construction contractors. There was minimal revenue from rentals in Fiscal 2022 due to seasonality and COVID-19 pandemic disruptions.

Business Strategy

The Life Sciences business strategy includes:

1.	Subject to FDA approval, developing IGC-AD1 as a drug for treating agitation in dementia due to Alzheimer’s and investigating and developing TGR-63 for the potential treatment of Alzheimer’s disease.

2.	Marketing Holief™, Sunday Seltzer™ and white label services.

We believe developing a drug for either symptoms or as a disease modifying agent has considerable risk due to the need for multi-year trials and FDA approval. However, there is considerable upside and significant value creation to the extent we obtain first-to-market advantage, of which there can be no assurance. If we were to obtain first-to-market advantage, such advantage could result in significant growth if and when an approved drug launches. Our Holief™ strategy includes expanding the line of products and developing online services that connect women with healthcare professionals who can help with PMS and dysmenorrhea. Building an online community that brings women together can create brand equity and loyalty.

We believe that additional investment in clinical trials, research, and development (“R&D”), facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to ongoing growth of the Life Sciences segment. These investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. We believe this strategy can improve our existing products and lead to the creation of new hemp-based products that can provide treatment options for multiple conditions, symptoms, and side effects.

Our Infrastructure strategy includes:

●	competitively bidding on construction contracts, such as building roads, bridges, and other civil works in Kerala, India, and;

●	leasing heavy construction equipment.

Markets and Distribution

Life Sciences segment

There is a growing awareness around the perceived benefits of CBD-infused personal care products. U.S. sales of cannabis and hemp-derived CBD products are expected to increase in all channels—dispensary, general retail, and pharmaceutical, to $20.5 billion by 2025, a compound annual growth rate (“CAGR”) of more than 40% (BDSA, 2020). With diversified CBD-based brands in multiple markets, including infused seltzer (Sunday Seltzer™) and pain relief (Holief™), we are well positioned to take advantage of these market trends. The U.S. cannabis-infused drink market is expected to reach $1.4 billion by 2023 (Statista, 2020). Approximately 31.3 million (Statista, 2021) women in America suffer from dysmenorrhea and PMS.

Our Life Sciences revenue is less than 1% of the relevant global market, which implies tremendous opportunity for growth. We also plan to market these brands to the fast-growing U.S. Hispanic and Latino market. It is projected that the Hispanic and Latino population will grow from 59 million with a GDP of $2.6 trillion in 2018 to 111.22 million by 2060 (Statista, 2021).

In Fiscal 2022, our sales and suppliers were concentrated which represents some risk. One customer accounted for over 10% of sales. In addition, the COVID-19 pandemic could continue to affect our operations and result in lower revenue and/or higher costs in Fiscal 2023.

Infrastructure segment

In Fiscal 2022, our infrastructure business focused on projects in the state of Kerala. While executing this construction project, we took advantage of other opportunities to generate revenue from our infrastructure assets. We also lease our small fleet of heavy construction equipment, including grader, rollers etc. to construction companies.

Our infrastructure business revenue is less than 1% of the global revenue of the rental, construction, and commodities markets. We currently have 1 customer and 1 subcontractor/supplier of infrastructure materials. Our ability to grow is limited by the disruption to the Hong Kong economy and the impact of COVID-19. If and when the economy recovers, there is potential opportunity for growth given the total size of the market.

Business Seasonality

The infrastructure segment has historically experienced seasonality with limited construction work available during the monsoon season. The hemp business also has seasonality as most of the hemp harvest in America occurs in the fall. Pricing pressure is based on the volume of hemp biomass being harvested.

Competition

Competition for the Company’s products and services varies by market:

1. Life Sciences segment: We are developing affordable medical products including products subject to FDA approval, which can help individuals suffering from debilitating diseases like Alzheimer’s. While we face competition from well-funded pharmaceutical companies, our products are differentiated by the use of cannabinoids. With our existing research, patent filings, and experienced team we have an early-mover advantage in cannabinoid-based products to treat the symptoms of Alzheimer’s. Our wellness and lifestyle products compete with multiple well-established companies, in the food, beverage, and skincare industries. We also face competition from companies with experience in wholesaling hemp crude extract and hemp isolate as well as companies that provide white labeling and tolling services. It is unclear how future FDA guidance and ruling on hemp-based CBD-infused food, beverage, and cosmetic products will impact the market.

2. Infrastructure segment: The infrastructure industry in India and Hong Kong is highly competitive. Our differentiation is based primarily on price and local and industry knowledge of construction requirements in the regions where we operate.

Regulatory

Despite the passage of the 2018 Farm Bill, the FDA has not established guidance or rules on the infusion of hemp-based CBD into food and beverage products. This creates a complicated framework of local rules and regulations that we must navigate. When federal rules are clearly set, we expect the demand for CBD-based food and beverages will increase. We also believe competition will increase as major food and beverage manufacturers will enter the market.

Core business competencies and advantages

Our core competencies include:

●

a network of doctors, scientists with Ph.D. degrees, and intellectual property legal experts with a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection, and product formulation;

●	knowledge of various cannabinoid strains, their phytocannabinoid profile, extraction methodology, and impact on various pathways;
●	knowledge of plant and cannabinoid-based combination therapies;
●	knowledge of research and development in the field;
●

patents IGC-501, IGC-502, IGC-504, and IGC-507 for treatment of pain, treatment of seizures in humans and veterinary animals, treatment of cachexia and eating disorders in humans and veterinary animals, and Alzheimer’s Disease, respectively; and

●

facilities and a team with experience in manufacturing, marketing, and selling products. These competencies have enabled us to make progress on our business goals, specifically completing the Phase 1 clinical trial of IGC-AD1, which has the potential to positively impact the lives of millions of patients suffering from the symptoms of Alzheimer’s disease, subject to FDA approval.

Licenses, Technology, and Cybersecurity

We have intellectual property attorneys that advise, counsel, and represent the Company regarding the filing of patents or provisional patent applications, copyrights applications, and trademark applications; trade secret laws of general applicability; employee confidentiality and invention assignment. Most of our data, including our accounting data, is stored in the cloud which helps us mitigate the overall risk of losing data. We have a cybersecurity policy in place and are in the process of implementing tighter cybersecurity measures to safeguard against hackers. The Company holds all rights to the patents that have been filed by us with the USPTO.

The table below summarizes the nature of the activity, type of license required and held, and encumbrances in obtaining permits for each location where the Company operated through its subsidiaries in Fiscal 2022:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
U.S.	Life Sciences products and General Management	General business License to grow hemp; Industrial Alcohol User Permit; Clinical Trials; Good Manufacturing Practices (GMP) certification.	General business licenses; License to grow hemp; Industrial Alcohol User Permit; Clinical Trials GMP Certificate.	None.
India	Infrastructure Contract, Rental of heavy equipment and land	General business license	Business registrations with tax authorities in various states in India	None.
Colombia	Life Sciences products and General Management	General business license; Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits; Fondo Nacional De Estupefacientes (FNE) Permits.	General business license; Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits; Fondo Nacional De Estupefacientes (FNE) Permits.	None.
Hong Kong	Purchase and Resale of physical commodities	General business license	General business license	None.

Governmental Regulations

In the U.S. we are subject to oversight and regulations, for some or all of our activities, by the following agencies: SEC, state regulators, NYSE, FTC, and the FDA. The cannabis plant consists of several strains or varieties. Hemp and Marijuana are both cannabis plants. Under the 2018 Farm Bill, Hemp is classified as a cannabis plant that has 0.3% or less THC by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight.

Marijuana remains illegal under federal law, including in those states in which the use of marijuana has been legalized for medical and or recreational use. On the other hand, the 2018 Farm Bill, which was effective January 1, 2019, contains provisions that make industrial hemp legal. Although hemp is legal at the federal level, most states have created licensing and testing processes for the growing, processing, and sale of hemp and hemp-derived products.

For our business, we must apply for licenses in states where we desire to grow and process hemp. For example, in the state of Arizona, where we grew hemp, we were required to apply for licenses and register with the state the geo-location of all our operations, including the land on which hemp was grown and the facilities where hemp will be processed. These regulations are evolving, differ from jurisdiction to jurisdiction, and are subject to change.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern the research, development, testing, manufacturing, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring, and reporting, sampling, and importing and exporting of pharmaceutical products, among other things. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the imposition of clinical holds, FDA refusal to approve pending New Drug Applications (“NDA”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties, and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an Investigational New Drug (“IND”), which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended, or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of FDA premarket approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity of the product, or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (“USDA’s”) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with the current GMP is satisfactory, and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product, patient population, phase of the investigation, study sites and investigator and other aspects of the clinical trial is made public as part of the registration. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent the claims of which cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for the marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date, and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment (“SPA”), process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. According to its performance goals, the FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDC Act and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our lead product candidates, such as IGC-AD1 or any other for which we may seek regulatory approval. Sales in the U.S. will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE, and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction, or denial by payors.

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

Human Capital Management and Environment, Health, and Safety

Workplace Safety & Employee Care During COVID-19. Workplace safety is always a top priority for the Company. To create and sustain a safe and healthy workplace, we have implemented initiatives designed to address risk evaluation, education and training of employees, use of appropriate personal protective equipment, and compliance with relevant health and safety standards.

Employees. As of March 31, 2022, we employed a team of approximately 52 full-time employees in our two segments. We also have contract workers and advisors in the U.S., India, Colombia, and Hong Kong.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with all other information included in this report in evaluating the Company and our common stock. If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition, or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

Risks Related to Our Business, Industry and Operations:

Our cannabinoid strategy makes it difficult to raise money as a public company.

Marijuana and hemp plants are both the same species, the dioecious plant Cannabis sativa L. Most countries differentiate hemp from marijuana by the amount of THC. Under the 2018 Farm Bill, hemp is classified as a cannabis plant that has 0.3% or less THC by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight. Both marijuana and hemp produce other cannabinoids such as CBD.

CBD mentioned in the context of products, refers to hemp extracts naturally rich in cannabinoids like CBD, but with 0.3% or less THC by dry weight. Despite having no direct involvement in selling marijuana, the Company is often incorrectly classified as a “cannabis company” or a “marijuana company,” with all the nuances that accompany that label, including being blacklisted by banks, investment banks, and until recently by the largest stock clearing services company. The near-monopoly nature of some of these institutions, especially clearing houses, makes it difficult for the Company to raise money, deposit share certificates, or even have investment banking relationships. As we cannot control how others perceive us, there can be no assurance that we will be able to raise enough capital for our planned expansion.

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

The Company distributes its products through wholesalers, retailers, and resellers, many of whom may distribute products from competing manufacturers. The Company also intends to sell its products and resell third-party products in most of its major markets directly to consumers, small and mid-sized businesses, and other customers through its retail and online stores and its direct sales force. The Company intends to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays. These programs can require a substantial investment while not assuring return or incremental sales. The financial condition of these resellers could weaken, these resellers could stop distributing the Company’s products, or uncertainty regarding demand for some or all the Company’s products could cause resellers to reduce their ordering and marketing of the Company’s products.

Our revenue decreased and we have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

Our revenue declined from Fiscal 2021 to Fiscal 2022. Our short-term focus is to gain market share for our Life Sciences segment. However, we have had a history of operating losses. For Fiscal 2022 and Fiscal 2021, we had a net loss of approximately $15 million and $8.8 million, respectively. Accordingly, there can be no guarantee that our efforts will be successful. If we continue to have losses, we will be required to seek additional financing. No assurance can be given that we can raise any such financing and such financing could be dilutive to our shareholders.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management, and which ultimately may not be successful.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, product candidates, or technologies, particularly those arrangements that seek to leverage other organizations’ internal platforms or competencies for the benefit of our products or potential products. Additional potential transactions that we may consider may include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. Any such transaction may require us to incur non-recurring or other charges that may increase our near and long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown or unanticipated liabilities, including foreign laws with which we are unfamiliar;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates, or technologies;
●	the incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions, which we may not be able to obtain on favorable terms, if at all;
●	higher than expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	entering a long-term relationship with a partner that proves to be unreliable or counterproductive;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

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

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our clinical trial for IGC-AD1 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on which we rely. The continued impact of the ongoing COVID-19 pandemic on the Company as well as on the regions in which we do business cannot be predicted.

Global Operations

We operate on a global scale and could be affected by currency fluctuations, capital and exchange controls, global economic conditions including inflation, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations, tax laws and regulations, and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including but not limited to the current conflict between Russia and Ukraine, terrorist activity, unstable governments, and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

Some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and growth rates in these markets may not be sustainable.

Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments) or other means of cost control.

We continue to monitor the global trade environment and potential trade conflicts and impediments that could impact our business. If trade restrictions or tariffs reduce global economic activity, potential impacts could include declining sales; increased costs; volatility in foreign exchange rates; a decline in the value of our financial assets and pension plan investments; required increases of our pension funding obligations; increased government cost control efforts; delays or failures in the performance of customers, suppliers and other third parties on whom we may depend for the performance of our business; and the risk that our allowance for doubtful accounts may not be adequate.

We may fail to expand our growing and manufacturing capability in time to meet market demand for our products and product candidates, and the FDA may refuse to accept our facilities or those of our contract manufactures as being suitable for the production of our products and product candidates. Any problems in our growing or manufacturing process could have a material adverse effect on our business, results of operations, and financial condition.

In addition, before we can begin commercial manufacture of any medicinal product candidates for sale in the U.S., we must obtain FDA regulatory approval for the product, which requires a successful FDA inspection of the manufacturing facilities, which in turn includes the facilities of the processor(s) and quality systems in addition to other product-related approvals.

The Company established a Good Manufacturing Practice (“GMP”) certified processing facility in the State of Washington for processes such as: a) production of products such as lotions, creams, and oils, among others, to support our products and to support white labeling; b) extraction of hemp into crude oil; and c) distillation of crude oil into hemp extracts.

Due to the complexity of the processes used to manufacture our product candidates, we may be unable to initially or continue to pass federal, state, or international regulatory inspections in a cost-effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production, and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our business, results of operations, and financial condition.

Legal claims could be filed that may have a material adverse effect on our business, operating results, and financial condition. We may in the future face risks of litigation and liability claims, the extent of such exposure can be difficult or impossible to estimate and which can negatively impact our financial condition and results of operations.

Our operations are subject to numerous laws and regulations of the U.S., India, Colombia, and Hong Kong relating to the protection of the public and necessary disclosures regarding financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil, and, in some cases, criminal sanctions. We may not have been, or may not be, or may be alleged to have not been or to not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements or allegations. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines judgments, settlements, or other financial obligations or penalties, which could negatively impact our financial condition and results of operations. See Item 3, Legal Proceedings of this report for further information on the current status of legal proceedings, if any. There can also be no assurance that any insurance coverage we take will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that we are not covered by insurance, our management could expend significant time and resources addressing any such issues. And the legal fees necessary to defend against multiple lawsuits can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

Our Company is in a highly regulated industry. Significant and unforeseen changes in policy may have material impacts on our business.

Continued development in the phytocannabinoids industry is dependent upon continued state legislative authorization of cannabinoids as well as legislation and regulatory policy at the federal level. The federal Controlled Substances Act currently makes cannabinoids use and possession illegal on a national level. While there may be ample public support for legislative authorization, numerous factors impact the legislative process. Any one of these factors could slow or halt use and handling of cannabinoids in the U.S. or in other jurisdictions, which would negatively impact our development of phytocannabinoids-based therapies and our ability to test and productize these therapies.

Many U.S. state laws conflict with the federal Controlled Substances Act. While we do not, and do not intend, to distribute or sell marijuana in the U.S., it is unclear whether regulatory authorities in the U.S. would object to the registration or public offering of securities in the U.S. by our Company, to the status of our Company as a reporting company, or even to investors investing in our Company, if we engage in legal cannabinoids cultivation and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. In addition, the status of cannabinoids under the Controlled Substances Act may have an adverse effect on federal agency approval of pharmaceutical use of phytocannabinoid products. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets, test our therapies, or create products from the Life Sciences segment.

Our Company is inexperienced in conducting pre-clinical and clinical trials.

Our Company is inexperienced in conducting pre-clinical and clinical trials. Our attempt at demonstrating safety, efficacy and ultimate useability may fail because of our lack of experience in designing, managing, and conducting clinical trials resulting in unanticipated or adverse outcomes. Such outcomes may have an adverse effect on our stock price.

Clinical trials are expensive, time-consuming, and difficult to design and implement, and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, IGC-AD1 and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including but not limited to:

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we will never obtain regulatory approval for IGC-AD1 or any other product candidate. We are not permitted to market any of our pharmaceutical product candidates in the United States until we receive regulatory approval of an NDA from the FDA. The regulatory approval process can be affected by, among other things, the following:

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
●

the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and/or we may be required to conduct additional clinical trials;

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. For diseases like Alzheimer’s disease, the FDA has stated that one single Phase 3 trial is adequate for approval if it demonstrates robust and unquestionable efficacy. However, the circumstances under which a single adequate and controlled study can be used as the sole basis of demonstrating efficacy of a drug are exceptional.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating Alzheimer’s Disease have seen limited success in drug development, and there are no FDA-approved disease modifying therapeutic options available for patients with Alzheimer’s Disease. We cannot be certain that our approach will lead to the development of approvable or marketable products. The only drugs approved by the FDA to treat Alzheimer’s Disease to date address the disease’s symptoms. Alzheimer’s Disease drug candidates have the highest failure rate of approximately 99.6%. As a result, the FDA has a limited set of products to rely on in evaluating IGC-AD1. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of IGC-AD1 for the treatment of Alzheimer’s Disease.

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

Loss of our manufacturing facilities, stored inventory or laboratory facilities through fire, theft, natural disasters or other causes, or loss of our botanical raw material due to pathogenic infection, waste, destruction, or other causes, could have an adverse effect on our ability to meet demand for our products or to continue product development activities and to conduct our business. Failure to supply our partners with commercial products may lead to adverse consequences.

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

We have filed fifteen (15) provisional patents with the USPTO, in the combination therapy space, for the indications of pain, Alzheimer’s, medical refractory epilepsy, eating disorders, and cachexia as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although, six patents have been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This in turn may have a material and adverse impact on the trading price of our common stock.

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

We may be subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by The Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the related final published omnibus rule. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information. These obligations would require the Company to adopt administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thereby complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

All our data is stored on the cloud on multiple servers which helps us mitigate the overall risk of losing data. We are in the process of implementing tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances would incur further costs.

The states in which we and our distributors and suppliers and their service providers operate require that we maintain certain information about our customers and transactions. If we fail to maintain such information, we could be in violation of state laws. Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage.

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

The Company records a write-down for product and component inventories that become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. The Company may also accrue necessary cancellation fee reserves for orders of excess products and components. The Company reviews long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its inventory, capital assets, inventory prepayments, and other assets and purchase commitments are currently recoverable, no assurance can be given that the Company will not incur write-downs, fees, impairments, and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

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

Risks Related to ownership of our common stock:

Future sales of common stock by us could cause our stock price to decline and dilute your ownership in our Company.

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value of $0.0001 per share. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur. If we raise funds by issuing additional securities in the future or stock options to purchase our common stock are exercised, the newly issued shares will also dilute your percentage ownership in our Company.

Our common stock price has fluctuated considerably and has recently reached our highest price levels, which may not be sustained.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. Our common stock has also been volatile, with our 52-week closing price range being at a low of $0.74 and a high of $4.65 per share. Future announcements concerning the introduction of new products, services, or technologies or changes in product pricing policies by us or our competitors, or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will continue at these or any higher levels.

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

Our management team will have broad discretion over the use of Company funds.

Our management will use their discretion to direct the use of Company funds. We intend to use the net proceeds from the sale of IGC shares in ATM offerings, sales proceeds, sale of capital assets, and other funds to fund working capital and capital expenditure requirements. It may also be used for clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes. Management’s judgments may not result in positive returns on investor investment and the investor will not have an opportunity to evaluate the economic, financial, or other information upon which the Management bases its decisions. The Company may invest the funds, pending their use, in a manner that does not produce income or that loses value. The failure by management to apply these funds effectively could result in financial losses, and these financial losses could have a material adverse effect on our business and cause the price of our common stock to decline.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend, or reformulate information contained in prior filings as a result of an SEC review, as well as the state in filings that we have inadequate control or expertise over financial reporting. Any modification, amendment, or reformulation of information contained in such reports could be significant and result in material liability to us and have a material and adverse impact on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Potomac, Maryland. We own property of approximately 40,000 square feet that is used for general management and R&D operations. In addition, we are leasing, through December 2025, approximately 16,000 square feet in Vancouver, Washington for manufacturing, sales, and distribution of our Life Sciences segment products and services. In Puerto Rico, we own property of approximately 1,355 square feet that we use primarily for medical trials and related operations. In addition, we own and have short-term lease facilities in the U.S., and India that are used for sales, storage accounting, management, and R&D. We own approximately 5 acres of land in India. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conducting of its business.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2022.

As of March 31, 2022, the Company and one of its officers are parties to the following litigation matters:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (“Apogee”) and John R. Clarke (“Clarke”) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (“Mukunda”) (the “Apogee Litigation”). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners & Co., LLC (“Midtown”). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s cross-claim against the Company for alleged breach of the purchase agreement; and Clarke’s claim against the Company for alleged breach of an alleged promise to issue him shares of the Company. The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company and Mukunda deny any and all liability and, in particular, deny many of the factual allegations contained in the Apogee Litigation. Both the Company and Mukunda intend to vigorously defend the litigation and are represented by counsel for that purpose.

As of March 31, 2022, the Company and two of its officers were parties to the following litigation matters:

Tchatchou v. India Globalization Capital, Inc., et al., Civil Action No. 8:18-cv-03396 (U.S. District Court for the District of Maryland). On November 2, 2018, IGC shareholder Alde-Binet Tchatchou instituted a shareholder class action complaint on behalf of himself and all others similarly situated in the United States District Court for the District of Maryland. On May 13, 2019, the plaintiff filed an amended complaint against IGC, Ram Mukunda, and Claudia Grimaldi, (collectively, the “Class Action Defendants”), alleging violations of federal securities laws. On February 28, 2019, all pending shareholder class actions were consolidated, and the Tchatchou litigation was designated as the lead case.

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

The Company reached a settlement of the Tchatchou and Harris-Carr litigations during Fiscal 2022, subject to court approval. After the end of the Company’s Fiscal Year, the Court approved the settlement, and all shareholder class action matters have been resolved and dismissed as a result.

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

Securities authorized for issuance under equity compensation plans

The following table shows (in thousands), as of March 31, 2022, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (in thousands)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a)(1) (in thousands)
Equity compensation plans approved by security holders:

2018 Omnibus Incentive Plan (1)	-	$-	-
Special Grant (2)	6,293	$1.17	-

(1) Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 14, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2) Consists of 2 million shares as a special grant of common stock, as approved by our stockholders on January 7, 2020, 2.5 million shares as a special grant of common stock, as approved by our stockholders on January 11, 2021, and 3.5 million shares as a special grant of common stock, as approved by our stockholders on October 15, 2021.

Holders of Record

As of June 6, 2022, we had approximately 41 registered shareholders of record of our common stock and 2 registered unit holders. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.

Dividend policy

We have not declared or paid any dividends on our common stock. We currently anticipate that we will retain future earnings, if any, for the development, operation, and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determinations related to dividend policy will be made at the discretion of our Board of Directors.

Unregistered sales of equity securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated statement of operations, liquidity and capital resources, and summary of cash flows, which apply to Fiscal 2022 ending on March 31, 2022 and Fiscal 2021 ending on March 31, 2021. These statements should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that may cause our actual results to differ materially from the plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” are included at the beginning of this Annual Report on Form 10-K.

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

Overview

IGC has two segments: Life Sciences and Infrastructure.

Infrastructure Segment

The infrastructure business, operating since 2008. The Company intends to continue infrastructure operations as the COVID-19 pandemic permits, including:

(i) Execution of Construction Contracts – The Company is executing a $1.2 million road-building contract in Kerala, India and was recently awarded another road reconstruction project for $289 thousand.

(ii) Rental of Heavy Construction Equipment – We rent equipment, such as motor grader and rollers, to construction contractors. There was minimal revenue from rentals in Fiscal 2022 due to seasonality and COVID-19 pandemic disruptions.

Life Sciences Segment

Over the Counter Products:

We have created a cannabinoid-based women’s wellness brand, Holief™ for the online channel and a CBD and caffeine infused energy drink, Sunday Seltzer™, for distribution in wholesale channels.

●

Holief™ is an all-natural, non-GMO, vegan, line of over the counter (“OTC”) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (“PMS”). The products are available online and through Amazon and other online channels.

o

Sunday Seltzer™ is an all-natural, organic, carbonated energy drink with natural caffeine from green tea extract, CBD, vitamins B, vitamin C, no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon, and peach-ginger. In addition, Sunday Seltzer™ is also available in four flavors with CBD, vitamins B, vitamin C, and no caffeine.

Both Holief™, and Sunday Seltzer™ are compliant with relevant federal, state, and local laws, and regulations.

Biopharmaceutical:

Since 2014, we have focused a portion of our business on the application of phytocannabinoids such as Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”), among others, in combination with other compounds, to address efficacy for various ailments and diseases such as Alzheimer’s disease. As previously disclosed, IGC submitted IGC-AD1, our investigational drug candidate for Alzheimer’s, to the FDA under Section 505(i) of the Federal Food, Drug, and Cosmetic Act and received approval on July 30, 2020, to proceed with the Phase 1 trial on Alzheimer’s patients.

The Company completed all dose escalation studies, and as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (“CSR”) filed with the FDA. The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 55 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2021).

We have a two-pronged approach for our Alzheimer’s drug development strategy, the first prong is to investigate IGC-AD1 as an Alzheimer’s symptoms modifying agent and the second is to investigate TGR-63 as a disease modifying agent. This involves conducting more trials on IGC-AD1 over the next few years, subject to FDA approval, with the anticipated goal of demonstrating safety and efficacy and potentially obtaining FDA approval for IGC-AD1 as a cannabinoid-based new drug that can help manage agitation for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of TGR-63 on memory and/or decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Our pipeline of investigational and development cannabinoid formulations also includes pain creams and tinctures for pain relief. We believe that the biopharmaceutical component of our Life Sciences strategy will take several more years to mature and involves considerable risk; however, we also believe it may involve greater defensible growth potential and first-to-market advantage.

Although there can be no assurance, we believe that additional investment in clinical trials, research, and development (“R&D”), facilities, marketing, advertising, and acquisition of complementary products and businesses supporting our Life Sciences segment will be critical to the development and delivery of innovative products and positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through planned pre-clinical and clinical trials. Although there can be no assurance, we believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

While the bulk of our medium and longer-term focus is on clinical trials and getting IGC-AD1 to be an FDA approved drug, our shorter-term strategy, is to use our resources to provide white label services and market Holief™ and Sunday Seltzer™. We believe this may provide us with several profit opportunities, although there can be no assurance of such profit opportunities.

COVID-19 Update

The infrastructure business, based in India and Hong Kong, had significantly lower revenue in Fiscal Year 2022 due to the continued impact of the COVID-19 pandemic and restrictions imposed by governmental entities. We have limited visibility into when economic conditions will recover in India and especially Hong Kong. Specifically:

1.	We incurred increased expenses on a $1.2 million road-building contract in India due to COVID-19 restrictions.
2.

We manufactured, distributed, and donated alcohol-based hand sanitizers to help communities hit hard by the COVID-19 pandemic. We incurred the expense to provide hand sanitizers to the Federal Emergency Management Agency (“FEMA”), the Navajo Nation in Arizona, the Crow reservation in Montana, and the Sioux reservation in South Dakota.

3.

Pandemic restrictions made it difficult to transport and process our harvested hemp crop in Arizona on a timely basis. This resulted in a $1.7 million adjustment to our inventory that also increased our SG&A.

The Global Economic Environment

In addition to the industry-specific factors such as regulations around cannabinoid research, we are exposed to economic cycles. Factors in the global economic environment that may impact our operations include, among other things, currency fluctuations, capital and exchange controls, global economic conditions including inflation, restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of our products, as well as impacts of political or civil unrest or military action, including the current conflict between Russia and Ukraine, terrorist activity, unstable governments, and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

Operational Excellence

We remain focused on continuing to build excellence broadly in three areas, cannabinoid-based investigations, drug development and product manufacturing, and online marketing. We believe these will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine with a strong customer-focused market expertise.

Workplace and Employees

We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. We have mobilized to enable our employees to accomplish our most critical goals through a combination of remote work and in-person initiatives. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We have developed plans regarding the opening of our sites to enable our employees to return to work in our global offices, the field, and our manufacturing facilities, which take into account applicable public health authority and local government guidelines, and which are designed to ensure community and employee safety. We are moving to a more flexible mix of virtual and in-person working to advance our culture, drive innovation and agility and enable greater balance and well-being for our workforce.

Research and Development

With respect to our clinical trial activities, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain safety and trial continuity, and to preserve study integrity. We have seen delays in initiating trial sites, due to COVID-19. We cannot guarantee that we will continue to perform our trials in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators, and site staff who, as health care providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

Fiscal 2022 Highlights

●

On March 28, 2022, Hamsa Biopharma India Pvt. Ltd., a directly owned subsidiary of the Company, signed a License Agreement with Jawaharlal Nehru Centre for Advanced Scientific Research (“JNCASR”), an autonomous institution under the Department of Science and Technology, Government of India, to obtain an exclusive license on the developed proprietary technology and know-how, and ownership or assignment of certain patents and patent filings relating to small molecule inhibitors with a naphthalene monoimide scaffold. The agreement with JNCASR is filed on Form 8K on May 12, 2022.

●	On February 11, 2022, the Company received a Good Manufacturing Practice (“GMP“) certification for its R&D facility in Maryland.

●

The Company completed all dose escalation studies, and as announced by the Company on December 2, 2021, the results of the Phase 1 clinical trial on IGC’s THC based investigational new drug candidate, IGC-AD1, for patients with Alzheimer’s disease, have been submitted in the Clinical/Statistical Report (“CSR”) filed with the FDA.

●	October 28, 2021, the Company won Best CBD Topical award for its broad-spectrum hemp extract cream called Holi Wonder™ at the U.S. CBD Expo event held in Chicago, Illinois, U.S.

●	On October 5, 2021, the Company received a Good Manufacturing Practice (“GMP”) certification for its facilities in Vancouver, Washington, U.S. where it makes its products.

●	On September 17, 2021, the Company filed a provisional patent application with the USPTO for our IGC-513 for compositions and methods for treating patients with dementia due to Alzheimer's disease.

●

The Company licenses a patent filing from the University of South Florida titled “Ultra-Low dose THC as a potential therapeutic and prophylactic agent for Alzheimer’s Disease.” The USPTO issued a patent (#11,065,225) for this filing on July 20, 2021. The granted patent relates to IGC’s proprietary formulation, IGC-AD1, intended to assist in the treatment of individuals living with Alzheimer’s disease.

●

During Fiscal 2022, the Company raised approximately $4.1 million of net proceeds from the issuance of equity stock. The Company had entered an “at the market” (“ATM”) offering pursuant to the Sales Agreement (the “Agreement”) entered on January 13, 2021, with The Benchmark Company, LLC (the “Sales Agent”) for the issuance and sale of up to $75 million of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”).

●

On June 10, 2021, the Company received forgiveness for the full amount borrowed as per the Paycheck Protection Program Promissory Note (the “PPP Note”) of approximately $430 thousand. The PPP Note was established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Results of Operations

Fiscal 2022 compared to Fiscal 2021

The following table presents an overview of our results of operations for Fiscal 2022 and Fiscal 2021:

Statement of Operations (in thousands, audited)

	Fiscal
	2022 ($)	2021 ($)	Change ($)	Percent Change
Revenue	397	898	(501)	(56)%
Cost of revenue	(203)	(785)	582	(74)%
Gross profit	194	113	81	72%
Selling, general and administrative expenses	(13,292)	(7,908)	(5,384)	68%
Research and development expenses	(2,330)	(929)	(1,401)	151%
Operating loss	(15,428)	(8,724)	(6,704)	77%
Impairment	(49)	(169)	120	(71)%
Other income, net	461	82	379	462%
Loss before income taxes	(15,016)	(8,811)	(6,205)	70%
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(15,016)	(8,811)	(6,205)	70%

Revenue – Revenue in Fiscal 2022 and Fiscal 2021, was primarily derived from our Life Sciences segment, which involved sales of in-house brands and alcohol-based hand sanitizers, among others. Revenue was approximately $397 thousand and $898 thousand for Fiscal 2022 and Fiscal 2021, respectively. In Fiscal 2022 we de-emphasized the manufacturing and sale of low margin hand sanitizers and shifted our focus to higher margin white label services and the sale of products under our brands. This decreased our revenue. The infrastructure business had lower revenue in Fiscal 2022 due to the continued impact of the COVID-19 pandemic and restrictions imposed by government entities.

Cost of revenue – Cost of revenue amounted to approximately $203 thousand for Fiscal 2022, compared to $785 thousand in Fiscal 2021. This decrease in the cost of revenue was attributable to decreased revenue. The cost of revenue in Fiscal 2022 is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products. Our gross margin increased from 12% to 48%, which reflects our increased focus on higher-margin services and the sale of products under our brand.

Selling, general and administrative expenses – Selling, general and administrative expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation, and write-offs relating to doubtful accounts and advances, if any. Selling, general, and administrative expenses increased by approximately $5.3 million or 68% to $13.2 million for Fiscal 2022, from approximately $7.9 million for Fiscal 2021. The increase of approximately $5.3 million is attributed to one-time expenses, which include law-suit settlement expenses of approximately $264 thousand; impairment of facility of $833 thousand; net realizable value (“NRV”) adjustment of $1.7 million for the hemp crop; approximately $475 thousand in provisions for advances paid; and approximately $1.7 million in provisions against inventory that was stolen at our vendor’s facility. In addition, the increase of approximately $1.3 million is attributable to an increase in non-cash expenses. Adjusting for approximately $5.3 million in one-time and non-cash expenses, the SG&A for the fiscal year 2022 was lower by approximately $500 thousand.

Research and Development expenses: Research and Development (“R&D”) expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $1.4 million or 151% to $2.3 million in Fiscal 2022, from approximately $929 thousand for Fiscal 2021. Expenses increased by $1.4 million due to the now completed Phase 1 clinical trial. We expect R&D expenses to increase with the progression of Phase 2 trials on IGC-AD1 and pre-clinical trials on TGR-63.

Impairment loss – Impairment loss amounted to approximately $49 thousand for Fiscal 2022, compared to $169 thousand in Fiscal 2021. This decrease in the impairment loss was attributable to the Company recording an impairment of $169 thousand as of March 31, 2021, in Evolve I. During Fiscal 2022, the Company received 44 thousand shares of IGC common stock, which had been granted pursuant to the Purchase Agreement. Accordingly, the Company canceled the shares and impaired its remaining investment of approximately $37 thousand.

Other Income, net –Other income for Fiscal 2022 and 2021 is approximately $461 thousand and $82 thousand, respectively. The increase was due to the forgiveness of a PPP loan in the amount of $430 thousand. Other income includes interest income, rental income, dividend income, and unrealized gains from marketable securities, net, and income from sale of scrap, among others.

Liquidity and capital resources

Our sources of liquidity are cash and cash equivalents, funds raised through “at the market” (“ATM”) offerings, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations or other long-term liabilities, except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies”, Note 11, “Loans and Other Liabilities” and Note 9, “Leases” in Item 8 of this report for further information on Company commitments and contractual obligations.

While the Company believes its existing balances of cash, cash equivalents and marketable securities and other short-term liquidity arrangements will be sufficient to satisfy its working capital needs, capital asset purchases, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes, clinical trials and other liquidity requirements, if any, associated with its existing operations over the next 12 months, it will raise money as and when it is able to do so. The Company continues to utilize the ATM to raise capital. Shares issuable under the ATM could be dilutive to the Company’s shareholders. In addition, the Company shifted its focus to higher margin white label services and the sale of products under our brands. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, legal expenses, and workforce.

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, audited)

	As of March 31, 2022 ($)	As of March 31, 2021 ($)	Change ($)	Percent Change
Cash, cash equivalents	10,460	14,548	(4,088)	(28)%
Working capital	12,670	21,149	(8,470)	(40)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $4 million to $10.5 million in Fiscal 2022, from $14.5 million in Fiscal 2021, a decrease of approximately 28%.

The major decrease was due to approximately $741 thousand used in the purchase of property, plant, and equipment and acquisition of intangible assets and a net cash loss of approximately $7.5 million, part of which was set-off with approximately $4.1 million of net proceeds from the issuance of equity stock through an ATM offering.

Summary of Cash flows

	(in thousands, audited)

	Fiscal
	2022 ($)	2021 ($)	Change ($)	Percent Change
Cash used in operating activities	(7,462)	(10,800)	3,338	(31)%
Cash (used in)/provided by investing activities	(742)	3,387	(4,129)	(122)%
Cash provided by financing activities	4,142	14,688	(10,546)	(72)%
Effects of exchange rate changes on cash and cash equivalents	(26)	15	(41)	(273)%
Net increase/(decrease) in cash and cash equivalents	(4,088)	7,290	(11,378)	(156)%
Cash and cash equivalents at the beginning of the period	14,548	7,258	7,290	100%
Cash and cash equivalents at the end of the period	10,460	14,548	(4,088)	(28)%

Operating Activities

Net cash used in operating activities for Fiscal 2022, was approximately $7.5 million. It consists of a net loss of approximately $15 million, a positive impact on cash due to non-cash expenses of approximately $5 million, and changes in operating assets and liabilities of approximately $2.5 million. Non-cash expenses consist of an amortization/depreciation charge of approximately $651 thousand, impairment of investment of $49 thousand, provision against debtor & advances of $1.7 million, stock-based expenses of approximately $2.2 million, and a one-time impairment of PPE of $833 thousand and an off set of $430 thousand due to the forgiveness of a PPP Loan. In addition, changes in operating assets and liabilities had a positive impact of approximately $2.5 million on cash, of which approximately $1.9 million is due to an adjustment in inventory and approximately $504 thousand increase in accounts payable..

Net cash used in operating activities for Fiscal 2021 was approximately $10.8 million. It consists of a net loss of approximately $8.8 million, a positive impact on cash due to non-cash expenses of approximately $1.3 million, and a negative impact due to changes in operating assets and liabilities of approximately $3.3 million. Non-cash expenses consist of an amortization/depreciation charge of approximately $478 thousand, impairment of investment of $169 thousand, and stock-based expenses of approximately $658 thousand. In addition, changes in operating assets and liabilities had a negative impact of approximately $3.3 million on cash, of which approximately $1.2 million is due to an adjustment in inventory, approximately $2.2 million due to deposits and advances, and a positive impact of approximately $100 thousand for other adjustments in net assets.

Investing Activities

Net cash used in investing activities for Fiscal 2022, was approximately $742 thousand, which comprises approximately $535 thousand for the acquisition and filing expenses related to intellectual property, approximately $207 thousand for the purchase of property, plant, and equipment.

Net cash provided by investing activities during Fiscal 2021 was approximately $3.4 million which comprises approximately $122 thousand for the acquisition and filing expenses related to intellectual property, purchase of property, plant, and equipment of $1.5 million, sale of property, plant, and equipment of approximately $47 thousand and investments of approximately $149 thousand in non-marketable securities, and proceeds from investment of approximately $5 million, in marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $4.1 million for Fiscal 2022, which comprises net proceeds from issuance of equity stock through the ATM offering, net of all expenses related to the issuance of stock.

Net cash provided by financing activities was approximately $14.7 million for Fiscal 2021, which comprises proceeds from borrowings of approximately $580 thousand, repayment of loan of approximately $50 thousand, and approximately $14.2 million net proceeds from ATM sales.

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

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented and terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for Fiscal 2022 and 2021 are as follows:

	(in thousands) Year Ended March 31
	2022 ($)	2021 ($)
Infrastructure segment
Rental income (1)	23	1
Construction contracts (2)	15	174

Life Sciences segment
Wellness and lifestyle (3)	316	688
White label services (4)	43	35
Total	397	898

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Relates to revenue from the Life Sciences segment including the sale of wellness and lifestyle products such as hand sanitizers, bath bombs, lotions, gummies, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(4) Relates to revenue from the Life Sciences segment, including income white label services, which refers to a fully supported product or service that is made by us but sold by another company.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $124 thousand of accounts receivable, net of provision for the doubtful debt of $93 thousand as of March 31, 2022, as compared to $175 thousand of accounts receivable, net of provision for the doubtful debt of $63 thousand as of March 31, 2021. Most of our account receivables are from infrastructure segment.

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

As of March 31, 2022, the Company does not have any investment in marketable securities.

Impairment

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s financial condition and operating results. The estimated amount of liability is based on the information available to us with respect of bank debt and other borrowings. During Fiscal 2022 and Fiscal 2021 the Company impaired investments of approximately $49 thousand and $169 thousand, respectively.

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

- has relatively insignificant and predictable costs of disposal; and

- is available for immediate delivery.

The Company believes its harvested crops do not have a readily available market. Hence, in fiscal 2021, the Company values its harvested crops at cost. Please refer to Note 3, “Inventory,” of Notes to Consolidated Financial Statements for further information.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred. For further information refer to Note 3, “inventory” of Notes to Consolidated Financial Statements.

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

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable by best of management estimate. For performance-based awards with a vesting schedule based entirely on the attainment of performance conditions, stock-based compensation expense associated with each tranche is recognized over the expected achievement period for the operational milestone, beginning at the point in time when the relevant operational milestone is considered probable to be achieved.

For market-based awards, stock-based compensation expense is recognized over the expected achievement period. The fair value of such awards is estimated on the grant date using binomial lattice model.

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

Foreign currency translation

IGC operates in India, U.S., Colombia, and Hong Kong, and a substantial portion of the Company’s financials are denominated in the Indian Rupee (“INR”), the Hong Kong Dollar (“HKD”), or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, the HKD, or the COP affect financial statements.

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

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2022	INR	74.50	Per	USD	INR	75.91	Per	USD

	HKD	7.78	Per	USD	HKD	7.83	Per	USD

	COP	3,830	Per	USD	COP	3,748	Per	USD
Year ended March 31, 2021	INR	74.23	Per	USD	INR	73.15	Per	USD

	HKD	7.75	Per	USD	HKD	7.77	Per	USD

	COP	3,693	Per	USD	COP	3,691	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. In Fiscal 2022 and Fiscal 2021, there were no known or detected breaches in cybersecurity.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of India Globalization Capital, Inc. and its subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Manohar Chowdhry & Associates

Chartered Accountants

We have served as the Company's auditor since 2018.

Chennai, India

June 10, 2022

India Globalization Capital, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2022 ($)	March 31, 2021 ($)
ASSETS
Current assets:
Cash and cash equivalents	10,460	14,548
Accounts receivable, net	125	175
Inventory	3,548	5,478
Investment in non-marketable securities	-	80
Deposits and advances	978	3,236
Total current assets	15,111	23,517

Intangible assets, net	917	407
Property, plant and equipment, net	9,419	10,840
Non-marketable securities	-	12
Claims and advances	937	603
Operating lease asset	450	488
Total long-term assets	11,723	12,350
Total assets	26,834	35,867
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	981	476
Accrued liabilities and others	1,457	1,588
Short-term loans	3	304
Total current liabilities	2,441	2,368

Long-term loans	144	276
Other liabilities	16	15
Operating lease liability	341	405
Total non-current liabilities	501	696
Total liabilities	2,942	3,064

Commitments and Contingencies – See Note 12

Stockholders' equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of March 31, 2022, or March 31, 2021.		-
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 51,054,017 and 47,827,273 shares issued and outstanding as of March 31, 2022 and March 31, 2021, respectively.	116,019	109,720
Accumulated other comprehensive loss	(2,968)	(2,774)
Accumulated deficit	(89,159)	(74,143)
Total stockholders' equity	23,892	32,803
Total liabilities and stockholders' equity	26,834	35,867

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

	Years Ended March 31,
	2022 ($)	2021 ($)
Revenue	397	898
Cost of revenue	(203)	(785)
Gross profit	194	113
Selling, general and administrative expenses	(13,292)	(7,908)
Research and development expenses	(2,330)	(929)
Operating loss	(15,428)	(8,724)
Impairment of investment	(49)	(169)
Other income, net	461	82
Loss before income taxes	(15,016)	(8,811)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(15,016)	(8,811)
Foreign currency translation adjustments	(194)	76
Comprehensive loss	(15,210)	(8,735)

Loss per share attributable to common stockholders:
Basic & diluted	$(0.30)	$(0.21)
Weighted-average number of shares used in computing loss per share amounts:	49,991,631	41,963,382

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders' Equity ($)
Balances as of April 1, 2020	39,320	94,754	(65,367)	(2,850)	26,537
Common stock-based compensation & expenses, net	1,894	708	-	-	708
Issuance of common stock through offering (net of expenses)	6,513	14,158	-	-	14,158
Common stock issued for investment	100	100	-	-	100
Other adjustments	-	-	35	-	35
Net loss	-	-	(8,811)	-	(8,811)
Gain on foreign currency translation	-	-	-	-	76
Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803

Balances as of April 1, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation & expenses, net	1,520	2,197	-	-	2,197
Issuance of common stock through offering (net of expenses)	1,750	4,145	-	-	4,415
Common stock issued for investment	-	-	-	-	-
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(15,016)	-	(15,016)
Gain on foreign currency translation	-	-	-	(194)	(194)
Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2022 ($)	2021 ($)
Cash flows from operating activities:
Net loss	(15,016)	(8,811)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	651	478
Provision against debtors and advances	1,718	-
Permanent impairment of PPE	833	-
Impairment of non-marketable securities	49	169
Common stock-based compensation and expenses, net	2,197	658
Forgiveness of PPP Loan	(430)	-

Changes in:
Accounts receivables, net	50	(42)
Inventory	1,930	(1,233)
Deposits and advances	541	(2,198)
Claims and advances	(334)	93
Accounts payable	504	(287)
Accrued and other liabilities	(129)	373
Operating lease asset	38	-
Operating lease liability	(64)	-
Net cash used in operating activities	(7,462)	(10,800)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(207)	(1,470)
Proceed from marketable securities	-	47
Investment in marketable securities	-	5,081
Investment in non-marketable securities	-	(149)
Acquisition and filing cost of patents and rights	(535)	(122)
Net cash used in investing activities	(742)	3,387

Cash flows from financing activities:
Issuance of equity stock through offering (net of expenses)	4,145	14,158
Proceeds from/repayment of long-term loan	(3)	530
Net cash provided by financing activities	4,142	14,688

Effects of exchange rate changes on cash and cash equivalents	(26)	15
Net increase/(decrease) in cash and cash equivalents	(4,088)	7,290
Cash and cash equivalents at the beginning of the period	14,548	7,258
Cash and cash equivalents at the end of the period	10,460	14,548

Supplementary information:
Cash paid for interest	-	-
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	2,197	808
Forgiveness of PPP Loan	(430)	-
Amortization of operating lease	115	22

The accompanying notes should be read in connection with these consolidated financial statements.

India Globalization Capital, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended March 31, 2022, and 2021

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to India Globalization Capital, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS AND MANAGEMENT’S PLANS

Since 2014, our team has been committed to researching the application of cannabinoids such as THC and CBD in combination with other compounds to address various ailments, including Alzheimer's disease. With our research, we have developed intellectual property, formulations, and wellness and lifestyle brands. IGC submitted IGC-AD1, our investigational drug candidate for Alzheimer’s, to the FDA under Section 505(i) of the Federal Food, Drug, and Cosmetic Act and received approval on July 30, 2020, to proceed with the Phase 1 trial on Alzheimer’s patients. The Company completed all dose escalation studies, and as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (“CSR”) filed with the FDA. The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 55 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2020). To the best of our knowledge, this is the first human clinical trial using ultra low doses of THC, in combination with another molecule, to treat symptoms of dementia in Alzheimer’s patients. THC is a naturally occurring cannabinoid produced by the cannabis plant. It is known for being a psychoactive substance that can impact mental processes in a positive or negative way depending on the dosage. THC is biphasic, meaning that low and high doses of the substance may affect mental and physiological processes in substantially different ways. For example, in some patients, low doses may relieve a symptom, whereas high doses may amplify a symptom. Ultimately, the goal of IGC’s research is to discover and analyze whether, and at what level of dosing, IGC-AD1 provides relief of a given symptom. IGC’s trial is based on micro dosing on patients suffering from Alzheimer’s disease. With further trials, subject to FDA approvals, the Company intends to pursue the efficacy of IGC-AD1 for indications of Agitation in patients with dementia from Alzheimer’s.

The Company has filed fifteen (15) patent applications to address various diseases such as Alzheimer’s, Central Nervous System (“CNS”) disorders, pain, stammering, seizures in cats and dogs, eating disorders, stress-relief, and calm-restoring beverage, and fatigue. As of March 31, 2022, our portfolio includes six granted patents..

In addition, we license a patent filing from the University of South Florida titled “Ultra-Low dose THC as a potential therapeutic and prophylactic agent for Alzheimer’s Disease.” The USPTO issued a patent (#11,065,225) for this filing on July 20, 2021. The granted patent relates to IGC’s proprietary formulation, IGC-AD1, intended to assist in the treatment of individuals living with Alzheimer’s disease.

On November 11, 2021, Hamsa Biopharma India Pvt. Ltd., a directly owned subsidiary of the Company, executed a Term Sheet with JNCASR and subsequently entered into an agreement for exclusive global rights corresponding to the molecules, technology, patent, and patent filings that were the subject of JNCASR’s research into naphthalene monoimide (NMI) compounds and the role of NMI compounds have on neurotoxicity associated with Alzheimer’s. The agreement with JNCASR was filed on Form 8K on May 12, 2022.

IGC has two segments: Infrastructure and Life Sciences.

Infrastructure Segment

The India and Hong Kong based infrastructure business includes:

(i) Execution of Construction Contracts – The Company is executing a $1.2 million road-building contract in Kerala, India and was recently awarded another road reconstruction project for $289 thousand.

(ii) Rental of Heavy Construction Equipment – We rent equipment, such as motor grader and rollers, to construction contractors.

There was minimal revenue from rentals in Fiscal 2022 due to seasonality and COVID-19 pandemic disruptions.

Life Sciences Segment

Biopharmaceutical: Since 2014, this part of our business has focused on the potential uses of phytocannabinoids, including THC and Cannabidiol (“CBD”), in combination with other compounds to treat multiple diseases, including Alzheimer’s.

Over the Counter Products: We have created a cannabinoid-based women’s wellness brand, Holief™ available through online channels and a CBD-caffeine-infused energy drink, Sunday Seltzer™, for distribution in wholesale channels.

●

Holief™ is an all-natural, non-GMO, vegan, line of over the counter (“OTC”) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (“PMS”). The products are available online and through Amazon and other online channels.

o

Sunday Seltzer™ is an all-natural, organic, carbonated energy drink with natural caffeine from green tea extract, CBD, vitamins B, vitamin C, no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon, and peach-ginger. In addition, Sunday Seltzer™ is also available in four flavors with CBD, vitamins B, vitamin C, and no caffeine.

Both Holief™, and Sunday Seltzer™ are compliant with relevant federal, state, and local laws, and regulations.

The Company’s principal office is in Maryland. Additionally, the Company has a facility in Washington state, Colombia South America, and India.

As of March 31, 2022, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd. and Colombia-based beneficially-owned subsidiary Hamsa Biopharma Colombia SAS (formerly Hamsa Biochem SAS) (Hamsa). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s filings are available on www.sec.gov.

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

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to allowance for uncollectible accounts receivable; sales returns; normal loss during production; future obligations under employee benefit plans; the useful lives of property, plant, and equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted, and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position, and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

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

(e) Earnings/(Loss) per Share

The computation of basic loss per share for Fiscal 2022, excludes potentially dilutive securities of approximately 6,302,149 shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for Fiscal 2022 and 2021, used for the computation of basic earnings per share (“EPS”) is 49,991,631 and 41,963,382, respectively. Due to the loss incurred during Fiscal 2022 and 2021, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2022, and 2021, there was no significant liability for income tax associated with unrecognized tax benefits.

g) Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $124 thousand of accounts receivable, net of provision for doubtful debt of $93 thousand as of March 31, 2022, as compared to $175 thousand of accounts receivable, net of provision for doubtful debt of $63 thousand as of March 31, 2021.

h) Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, Colombia, and Hong Kong, which at times may exceed applicable insurance limits. The cash and cash equivalents in the Company on March 31, 2022 and 2021, was approximately $10,460 thousand and $14,548 thousand, respectively.

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

As of March 31, 2022, investment in marketable securities is valued at fair value and investment in non-marketable securities with ownership less than 20% is valued at cost as per ASC Topic 321, “Investments-Equity Securities.”

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

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of performance conditions, stock-based compensation expense associated with each tranche is recognized over the expected achievement period for the operational milestone, beginning at the point in time when the relevant operational milestone is considered probable to be achieved.

For market-based awards, stock-based compensation expense is recognized over the expected achievement period. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

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

- has relatively insignificant and predictable costs of disposal; and

- is available for immediate delivery.

The Company believes its harvested crops do not have a readily available market. Hence in Fiscal 2021, the Company values its harvested crops at cost. Please refer to Note 3, “Inventory,” for further information.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred.

r) Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In Fiscal 2022, there were no impactful breaches in cybersecurity.

s) Research and Development Expenses

During Fiscal 2022 and 2021, the Company recorded research and development expenses of approximately $2.3 million and $0.9 million, respectively. All research and development costs are expensed in the period in which they are incurred.

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

NOTE 3 – INVENTORY

	(in thousands)
	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Raw materials	2,247	2,294
Work-in-progress	584	2,199
Finished goods	717	985
Total	3,548	5,478

Inventory in the form of work-in-progress as of March 31, 2022, comprises, but it is not limited to, various hemp-based extracts such as crude oil, hemp distillate, and hemp isolate. Inventory also includes cost related to growing crops like seeds, fertilizer, other raw materials, labor, farm related overheads and the depreciation of farming equipment, hand sanitizers, gummies, lotions, beverages, and personal protective equipment, among others.

During Fiscal 2022, the Company wrote off approximately $252 thousand of inventory due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) as compared to approximately $307 thousand for Fiscal 2021. The Company also made an NRV adjustment of $1.7 million due to fall in the price of hemp derivatives because of COVID, leading to lower foot traffic and store closures. As a result, it impacts decrease in demand and price. These charges were recorded in Selling, General and Administrative Expenses.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Advances to suppliers and consultants	170	1,295
Other receivables and deposits	472	1,745
Prepaid expense and other current assets	336	196
Total	978	3,236

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segment. Advances for Property, Plant, and Equipment include an advance paid for the equipment. Prepaid and other current assets include approximately $170 thousand statutory advances for Fiscal 2022, as compared to $36 thousand in Fiscal 2021. Other receivables and deposits as of March 31, 2021, consist of an inventory of $1.7 million that was on deposit with a vendor. The vendor reported the inventory as stolen and filed an insurance claim. The Company created a provision for the $1.9 million on stolen inventory and other advances and receivables during Fiscal 2022. We are simultaneously pursuing the vendor for compensation. The Company decided to move advances paid to some suppliers worth approximately $586 thousand to claims and advances, considering recovering might take more than 12 months.

.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Patents	290	220
Other intangibles	32	32
Accumulated amortization	(51)	(26)
Total amortized intangible assets	271	226

Other intangible assets
Patents	646	181
Other intangibles	-	-
Total unamortized intangible assets	646	181
Total intangible assets	917	407

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 13 patents. It also includes acquisition costs related to domains, and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in Fiscal 2022 and 2021, amounted to approximately $24 thousand and $16 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of March 31, 2022, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2023	26
For the year ended 2024	29
For the year ended 2025	32
For the year ended 2026	35
For the year ended 2027	38

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Land	N/A	4,438	4,606
Buildings & facilities	25	2,810	3,817
Plant and machinery	5-20	4,594	4,579
Computer equipment	3	241	216
Office equipment	3-5	145	111
Furniture and fixtures	5	141	130
Vehicles	5	163	165
Construction in progress	N/A	108	50
Total gross value		12,639	13,674
Less: accumulated depreciation		(3,220)	(2,834)
Total property, plant and equipment, net		9,419	10,840

The depreciation expense in Fiscal 2022 and 2021, amounted to approximately $627 thousand and $462 thousand, respectively. The net decrease in total Property, Plant & Equipment is primarily due to depreciation and foreign exchange translations because of a decrease in value of foreign currencies. In fiscal 2022, Company found cost efficient and advance facility outside the US, so it decided to impair facility worth of $833 thousand. The construction in progress relates to the Maryland office extension. For more information, please refer to Note 18, “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – INVESTMENTS IN NON-MARKETABLE SECURITIES

Short-term investment

	(in thousands)
	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Investment in Evolve I (i)	-	80
Total	-	80

(i)

On May 12, 2020, the Company acquired approximately 19.8% shareholding in Evolve I, Inc. (“Evolve”), a Washington corporation (“Evolve”) under the terms of a Share Subscription Agreement (“SSA”) for a consideration of approximately $249 thousand. However, based on an assessment of the business environment, the Company decided to dispose of the holding and amicably exit the acquisition. In light of the above, the Company recorded an impairment charge of $169 thousand as of March 31, 2021. During Fiscal 2022, the Company received back partial shares of IGC common stock, which had been given pursuant to the SSA, in exchange for the return of its shareholding in Evolve. Accordingly, the Company canceled the partial shares received by it and impaired its remaining investment of approximately $37 thousand.

Long-term investment

	(in thousands)
	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Investment in equity shares of unlisted company	-	12
Total	-	12

The Company regularly reviews its investment portfolio to determine if any security is permanently impaired, which would require the Company to record an impairment charge in the period. Due to the impact of COVID-19 on our infrastructure business, the Company impaired its investment.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Claims receivable (1)	368	382
Non-current deposits	-	18
Non-current advances (2)	569	203
Total	937	603

(1)

The claims receivable is due from the Cochin International Airport (“CIA”) that is partially owned by the State Government of Kerala. While the Company has initiated collection proceedings in the Commercial Court of Ernakulam, it believes it will be difficult to receive the amount in the next 12 months because of the time required for legal collection proceedings. The decrease in claims receivable was mainly due to foreign exchange translation as a result of decrease in value of Indian Rupee.

(2)

Includes a loan of $200 thousand to one of our manufacturers for the purchase of equipment. In addition to that, the Company decided to move advances paid to some suppliers worth approximately $586 thousand to claims and advances, considering recovering might take more than 12 months

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short- term lease expense and cash paid for Fiscal 2022 and 2021 are approximately $178 thousand and $233 thousand, respectively. The Company also has four operating leases as of March 31, 2022.

America: In November 2019, the Company entered into a lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020, to November 30, 2025. The annual lease expense is approximately $123 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 3.7 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company renewed three lease agreements for terms between three to four years expiring between 2023 and 2024. The total annual lease expense is approximately $27 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 2.00-2.75 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Year Ended March 31, 2022 ($)	(in thousands) Year Ended March 31, 2021 ($)
Operating lease costs	149	123
Short term lease costs	178	233
Total lease costs	327	356

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	Year Ended March 31, 2022 ($)	Year Ended March 31, 2021 ($)
Assets
Operating lease asset	450	488
Total lease assets	450	488

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	123	90
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	341	405
Total lease liability	464	495

Supplemental cash flow and non-cash information related to leases is as follows:	(in thousands) Year Ended March 31, 2022 ($)	(in thousands) Year Ended March 31, 2021 ($)
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	109	79
Right-of-use assets obtained in exchange for operating lease obligations	450	488

As of March 31, 2022, the following table summarizes the maturity of our lease liabilities:

Mar-23	148
Mar-24	153
Mar-25	133
Mar-26	87
Less: Present value discount	(57)
Total Lease liabilities	464

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of March 31, 2022 ($)	As of March 31, 2021 ($)
Compensation and other contributions	1,054	849
Provision for expenses	103	309
Other current liability	300	430
Total	1,457	1,588

Compensation and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses include provision for legal, professional, and marketing expenses. Other current liability also includes $123 thousand and $90 thousand of current operating lease liability and statutory payables of approximately $55 thousand and $24 thousand as of March 31, 2022 and March 31, 2021, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Forgiveness of Paycheck Protection Program Promissory Note:

On May 3, 2020, the Company signed the Paycheck Protection Program Promissory Note (the “PPP Note”) for a loan of approximately $430 thousand. The PPP Note was to mature after 2 years on May 3, 2022, with monthly repayments of approximately $18 thousand commencing November 1, 2020, and interest accrued on the outstanding principal balance at an annual fixed rate of 1.00%. On June 10, 2021, the Company received forgiveness for the full amount borrowed of approximately $430 thousand. This is accounted in the company’s consolidated statements of operations and comprehensive loss for Fiscal 2022, as other income, net.

Loan as of March 31, 2022:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable in 30 years from the date of the loan. For Fiscal 2022, the interest expense and principal payment for the EIDL was approximately $5 thousand and $3 thousand, respectively. As of March 31, 2022, approximately $144 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of March 31,
	2022 ($)	2021 ($)
Statutory reserve	16	15
Total	16	15

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2022, except as disclosed in Item 3 – Legal Proceedings, and Note 19 - Subsequent Events.

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

NOTE 13 – SECURITIES

As of March 31, 2022, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 51,054,017 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of March 31, 2022. We have one security listed on the NYSE American: common stock, $0.0001 par value (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1).

The Company also has 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock.

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (“Benchmark” or the “Sales Agent”) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Offering”). During Fiscal 2022, the Company raised approximately $4.1 million from the ATM, net of commission. The management may use these funds for working capital and capital expenditure requirements, along with clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes.

NOTE 14 – STOCK-BASED COMPENSATION

As of March 31, 2022, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,337,627 shares of common stock have been issued to employees, non-employees, and advisors. In addition, 6 million restricted share units (RSUs) fair valued at $7 million with a weighted average value of $1.18 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance based RSUs are accounted upon certification by the management confirming the probability of achievement of milestones. As of March 31, 2022, the management confirmed none of the milestones had been achieved but were considered probable to be achieved by September 30, 2024.

Additionally, options held by advisors and directors to purchase 300 thousand shares of common stock fair valued at $278 thousand with a weighted average of $0.93 per share, which have been granted but are to be issued over a vesting period, between Fiscal 2022 and Fiscal 2026. Options granted and issued before the vesting period are expensed when issued.

The options are fair valued using a Black-Scholes Pricing Model and market based RSU are valued based on lattice model with the following assumptions:

	Granted in Fiscal 2022	Granted in Fiscal 2021
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.42%	0.68%
Expected volatility	282%	249%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For Fiscal 2022, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) was $2.1 million and $8 thousand, respectively.

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

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2021	173	0.85
Granted	5,949	1.20
Vested	(812)	(1.26)
Cancelled/Forfeited	(27)	(1.35)
Non-vested shares as of March 31, 2022	5,283	1.17

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2021	210	0.46	0.36
Granted	150	1.39	1.39
Exercised	-	-	-
Cancelled/forfeited	(60)	(0.45)	(0.30)
Options outstanding as of March 31, 2022	300	0.93	0.89

There was a combined unrecognized expense of $5.35 million related to non-vested shares and share options that the Company expects to be recognized over weighted average life of 4.23 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2022, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022, and 2021, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2022

Cash and cash equivalents:	10,460	-	-	10,460
Total cash and cash equivalents	10,460	-	-	10,460

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	-	-
Total investments	-	-	-	-

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2021

Cash and cash equivalents:	14,548	-	-	14,548
Total cash and cash equivalents	14,548	-	-	14,548

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	92	92
Total investment	-	-	92	92

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

Income tax expense/(benefit) for each of the years ended March 31 consists of the following:

	Year Ended March 31, (in thousands)
Income Tax Expense
	2022 ($)	2021 ($)
Net income loss before tax	(15,016)	(8,811)
Tax rate	21%	21%

Expected income tax recovery	(3,153)	(1,850)
Impact of tax rate differences in foreign jurisdictions	-	(33)
Tax rate changes and other adjustments	(385)	(78)
Permanent differences	50	19
Change in valuation allowance	3,488	1,942
	-	-

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for each of the years ended March 31 are approximated as following:

	Year Ended March 31, (in thousands)
Deferred income taxes
	2022 ($)	2021 ($)

Net operating loss carry-forwards foreign	149	536
Non-capital loss carry-forwards – U.S.	10,487	7,373
Temporary differences	(66)	(827)

Net deferred tax asset	10,570	7,082
Valuation allowance	(10,570)	(7,082)
	-	-

The table below sets forth the details of expiration of the non-financial carried forward losses of the Company as of March 31, 2022, as under:

Year	Amount (in thousands) ($)

2023	52
2024	343
2025	4
2026	14
2027	34
2028	16
2029	28
2030	210
2031	3,081
2032	4,141
2033	627
2034	1,269
2035	1,735
2036	1,176
2037	819
2038	1,256
2039	4,132
2040	7,932
2041	8,841
2042	14,897
Total	50,607

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

Net sales disaggregated by significant products and services for Fiscal 2022 and 2021 are as follows:

	(in thousands) Year ended March 31,
	2022 ($)	2021 ($)
Infrastructure segment
Rental income (1)	23	1
Construction contracts (2)	15	174

Life Sciences segment
Wellness and lifestyle (3)	316	688
White label services (4)	43	35
Total	397	898

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Relates to revenue from the Life Sciences segment including the sale of wellness and lifestyle products such as hand sanitizers, bath bombs, lotions, gummies, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(4) Relates to revenue from the Life Sciences segment, including income white label services, which refers to a fully supported product or service that is made by us but sold by another company.

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Fiscal 2022 ($)	Percentage of Total Revenue (%)

Infrastructure segment	37	9%
Life Sciences segment	359	91%
Total	397	100%

	(in thousands)
Segments	Fiscal 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	175	20%
Life Sciences segment	723	80%
Total	898	100%

For information for revenue by product and service, refer Note 17, “Revenue Recognition.”

2) The table below shows the attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Fiscal 2022 ($)	Percentage of Total Revenue (%)

Asia	India	68	17%
America	U.S.	329	83%
Total		397	100%

		(in thousands)
Segments	Country	Fiscal 2021 ($)	Percentage of Total Revenue (%)

Asia	India	175	19.5%
America	U.S.	723	80.5%
Total		898	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2022 ($)
Intangible assets, net	436	481	917
Property, plant and equipment, net	4,978	4,441	9,419
Investments in unlisted securities	-	-	-
Claims and advances	550	387	937
Operating lease asset	396	54	450
Total non-current assets	6,360	5,363	11,723

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2021 ($)
Intangible assets, net	407	-	407
Property, plant and equipment, net	6,228	4,612	10,840
Investments in unlisted securities	-	12	12
Claims and advances	200	403	603
Operating lease asset	488	-	488
Total non-current assets	7,323	5,027	12,350

NOTE 19 – SUBSEQUENT EVENTS

On November 11, 2021, Hamsa Biopharma India Pvt. Ltd. (“Hamsa Biopharma”), a directly owned subsidiary of the Company, executed a Term Sheet with JNCASR, and on March 28, 2022, entered into an agreement for exclusive global rights corresponding to the molecules, technology, patent, and patent filings. The completion of outstanding items in the agreement occurred on May 10, 2022, and the agreement with JNCASR was filed on Form 8K on May 12, 2022. IGC acquired exclusive global rights to the molecule and plans to develop this lead candidate further.

On June 7, 2022, the USPTO issued a patent (#11,351,152) to the Company titled “Method and Composition for Treating Seizures Disorders”. The patent relates to compositions and methods for treating multiple types of seizure disorders and epilepsy in humans and animals using a combination of the CBD with other compounds. Subject to further research and study, the combination is intended to reduce side effects caused by hydantoin anticonvulsant drugs such as phenobarbital, by reducing the dosing of anticonvulsant drugs in humans, dogs, and cats.

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

Our Management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our Management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

(c) Changes in internal control over financial reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during Fiscal 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during Fiscal 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers, and directors

The names, ages, and positions of our executive officers and directors as of March 31, 2022, were as follows:

Name	Positions	Age	Director Since	Term will Expire

Ram Mukunda	President, Chief Executive Officer, and Director (Class C director)	63	2005	2022

Richard Prins	Chairman of the Board of Directors (Class B director)	65	2007	2024

John Lynch	Director (Class A director)	84	2021	2023

James Moran	Director (Class C director)	77	2022	2022

Claudia Grimaldi	Vice-President, Principal Financial Officer, Chief Compliance Officer, and Director (Class A director)	51	2022	2023

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as CEO and President since April 29, 2005. He is responsible for general management and over the past seven years has been largely responsible for the Company’s strategy and positioning in the medical cannabinoids industry. He has been the chief inventor and architect of all patent filings by the Company, and the thrust into R&D and medical trials, which support the Company’s desire to bring low-cost medications that address diseases and ailments that affect mankind. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, which he took public in 1997 on NASDAQ. Prior to Startec, he served as Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively, and managed companies in Europe and Asia. He has over 20 years of experience managing public companies and has acquired and integrated over 20 companies. His in-depth business experience in the medical cannabinoids industry, his knowledge of U.S. capital markets, capital structuring, international joint ventures, and broad science and engineering background make him qualified to serve as a director of our Company.

Richard Prins has been our Chairman and Audit Committee Chairman since 2012 and has served as an Independent Director since May 2007. Mr. Prins has extensive experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW). Mr. Prins served in a consulting role to RBC until January 2009. Mr. Prins currently serves on one other board, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. Mr. Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting, and internal controls over financial reporting. His knowledge of the pharmaceutical industry and experience with U.S. capital markets make him qualified to serve as a director of our Company.

John Lynch has served as an Independent Director since January 2021. He is also a member of the Audit and Compensation Committees. Mr. Lynch helped negotiate the licensing of the patent filed by the University of South Florida titled “Extreme Low Dose THC as a Therapeutic and Prophylactic Agent for Alzheimer’s Disease,” which is the basis for our Hyalolex Drops of Clarity™, available only in Puerto Rico, as well as the IGC-AD1 formulation, subject of a Phase 1 trial. Mr. Lynch has been an independent consultant since 2003, and, for the past five years, he has served IGC as an Advisor. Mr. Lynch has been instrumental in developing the intellectual property strategy for the Company. Thanks to Mr. Lynch’s strategy and support, the Company has filed eleven patents with the United States Patent & Trademark Office (USPTO) including formulations for Cannabidiol-based compositions and methods for treating pain, cachexia and eating disorders, seizures, CNS disorders, restoring energy, stuttering and Tourette syndrome (TS), and Alzheimer’s disease related symptoms. Mr. Lynch was an adjunct professor of law at Georgetown University Law Center, as well as an adjunct professor in Intellectual Property (IP) Law at the University of San Francisco School of Law. Mr. Lynch received a B.S., Chemistry, in 1960 from Fordham College and a J.D. in 1963 from Georgetown University Law Center. Mr. Lynch’s extensive experience make him qualified to serve as a director of our Company.

James Moran (Congressman Moran) has served on the Board as an Independent Director since January 2022. He served on Virginia’s 8th Congressional District for 24 years, where he was known as a “Problem Solver.” Throughout his tenure, he demonstrated bipartisan leadership and worked across the aisle to find common ground to resolve complex issues. He served on the Appropriation, Banking and Finance and Budget committees. He played a leadership role in the areas of defense, health, and the environment. During his 24 years in Congress, Congressman Moran was recognized as a champion of innovative research and development in areas including healthcare and national security, environmental protection and sustainability, and international trade and fiscal responsibility. He rose to senior leadership on the Appropriations Committee enabling him to bring billions of dollars into his Northern Virginia communities of Alexandria, Arlington, and Fairfax County. Having retired after 35 years in elected office, Congressman Moran is now with a major law firm and represents international and domestic clients in the defense, technology, entertainment, and international diplomacy sectors. He also serves in leadership roles for several non-profit foundations and is also a member of the Government Blockchain Association. Congressman Moran received a Master’s Degree in Public Administration from the University of Pittsburgh Graduate School of Public and International Affairs and a Bachelors in Economics from the College of the Holy Cross.

Congressman Moran introduced the AUTISM Educators Act in 2012, which funded partnerships between public schools and higher education and non-profit organizations to promote teaching skills for educators working with high functioning autism students. He understands that treatment and education for conditions such as Autism and Alzheimer’s disease have the potential to positively impact millions of lives. With his extensive experience in Congress and as a policy advisor on topics including health, technology, and education, we are confident Congressman Moran will be a great asset to IGC especially at a time when we pursue Phase 2/3 human trials on IGC- AD1 on individuals that have Alzheimer’s disease. Congressman Moran’s extensive experience makes him qualified to serve as a director of our Company.

Claudia Grimaldi, Vice-president, PFO and Chief Compliance Officer, is responsible for managing the accounting and finance teams in various countries and is responsible for ensuring timely and accurate statutory and regulatory compliance (SEC, FINRA, NYSE, IRS, XETRA 2, among others). She has more than ten years of experience with SEC filings, regulatory compliance, and disclosures, having held increasing responsibilities first as Manager of financial reporting and compliance from May 2011 to 2013 and then as General Manager financial reporting and compliance from 2013 to May 2018. She also serves as a Director/Manager for some of our subsidiaries. Ms. Grimaldi graduated summa cum laude from Javeriana University, a top five university in Colombia, with a Bachelor of Arts in Psychology. She holds an MBA in General Management, graduating with Highest Honors, from Meredith College, in North Carolina. She is a member of Delta Mu Delta International Honor Society. She has also completed Executive Education courses on SEC compliance, finance from UVA, and corporate governance from the Columbia Business School. In addition, she has attended the Darden School of Business Financial Management Executives program at the University of Virginia, and SEC reporting and compliance seminars. Currently she is pursuing her Directorship Certification with the National Association of Corporate Directors (“NACD”). She is also fluent in both English and Spanish.

On March 23, 2022, the Board of Directors of the Company appointed Ms. Claudia Grimaldi to serve on the Board as a non-independent director Class A until the Company’s 2023 annual meeting of stockholders upon the election and qualification of successor directors, her earlier death, resignation, or removal. Ms. Grimaldi’s extensive experience makes her qualified to serve as a director of our Company.

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

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B, and Class C) with only one class of directors being elected each year and each class serving a three-year term. The term of office of the Class A director, consisting of John Lynch and Claudia Grimaldi, will expire at the 2023 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2024 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda and James Moran, will expire at the 2022 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

The NYSE American, upon which our shares are listed, requires the majority of our Board to be “independent.” The NYSE American listing standards define an “independent director” generally as a person, other than an officer or an employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Consistent with these standards, the Board of Directors has determined that Messrs. Prins, Moran, and Lynch are independent directors.

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

Compensation committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Lynch, and Prins. Mr. Prins is the current Chairman of our Compensation Committee. The Compensation Committee’s purpose is to review and approve compensation paid to our officers and directors and to administer our 2018 Omnibus Incentive Plan. As per the compensation committee charter, candidate experience, knowledge, and performance are used to evaluate the candidate. The compensation is accordingly decided for the candidate as per the industry standards.

Compensation committee interlocks and insider participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins and John Lynch. No executive officer of the Company served as a director or member of the compensation committee of any other entity. The Compensation Committee was responsible for determining executive compensation and the award of stock, and stock options to employees, advisors, and directors during Fiscal 2022. No consultants were used by the Compensation Committee during this fiscal year.

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

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE American listing standards, who understand the audit committee functions. The NYSE American’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to the NYSE American that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance, accounting, or auditing, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, along with understanding of internal control over financial reporting. The Board of Directors has determined that Messrs. Prins and Lynch satisfy the NYSE American’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the SEC.

Board and committee meetings

During Fiscal 2022, there were 19 Board meetings, 8 meetings of the Audit Committee and 2 Compensation Committee meetings, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

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

Annual meeting attendance

All directors, either in person or telephonically, attended the 2021 annual shareholders meeting. We have a formal policy requiring the members of our Board of Directors to attend annual stockholder meetings in person or by telephone or video conference.

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

All our data, except accounting data, is stored in the cloud on multiple servers which helps us mitigate the overall risk of losing data. As part of corporate governance, we also have a cybersecurity policy that employees are required to comply with to safeguard their systems from cyber-attacks.

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during Fiscal 2022. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that Fiscal 2022’s filing requirements under Section 16(a) of the Exchange Act have been satisfied, except for (1) a Form 4 reporting one transaction by Rohit Goel filed with the SEC on May 17, 2021, (2) a Form 4 reporting three transactions by Claudia Grimaldi filed with the SEC on December 23, 2021, (3) a Form 4 reporting five transactions by Ram Mukunda filed with the SEC on December 23, 2021 (4) a Form 4 reporting 4 transactions by Richard K. Prins filed with the SEC on December 27, 2021 and (5) a Form 4 reporting two transactions by James P. Moran filed with the SEC on January 28, 2022.

Item 11. EXECUTIVE COMPENSATION

Compensation for executive officers of the Company

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to (i) all individuals serving as the smaller reporting company's principal executive officer or acting in a similar capacity during the last completed fiscal year (PEO), regardless of compensation level; (ii) the smaller reporting company's two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose compensation exceeded $100,000 a year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year.

Summary Compensation Table

(in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Other compensation (2) ($)	Total Compensation ($)
Ram Mukunda	2022	320	200	4,974	9	5,503
President and CEO	2021	292	500	-	9	801

Claudia Grimaldi	2022	150	75	516	1	742
Vice President, CCO, and PFO	2021	147	100	-	1	248

(1)

The Stock Awards represent the fair value of stock awards to the named executive officer as computed using the closing price at the day of grant. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.”  They also include two categories of Stock Awards that are set out in the tables titled “Performance Based Stock Awards” and “Market Price Based Stock Awards,” neither of these categories of Stock Awards vested as of March 31, 2022.

(2)	Includes life insurance.

Compensation to Directors

(in thousands)

The following table shows, for fiscal 2022, the compensation awarded to, earned by, or paid to non-employee directors who served on the Board during the fiscal year.

Name	Stock Awards (1)	Total Compensation ($)
Richard Prins	800	977

James Moran	150	147

John Lynch	300	377

(1)

The Stock Awards represent the fair value of stock awards to the named director as computed using the closing price at the day of grant. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.”  They also include two categories of Stock Awards that are set out in the tables titled “Performance Based Stock Awards” and “Market Price Based Stock Awards,” neither of these categories of Stock Awards vested as of March 31 2022.

Stock Awards at Fiscal Year End

(in thousands)

Name	Number of unvested Stock Awards (#)	Value of unvested Stock Awards ($)	Value of vested Stock Awards in Fiscal Year ($)	Total Value of Stock Awards ($)
Ram Mukunda	3,867	4,511	463	4,974
Claudia Grimaldi	317	400	116	516
Richard Prins	700	838	139	977
James Moran	100	98	49	147
John Lynch	150	168	209	377

The Stock Awards reflect the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program. During fiscal 2022, 150,000 options are issued and outstanding to our directors.

Included in the tables above are two categories of Stock Awards: (i) performance-based stock awards that are based on achieving milestones in the area of drug development; and (ii) market price-based awards, based on advancing the IGC stock price. Both categories are set out in the two tables titled “Performance Based Stock Awards” and “Market Price Based Stock Awards.”

Performance Based Stock Awards

Performance based Stock Awards These vest when milestones are met
Milestones	Total Stock Awards	Comments
Successful filing of IGC-AD1 protocol for Phase 2	750,000	Including the removal of any initial clinical holds
Commencement of IGC-AD1 Phase 2 trial	250,000	Including selection of sites
Completion of IGC-AD1 Phase 2 trial	312,501	Completion of trial and closing of data
Filing of Clinical Research Report (CSR) on Phase 2	187,500	Analysis of data and filing of CSR with the FDA
Successful filing of IGC-AD1 protocol for Phase 3	1,250,000	Including the removal of any initial clinical holds
Total performance-based Stock Awards	2,750,000	The total vests at the commencement of Phase 3, or commercialization of IGC-AD1 based on alternate FDA pathways, or the sale of IGC-AD1. All Stock Awards vest in the event of a change of control

Market Based Stock Awards

Market based Stock Awards These vest when a target is met
Targets	Total Stock Awards	Comments
IGC stock price at $2.5 or more	187,500	Average closing price over five consecutive trading days
IGC stock price of $3.5 or more	437,500	Average closing price over five consecutive trading days
IGC stock price of $5 or more	625,000	Average closing price over five consecutive trading days
Total Market based Stock Awards for the advancement of IGC stock price	1,250,000	All Stock Awards vest in the event of a change of control

The Company believes that as of March 31, 2022, 1.25 million Stock Awards are not probable. Neither category of Stock Awards described above vested as of March 31, 2022.

The assumptions used in calculating fair value and amortization schedule based on the probability of achieving milestones and targets are included in Note 14, “Stock-Based Compensation” to the Company’s audited financial statements for Fiscal 2022, included in this report. The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will realize from the awards. Whether, and to what extent, an individual realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

Employment contracts

Ram Mukunda has served as President and Chief Executive Officer of our Company since its inception. On November 18, 2021, the Company, and Mr. Mukunda entered into the 2021 CEO Employment Agreement that expires on November 17, 2026. Pursuant to the 2021 CEO Employment Agreement we pay Mr. Mukunda a base salary of $360,000 per year. The Employment Agreement provides that the Board of Directors of our Company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis. Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of rental payments for the car and reimbursement of business expenses). In the event of a termination without cause, including a change of control, we would be required to pay Mr. Mukunda 1.5 times the average of the total compensation as disclosed in the previous two 10-K filings prior to termination.  In addition, all unvested shares would be subject to immediate vesting.

Claudia Grimaldi has served as Vice President, Principal Financial Officer, Chief Compliance Officer, and Director of our subsidiaries since May 9, 2018. On June 14, 2019, the Company and Ms. Grimaldi entered into an Employment Agreement that expires on May 8, 2023 (the “2019 Employment Agreement”). Pursuant to the Employment Agreement, we pay Ms. Grimaldi a base salary of $150,000 per year. The Employment Agreement provides that the Company may review and update performance targets and contract bonuses on an annual basis. Ms. Grimaldi is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, and a car (subject to partial reimbursement by Ms. Grimaldi of rental payments for the car).  In the event of a termination without cause, including a change of control, we would be required to pay Ms. Grimaldi 1.5 times her compensation. In addition, unvested shares that would otherwise vest in a 12-month period would be subject to immediate vesting.

For non-employee directors, the Company has a standard compensation arrangement such as fees for committee service, service as chairman of the board, or a committee, and meeting attendance.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 6, 2022, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 6, 2022, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company. The table below sets forth as of June 6, 2022, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owner/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned (3)	Percentage of Class*
Ram Mukunda (2)	6,375	11%

Claudia Grimaldi	838	1%

Richard Prins	1,330	2%

James Moran	150	1%

John Lynch	246	1%

All Executive Officers and Directors as a group (5 persons)	8,939	16%

*Based on fully diluted 56,293,781 shares of common stock outstanding as of June 6, 2022.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o India Globalization Capital, Inc., 10224 Falls Road, Potomac, MD 20854.
(2)	The beneficial ownership table does not include 777,417 shares of common stock that is owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.
(3)	The beneficial ownership table includes approximately 5.3 million shares granted but not vested/issued to individuals listed in the table as of June 6, 2022.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (MCA) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for Fiscal 2022. During the Company’s two most recent fiscal years ended March 31, 2022, and 2021, and through June 6, 2022, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates for Fiscal 2022 and Fiscal 2021.

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

Tax fees

This category consists of professional services rendered for tax compliance, tax planning, and tax advice. These services include tax return preparation and advice on state and local tax issues.

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	March 31,
	2022	2021

Audit fees - Manohar Chowdhry & Associates	$64	$64
Audit-related fees - Manohar Chowdhry & Associates	-	-
Tax fees	9	9
All other fees	-	-
Total	$73	$73

Policy on pre-approval of audit and permissible non-audit services of independent auditors

Consistent with SEC policies regarding auditor independence, the audit committee of our Board of Directors has responsibility for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year’s audit, management may submit, if necessary, an aggregate of services expected to be rendered during that year for each of the following four categories of services to our Board of Directors for approval.

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in Fiscal 2022. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for Fiscal 2022 (the “Audited Financial Statements”):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;
•

The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for Fiscal 2022, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

•

The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management, and considered whether Manohar Chowdhry & Associates’ provision of non-audit services to the Company was compatible with the auditor’s independence; and

•

Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2022, for filing with the U.S. Securities and Exchange Commission.

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

10.03**	Restricted Stock Unit Agreement with CEO Mr. Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 23, 2021).
10.04**

Employment Agreement between India Globalization Capital, Inc. and Claudia Grimaldi dated June 14, 2019 (incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K dated June 14, 2019).

10.05

The definitive license agreement with the University of South Florida making IGC the exclusive licensee of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 12, 2017).

10.06

Sales Agreement dated January 13, 2021, by and between India Globalization Capital, Inc. and The Benchmark Company, LLC (incorporated by reference to exhibit 10.01 to the Company's current report on Form 8-K filed on January 13, 2021).

10.07

License Agreement entered into on May 10, 2022 by and between Jawaharlal Nehru Centre For Advanced Scientific Research, Bengaluru and Hamsa Biopharma India Private Limited, Delhi (incorporated by reference to exhibit 10.01 to the Company's current report on Form 8-K filed on May 12, 2022).

21.1*	Subsidiaries of India Globalization Capital, Inc.
23.1*	Consent of Manohar Chowdhry & Associates.
31.1*	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2*	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1*	Certificate pursuant to 18 USC. § 1350.
32.2*	Certificate pursuant to 18 USC. § 1350.
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

*** Furnished herewith

Item 16. FORM 10 - K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: June 22, 2022	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2022	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 22, 2022	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: June 22, 2022	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president & Chief Compliance Officer
(Principal Financial Officer)

Date: June 22, 2022	/s/ Rohit Goel
Rohit Goel
(Principal Accounting Officer)

Date: June 22, 2022	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: June 22, 2022	/s/ John Lynch
John Lynch
Director