Form 10-Q
period 2022-06-30
India Globalization Capital, Inc.
filed 2022-08-05
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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

52,534,353 shares of our common stock were outstanding as of August 1, 2022.

 | June 30, 2022, Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

 | June 30, 2022, Form 10-Q

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

For the next several years, we believe our success is highly correlated with the outcome of our clinical trials and secondarily on the sale of our products and services. The Company may not be able to complete human trials on our investigational drug candidate, or, once conducted, the results of human trials may not be favorable or as anticipated or may reflect lack of efficacy in humans or animals. Precautions including social distancing and travel restrictions, among others, surrounding the ongoing SARS CoV 2 (“COVID-19”) pandemic could lead to delays or expenses greater than anticipated or projected. Failure or delay with respect to any of the above factors could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

Our projections and investments anticipate certain regulatory changes and stable pricing, which may not hold out over the next several years. We may not be able to protect our intellectual property adequately or receive patents. We may not receive regulatory approval for our products, or trials. The patent applications we have licensed may not be granted by the United States Patent and Trademark Office (“USPTO”), even if the Company is in full compliance with USPTO requirements. We may not have adequate resources including financial resources, to successfully conduct all requisite clinical trials, to bring a product based on the above-referenced patented formulations to market, or to pay applicable maintenance fees over time. We may not be able to successfully commercialize our products even if they are successful and receive regulatory approval, including, but not limited to, based on the Food and Drug Administration’s (“FDA”) current position on hemp and hemp-based products. Failure or delay with respect to any of the factors above could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

This document also contains statements that are not approved by the FDA, including statements on hemp and hemp extracts and their potential efficacy on humans and animals. While these statements and claims are intended to be in compliance with federal and state laws, we cannot guarantee such compliance.

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on June 23, 2022, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | June 30, 2022, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2022 ($)	March 31, 2022 ($)
ASSETS
Current assets:
Cash and cash equivalents	8,053	10,460
Accounts receivable, net	147	125
Inventory	3,622	3,548
Deposits and advances	905	978
Total current assets	12,727	15,111

Intangible assets, net	937	917
Property, plant, and equipment, net	9,161	9,419
Claims and advances	922	937
Operating lease asset	419	450
Total long-term assets	11,439	11,723
Total assets	24,166	26,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	456	981
Accrued liabilities and others	1,200	1,457
Short-term loans	3	3
Total current liabilities	1,659	2,441

Long-term loans	143	144
Other liabilities	16	16
Operating lease liability	308	341
Total non-current liabilities	467	501
Total liabilities	2,126	2,942

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of June 30, 2022, and March 31, 2022.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 51,840,603 and 51,054,017 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively.	117,171	116,019
Accumulated other comprehensive loss	(3,187)	(2,968)
Accumulated deficit	(91,944)	(89,159)
Total stockholders’ equity	22,040	23,892
Total liabilities and stockholders’ equity	24,166	26,834

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended June 30,
	2022 ($)	2021 ($)
Revenue	212	77
Cost of revenue	(70)	(51)
Gross profit	142	26
Selling, general and administrative expenses	(1,550)	(1,776)
Research and development expenses	(1,394)	(444)
Operating loss	(2,802)	(2,194)
Impairment of investment	-	(37)
Other income, net	17	443
Loss before income taxes	(2,785)	(1,788)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(2,785)	(1,788)
Foreign currency translation adjustments	(219)	(86)
Comprehensive loss	(3,004)	(1,874)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.04)
Weighted-average number of shares used in computing loss per share amounts:	51,616,598	47,910,866

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation and expenses, net	-	125	-	-	125
Issuance of common stock through offering (net of expenses)	500	726	-	-	726
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(1,788)	-	(1,788)
Loss on foreign currency translation	-	-	-	(86)	(86)
Balances as of June 30, 2021	48,284	110,528	(75,931)	(2,860)	31,737

Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation and expenses, net	787	1,152	-	-	1,152
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Net loss	-	-	(2,785)	-	(2,785)
Loss on foreign currency translation	-	-	-	(219)	(219)
Balances as of June 30, 2022	51,841	117,171	(91,944)	(3,187)	22,040

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months Ended June 30,
	2022 ($)	2021 ($)
Cash flows from operating activities:
Net loss	(2,785)	(1,788)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	162	157
Impairment of non-marketable securities	-	37
Common stock-based compensation and expenses, net	1,152	125
Loss on sale of Fixed Asset	68	-
Forgiveness of PPP Loan	-	(430)

Changes in:
Accounts receivables, net	(23)	13
Inventory	(74)	2
Deposits and advances	73	4
Claims and advances	15	7
Accounts payable	(524)	90
Accrued and other liabilities	(258)	(46)
Operating lease asset	31	(50)
Operating lease liability	(33)	28
Net cash used in operating activities	(2,196)	(1,851)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(127)	(93)
Acquisition and filing cost of patents and rights	(31)	(2)
Net cash used in investing activities	(158)	(95)

Cash flows from financing activities:
Issuance of equity stock through offering (net of expenses)	-	726
Proceeds from/repayment of long-term loan	(1)	-
Net cash (used in)/provided by financing activities	(1)	726

Effects of exchange rate changes on cash and cash equivalents	(52)	(9)
Net decrease in cash and cash equivalents	(2,407)	(1,229)
Cash and cash equivalents at the beginning of the period	10,460	14,548
Cash and cash equivalents at the end of the period	8,053	13,319

Supplementary information:
Cash paid for interest		-
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	1,152	125
Forgiveness of PPP Loan	-	(430)
Amortization of operating lease	28	27

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2022, Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our” and/or “us” refer to India Globalization Capital, Inc., together with our subsidiaries and beneficially owned subsidiary. Our public filings with the Securities and Exchange Commission, the “SEC,” are available on www.sec.gov. The information contained on our various websites, including www.igcinc.us, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC has two business segments: Infrastructure and Life Sciences.

Infrastructure Segment

The Infrastructure segment involves the execution of construction contracts and the rental of heavy construction equipment. Since our inception, the Company has operated its Infrastructure segment from India.

Life Sciences Segment

The Life Sciences segment involves our over the counter products (“OTC”) and our biopharmaceutical products.

Over the Counter Products: We have created a cannabinoid-based women’s wellness brand, Holief™ available through online channels and a CBD-caffeine-infused energy drink, Sunday Seltzer™, available through wholesale channels.

●	Holief™ is an all-natural, non-GMO, vegan, line of OTC products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (“PMS”).

●

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

Biopharmaceutical:

Since 2014, this part of our business has focused primarily on the potential uses of phytocannabinoids, including Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”), in combination with other compounds to treat multiple diseases, including Alzheimer’s. As a company engaged in the clinical-stage biopharmaceutical industry, we focus our research and development efforts, subject to results of future clinical trials, on seeking pharmaceutical solutions that may a) alleviate neuropsychiatric symptoms such as agitation, anxiety, and depression associated with dementia in Alzheimer’s disease; and b) halt the onset, progression, or cure Alzheimer’s disease. We currently have one investigational new drug candidate, “IGC-AD1,” in a Phase 2 clinical trial for agitation in dementia from Alzheimer’s. IGC-AD1 is a cannabis-based compound, which is made up of ultra-low doses of THC along with another compound as active ingredients. The second molecule, TGR-63, is an enzyme inhibitor that has been shown, in pre-clinical trials, to reduce neurotoxicity in Alzheimer’s cell lines. Neurotoxicity causes cell dysfunction and death in Alzheimer’s disease. If shown to be efficacious in halting this process, this inhibitor has the potential to treat Alzheimer’s disease by ameliorating Aβ plaques.

The Company completed all dose escalation studies, and as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (“CSR”) filed with U.S. Food and Drug Administration (the “FDA”). The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 55 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2021).

 | June 30, 2022, Form 10-Q

Phase 2 Clinical Trial Update

The Company has initiated a protocol titled “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-controlled, trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease.” The protocol is powered at 146 Alzheimer’s patients with half receiving placebo and is a superiority, parallel group study. While subject to changes, we expect to conduct the trial at three sites, one in Canada and two in the U.S. The primary end point is agitation in dementia due to Alzheimer’s disease as rated by the Cohen-Mansfield Agitation Inventory (CMAI) over a six-week period. The Phase 2 trial will also look at eleven exploratory objectives, including, changes in anxiety, changes in cognitive processes such as attention, orientation, language, and visual spatial skills as well as memory, changes in depression, delusions, hallucinations, euphoria/elation, apathy, disinhibition, irritability, aberrant motor behavior, sleep disorder, appetite, quality of life, and caregiver burden. In addition, we will assess the impact of an important gene (CYP2C9) that encodes an enzyme that is involved in metabolizing the active ingredients of IGC-AD1 and many other drugs. Each participant will receive two doses of IGC-AD1 (b.i.d.) or two doses of placebo per day for six-weeks.

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

Other Developments

Our pipeline of investigational and development cannabinoid formulations also includes pain creams and tinctures for pain relief. We believe that the biopharmaceutical component of our Life Sciences strategy will at least take several more years to mature and involves considerable risk; however, we also believe it may involve greater defensible growth potential and first-to-market advantage.

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

The Company has filed fifteen (15) patent applications to address various diseases such as Alzheimer’s, Central Nervous System (“CNS”) disorders, pain, stammering, seizures in cats and dogs, eating disorders, stress-relief, and calm-restoring beverage, and fatigue. As of June 30, 2022, we have four patents.

In addition, we license two patent filings, from the:

●

University of South Florida titled “Ultra-Low dose THC as a potential therapeutic and prophylactic agent for Alzheimer’s Disease.” The U.S. Patent and Trademark Office (“USPTO”) issued a patent (#11,065,225) for this filing on July 20, 2021. The granted patent relates to IGC’s proprietary formulation, IGC-AD1, intended to assist in the treatment of individuals living with Alzheimer’s disease;

●

Jawaharlal Nehru Centre for Advanced Scientific Research (“JNCASR”) for exclusive global rights corresponding to the molecules, technology, patent, and patent filings that were the subject of JNCASR’s research into naphthalene monoimide (NMI) compounds and the role of NMI compounds have on neurotoxicity associated with Alzheimer’s Disease.” The U.S. Patent and Trademark Office (“USPTO”) issued a patent (#9230708 B2) for this filing on January 5, 2016.

 | June 30, 2022, Form 10-Q

The Company is developing three brands, including Holief™, among others. Holief™ is a non-GMO, vegan, natural, women’s line of OTC products aimed at addressing dysmenorrhea and PMS in women. Holief™, in development, seeks to connect, via a cloud-based platform, women with health care professionals who can help address dysmenorrhea, or period cramps, and PMS. Approximately 31.3 million (Statista, 2021) women in America suffer from dysmenorrhea and PMS.

Business Organization

As of June 30, 2022, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp, LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially-owned subsidiary Hamsa Biopharma Colombia SAS (formerly Hamsa Biochem SAS) (Hamsa). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s public filings with the SEC are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of June 30, 2022, and March 31, 2022, condensed consolidated statements of operations for the three months ended June 30, 2022, and 2021, and condensed consolidated statements of changes in stockholders’ deficit for the three months ended June 30, 2022, and 2021, and condensed consolidated statements of cash flows for the three months ended June 30, 2022, and 2021, are unaudited. The consolidated balance sheet as of March 31, 2022, has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2022 (“Fiscal 2022”) contained in the Company’s Form 10-K for Fiscal 2022, filed with the SEC on June 23, 2022, specifically in Note 2 to the consolidated financial statements.

Principles of consolidation

The interim statements include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of Management, the interim statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

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

 | June 30, 2022, Form 10-Q

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

No impairment has been recorded for the three months ended June 30, 2022, and 2021.

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

As of June 30, 2022, the Company does not have any investment in marketable securities.

 | June 30, 2022, Form 10-Q

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

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $147 thousand of accounts receivable, net of provision for the doubtful debt of $92 thousand as of June 30, 2022, as compared to $124 thousand of accounts receivable, net of provision for the doubtful debt of $93 thousand as of March 31, 2022.

Inventory

Inventory is valued at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods related to wellness products, hand sanitizers, finished hemp-based products, beverages, among others as well as work-in-progress such as extracted hemp crude oil, hemp-based isolate, growing crops, harvested crops, and herbal oils, among others. Work-in-progress also includes product manufacturing in process, costs of growing hemp, in accordance with applicable laws and regulations including but not limited to labor, utilities, fertilizers, and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping, and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

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

 | June 30, 2022, Form 10-Q

The carrying amounts of the Company’s financial instrument include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values due to the nature of the items. Please refer to Note 15 – “Fair Value of Financial Instruments”, for further information.

Earnings/(Loss) per share

The computation of basic loss per share for the three months ended June 30, 2022, excludes potentially dilutive securities of approximately 7.1 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the three months ended June 30, 2022, and 2021, used for the computation of basic earnings per share (“EPS”) is 51,616,598 and 47,910,866, respectively. Due to the loss incurred by the Company during the three months ended June 30, 2022, and 2021, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures that, while there can be no assurance, we expect are likely to safeguard the Company against breaches. In the three months ended June 30, 2022, there were no impactful breaches in cybersecurity.

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

 | June 30, 2022, Form 10-Q

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

Net sales disaggregated by significant products and services for the three months ended June 30, 2022, and 2021 are as follows:

	(in thousands) Three months ended June 30,
	2022 ($)	2021 ($)
Infrastructure segment
Rental income (1)	10	-
Construction contracts (2)	-	15

Life Sciences segment
Wellness and lifestyle (3)	80	62
White labeling services (4)	122	-
Total	212	77

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction contracts consist of the execution of contracts directly or through subcontractors.

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

 | June 30, 2022, Form 10-Q

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of June 30, 2022.

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

Recently issued accounting pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its condensed financial statements.

 | June 30, 2022, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of June 30, 2022 ($)	As of March 31, 2022 ($)
Raw materials	2,242	2,247
Work-in-Progress	628	584
Finished goods	752	717
Total	3,622	3,548

Inventory in the form of work-in-progress as of June 30, 2022, comprises, but it is not limited to, various hemp-based extracts such as hemp crude oil, hemp distillate, and hemp isolate. Finished goods comprises, but it’s not limited to, hand sanitizers, gummies, lotions, and beverages, among others.

During the three months ended June 30, 2022, the Company wrote off approximately $73 thousand of inventory due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General, and Administrative Expenses.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of June 30, 2022 ($)	As of March 31, 2022 ($)
Advances to suppliers and consultants	159	170
Other receivables and deposits	495	472
Prepaid expense and other current assets	251	336
Total	905	978

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segments. Prepaid expense and other current assets include approximately $125 thousand of statutory advances as of June 30, 2022, as compared to $170 thousand as of March 31, 2022.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of June 30, 2022 ($)	As of March 31, 2022 ($)
Amortized intangible assets
Patents	522	290
Other intangibles	32	32
Accumulated amortization	(61)	(51)
Total amortized intangible assets	493	271

Other intangible assets
Patents	444	646
Other intangibles	-	-
Total unamortized intangible assets	444	646
Total intangible assets	937	917

 | June 30, 2022, Form 10-Q

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 15 patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended June 30, 2022, and 2021, amounted to approximately $10 thousand and $5 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of June 30, 2022, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2024	11
For the year ended 2025	12
For the year ended 2026	14
For the year ended 2027	15
For the year ended 2028	16

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of June 30, 2022 ($)	As of March 31, 2022 ($)
Land	N/A	4,266	4,438
Buildings and facilities	25	2,966	2,810
Plant and machinery	5-20	4,351	4,594
Computer equipment	3	241	241
Office equipment	3-5	184	145
Furniture and fixtures	5	142	141
Vehicles	5	161	163
Construction in progress	N/A	-	108
Total gross value		12,311	12,639
Less: Accumulated depreciation		(3,150)	(3,220)
Total property, plant, and equipment, net		9,161	9,419

The depreciation expense in the three months ended June 30, 2022, and 2021, amounted to approximately $152 thousand for each of the periods. The net decrease in total Property, Plant and Equipment is primarily due to depreciation and foreign exchange translations of a decrease in value of foreign currencies. As of June 30, 2022, the construction in progress related to the Maryland office extension is completed and moved to Building and facilities. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – LEFT BLANK INTENTIONALLY

 | June 30, 2022, Form 10-Q

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of June 30, 2022 ($)	As of March 31, 2022 ($)
Claims receivable (1)	354	368
Non-current advances (2)	568	569
Total	922	937

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

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the three months ended June 30, 2022, and 2021 are approximately $45 thousand and $31 thousand, respectively. The Company also has four operating leases as of June 30, 2022.

America: In November 2019, the Company entered into a lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020, to November 30, 2025. The annual lease expense is approximately $122 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 3.4 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company renewed three lease agreements for terms between three to four years expiring between 2023 and 2024. The total annual lease expense is approximately $6 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 1.75-2.5 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended June 30, 2022 ($)	(in thousands) Three months ended June 30, 2021 ($)
Operating lease costs	37	37
Short term lease costs	45	31
Variable lease costs	-	-
Total lease costs	82	68

 | June 30, 2022, Form 10-Q

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	As of June 30, 2022 ($)	As of March 31, 2022 ($)
Assets
Operating lease asset	419	450
Total lease assets	419	450

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	126	123
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	308	341
Total lease liability	434	464

(in thousands) As of June 30, 2022 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	26
Right-of-use assets obtained in exchange for operating lease obligations	419

As of June 30, 2022, the following table summarizes the maturity of our lease liabilities:

June-23	149
June-24	149
June-25	133
June-26	87
June-27	-
Less: Present value discount	(84)
Total lease liabilities	434

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of June 30, 2022 ($)	As of March 31, 2022 ($)
Compensation and other contributions	765	1,054
Provision for expenses	54	103
Other current liability	381	300
Total	1,200	1,457

 | June 30, 2022, Form 10-Q

Compensation and other contribution related liabilities consist of accrued salaries to employees. Provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes $126 thousand and $123 thousand of the current operating lease liability and statutory payables of approximately $29 thousand and $55 thousand as of June 30, 2022, and March 31, 2022, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of June 30, 2022:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the three months ended June 30, 2022, the interest expense and principal payment for the EIDL was approximately $1 thousand and $1 thousand respectively and for the three months ended June 30, 2021, the interest expense was approximately $469. As of June 30, 2022, approximately $143 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of
	June 30, 2022 ($)	March 31, 2022 ($)
Statutory reserve	16	16
Total	16	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2022, except as disclosed in legal proceedings section below.

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

NOTE 13 – SECURITIES

As of June 30, 2022, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 51,840,603 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of June 30, 2022.

Our common stock is listed on the NYSE American (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1). The Company also has 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer and Trust, to separate their units into common stock.

 | June 30, 2022, Form 10-Q

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

NOTE 14 – STOCK-BASED COMPENSATION

As of June 30, 2022, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,337,627 shares of common stock have been issued to employees, non-employees, and advisors. In addition, 6.9 million restricted share units (RSUs) fair valued at $6.9 million with a weighted average value of $1 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 3.9 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as an employee or director with the Company. The performance based RSUs are accounted upon certification by Management confirming the probability of achievement of milestones. As of June 30, 2022, Management confirmed two of the milestones had been achieved and rest were considered probable to be achieved by March 31, 2027.

Additionally, options held by advisors and directors to purchase 300 thousand shares of common stock fair valued at $278 thousand with a weighted average of $0.93 per share have been granted but are to be exercised over a service period ending in Fiscal 2031. Options exercised before the service period are expensed when exercised.

The options are valued using a Black-Scholes Pricing Model and Market based RSU are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2023	Granted in Fiscal 2022
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.64%	2.42%
Expected volatility	285%	282%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, General and Administrative expenses (including research and development). For the three months ended June 30, 2022, the Company’s share-based expense and option-based expense shown in Selling, General and Administrative expenses (including research and development) was $1.14 million and $8 thousand, respectively.

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

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2022	5,283	1.17
Granted	1,660	0.43
Vested	(1,022)	(1.12)
Cancelled/forfeited	-	-
Non-vested shares as of June 30, 2022	5,921	0.98

 | June 30, 2022, Form 10-Q

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2022	300	0.93	0.34
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of June 30, 2022	300	0.93	0.34

There was a combined unrecognized expense of $5 million related to non-vested shares and share options that the Company expects to be recognized over the weighted average life of 3.25 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2022, the Company’s marketable securities, if any, may consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using cost-method. For further information refer to Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022, and March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
June 30, 2022

Cash and cash equivalents:	8,053	-	-	8,053
Total cash and cash equivalents	8,053	-	-	8,053

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	-	-
Total Investments	-	-	-	-

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2022

Cash and cash equivalents:	10,460	-	-	10,460
Total cash and cash equivalents	10,460	-	-	10,460

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	-	-
Total investments	-	-	-	-

 | June 30, 2022, Form 10-Q

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

Products and Services

	(in thousands)
Segments	Three months ended June 30, 2022 ($)	Percentage of Total Revenue (%)

Infrastructure segment	10	5%
Life Sciences segment	202	95%
Total	212	100%

	(in thousands)
Segments	Three months ended June 30, 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	15	19%
Life Sciences segment	62	81%
Total	77	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

 | June 30, 2022, Form 10-Q

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended June 30, 2022 ($)	Percentage of Total Revenue (%)

Asia	India	10	5%
America	U.S.	202	95%
Total		212	100%

		(in thousands)
Segments	Country	Three months ended June 30, 2021 ($)	Percentage of Total Revenue (%)

Asia	India	17	22%
America	U.S.	60	78%
Total		77	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of June 30, 2022 ($)
Intangible assets, net	937	-	937
Property, plant, and equipment, net	4,843	4,318	9,161
Claims and advances	550	372	922
Operating lease asset	372	47	419
Total non-current assets	6,702	4,737	11,439

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2022 ($)
Intangible assets, net	436	481	917
Property, plant, and equipment, net	4,978	4,441	9,419
Non-marketable securities	-	-	-
Claims and advances	550	387	937
Operating lease asset	396	54	450
Total non-current assets	6,360	5,363	11,723

NOTE 17 – SUBSEQUENT EVENTS

None to report.

 | June 30, 2022, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company’s consolidated financial condition and results of operations and cash flows, and should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2022, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on June 23, 2022 (the “2022 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections, as well as discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

IGC has two segments: Life Sciences and Infrastructure.

Infrastructure Segment

The Infrastructure segment involves the execution of construction contracts and the rental of heavy construction equipment. Since our inception, the Company has operated its Infrastructure segment from India.

Life Sciences Segment

The Life Sciences segment involves our over the counter products (“OTC”) and our biopharmaceutical products.

Over the Counter Products: We have created a cannabinoid-based women’s wellness brand, Holief™ available through online channels and a CBD-caffeine-infused energy drink, Sunday Seltzer™, available through wholesale channels.

●	Holief™ is an all-natural, non-GMO, vegan, line of OTC products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (“PMS”).

●

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

 | June 30, 2022, Form 10-Q

The Company completed all dose escalation studies, and as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (“CSR”) filed with U.S. Food and Drug Administration (the “FDA”). The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 55 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2021).

Other Developments

Our pipeline of investigational and development cannabinoid formulations also includes pain creams and tinctures for pain relief. We believe that the biopharmaceutical component of our Life Sciences strategy will at least take several more years to mature and involves considerable risk; however, we also believe it may involve greater defensible growth potential and first-to-market advantage.

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

Company Highlights

●

The Company has initiated a protocol titled “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-controlled, trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease.” The protocol is powered at 146 Alzheimer’s patients with half receiving placebo and is a superiority, parallel group study. While subject to changes, we expect to conduct the trial at three sites, one in Canada and two in the U.S. The primary end point is agitation in dementia due to Alzheimer’s disease as rated by the Cohen-Mansfield Agitation Inventory (CMAI) over a six-week period.

●

On June 7, 2022, the USPTO issued a patent (#11,351,152) to the Company titled “Method and Composition for Treating Seizures Disorders.” The patent relates to compositions and methods for treating multiple types of seizure disorders and epilepsy in humans and animals using a combination of the CBD with other compounds. Subject to further research and study, the combination is intended to reduce side effects caused by hydantoin anticonvulsant drugs such as phenobarbital, by reducing the dosing of anticonvulsant drugs in humans, dogs, and cats.

●

On May 10, 2022, Hamsa Biopharma India Pvt. Ltd. (“Hamsa Biopharma”), a directly owned subsidiary of the Company, completed outstanding items in the agreement executed with the Jawaharlal Nehru Centre for Advanced Scientific Research (“JNCASR”). The agreement was signed on March 28, 2022, for exclusive global rights corresponding to certain molecules, technology, patent, and patent filings as discussed herein.

Strategy

The Life Sciences segment strategy includes:

1.	Subject to FDA approval, developing IGC-AD1 as a drug for treating agitation in dementia due to Alzheimer’s and investigating and developing TGR 63 for the potential treatment of Alzheimer’s disease.

2.	Marketing HoliefTM, Sunday SeltzerTM, and white label services.

We believe developing a drug for either symptoms or as a disease modifying agent has considerable risk due to the need for multi-year trials and FDA approval. However, there is considerable upside and significant value creation to the extent we obtain first-to-market advantage, of which there can be no assurance. If we were to obtain first-to-market advantage, such advantage could result in significant growth if and when an approved drug launches. Our HoliefTM strategy includes expanding the line of products and developing online services that connect women with healthcare professionals who can help with PMS and dysmenorrhea. Building an online community that brings women together can create brand equity and loyalty.

 | June 30, 2022, Form 10-Q

We believe that additional investment in clinical trials, R&D, facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to ongoing growth of the Life Sciences segment. These investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. While there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new hemp-based products that can provide treatment options for multiple conditions, symptoms, and side effects.

Our Infrastructure segment strategy includes winning and executing competitively bid construction contracts, such as building roads, bridges, and other civil works in Kerala, India.

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

In response, we have oriented our current focus on a) the human trials on IGC-AD1 and getting an Alzheimer’s drug through trials and to market, subject to FDA approval; and b) launching a cannabinoid-based women’s wellness line of products designed to assist in managing PMS and Dysmenorrhea.

Results of Operations for the Three Months Ended

June 30, 2022, and June 30, 2021

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended June 30, 2022, and June 30, 2021:

Statement of Operations (in thousands, unaudited)

	Three months ended June 30,
	2022 ($)	2021 ($)	Change ($)	Percent Change
Revenue	212	77	135	175%
Cost of revenue	(70)	(51)	(19)	37%
Gross profit	142	26	116	446%
Selling, general and administrative expenses	(1,550)	(1,776)	226	(13)%
Research and development expenses	(1,394)	(444)	(950)	214%
Operating loss	(2,802)	(2,194)	(608)	28%
Impairment of investment	-	(37)	37	(100)%
Other income, net	17	443	(426)	(96)%
Loss before income taxes	(2,785)	(1,788)	(997)	56%
Income tax expense/benefit	-	-	-	-
Net loss	(2,785)	(1,788)	(997)	56%

Revenue – Revenue in the three months ended June 30, 2022, and June 30, 2021, was primarily derived from our Life Sciences segment, which involved sales of products such as lotion, gummies, and alcohol-based hand sanitizers, among others. Revenue was approximately $212 thousand and $77 thousand for the three months ended June 30, 2022, and June 30, 2021, respectively. The Infrastructure segment had lower revenue during the three months ended June 30, 2022 due to the slower recovery from the COVID-19 pandemic, the ensuing disruption, and the onset of the monsoon season in India, which hampers construction activity. We anticipate lower revenue from the Infrastructure segment for the foreseeable future.

 | June 30, 2022, Form 10-Q

Cost of revenue – Cost of revenue amounted to approximately $70 thousand for the three months ended June 30, 2022, compared to $51 thousand in the three months ended June 30, 2021. The cost of revenue in the three months ended June 30, 2022, is primarily attributable to raw materials that are required to produce our products. Our gross margin increased from 34% to 67%, which reflects our increased sales from higher-margin Life Sciences segment as opposed to the lower margin infrastructure segment, which has traditionally been a lower margin business.

Selling, general and administrative expenses (“SG&A”) – SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts and advances, if any. SG&A expenses decreased by approximately $226 thousand or 13% to approximately $1.5 million for the three months ended June 30, 2022, from approximately $1.8 million for the three months ended June 30, 2021. The decrease is from decreased marketing and legal expenses.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $950 thousand or 214% to $1.4 million during the three months ended June 30, 2022, from approximately $444 thousand during three month ended June 30, 2021. The increase is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63. We anticipate additional increases to R&D expenses as the Phase 2 trial commences with patient sign ups.

Impairment of investment – During the three month ended June 30, 2022, there was no impairment of investment. During the three month ended June 30, 2021, the Company decided to dispose of its holding in and exit the acquisition of Evolve I. As a result, Company impaired the investment of $37 thousand in the three months ended June 30, 2021.

Other income, net – Other net income decreased by approximately $426 thousand or 96% during the three months ended June 30, 2022. The total other income for the three months ended June 30, 2022, and 2021, is approximately $17 thousand and $443 thousand, respectively. During the three months ended June 30, 2021, the other income included one time income of approximately $430 thousand related to forgiveness of PPP Note. Other income includes interest income and rental income, dividend income, and unrealized gains from marketable securities, net, and income from sale of scrap, among others.

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

While the Company believes its existing balances of cash, cash equivalents and marketable securities, and other short-term liquidity arrangements will be sufficient to satisfy its working capital needs, capital asset purchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes, clinical trials and other liquidity requirements, if any, associated with its existing operations over the next 12 months, it will raise money as and when it is able to do so. The Company continues to utilize the ATM to raise capital. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, legal expenses, and workforce.

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, unaudited)

	As of June 30, 2022 ($)	As of March 31, 2022 ($)	Change	Percent Change
Cash and cash equivalents	8,053	10,460	(2,407)	(23)%
Working capital	11,068	12,670	(1,602)	(13)%

 | June 30, 2022, Form 10-Q

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $2.4 million to $8 million in the three months ended June 30, 2022, from $10.4 million as of March 31, 2022, a decrease of approximately 23%.

The major decrease was due to approximately $158 thousand in purchase of property, plant, and equipment and acquisition of intangible assets and approximately $2.2 million of net cash loss.

Summary of Cash flows

	(in thousands, unaudited)

	Three months ended June 30,
	2022	2021	Change	Percent Change
Cash used in operating activities	(2,196)	(1,851)	(345)	19%
Cash used in investing activities	(158)	(95)	(62)	65%
Cash (used in)/provided by financing activities	(1)	726	(727)	(100)%
Effects of exchange rate changes on cash and cash equivalents	(52)	(9)	(44)	505%
Net decrease in cash and cash equivalents	(2,407)	(1,229)	(1,178)	96%
Cash and cash equivalents at the beginning of period	10,460	14,548	(4,088)	(28)%
Cash and cash equivalents at the end of the period	8,053	13,319	(5,266)	(40)%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2022, was approximately $2.2 million. It consists of a net loss of approximately $2.8 million, a positive impact on cash due to non-cash expenses of approximately $1.4 million, and a negative changes in operating assets and liabilities of approximately $793 thousand. Non-cash expenses consist of an amortization/depreciation charge of approximately $162 thousand and stock-based expenses of approximately $1.2 million. In addition, changes in operating assets and liabilities had a negative impact of approximately $793 thousand on cash, of which approximately $258 thousand is due to decrease in accrued and other liabilities and approximately $524 thousand decrease in accounts payable.

Net cash used in operating activities for the three months ended June 30, 2021, was approximately $1.9 million. It consists of a net loss of approximately $1.8 million, a negative impact on cash due to non-cash expenses of approximately $110 thousand, and changes in operating assets and liabilities of approximately $48 thousand. Non-cash expenses consist of an amortization/depreciation charge of approximately $157 thousand, stock-based expenses of approximately $125 thousand, and a gain due to forgiveness of PPP Note of $430 thousand. In addition, changes in operating assets and liabilities had a positive impact of approximately $48 thousand on cash, of which approximately $46 thousand is due to decrease in accrued and other liabilities and operating lease assets.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2022, was approximately $158 thousand, which comprised of expenses of approximately $31 thousand for the acquisition and filing expenses related to patents and purchase of property, plant, and equipment of approximately $127 thousand.

Net cash used in investing activities for the three months ended June 30, 2021, was approximately $95 thousand, which comprised of expenses of approximately $2 thousand for the acquisition and filing expenses related to patents and purchase of property, plant, and equipment of approximately $93 thousand.

Financing Activities

Net cash used by financing activities was approximately $1 thousand for the three months ended June 30, 2022, which is comprised of re-payment of loan.

Net cash provided by financing activities was approximately $726 thousand for the three months ended June 30, 2021, which is comprised of net proceeds from issuance of equity stock through ATM offering, net of all expenses related to issuance of stock.

 | June 30, 2022, Form 10-Q

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

Critical Accounting Policies

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require Management’s most subjective or complex judgments and estimates. Our Management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity. We have a cybersecurity policy in place and have taken cybersecurity measures that, although there can be no assurance, we expect are likely to safeguard the Company against breaches. There were no impactful breaches in cybersecurity during the three months ended June 30, 2022.

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements which may be applicable to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2022 Form 10-K.

 | June 30, 2022, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | June 30, 2022, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of June 30, 2022, the Company and one of its officers are parties to the following litigation matter:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (“Apogee”) and John R. Clarke (“Clarke”) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (“Mukunda”) (the “Apogee Litigation”). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners and Co., LLC (“Midtown”). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s cross-claim against the Company for alleged breach of the purchase agreement; and Clarke’s claim against the Company for alleged breach of an alleged promise to issue him shares of the Company. The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company and Mukunda deny any and all liability and, in particular, deny many of the factual allegations contained in the Apogee Litigation. Both the Company and Mukunda intend to vigorously defend the litigation and are represented by counsel for that purpose.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 | June 30, 2022, Form 10-Q

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

10.01

License Agreement entered into on May 10, 2022 by and between Jawaharlal Nehru Centre For Advanced Scientific Research, Bengaluru and Hamsa Biopharma India Private Limited, Delhi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2022).

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

 | June 30, 2022, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: August 5, 2022	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | June 30, 2022, Form 10-Q