Form 10-Q
period 2022-09-30
India Globalization Capital, Inc.
filed 2022-11-01
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

53,067,436 shares of our common stock were outstanding as of October 19, 2022.

 | September 30, 2022, Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

 | September 30, 2022, Form 10-Q

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

For the next several years, we believe our success is highly correlated with the outcome of our clinical trials and secondarily with the sale of our products and services. The Company may not be able to complete human trials on our investigational drug candidate, or, once conducted, the results of human trials may not be favorable or as anticipated or may reflect lack of efficacy in humans or animals. Precautions, including social distancing and travel restrictions, among others, surrounding the ongoing SARS CoV 2 (“COVID-19”) pandemic could lead to delays or expenses greater than anticipated or projected. Failure or delay with respect to any of the above factors could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on June 23, 2022, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | September 30, 2022, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2022 ($)	March 31, 2022 ($)
ASSETS
Current assets:
Cash and cash equivalents	6,623	10,460
Accounts receivable, net	189	125
Short term investments	193	-
Inventory	3,750	3,548
Deposits and advances	444	978
Total current assets	11,199	15,111

Intangible assets, net	952	917
Property, plant, and equipment, net	8,470	9,419
Claims and advances	950	937
Operating lease asset	387	450
Total long-term assets	10,759	11,723
Total assets	21,958	26,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	456	981
Accrued liabilities and others	926	1,460
Total current liabilities	1,382	2,441

Long-term loans	142	144
Other liabilities	15	16
Operating lease liability	275	341
Total non-current liabilities	432	501
Total liabilities	1,814	2,942

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of September 30, 2022, and March 31, 2022.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 53,058,061 and 51,054,017 shares issued and outstanding as of September 30, 2022, and March 31, 2022, respectively.	117,899	116,019
Accumulated other comprehensive loss	(3,369)	(2,968)
Accumulated deficit	(94,386)	(89,159)
Total stockholders’ equity	20,144	23,892
Total liabilities and stockholders’ equity	21,958	26,834

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
	($)	($)	($)	($)

Revenue	202	56	414	133
Cost of revenue	(67)	(18)	(137)	(69)
Gross profit	135	38	277	64
Selling, general and administrative expenses	(1,855)	(4,110)	(3,405)	(5,886)
Research and development expenses	(768)	(276)	(2,162)	(720)
Operating loss	(2,488)	(4,348)	(5,290)	(6,542)
Impairment of investment	-	-	-	(37)
Other income, net	46	4	63	447
Loss before income taxes	(2,442)	(4,344)	(5,227)	(6,132)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(2,442)	(4,344)	(5,227)	(6,132)
Foreign currency translation adjustments	(182)	20	(401)	(66)
Comprehensive loss	(2,624)	(4,324)	(5,628)	(6,198)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	(0.09)	(0.10)	(0.13)
Weighted-average number of shares used in computing net loss per share amounts:	52,194,098	49,948,930	52,082,096	48,935,466

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended September 30, 2021	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of June 30, 2021	48,284	110,528	(75,931)	(2,860)	31,737
Common stock-based compensation & expenses, net	1,507	424	-	-	424
Issuance of common stock through offering (net of expenses)	1,250	3,419	-	-	3,419
Net loss	-	-	(4,344)	-	(4,344)
Foreign currency translation adjustments	-	-	-	20	20
Balances as of September 30, 2021	51,041	114,371	(80,275)	(2,840)	31,256

Three months ended September 30, 2022
Balances as of June 30, 2022	51,841	117,171	(91,944)	(3,187)	22,040
Common stock-based compensation & expenses, net	1,009	624	-	-	624
Issuance of common stock through offering (net of expenses)	208	104	-	-	104
Net loss	-	-	(2,442)	-	(2,442)
Foreign currency translation adjustments	-	-	-	(182)	(182)
Balances as of September 30, 2022	53,058	117,899	(94,386)	(3,369)	20,144

Six months ended September 30, 2021	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation & expenses, net	1,507	549	-	-	549
Issuance of common stock through offering (net of expenses)	1,750	4,145	-	-	4,145
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(6,132)	-	(6,132)
Foreign currency translation adjustments	-	-	-	(66)	(66)
Balances as of September 30, 2021	51,041	114,371	(80,275)	(2,840)	31,256

Six months ended September 30, 2022
Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation & expenses, net	1,796	1,776	-	-	1,776
Issuance of common stock through offering (net of expenses)	208	104	-	-	104
Net loss	-	-	(5,227)	-	(5,227)
Foreign currency translation adjustments	-	-	-	(401)	(401)
Balances as of September 30, 2022	53,058	117,899	(94,386)	(3,369)	20,144

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months Ended September 30,
	2022 ($)	2021 ($)
Cash flows from operating activities:
Net loss	(5,227)	(6,132)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	332	320
Provision for bad debt	-	1,718
Impairment of non-marketable securities	-	37
Common stock-based compensation and expenses, net	1,776	549
Net loss on sale of fixed asset	45	-
Forgiveness of PPP Loan	-	(430)

Changes in:
Accounts receivables, net	(65)	36
Inventory	(202)	(20)
Deposits and advances	534	(150)
Claims and advances	(13)	(8)
Accounts payable	(524)	(56)
Accrued and other liabilities	(535)	6
Operating lease asset	63	(22)
Operating lease liability	(66)	(1)
Net cash used in operating activities	(3,882)	(4,153)

Cash flow from investing activities:
Net purchase of property, plant, and equipment	277	(125)
Investment in short term investments	(193)	-
Acquisition and filing cost of patents and rights	(60)	(15)
Net cash provided by/(used in) investing activities	24	(140)

Cash flows from financing activities:
Issuance of equity stock through offering (net of expenses)	103	4,145
Repayment of long-term loan	(2)	(1)
Net cash provided by financing activities	101	4,144

Effects of exchange rate changes on cash and cash equivalents	(80)	-
Net decrease in cash and cash equivalents	(3,837)	(149)
Cash and cash equivalents at the beginning of the period	10,460	14,548
Cash and cash equivalents at the end of the period	6,623	14,399

Supplementary information:
Cash paid for interest	-	-
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	1,776	549
Forgiveness of PPP Loan	-	(430)
Amortization of operating lease	54	53

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2022, Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022

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

NOTE 1 – BUSINESS DESCRIPTION

Corporate History

IGC has two business segments: Infrastructure and Life Sciences. We are a Maryland corporation established in 2005. Our fiscal year is the 52- or 53-week period ending March 31.

Overview of the Infrastructure Segment

The Infrastructure segment involves the execution of construction contracts and the rental of heavy construction equipment. The Company operates its Infrastructure segment from India.

Overview of Life Sciences Segment

The Life Sciences segment operates primarily through wholly owned subsidiaries including IGC Pharma LLC, a clinical-stage biopharmaceutical company based in Maryland. The purpose of IGC Pharma LLC is to effectively treat Alzheimer’s patients and alleviate caregiver burden. Over the past eight years, we have developed a deep knowledge of cannabinoid science, including its extraction, isolation, purification, and development. Our strategy is to leverage our unique platform to develop a class-leading program to treat neurodegenerative diseases such as Alzheimer’s.

We currently have two main investigational drug assets in various stages of development:

1)	IGC-AD1, our lead therapeutic candidate is in Phase 2 trials for treating agitation in dementia from Alzheimer’s, and
2)	TGR-63, an enzyme inhibitor shown in pre-clinical trials to reduce neurotoxicity in Alzheimer's cell lines.

IGC-AD1 and TGR-63, both small molecules, have shown in Alzheimer’s cell lines, that they can potentially suppress or ameliorate a key protein responsible for Aβ plaques, a key hallmark of Alzheimer’s disease.

The Company controls eight patents and seven patent applications, including two each for IGC-AD1 and TGR-63 and their use related to Alzheimer’s.

The Life Sciences segment also includes the development of over-the-counter personal care products, operated by certain of the Company’s subsidiaries under various brand lines. We have created a cannabinoid-based women’s wellness brand, Holief™ available through online channels, and a CBD-caffeine-infused energy drink, Sunday Seltzer™, available through wholesale channels.

●

Holief™ is a vegan, non-GMO, cruelty free, paraben free, lab verified, CBD infused line of OTC products with plant based ingredients aimed at supporting menstrual cramp (dysmenorrhea) discomforts and other premenstrual symptoms (“PMS”).

●

Sunday Seltzer™ is a vegan, organic, lightly carbonated energy drink with natural caffeine from green tea extract, CBD, vitamin B and vitamin C, with no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon and peach-ginger. In addition, Sunday Seltzer™ is also available in four other flavors with no caffeine.

Both Holief™ and Sunday Seltzer™ are compliant with applicable federal, state, and local laws, and regulations.

 | September 30, 2022, Form 10-Q

Other Recent Developments

On September 20, 2022, the USPTO granted a second patent (#11,446,276) for the treatment of Alzheimer’s disease titled “Extreme low dose THC as a therapeutic and prophylactic agent for Alzheimer’s disease.” The original patent application was initiated by the University of South Florida (“USF”) and filed on August 1, 2016. On May 25, 2017, the Company entered into an exclusive license agreement with USF with respect to the patent application and the associated research conducted on Alzheimer’s disease. IGC-AD1, described above, is based on some of this research.

Business Organization

As of September 30, 2022, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp, LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially owned subsidiary Hamsa Biopharma Colombia SAS (formerly Hamsa Biochem SAS). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company is a Maryland corporation established in 2005. The Company’s public filings with the SEC are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of September 30, 2022, and March 31, 2022, condensed consolidated statements of operations for the three months and six months ended September 30, 2022, and 2021, and condensed consolidated statements of changes in stockholders’ deficit for the three months and six months ended September 30, 2022, and 2021, and condensed consolidated statements of cash flows for the six months ended September 30, 2022, and 2021, are unaudited. The consolidated balance sheet as of March 31, 2022, has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

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

 | September 30, 2022, Form 10-Q

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

Presentation and functional currencies

IGC operates in the U.S., India, Colombia, and Hong Kong, and a portion of the Company’s financials are denominated in the Indian Rupee (“INR”), the Hong Kong Dollar (“HKD”), or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, the HKD, or the COP affect our financial statements.

The accompanying financial statements are reported in USD. The INR, HKD, and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into USD is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive (loss), a separate component of shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

Impairment of long-lived assets

The Company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings, future anticipated cash flows, business plans, and material adverse changes in the economic climate, such as changes in the operating environment, competitive information, and the impact of changes in government policies. For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. For assets, the Company intends to dispose of by sale, a loss or profit is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets. Fair value is determined based on quoted market prices, if available, or other valuation techniques including discounted future net cash flows. Unlike goodwill, long-lived assets are assessed for impairment only where there are any specific indicators for impairment.

No impairment has been recorded for the six months ended September 30, 2022, and 2021.

Short-term and long-term investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relation to our investment guidelines and market conditions. Short-term and long-term investments consist of equity investment, mutual funds, corporate, various government securities, and municipal debt securities, as well as certificates of deposit. Certificates of deposit and commercial paper are carried at cost which approximates fair value. Available-for-sale securities: Investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position.

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures.” Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income/(loss) is recognized in other comprehensive income/(loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321, “Investments-Equity Securities.”

 | September 30, 2022, Form 10-Q

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than the cost. To determine credit losses, we employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than the carrying value. Changes in value are recorded in other income (expense), net.

As of September 30, 2022, the Company has approximately $193 thousand in short-term investments.

Stock–based compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity ASC Topic 718, “Stock-Based Compensation.” The Company expenses stock-based compensation to employees over the requisite vesting period based on the award’s estimated grant-date fair value. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date. For performance-based awards with a vesting schedule based entirely on the attainment of performance conditions, stock-based compensation expense associated with each tranche is recognized over the expected achievement period for the operational milestone, beginning at the point in time when the relevant operational milestone is considered probable to be achieved.

For market-based awards, stock-based compensation expense is recognized over the expected achievement period. The fair value of such awards is estimated on the grant date using the binomial lattice model.

The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions in calculating the fair value of stock-based awards represent management’s best estimates. Generally, the closing share price of the Company’s common stock on the date of grant is considered the fair value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends. For further information, refer to Note 14, “Stock-Based Compensation” of Notes to Consolidated Financial Statements.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If a customer’s financial condition deteriorates, additional allowances may be required. We had $189 thousand of accounts receivable, net of provision for the doubtful debt of $35 thousand as of September 30, 2022, as compared to $125 thousand of accounts receivable, net of provision for the doubtful debt of $93 thousand as of March 31, 2022.

 | September 30, 2022, Form 10-Q

Inventory

Inventory is valued at the lower of cost or net realizable value, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of raw materials, finished goods related to wellness products, hand sanitizers, finished hemp-based products and beverages, among others, as well as work-in-progress such as extracted hemp crude oil, hemp-based isolate, growing crops, harvested crops, and herbal oils, among others. Work-in-progress also includes product manufacturing in process, and costs of growing hemp, in accordance with applicable laws and regulations, including but not limited to labor, utilities, fertilizers, and irrigation. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping, and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products, and wasted material (spoilage) are expensed in the period they are incurred.

Fair value of financial instruments

ASC 820, “Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Earnings/(Loss) per share

The computation of basic loss per share for the six months ended September 30, 2022, excludes potentially dilutive securities of approximately 6.1 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the six months ended September 30, 2022, and 2021, used for the computation of basic earnings per share (“EPS”), is 52,082,096 and 48,935,466, respectively. Due to the loss incurred by the Company during the six months ended September 30, 2022, and 2021, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures that, while there can be no assurance, we expect are likely to safeguard the Company against breaches. In the six months ended September 30, 2022, there were no impactful breaches in cybersecurity.

 | September 30, 2022, Form 10-Q

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

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented, and terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed, and approval from the contracting agency has been obtained after a survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer. We license our products to processors. The royalty income from licensing is recognized once goods have been sold by the processor to its customers.

 | September 30, 2022, Form 10-Q

Net sales disaggregated by significant products and services for the six months ended September 30, 2022, and 2021 are as follows:

	(in thousands) Six months ended September 30,
	2022 ($)	2021 ($)
Infrastructure segment
Rental income (1)	17	3
Construction contracts (2)	-	15

Life Sciences segment
Wellness and lifestyle (3)	230	115
White labeling services (4)	167	-
Total	414	133

(1) Rental income consists of income from the rental of heavy construction equipment.

(2) Construction contracts consist of the execution of contracts directly or through subcontractors.

(3) Relates to revenue from the Life Sciences segment, including the sale of wellness and lifestyle products such as hand sanitizers, bath bombs, lotions, gummies, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(4) Relates to revenue from the Life Sciences segment, including income from white label services, which refers to a fully supported product or service made by us but sold by another company.

Leases

Lessor Accounting

Under the current ASU guidance, contract consideration will be allocated to its lease and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, “Revenue from Contracts with Customers,” unless the Company elects a lessor practical expedient not to separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (“Topic 606”). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same, and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either Topic 842 or Topic 606, depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

As a lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. The Company expects to elect the lessor practical expedient to not separate non-lease components such as maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The timing of revenue recognition is expected to be the same for most of the Company’s new leases as compared to similar existing leases; however, certain categories of new leases could have different revenue recognition patterns as compared to similar existing leases.

For leases that are accounted for as operating leases, income is recognized on a straight-line basis over the term of the lease contract. Generally, when a lease is more than 180 days delinquent (where more than three monthly payments are owed), the lease is classified as being non-accrual, and the Company stops recognizing leasing income on that date. Payments received on leases in nonaccrual status generally reduce the lease receivable. Leases on nonaccrual status remain classified as such until there is sustained payment performance that, in the Company’s judgment, would indicate that all contractual amounts will be collected in full.

 | September 30, 2022, Form 10-Q

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of September 30, 2022.

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

NOTE 3 – INVENTORY

	(in thousands)
	As of September 30, 2022 ($)	As of March 31, 2022 ($)
Raw materials	2,949	2,247
Work-in-Progress	-	584
Finished goods	801	717
Total	3,750	3,548

Inventory in the form of work-in-progress is moved into raw materials as we process the hemp extracts into different hemp derivatives used in the production of finished goods. Finished goods comprise, but is not limited to, hand sanitizers, gummies, lotions, and beverages, among others.

 | September 30, 2022, Form 10-Q

During the six months ended September 30, 2022, the Company wrote off approximately $40 thousand of inventory due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in selling, general, and administrative expenses.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of September 30, 2022 ($)	As of March 31, 2022 ($)
Advances to suppliers and consultants	146	170
Other receivables and deposits	155	472
Prepaid expenses and other current assets	143	336
Total	444	978

As of September 30, 2022, the Company accounted for approximately $193 thousand worth of cash deposits in short-term investments.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of September 30, 2022 ($)	As of March 31, 2022 ($)
Amortized intangible assets
Patents	572	290
Other intangibles	32	32
Accumulated amortization	(75)	(51)
Total amortized intangible assets	529	271

Unamortized intangible assets
Patents	423	646
Other intangibles	-	-
Total unamortized intangible assets	423	646
Total intangible assets	952	917

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 15 patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. Accordingly, the amortization expense in the three months ended September 30, 2022, and 2021 amounted to approximately $14 thousand and $6 thousand, respectively, whereas the amortization expense in the six months ended September 30, 2022, and 2021 amounted to approximately $24 thousand and $11 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of September 30, 2022, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2024	53
For the year ended 2025	58
For the year ended 2026	64
For the year ended 2027	70
For the year ended 2028	77

 | September 30, 2022, Form 10-Q

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of September 30, 2022 ($)	As of March 31, 2022 ($)
Land	N/A	4,119	4,438
Buildings and facilities	25	2,517	2,810
Plant and machinery	5-20	3,328	4,593
Computer equipment	3	139	241
Office equipment	3-5	90	145
Furniture and fixtures	5	99	141
Vehicles	5	116	163
Construction in progress	N/A	-	108
Total gross value		10,408	12,639
Less: Accumulated depreciation		(1,938)	(3,220)
Total property, plant, and equipment, net		8,470	9,419

The depreciation expense in the three months ended September 30, 2022, and 2021 amounted to approximately $156 thousand and $157 thousand, respectively. The depreciation expense in the six months ended September 30, 2022, and 2021 amounted to approximately $308 thousand and $309 thousand, respectively. The net decrease in total Property, Plant, and Equipment is primarily due to depreciation and foreign exchange translations of a decrease in the value of foreign currencies. As of September 30, 2022, the Company disposed of fully depreciated assets in the amount of approximately $1.3 million from one of its subsidiaries. This resulted in a reduction in the value of total gross assets but did not affect the net value of assets as the disposed assets had previously been fully depreciated. In addition, the Company sold a property in Puerto Rico for net proceeds of approximately $485 thousand (acquired for approximately $480 thousand) and accounted for a profit of approximately $5 thousand in other income. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 –LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of September 30, 2022 ($)	As of March 31, 2022 ($)
Claims receivable (1)	751	368
Non-current advances (2)	199	569
Total	950	937

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

(2)	Includes $140 thousand owed to one of our manufacturers for the equipment purchase.

 | September 30, 2022, Form 10-Q

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the six months ended September 30, 2022, and 2021 are approximately $89 thousand and $82 thousand, respectively. The Company also has four operating leases as of September 30, 2022.

America: The Company has entered into a lease agreement for approximately five years, expiring in 2025. The annual lease expense is approximately $122 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 3.2 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company has three lease agreements for three to four years, expiring between 2023 and 2024. The total annual lease expense is approximately $6 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 1.75-2.5 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended September 30, 2022 ($)	(in thousands) Three months ended September 30, 2021 ($)	(in thousands) Six months ended September 30, 2022 ($)	(in thousands) Six months ended September 30, 2021 ($)
Operating lease costs	37	38	74	75
Short term lease costs	44	52	89	82
Total lease costs	81	90	163	157

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	As of September 30, 2022 ($)	As of March 31, 2022 ($)
Assets
Operating lease asset	387	450
Total lease assets	387	450

Liabilities
Current liabilities:
Accrued liabilities and others (current portion-operating lease liability)	128	123
Noncurrent liabilities:
Operating lease liability (non-current portion-operating lease liability)	275	341
Total lease liability	403	464

 | September 30, 2022, Form 10-Q

(in thousands) As of September 30, 2022 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	54
Right-of-use assets obtained in exchange for operating lease obligations	387

As of September 30, 2022, the following table summarizes the maturity of our lease liabilities:
Sep-23	149
Sep-24	146
Sep-25	131
Sep-26	22
Sep-27	-
Less: Present value discount	(45)
Total lease liabilities	403

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of September 30, 2022 ($)	As of March 31, 2022 ($)
Compensation and other contributions	341	1,054
Provision for expenses	182	103
Short-term lease liability	128	123
Other current liability	275	180
Total	926	1,460

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, the provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $25 thousand and $55 thousand and approximately $3 thousand of short-term loans as of September 30, 2022, and March 31, 2022, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of September 30, 2022:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. For each installment payment, the U.S. Small Business Administration (SBA) will apply the payment first to pay interest accrued to the day SBA receives the payment then to any remaining balance to reduce principal. All remaining principal and accrued interest are due and payable 30 years from the loan date. For the six months ended September 30, 2022, the interest expense and principal payment for the EIDL were approximately $2 thousand each. For the six months ended September 30, 2021, the interest expense and principal payment for the EIDL were approximately $1.4 thousand and $1 thousand, respectively. As of September 30, 2022, approximately $143 thousand of the loan is classified as long-term loans and approximately $3 thousand as short-term loans.

 | September 30, 2022, Form 10-Q

Other Liability:

	(in thousands)
	As of
	September 30, 2022 ($)	March 31, 2022 ($)
Statutory reserve	15	16
Total	15	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Accordingly, no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2022, except as disclosed in the legal proceedings section below.

In the U.S., we provide health insurance, life insurance, and a 401(k) plan wherein the Company matches up to 6% of the employee’s pre-tax contribution up to a maximum annual amount determined by the IRS. In addition, under applicable Indian laws, the Company provides for gratuity, a defined benefit retirement plan (“Gratuity Plan”) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. In addition, employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan equal to 12% of the covered employee’s salary. The contribution is made to the Indian Government’s provident fund.

NOTE 13 – SECURITIES

As of September 30, 2022, the Company was authorized to issue up to 150,000,000 shares of common stock, a par value of $0.0001 per share, and 53,058,061 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, a par value of $0.0001 per share, and no preferred shares were issued and outstanding as of September 30, 2022.

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

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (the “Sales Agent”), under which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended.

NOTE 14 – STOCK-BASED COMPENSATION

As of September 30, 2022, under the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,412,627 shares of common stock have been issued to employees, non-employees, and advisors. In addition, 5.8 million restricted share units (RSUs), valued at $5.7 million with a weighted average value of $0.98 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 3 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee or director with the Company. The performance based RSUs are accounted for upon certification by management, confirming the probability of achievement of milestones. As of September 30, 2022, management confirmed two milestones had been achieved, and the rest were probable to be achieved by March 31, 2027.

 | September 30, 2022, Form 10-Q

Additionally, options held by advisors and directors to purchase 300 thousand shares of common stock fair valued at $278 thousand with a weighted average of $0.93 per share have been granted but are to be exercised over a service period ending in Fiscal 2031. Options exercised before the service period are expensed when exercised.

The options are valued using a Black-Scholes Pricing Model, and Market-based RSU is valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2023	Granted in Fiscal 2022
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	2.64%	2.42%
Expected volatility	285%	282%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the selling, general and administrative expenses (including research and development). For the six months ended September 30, 2022, the Company’s share-based and option-based expenses shown in selling, general and administrative expenses (including research and development) were $1.8 million and $17 thousand, respectively.

For the six months ended September 30, 2021, these expenses were $535 thousand and $14 thousand, respectively.

Non-vested shares	Shares (in thousands)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2022	5,283	1.17
Granted	1,650	0.43
Vested	(1,139)	(1.12)
Cancelled/forfeited	-	-
Non-vested shares as of September 30, 2022	5,794	0.98

Options	Shares (in thousands)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2022	300	0.93	0.34
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of September 30, 2022	300	0.93	0.34

There was a combined unrecognized expense of $4.1 million related to non-vested shares and share options that the Company expects to be recognized over the weighted average life of 2.3 years.

 | September 30, 2022, Form 10-Q

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2022, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Cash Deposits are classified as Level 2 as they do not have regular market pricing, but its fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022, and March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

As of September 30, 2022

(in thousands)

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	4,584	-	-	4,584	4,584	-
Money Market Fund	2,000	-	-	2,000	2,000	-
Debt Funds	39	-	-	39	39	-
Mutual Fund	165	2	-	167	-	167
Level 2
Certificate of Deposits	26	-	-	26	-	26
TOTAL	6,815	2	-	6,817	6,623	193

As of March 31, 2022

(in thousands)

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	10,460	-	-	10,460	10,460	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	-	-	-	-	-	-
Mutual Funds	-	-	-	-		-
Level 2		-	-	-	-	-
Certificate of Deposits	-	-	-	-	-	-
TOTAL	10,460	-	-	10,460	10,460	-

 | September 30, 2022, Form 10-Q

NOTE 16 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and assess performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on our integration and management strategies, we operate in two reportable segments: (i) Infrastructure segment and (ii) Life Sciences segment.

The Company’s CODM is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an operating segment basis to make operating decisions and assess financial performance. Therefore, before our Life Sciences segment started, the Company determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: (a) Infrastructure segment and (b) Life Sciences segment. The Company does not include intercompany transfers between segments for management reporting purposes.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

Products and Services

	(in thousands)
Segments	Six months ended September 30, 2022 ($)	Percentage of Total Revenue (%)

Infrastructure segment	17	4%
Life Sciences segment	397	96%
Total	414	100%

	(in thousands)
Segments	Six months ended September 30, 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	18	14%
Life Sciences segment	115	86%
Total	133	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

 | September 30, 2022, Form 10-Q

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Six months ended September 30, 2022 ($)	Percentage of Total Revenue (%)

America	U.S.	397	96%
Asia	India	17	4%
Total		414	100%

		(in thousands)
Segments	Country	Six months ended September 30, 2021 ($)	Percentage of Total Revenue (%)

America	U.S.	111	85%
Asia	India	22	15%
Total		133	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of September 30, 2022 ($)
Intangible assets, net	952	-	952
Property, plant, and equipment, net	4,307	4,163	8,470
Claims and advances	567	383	950
Operating lease asset	348	39	387
Total non-current assets	6,174	4,585	10,759

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2022 ($)
Intangible assets, net	436	481	917
Property, plant, and equipment, net	4,978	4,441	9,419
Claims and advances	550	387	937
Operating lease asset	396	54	450
Total non-current assets	6,360	5,363	11,723

NOTE 17 – SUBSEQUENT EVENTS

None to report.

 | September 30, 2022, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the Company’s consolidated financial condition and results of operations and cash flows. It should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and six months ended September 30, 2022, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 23, 2022 (the “2022 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

Overview

IGC has two segments: Life Sciences and Infrastructure.

Life Sciences Segment

The Life Sciences segment operates primarily through wholly owned subsidiaries including IGC Pharma LLC, a clinical-stage biopharmaceutical company based in Maryland. The purpose of IGC Pharma LLC is to effectively treat Alzheimer’s patients and alleviate caregiver burden. Over the past eight years we have developed a deep knowledge of cannabinoid science including its extraction, isolation, purification, and development. Our strategy is to leverage our unique platform to develop a class-leading program to treat neurodegenerative diseases such as Alzheimer’s.

We currently have two main investigational drug assets in various stages of development:

1)	IGC-AD1 our lead therapeutic candidate is in Phase 2 trials for treating agitation in dementia from Alzheimer’s; and
2)	TGR-63, an enzyme inhibitor shown in pre-clinical trials to reduce neurotoxicity in Alzheimer's cell lines.

IGC-AD1 and TGR-63 both small molecules have shown in Alzheimer’s cell lines that they can potentially suppress or ameliorate a key protein responsible for Aβ plaques, a key hallmark of Alzheimer’s disease.

The Company controls eight patents and seven applications including two each for IGC-AD1 and TGR-63 and their use in Alzheimer’s.

IGC-AD1 is an investigational new drug candidate that is currently in a multi-site, randomized, double blind, Phase 2 clinical trial for agitation in dementia from Alzheimer’s. Currently, there are no FDA approved drugs for treating agitation in Alzheimer’s. About 76% of Alzheimer’s patients suffer from agitation as rated by the CMAI (Van der Mussele et al., 2015).

IGC-AD1 is a cannabis-based compound that relies on micro doses of THC (tetrahydrocannabinol), a psychoactive cannabinoid and another compound as active agents. The Phase 2 trial is a first in human trial with natural THC as an active agent for treating agitation in Alzheimer’s. The second molecule, TGR-63, is an enzyme inhibitor shown in pre-clinical trials to reduce neurotoxicity in Alzheimer’s cell lines. Neurotoxicity causes cell dysfunction and death in Alzheimer’s disease. If shown to be efficacious in halting this process through further trials, testing, and research, TGR-63 can potentially treat Alzheimer's disease by ameliorating Aβ plaques.

 | September 30, 2022, Form 10-Q

The Life Sciences segment also includes the development of over-the-counter personal care products, operated by certain of the Company’s subsidiaries under various brands. We have created a cannabinoid-based women’s wellness brand, Holief™ available through online channels and a CBD-caffeine-infused energy drink, Sunday Seltzer™, available through wholesale channels.

●

Holief™ is a vegan, non-GMO, cruelty free, paraben free, lab verified, CBD infused line of OTC products with plant based ingredients aimed at supporting menstrual cramp (dysmenorrhea) discomforts and other premenstrual symptoms (“PMS”).

●

Sunday Seltzer™ is a vegan, organic, lightly carbonated energy drink with natural caffeine from green tea extract, CBD, vitamin B and vitamin C, with no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon and peach-ginger. In addition, Sunday Seltzer™ is also available in four other flavors with no caffeine.

Both Holief™ and Sunday Seltzer™ are compliant with applicable federal, state, and local laws, and regulations.

Infrastructure Segment

The Infrastructure segment involves the execution of construction contracts and the rental of heavy construction equipment. Since our inception, the Company has operated its Infrastructure segment from India.

Other Developments

On September 20, 2022, the USPTO granted a second patent (#11,446,276) for the treatment of Alzheimer’s disease titled “Extreme low dose THC as a therapeutic and prophylactic agent for Alzheimer’s disease.” The original patent application was initiated by the University of South Florida (“USF”) and filed on August 1, 2016. On May 25, 2017, the Company entered into an exclusive license agreement with USF with respect to the patent application and the associated research conducted on Alzheimer’s disease. IGC-AD1, described above, is based on some of this research.

Strategy

The Life Sciences segment strategy includes:

1.	Subject to FDA approval, developing IGC-AD1 as a drug for treating agitation in dementia due to Alzheimer’s and investigating and developing TGR-63 for the potential treatment of Alzheimer’s disease.

2.	Marketing Holief™, Sunday Seltzer™, and white label services.

We believe developing a drug for either treatment of symptoms or as a disease modifying agent has considerable risk due to the need for multi-year trials and FDA approval. However, there could be a considerable upside and significant value creation to the extent we obtain a first-to-market advantage, of which there can be no assurance. If we were to obtain a first-to-market advantage, such an advantage could result in significant growth when an approved drug is marketed. Our HoliefTM strategy includes expanding the line of products and developing online services that connect women with healthcare professionals who can help with PMS and dysmenorrhea, more specifically. Building an online community that brings women together can create brand equity and loyalty.

We believe that additional investment in clinical trials, R&D, facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. We believe these investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. While there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new hemp-based products that can provide treatment options for multiple conditions, symptoms, and side effects.

Our Infrastructure segment strategy includes winning and executing competitively bid construction contracts, such as building roads, bridges, and other civil works in Kerala, India.

 | September 30, 2022, Form 10-Q

COVID-19 Update

Our infrastructure business is based in the state of Kerala, India, which is among the Indian states most affected by COVID-19, and Hong Kong with strict quarantine and travel restrictions. The restrictions continue to adversely impact our infrastructure business, financial condition, liquidity, and operations. We have limited visibility into when economic conditions will recover in India and Hong Kong for the infrastructure business.

Results of Operations for the Three Months Ended September 30, 2022, and September 30, 2021

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2022, and September 30, 2021:

Statement of Operations (in thousands, unaudited)

	Three months ended September 30,
	2022 ($)	2021 ($)	Change ($)	Percent Change
Revenue	202	56	146	261%
Cost of revenue	(67)	(18)	(49)	272%
Gross profit	135	38	97	255%
Selling, general and administrative expenses	(1,855)	(4,110)	2,255	(55)%
Research and development expenses	(768)	(276)	(492)	178%
Operating loss	(2,488)	(4,348)	1,860	(43)%
Other income, net	46	4	42	1,050%
Loss before income taxes	(2,442)	(4,344)	1,902	(44)%
Income tax expense/benefit	-	-	-	-
Net loss	(2,442)	(4,344)	1,902	(44)%

Revenue – Revenue was approximately $202 thousand and $56 thousand for the three months ended September 30, 2022, and September 30, 2021, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white label manufactured products, sales of holistic women’s health care products and beverages including the Company’s energy drink, among others. The increase in sales was primarily related to increased sales of the Company’s services and products. The Infrastructure segment revenue was impacted by the slow recovery from the COVID-19 pandemic, and the onset of the monsoon season in India, which hampers construction activity.

Cost of revenue – The cost of revenue amounted to approximately $67 thousand for the three months ended September 30, 2022, compared to $18 thousand in the three months ended September 30, 2021, this represents gross margins of 67% and 68%, respectively. The change in the cost of revenue is primarily attributable to the cost of raw materials required to produce our products. There is a lack of visibility in the cost of revenue moving forward due to overall inflationary pressures.

Selling, general and administrative expenses (“SG&A”) – SG&A expenses were approximately $1.9 million and $4.1 million for the three months ended September 30, 2022 and September 30, 2021 respectively. The decrease of $2.2 million is attributed to an adjustment of one-time expenses, and a reduction of legal and marketing expenses. SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts, and advance if any.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $492 thousand, or 178%, to $768 thousand during the three months ended September 30, 2022, from approximately $276 thousand during the three months ended September 30, 2021. The increase is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63. We anticipate increased R&D expenses as development of TGR-63 and the Phase 2 trial on Alzheimer’s pick up more momentum.

 | September 30, 2022, Form 10-Q

Other income, net – Other net income increased by approximately $42 thousand or 1,050% during the three months ended September 30, 2022. The total other income for the three months ended September 30, 2022, and 2021 is approximately $46 thousand and $4 thousand, respectively. Other income includes interest and rental income, dividend income, profit from sale of assets, unrealized gains from investments, net income, and income from the sale of scrap.

Results of Operations for the Six Months Ended September 30, 2022, and September 30, 2021

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended September 30, 2022, and September 30, 2021:

Statement of Operations (in thousands, unaudited)

	Six months ended September 30,
	2022 ($)	2021 ($)	Change ($)	Percent Change
Revenue	414	133	281	211%
Cost of revenue	(137)	(69)	(68)	99%
Gross profit	277	64	213	333%
Selling, general and administrative expenses	(3,405)	(5,886)	2,481	(42)%
Research and development expenses	(2,162)	(720)	(1,442)	200%
Operating loss	(5,290)	(6,542)	1,252	(19)%
Impairment of investment	-	(37)	37	(100)%
Other income, net	63	447	(384)	(86)%
Loss before income taxes	(5,227)	(6,132)	905	(15)%
Income tax expense/benefit	-	-	-	-
Net loss	(5,227)	(6,132)	905	(15)%

Revenue – Revenue was approximately $414 thousand and $133 thousand for the six months ended September 30, 2022, and September 30, 2021, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white label manufactured products, sales of holistic women’s health care products and beverages including the Company’s energy drink, among others. The increase in sales was primarily related to increased sales of the Company’s services and products. The Infrastructure segment revenue was impacted by the slow recovery from the COVID-19 pandemic, and the onset of the monsoon season in India, which hampers construction activity..

Cost of revenue – The cost of revenue amounted to approximately $137 thousand for the six months ended September 30, 2022, compared to $69 thousand in the six months ended September 30, 2021, this represents gross margins of 67% and 48%, respectively. The change in cost of revenue is primarily attributable to the cost of raw materials required to produce our products. While gross margins increased, year over year, there is lack of visibility moving forward due to overall inflationary pressures.

Selling, general and administrative expenses – SG&A expenses were approximately $3.4 million and $5.8 million for the six months ended September 30, 2022 and September 30, 2021 respectively. The decrease of $2.4 million is attributed to an adjustment of one-time expenses, and a reduction of legal and marketing expenses. SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts, and advance if any.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $1.4 million or 200% to $2.1 million during the six months ended September 30, 2022, from approximately $720 thousand during the six months ended September 30, 2021. The increase is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63. We anticipate additional R&D expenses as the Phase 2 trial commences with patient sign-ups.

Impairment of investment – During the six months ended September 30, 2022, there was no investment impairment. However, during the six months ended September 30, 2021, the Company decided to dispose of its holding in and exit the acquisition of Evolve I, Inc. As a result, Company impaired the investment of $37 thousand in the six months ended September 30, 2021.

 | September 30, 2022, Form 10-Q

Other income, net – Other net income decreased by approximately $384 thousand or 86% during the six months ended September 30, 2022. As a result, the total other income for the six months ended September 30, 2022, and 2021 is approximately $63 thousand and $447 thousand, respectively. During the six months ended September 30, 2021, the other income included a one-time income of approximately $430 thousand related to the forgiveness of the PPP Note. Other income includes interest and rental income, dividend income, profit from sale of assets, unrealized gains from investments, net income, and income from scrap sales.

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

While the Company believes its existing balances of cash, cash equivalents and short term investments, and other short-term liquidity arrangements will be sufficient to satisfy its working capital needs, capital asset purchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes, clinical trials and other liquidity requirements, if any, associated with its existing operations over the next 12 months, it will raise money as and when it is able to do so. The Company continues to utilize the ATM to raise capital. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, legal expenses, and workforce.

Please refer to Item 1A “Risk Factors” of the Company’s 2022 Form 10-K for further information on the risks related to the Company.

	(in thousands, unaudited)

	As of September 30, 2022 ($)	As of March 31, 2022 ($)	Change	Percent Change
Cash and cash equivalents	6,623	10,460	(3,837)	(37)%
Working capital	9,817	12,670	(2,853)	(22)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $3.8 million to  $6.6 million in the six months ended September 30, 2022, from $10.4 million as of March 31, 2022, a decrease of approximately 37%.

Summary of Cash flows

	(in thousands, unaudited)

	Six months ended September 30,
	2022	2021	Change	Percent Change
Cash used in operating activities	(3,882)	(4,153)	271	(7)%
Cash (used in)/ provided by investing activities	24	(140)	164	117%
Cash provided by financing activities	101	4,144	(4,043)	(98)%
Effects of exchange rate changes on cash and cash equivalents	(80)	-	(80)	100%
Net decrease in cash and cash equivalents	(3,837)	(149)	(3,688)	2,475%
Cash and cash equivalents at the beginning of period	10,460	14,548	(4,088)	(28)%
Cash and cash equivalents at the end of the period	6,623	14,399	(7,776)	(54)%

 | September 30, 2022, Form 10-Q

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2022, was approximately $3.8 million. It consists of a net loss of approximately $5.2 million, a positive impact on cash due to non-cash expenses of approximately $2.2 million, and a negative change in operating assets and liabilities of approximately $808 thousand. Non-cash expenses consist of an amortization/depreciation charge of approximately $332 thousand, stock-based expenses of approximately $1.8 million, and net loss on the sale of a fixed asset of approximately $45 thousand. In addition, changes in operating assets and liabilities had a negative impact of approximately $808 thousand on cash, of which approximately $65 thousand is due to a decrease in accounts receivables, approximately $524 thousand decrease in accounts payable, and approximately $219 thousand decrease in other net current assets and liabilities.

Net cash used in operating activities for the six months ended September 30, 2021, was approximately $4.1 million. It consists of a net loss of approximately $6 million, a positive impact on cash due to non-cash expenses of approximately $2.2 million, and a negative change in operating assets and liabilities of approximately $215 thousand. Non-cash expenses consist of an amortization/depreciation charge of approximately $320 thousand, stock-based expenses of approximately $549 thousand, and a gain due to forgiveness of the PPP Note of $430 thousand. In addition, changes in operating assets and liabilities had a negative impact of approximately $215 thousand on cash, of which approximately $150 thousand is due to a decrease in deposits and advances, approximately $56 thousand decrease in accounts payable, and approximately $9 thousand decrease in other net current assets and liabilities.

Investing Activities

Net cash provided by investing activities for the six months ended September 30, 2022, was approximately $24 thousand, which comprised proceeds from the sale of property, plant, and equipment of approximately $277 thousand, adjusted with cash expenses of approximately $60 thousand for the acquisition and filing expenses related to patents and approximately $193 thousand of a short-term investment.

Net cash used in investing activities for the six months ended September 30, 2021, was approximately $140 thousand, which comprised expenses of approximately $15 thousand for the acquisition and filing expenses related to patents and purchase of property, plant, and equipment of approximately $125 thousand.

Financing Activities

Net cash provided by financing activities from the issuance of equity stock through our ATM offering, net of all expenses related to the issuance of stock, was approximately $101 thousand and $4.1 million for the six months ended September 30, 2022, and 2021, respectively.

 | September 30, 2022, Form 10-Q

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

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in the 2022 Form 10-K, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K, for a discussion of all our critical and significant accounting policies.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements which may be applicable to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2022 Form 10-K.

 | September 30, 2022, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | September 30, 2022, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of September 30, 2022, the Company and one of its officers are parties to the following litigation matter:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (“Apogee”) and John R. Clarke (“Clarke”) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (“Mukunda”) (the “Apogee Litigation”). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners and Co., LLC (“Midtown”). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s counterclaim against the Company for alleged breach of the purchase agreement; and Clarke’s claim against the Company for alleged breach of an alleged promise to issue him shares of the Company. The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company and Mukunda deny any and all liability and, in particular, deny many of the factual allegations contained in Apogee’s and Mr. Clarke’s filings in the Apogee Litigation. Both the Company and Mukunda intend to vigorously defend the litigation and are represented by counsel for that purpose.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 | September 30, 2022, Form 10-Q

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

 | September 30, 2022, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: November 1, 2022	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | September 30, 2022, Form 10-Q