Form 10-Q
period 2022-12-31
India Globalization Capital, Inc.
filed 2023-02-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022

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

53,077,436 shares of our common stock were outstanding as of February 1, 2023.

 | December 31, 2022, Form 10-Q

INDIA GLOBALIZATION CAPITAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

 | December 31, 2022, Form 10-Q

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

 | December 31, 2022, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2022 ($)	March 31, 2022 ($)
ASSETS
Current assets:
Cash and cash equivalents	4,945	10,460
Accounts receivable, net	251	125
Short term investments	88	-
Inventory	3,748	3,548
Deposits and advances	322	978
Total current assets	9,354	15,111
Non-current assets:
Intangible assets, net	1,022	917
Property, plant, and equipment, net	8,309	9,419
Claims and advances	1,028	937
Operating lease asset	357	450
Total non-current assets	10,716	11,723
Total assets	20,070	26,834
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	466	981
Accrued liabilities and others	890	1,460
Total current liabilities	1,356	2,441
Non-current liabilities:
Long-term loans	141	144
Other liabilities	15	16
Operating lease liability	241	341
Total non-current liabilities	397	501
Total liabilities	1,753	2,942

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of December 31, 2022, and March 31, 2022.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 53,077,436 and 51,054,017 shares issued and outstanding as of December 31, 2022, and March 31, 2022, respectively.	118,382	116,019
Accumulated other comprehensive loss	(3,430)	(2,968)
Accumulated deficit	(96,635)	(89,159)
Total stockholders’ equity	18,317	23,892
Total liabilities and stockholders’ equity	20,070	26,834

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
	($)	($)	($)	($)

Revenue	332	142	745	275
Cost of revenue	(230)	(80)	(366)	(149)
Gross profit	102	62	379	126
Selling, general and administrative expenses	(1,574)	(2,070)	(4,943)	(7,956)
Research and development expenses	(806)	(377)	(2,968)	(1,097)
Operating loss	(2,278)	(2,385)	(7,532)	(8,927)
Impairment of investment	-	-	-	(37)
Other income, net	29	4	56	451
Loss before income taxes	(2,249)	(2,381)	(7,476)	(8,513)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(2,249)	(2,381)	(7,476)	(8,513)
Foreign currency translation adjustments	(61)	77	(462)	11
Comprehensive loss	(2,310)	(2,304)	(7,938)	(8,502)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	(0.05)	(0.14)	(0.18)
Weighted-average number of shares used in computing net loss per share amounts:	53,063,473	51,053,191	52,412,830	49,643,942

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended December 31, 2021	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of September 30, 2021	51,041	114,371	(80,275)	(2,840)	31,256
Common stock-based compensation & expenses, net	13	523	-	-	523
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Net loss	-	-	(2,381)	-	(2,381)
Foreign currency translation adjustments	-	-	-	77	77
Balances as of December 31, 2021	51,054	114,894	(82,656)	(2,763)	29,475

Three months ended December 31, 2022
Balances as of September 30, 2022	53,058	117,899	(94,386)	(3,369)	20,144
Common stock-based compensation & expenses, net	19	483	-	-	483
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Net loss	-	-	(2,249)	-	(2,249)
Foreign currency translation adjustments	-	-	-	(61)	(61)
Balances as of December 31, 2022	53,077	118,382	(96,635)	(3,430)	18,317

Nine months ended December 31, 2021	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation & expenses, net	1,520	1,072	-	-	1,072
Issuance of common stock through offering (net of expenses)	1,750	4,145	-	-	4,145
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(8,513)	-	(8,513)
Foreign currency translation adjustments	-	-	-	11	11
Balances as of December 31, 2021	51,054	114,894	(82,656)	(2,763)	29,475

Nine months ended December 31, 2022
Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation & expenses, net	1,815	2,260	-	-	2,260
Issuance of common stock through offering (net of expenses)	208	103	-	-	103
Net loss	-	-	(7,476)	-	(7,476)
Foreign currency translation adjustments	-	-	-	(462)	(462)
Balances as of December 31, 2022	53,077	118,382	(96,635)	(3,430)	18,317

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2022, Form 10-Q

India Globalization Capital, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months Ended December 31,
	2022 ($)	2021 ($)
Cash flows from operating activities:
Net loss	(7,476)	(8,513)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	504	486
Provision for bad debt	-	1,718
Impairment of non-marketable securities	-	37
Common stock-based compensation and expenses, net	2,260	1,072
Net loss on sale of property, plant, and equipment	39	-
Forgiveness of PPP Loan	-	(430)

Changes in operating assets and liabilities:
Accounts receivables, net	(127)	11
Inventory	(200)	51
Deposits and advances	656	(186)
Claims and advances	(91)	(10)
Accounts payable	(516)	(117)
Accrued and other liabilities	(572)	(669)
Operating lease asset	93	6
Operating lease liability	(100)	(31)
Net cash used in operating activities	(5,530)	(6,575)

Cash flow from investing activities:
Net sale/(purchase) of property, plant, and equipment	239	(152)
Investment in short term investments	(88)	-
Acquisition and filing cost of patents and rights	(144)	(37)
Net cash provided by/(used in) investing activities	7	(189)

Cash flows from financing activities:
Issuance of equity stock through offering (net of expenses)	103	4,145
Repayment of long-term loan	(2)	(2)
Net cash provided by financing activities	101	4,143

Effects of exchange rate changes on cash and cash equivalents	(93)	14
Net decrease in cash and cash equivalents	(5,515)	(2,607)
Cash and cash equivalents at the beginning of the period	10,460	14,548
Cash and cash equivalents at the end of the period	4,945	11,941

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	2,260	1,072
Forgiveness of PPP Loan	-	(430)

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2022, Form 10-Q

India Globalization Capital, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our” and/or “us” refer to India Globalization Capital, Inc., dba IGC Inc., together with our subsidiaries and beneficially owned subsidiary. Our public filings with the Securities and Exchange Commission, the “SEC,” are available on www.sec.gov. The information contained on our various websites, including www.igcinc.us, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Corporate History

India Globalization Capital, Inc. (dba IGC, Inc., IGC) is a Maryland corporation established in 2005. Our fiscal year is the 52- or 53-week period ending March 31.

Business Overview

IGC develops advanced formulations for treating diseases and conditions, including Alzheimer’s disease (AD), menstrual cramps (dysmenorrhea), premenstrual syndrome (PMS) and chronic pain. The Company’s leading drug candidate, IGC-AD1, has demonstrated in Alzheimer’s cell lines the potential to be effective in suppressing or ameliorating two key hallmarks of AD: plaques and tangles. IGC-AD1 is currently in a Phase 2B safety and efficacy clinical trial for agitation in dementia from Alzheimer’s (clinicaltrials.gov, NCT05543681). The Company markets two wellness brands Holief and Sunday Seltzer. Holief includes pain relief creams and gels for women experiencing PMS and menstrual cramps, and Sunday Seltzer, a lifestyle energy beverage brand.

The Company currently has two main investigational small molecules in various stages of development:

1)

IGC-AD1, our lead therapeutic candidate, is a tetrahydrocannabinol (THC) based formulation that has demonstrated in AD cell lines, in vitro, the potential in reducing a key peptide responsible for Aβ plaques, and the potential to decrease or inhibit the phosphorylation of tau a protein that is responsible for the formation of neurofibrillary tangles, both important hallmarks of AD. In addition, in the Phase 1 human trial it demonstrated the potential to reduce agitation in dementia due to AD. IGC-AD1 is currently in Phase 2B trials for treating agitation in dementia from AD, a condition that affects over 10-million individuals in North America and Europe, and

2)	TGR-63, a non-cannabinoid molecule, is an enzyme inhibitor shown in pre-clinical trials to reduce neurotoxicity in Alzheimer’s cell lines.

The Company controls nine patents and seven patent applications, including two each for IGC-AD1 and TGR-63 and their uses related to Alzheimer’s.

The Company’s various personal care CBD-based over the counter (“OTC”) consumer products are sold through online and wholesale channels under the following two brands:

●

Holief™ is a vegan, non-GMO, cruelty free, paraben free, lab verified, CBD infused line of OTC products with plant-based ingredients aimed at supporting menstrual cramp (dysmenorrhea) discomforts and other premenstrual symptoms (“PMS”).

●

Sunday Seltzer™ is a vegan, organic, lightly carbonated energy drink with natural caffeine from green tea extract, CBD, vitamin B, and vitamin C, with no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon, and peach-ginger. In addition, Sunday Seltzer™ is also available in four other flavors with no caffeine.

Both Holief™ and Sunday Seltzer™ are compliant with applicable federal, state, and local laws, and regulations.

The Company operates two segments: the Life Sciences segment described above and a legacy Infrastructure segment to execute construction contracts and the rental of heavy construction equipment in India. The Company is currently actively executing a project in this segment.

 | December 31, 2022, Form 10-Q

Other Recent Developments

The Company commenced its Phase 2 clinical trial on IGC-AD1 for agitation in dementia from Alzheimer’s at two U. S. sites. The Company also received a no-objection letter from Health Canada to begin trials in Canada and has commenced trials at a site in Montreal. The trial is intended to enroll 146 patients with one half, the treated group, receiving IGC-AD1, and the other half, the control group, receiving a placebo. The goal of the trial is to evaluate and establish the efficacy of IGC-AD1 in treating patients with Alzheimer’s dementia to reduce neuropsychiatric symptoms (“NPS”) such as agitation, which affects 76% of individuals with Alzheimer’s (Mussele et al., 2015). The Company hopes to be the first natural tetrahydrocannabinol (“THC”) based medication for treating agitation in dementia from Alzheimer’s. The trial is registered on clinicaltrials.gov with NCT05543681.

Business Organization

As of December 31, 2022, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (“TBL”), IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially owned subsidiary Hamsa Biopharma Colombia SAS (formerly Hamsa Biochem SAS). The Company’s fiscal year is the 52- or 53-week period ending on March 31. The Company is a Maryland corporation, established in 2005. The Company’s public filings with the SEC are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of December 31, 2022, and March 31, 2022, condensed consolidated statements of operations for the three months and nine months ended December 31, 2022, and 2021, and condensed consolidated statements of changes in stockholders’ deficit for the three months and nine months ended December 31, 2022, and 2021, and condensed consolidated statements of cash flows for the nine months ended December 31, 2022, and 2021, are unaudited. The consolidated balance sheet as of March 31, 2022, has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

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

 | December 31, 2022, Form 10-Q

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

No impairment has been recorded for the nine months ended December 31, 2022, and 2021.

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

 | December 31, 2022, Form 10-Q

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

As of December 31, 2022, the Company has approximately $88 thousand in short-term investments.

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

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If a customer’s financial condition deteriorates, additional allowances may be required. We had $251 thousand of accounts receivable, net of provision for the doubtful debt of $35 thousand as of December 31, 2022, as compared to $125 thousand of accounts receivable, net of provision for the doubtful debt of $93 thousand as of March 31, 2022.

 | December 31, 2022, Form 10-Q

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

Earnings/(Loss) per share

The computation of basic loss per share for the nine months ended December 31, 2022, excludes potentially dilutive securities of approximately 6.1 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the nine months ended December 31, 2022, and 2021, used for the computation of basic earnings per share (“EPS”), is 52,412,830 and 49,643,942, respectively. Due to the loss incurred by the Company during the nine months ended December 31, 2022, and 2021, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures that, while there can be no assurance, we expect are likely to safeguard the Company against breaches. In the nine months ended December 31, 2022, there were no impactful breaches in cybersecurity.

 | December 31, 2022, Form 10-Q

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

 | December 31, 2022, Form 10-Q

Net sales disaggregated by significant products and services for the nine months ended December 31, 2022, and 2021 are as follows:

	(in thousands) Nine months ended December 31,
	2022 ($)	2021 ($)
Infrastructure segment
Rental income (1)	25	11
Construction contracts (2)	34	15

Life Sciences segment
Wellness and lifestyle (3)	334	227
White labeling services (4)	352	22
Total	745	275

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

 | December 31, 2022, Form 10-Q

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of December 31, 2022.

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

NOTE 3 – INVENTORY

	(in thousands)
	As of December 31, 2022 ($)	As of March 31, 2022 ($)
Raw materials	3,042	2,247
Work-in-Progress	-	584
Finished goods	706	717
Total	3,748	3,548

Inventory in the form of work-in-progress is moved into raw materials as we process the hemp extracts into different hemp derivatives used in the production of finished goods. Finished goods comprise, but is not limited to, hand sanitizers, gummies, lotions, and beverages, among others.

 | December 31, 2022, Form 10-Q

During the nine months ended December 31, 2022, the Company wrote off approximately $110 thousand of inventory due to abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, general, and administrative expenses.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2022 ($)	As of March 31, 2022 ($)
Advances to suppliers and consultants	114	170
Other receivables and deposits	55	472
Prepaid expenses and other current assets	153	336
Total	322	978

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of December 31, 2022 ($)	As of March 31, 2022 ($)
Amortized intangible assets
Patents	604	290
Other intangibles	32	32
Accumulated amortization	(90)	(51)
Total amortized intangible assets	546	271

Unamortized intangible assets
Patents	476	646
Other intangibles	-	-
Total unamortized intangible assets	476	646
Total intangible assets	1,022	917

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing 16 patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. Accordingly, the amortization expense in the three months ended December 31, 2022, and 2021 amounted to approximately $14 thousand and $7 thousand, respectively, whereas the amortization expense in the nine months ended December 31, 2022, and 2021 amounted to approximately $38 thousand and $18 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of December 31, 2022, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2024	57
For the year ended 2025	63
For the year ended 2026	69
For the year ended 2027	76
For the year ended 2028	84

 | December 31, 2022, Form 10-Q

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of December 31, 2022 ($)	As of March 31, 2022 ($)
Land	N/A	4,071	4,438
Buildings and facilities	25	2,310	2,810
Plant and machinery	5-20	3,308	4,593
Computer equipment	3	134	241
Office equipment	3-5	82	145
Furniture and fixtures	5	91	141
Vehicles	5	101	163
Construction in progress	N/A	-	108
Total gross value		10,097	12,639
Less: Accumulated depreciation		(1,788)	(3,220)
Total property, plant, and equipment, net		8,309	9,419

The depreciation expense in the three months ended December 31, 2022, and 2021 amounted to approximately $158 thousand and $117 thousand, respectively. The depreciation expense in the nine months ended December 31, 2022, and 2021 amounted to approximately $466 thousand and $427 thousand, respectively. The net decrease in total Property, Plant, and Equipment is primarily due to depreciation and foreign exchange translations of an increase in the value of foreign currencies. As of December 31, 2022, the Company disposed of fully depreciated assets in the amount of approximately $1.6 million from its subsidiaries. This resulted in a reduction in the value of total gross assets but did not affect the net value of assets as the disposed assets had previously been fully depreciated. In addition, the Company sold a property in Puerto Rico for net proceeds of approximately $485 thousand (acquired for approximately $480 thousand) and accounted for a profit of approximately $5 thousand in other income. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 –LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of December 31, 2022 ($)	As of March 31, 2022 ($)
Claims receivable (1)	751	368
Non-current advances (2)	277	569
Total	1,028	937

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

(2)	Includes $140 thousand owed to one of our manufacturers for the equipment purchase.

 | December 31, 2022, Form 10-Q

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for the nine months ended December 31, 2022, and 2021 are approximately $134 thousand and $131 thousand, respectively. The Company also has four operating leases as of December 31, 2022.

America: The Company has entered into a lease agreement for approximately five years, expiring in 2025. The annual lease expense is approximately $122 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 2.9 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company has three lease agreements for three to four years, expiring between 2023 and 2024. The total annual lease expense is approximately $6 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 2-1.4 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Three months ended December 31, 2022 ($)	(in thousands) Three months ended December 31, 2021 ($)	(in thousands) Nine months ended December 31, 2022 ($)	(in thousands) Nine months ended December 31, 2021 ($)
Operating lease costs	38	37	111	112
Short term lease costs	42	49	134	131
Total lease costs	80	86	245	243

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	As of December 31, 2022 ($)	As of March 31, 2022 ($)
Assets
Operating lease asset	357	450
Total lease assets	357	450

Liabilities
Current liabilities:
Accrued liabilities and others (current portion-operating lease liability)	130	123
Noncurrent liabilities:
Operating lease liability (non-current portion-operating lease liability)	241	341
Total lease liability	371	464

 | December 31, 2022, Form 10-Q

(in thousands) As of December 31, 2022 ($)
Supplemental cash flow and non-cash information related to leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	87
Right-of-use assets obtained in exchange for operating lease obligations	357

As of December 31, 2022, the following table summarizes the maturity of our lease liabilities:
Dec-23	150
Dec-24	139
Dec-25	22
Dec-26	-
Dec-27	-
Less: Present value discount	60
Total lease liabilities	371

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of December 31, 2022 ($)	As of March 31, 2022 ($)
Compensation and other contributions	299	1,054
Provision for expenses	159	103
Short-term lease liability	130	123
Other current liability	302	180
Total	890	1,460

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, the provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $48 thousand and $55 thousand as of December 31, 2022 and March 31, 2022, respectively and approximately $3 thousand of short-term loans as of December 31, 2022, and March 31, 2022, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of December 31, 2022:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. For each installment payment, the U.S. Small Business Administration (“SBA”) will apply the payment first to pay interest accrued to the day SBA receives the payment then to any remaining balance to reduce principal. All remaining principal and accrued interest are due and payable 30 years from the loan date. For the nine months ended December 31, 2022, the interest expense and principal payment for the EIDL were approximately $4.1 thousand and $2 thousand, respectively. For the nine months ended December 31, 2021, the interest expense and principal payment for the EIDL were approximately $3.2 thousand and $2 thousand, respectively. As of December 31, 2022, approximately $141 thousand of the loan is classified as long-term loans and approximately $3 thousand as short-term loans.

 | December 31, 2022, Form 10-Q

Other Liability:

	(in thousands)
	As of
	December 31, 2022 ($)	March 31, 2022 ($)
Statutory reserve	15	16
Total	15	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Accordingly, no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2022, except as disclosed in the legal proceedings section below.

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

NOTE 13 – SECURITIES

As of December 31, 2022, the Company was authorized to issue up to 150,000,000 shares of common stock, a par value of $0.0001 per share, and 53,077,436 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, a par value of $0.0001 per share, and no preferred shares were issued and outstanding as of December 31, 2022.

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

NOTE 14 – STOCK-BASED COMPENSATION

As of December 31, 2022, under the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,412,627 shares of common stock have been issued to employees, non-employees, and advisors. In addition, 5.8 million restricted share units (“RSUs”), valued at $5.7 million with a weighted average value of $0.98 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 3 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee or director with the Company. The performance based RSUs are accounted for upon certification by management, confirming the probability of achievement of milestones. As of December 31, 2022, management confirmed two milestones had been achieved, and the rest were probable to be achieved by March 31, 2027.

 | December 31, 2022, Form 10-Q

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

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the selling, general and administrative (“SG&A”) expenses (including research and development). For the nine months ended December 31, 2022, the Company’s share-based and option-based expenses shown in SG&A expenses (including research and development) were $2.2 million and $23 thousand, respectively.

For the nine months ended December 31, 2021, the Company’s share-based and option-based expenses were $1.0 million thousand and $24 thousand, respectively.

Non-vested shares	Shares (in thousands)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2022	5,283	1.17
Granted	1,650	0.43
Vested	(1,139)	1.05
Cancelled/forfeited	-	-
Non-vested shares as of December 31, 2022	5,794	0.98

Options	Shares (in thousands)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2022	300	0.93	0.34
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of December 31, 2022	300	0.93	0.34

There was a combined unrecognized expense of $4.1 million related to non-vested shares and share options that the Company expects to be recognized over the weighted average life of 2.3 years.

 | December 31, 2022, Form 10-Q

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2022, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Cash Deposits are classified as Level 2 as they do not have regular market pricing, but its fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022, and March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

As of December 31, 2022

(in thousands)

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	2,898	-	-	2,898	2,898	-
Money Market Fund	2,005	-	-	2,005	2,005	-
Debt Funds	39	1	-	40	40	-
Mutual Fund	85	3	-	88	-	88
Level 2
Certificate of Deposits	2	-	-	2	2	-
TOTAL	5,029	4	-	5,033	4,945	88

As of March 31, 2022

(in thousands)

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	10,460	-	-	10,460	10,460	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	-	-	-	-	-	-
Mutual Funds	-	-	-	-		-
Level 2		-	-	-	-	-
Certificate of Deposits	-	-	-	-	-	-
TOTAL	10,460	-	-	10,460	10,460	-

 | December 31, 2022, Form 10-Q

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

Products and Services

	(in thousands)
Segments	Nine months ended December 31, 2022 ($)	Percentage of Total Revenue (%)

Infrastructure segment	59	8%
Life Sciences segment	686	92%
Total	745	100%

	(in thousands)
Segments	Nine months ended December 31, 2021 ($)	Percentage of Total Revenue (%)

Infrastructure segment	26	10%
Life Sciences segment	249	90%
Total	275	100%

For information for revenue by product and service, refer Note 2, “Summary of Significant Accounting Policies”.

 | December 31, 2022, Form 10-Q

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Nine months ended December 31, 2022 ($)	Percentage of Total Revenue (%)

America	U.S.	673	90%
	Colombia	13	2%
Asia	India	59	8%
Total		745	100%

		(in thousands)
Segments	Country	Nine months ended December 31, 2021 ($)	Percentage of Total Revenue (%)

America	U.S.	218	78%
Asia	India	57	22%
Total		275	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of December 31, 2022 ($)
Intangible assets, net	1,022	-	1,022
Property, plant, and equipment, net	4,198	4,111	8,309
Claims and advances	577	451	1,028
Operating lease asset	323	34	357
Total non-current assets	6,120	4,596	10,716

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2022 ($)
Intangible assets, net	436	481	917
Property, plant, and equipment, net	4,978	4,441	9,419
Claims and advances	550	387	937
Operating lease asset	396	54	450
Total non-current assets	6,360	5,363	11,723

NOTE 17 – SUBSEQUENT EVENTS

None to report.

 | December 31, 2022, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of India Globalization Capital, Inc.’s, dba IGC Inc. (“IGC,” “the Company,” “we,” “our,” and/or “us”), consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and nine months ended December 31, 2022, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 23, 2022 (the “2022 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

Business Overview

IGC develops advanced formulations for treating diseases and conditions, including Alzheimer’s disease (AD), menstrual cramps (dysmenorrhea), premenstrual syndrome (PMS) and chronic pain. The Company’s leading drug candidate, IGC-AD1, has demonstrated in Alzheimer’s cell lines the potential to be effective in suppressing or ameliorating two key hallmarks of AD: plaques and tangles. IGC-AD1 is currently in a Phase 2B safety and efficacy clinical trial for agitation in dementia from AD (clinicaltrials.gov, NCT05543681). The Company also has lines of various cannabinol (CBD) based consumer products such as Holief, which includes gummies and pain relief creams for women experiencing PMS and menstrual cramps, and Sunday Seltzer, which includes a CBD-infused energy beverage, all currently available for purchase.

The Company currently has two main investigational small molecules in various stages of development:

1)

IGC-AD1, our lead therapeutic candidate, is a THC based formulation that has demonstrated in AD cell lines, in vitro, the potential in reducing a key peptide responsible for Aβ plaques, and the potential to decrease or inhibit the phosphorylation of tau a protein that is responsible for the formation of neurofibrillary tangles, both key hallmarks of AD. In addition, in the Phase 1 human trial it demonstrated the potential to reduce agitation in dementia due to AD. IGC-AD1 is currently in Phase 2B trials for treating agitation in dementia from AD, a condition that affects over 10-million individuals in North America and Europe, and

2)	TGR-63, a non-cannabinoid molecule, is an enzyme inhibitor shown in pre-clinical trials to reduce neurotoxicity in Alzheimer’s cell lines.

The Company controls nine patents and seven patent applications, including two each for IGC-AD1 and TGR-63 and their use related to Alzheimer’s.

The Company’s various personal care CBD-based over the counter (“OTC”) consumer products are sold through online and wholesale channels under the following two brands:

●

Holief™ is a vegan, non-GMO, cruelty free, paraben free, lab verified, CBD infused line of OTC products with plant-based ingredients aimed at supporting period cramp discomforts and other PMS symptoms.

●

Sunday Seltzer™ is a vegan, organic, lightly carbonated energy drink with natural caffeine from green tea extract, CBD, vitamin B, and vitamin C, with no added sugars, and no preservatives. The energy drink is available in two flavors, pomegranate-lemon, and peach-ginger. In addition, Sunday Seltzer™ is also available in four other flavors with no caffeine.

Both Holief™ and Sunday Seltzer™ are compliant with applicable federal, state, and local laws, and regulations.

IGC operates two segments: the Life Sciences segment described above and a legacy Infrastructure segment to execute construction contracts and the rental of heavy construction equipment in India. The Company is currently actively executing a project in this segment.

 | December 31, 2022, Form 10-Q

Other Developments

The Company commenced its Phase 2 clinical trial for agitation in dementia from Alzheimer’s at two U.S. sites and one Canadian site with plans to add between five to ten additional sites in the United States, Canada, and possibly South America to increase population diversity, promoting both the inclusion of underrepresented populations and helping the Company to better understand the impact of IGC-AD1 on the population of the Americas. The trial is intended to enroll 146 patients with one half, the treated group, receiving IGC-AD1, and the other half, the control group, receiving a placebo. The goal of the trial is to evaluate and establish the efficacy of IGC-AD1 in treating patients with Alzheimer’s dementia to reduce neuropsychiatric symptoms (“NPS”) such as agitation, which affects 76% of individuals with Alzheimer’s (Mussele et al., 2015). The Company hopes to be the first natural THC based medication to treat agitation in dementia due to Alzheimer’s.

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

Our Infrastructure segment strategy entails executing the current construction contracts that are in effect.

COVID-19 Update

Our infrastructure business is based in the state of Kerala, India. COVID-19 has had and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. The Company continues to monitor the situation and take appropriate action. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control. Additional future impacts on the Company may include material adverse effects on demand for the Company’s products and services.

 | December 31, 2022, Form 10-Q

Results of Operations for the Three Months Ended December 31, 2022, and December 31, 2021

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended December 31, 2022, and December 31, 2021:

Statement of Operations (in thousands, unaudited)

	Three months ended December 31,
	2022	2021	Change	Percent
	($)	($)	($)	Change
Revenue	332	142	190	134%
Cost of revenue	(230)	(80)	(150)	188%
Gross profit	102	62	40	65%
Selling, general and administrative expenses	(1,574)	(2,070)	496	(24)%
Research and development expenses	(806)	(377)	(429)	114%
Operating loss	(2,278)	(2,385)	107	(4)%
Other income, net	29	4	25	625%
Loss before income taxes	(2,249)	(2,381)	132	(6)%
Income tax expense/benefit	-	-	-	-
Net loss	(2,249)	(2,381)	132	(6)%

Revenue – Revenue was approximately $332 thousand and $142 thousand for the three months ended December 31, 2022, and December 31, 2021, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white label manufactured products, sales of holistic women’s health care products and beverages including the Company’s energy drink, among others. The increase in sales was primarily related to increased sales of the Company’s services and products. The Infrastructure segment revenue was approximately $41 thousand and $8 thousand for the three months ended December 31, 2022, and December 31, 2021, respectively. The increase in revenue derived from the Infrastructure segment relates to progress in construction activity.

Cost of revenue – The cost of revenue amounted to approximately $230 thousand for the three months ended December 31, 2022, compared to $80 thousand in the three months ended December 31, 2021, this represents gross margins of 31% and 44%, respectively. The change in the cost of revenue is primarily attributable to the cost of raw materials required to produce our products and the cost related to low margin Infrastructure revenue.

Selling, general and administrative expenses (“SG&A”) – SG&A expenses were approximately $1.5 million and $2.07 million for the three months ended December 31, 2022, and December 31, 2021, respectively. The decrease of $496 thousand is attributed to a reduction of compensation, legal and marketing expenses. SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts, and advance, if any.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $429 thousand, or 114%, to $806 thousand during the three months ended December 31, 2022, from approximately $377 thousand during the three months ended December 31, 2021. The increase is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63. We anticipate increased R&D expenses as the development of TGR-63 and the Phase 2 trial on Alzheimer’s pick up more momentum.

 | December 31, 2022, Form 10-Q

Results of Operations for the Nine Months Ended December 31, 2022, and December 31, 2021

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the nine months ended December 31, 2022, and December 31, 2021:

Statement of Operations (in thousands, unaudited)

	Nine months ended December 31,
	2022	2021	Change	Percent
	($)	($)	($)	Change
Revenue	745	275	470	171%
Cost of revenue	(366)	(149)	(217)	146%
Gross profit	379	126	253	201%
Selling, general and administrative expenses	(4,943)	(7,956)	3,013	(38)%
Research and development expenses	(2,968)	(1,097)	(1,871)	171%
Operating loss	(7,532)	(8,927)	1,395	(16)%
Impairment of investment	-	(37)	37	(100)%
Other income, net	56	451	(395)	(88)%
Loss before income taxes	(7,476)	(8,513)	1,037	(12)%
Income tax expense/benefit	-	-	-	-
Net loss	(7,476)	(8,513)	1,037	(12)%

Revenue – Revenue was approximately $745 thousand and $275 thousand for the nine months ended December 31, 2022, and December 31, 2021, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white label manufactured products, sales of holistic women’s health care products and beverages including the Company’s energy drink, among others. The increase in sales was primarily related to increased sales of the Company’s services and products. The Infrastructure segment revenue was approximately $59 thousand and $26 thousand for the nine months ended December 31, 2022, and December 31, 2021, respectively. The increase in revenue derived from the Infrastructure segment relates to progress on the construction activity.

Cost of revenue – The cost of revenue amounted to approximately $366 thousand for the nine months ended December 31, 2022, compared to $149 thousand in the nine months ended December 31, 2021, this represents gross margins of 51% and 46%, respectively. The change in cost of revenue is primarily attributable to the cost of raw materials required to produce our products and the cost related to low margin Infrastructure revenue. While gross margins increased, year over year, there is lack of visibility moving forward due to overall inflationary pressures.

Selling, general and administrative expenses – SG&A expenses were approximately $5 million and $7.96 million for the nine months ended December 31, 2022, and December 31, 2021, respectively. The decrease of $3 million is attributed to an adjustment of one-time expenses and a reduction of compensation, legal and marketing expenses. SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation and write-offs relating to doubtful accounts, and advance, if any.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $1.8 million or 171% to $2.9 million during the nine months ended December 31, 2022, from approximately $1.1 million during the nine months ended December 31, 2021. The increase is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63. We anticipate additional R&D expenses as the Phase 2 trial commences with patient sign-ups.

Impairment of investment – During the nine months ended December 31, 2022, there was no investment impairment. However, during the nine months ended December 31, 2021, the Company exited its investment and acquisition of Evolve I, Inc. (“Evolve”). The Company received shares of IGC common stock, which had granted to Evolve as consideration to the Share Subscription Agreement (SSA), in exchange for the return of its shareholding in Evolve. Accordingly, the Company cancelled the IGC shares received by it and impaired its remaining investment of approximately $37 thousand.

 | December 31, 2022, Form 10-Q

Other income, net – Other net income decreased by approximately $395 thousand or 88% during the nine months ended December 31, 2022. As a result, the total other income for the nine months ended December 31, 2022, and 2021 is approximately $56 thousand and $451 thousand, respectively. During the nine months ended December 31, 2021, the other income included a one-time income of approximately $430 thousand related to the forgiveness of the PPP Note. Other income includes interest and rental income, dividend income, profit from sale of assets, unrealized gains from investments, net income, and income from scrap sales.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations, or other long-term liabilities, except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies”, Note 11, “Loans and Other Liabilities” and Note 9, “Leases” in Item 1 of this report for further information on Company commitments and contractual obligations.

The Company believes its existing balances of cash, cash equivalents, and short term investments, and other short-term liquidity arrangements will be sufficient, to satisfy its working capital needs, capital asset purchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, and other asset classes, clinical trials, and other liquidity requirements, if any, associated with its existing operations over the short . The Company expects to raise capital for its trials as and when it is able to do so, but there can be no assurance thereof. In addition, there can be no assurance of the terms thereof and any subsequent equity financing sought may have dilutive effects on our current shareholders. While there is no guarantee that we will be successful, we are applying to non-dilutive funding opportunities such as Small Business Research and Development programs. In addition, subject to limitations on the amount of capital that can be raised, the Company expects to utilize its shelf registration on statement on Form S-3 to raise capital  through at-the-market Offerings or otherwise. Please refer to Item 1A “Risk Factors” of the Company’s 2022 Form 10-K for further information on the risks related to the Company.

	(in thousands, unaudited)

	As of December 31, 2022 ($)	As of March 31, 2022 ($)	Change	Percent Change
Cash and cash equivalents	4,945	10,460	(5,515)	(53)%
Working capital	7,998	12,670	(4,672)	(37)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $5.5 million to approximately $5 million in the nine months ended December 31, 2022, from $10.4 million as of March 31, 2022, a decrease of approximately 53%.

Summary of Cash flows

	(in thousands, unaudited)

	Nine months ended December 31,
	2022	2021	Change	Percent Change
Cash used in operating activities	(5,530)	(6,575)	1,045	(16)%
Cash (used in)/ provided by investing activities	7	(189)	196	(104)%
Cash provided by financing activities	101	4,143	(4,042)	(98)%
Effects of exchange rate changes on cash and cash equivalents	(93)	14	(107)	100%
Net decrease in cash and cash equivalents	(5,515)	(2,607)	(2,908)	112%
Cash and cash equivalents at the beginning of period	10,460	14,548	(4,088)	(28)%
Cash and cash equivalents at the end of the period	4,945	11,941	(6,996)	(59)%

 | December 31, 2022, Form 10-Q

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2022, was approximately $5.5 million. It consists of a net loss of approximately $7.5 million, a positive impact on cash due to non-cash expenses of approximately $2.8 million, and a negative change in operating assets and liabilities of approximately $856 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $504 thousand, stock-based expenses of approximately $2.3 million, and net loss on the sale of a property, plant, and equipment of approximately $39 thousand. In addition, changes in operating assets and liabilities had a negative impact of approximately $856 thousand on cash, of which approximately $127 thousand is due to a decrease in accounts receivables, approximately $572 thousand decrease in accrued and other liabilities, and approximately $157 thousand decrease in other net current assets and liabilities.

Net cash used in operating activities for the nine months ended December 31, 2021, was approximately $6.6 million. This consists of a net loss of approximately $8.5 million and non-cash items totaling approximately $2.89 million, which in turn consist of an amortization and depreciation charge of approximately $486 thousand, stock-based expenses totaling approximately $1.1 million, approximately $1.7 million for a provision related to stolen inventory, approximately $37 thousand related to the impairment of investment and gain due to forgiveness of the PPP Note of approximately $430 thousand. Changes in operating assets and liabilities had a net negative impact of approximately $944 thousand on cash, of which approximately $51 thousand is related to inventory.

Investing Activities

Net cash provided by investing activities for the nine months ended December 31, 2022, was approximately $7 thousand, which comprised net proceeds from the sale of property, plant, and equipment of approximately $239 thousand, adjusted with cash expenses of approximately $144 thousand for the acquisition and filing expenses related to patents and approximately $88 thousand of a short-term investment.

Net cash used in investing activities for the nine months ended December 31, 2021, was approximately $189 thousand, which comprised expenses of approximately $37 thousand for the acquisition and filing expenses related to patents and purchase of property, plant, and equipment of approximately $152 thousand.

Financing Activities

Net cash provided by financing activities from the issuance of equity stock through our ATM offering, net of all expenses related to the issuance of stock, was approximately $101 thousand and $4.1 million for the nine months ended December 31, 2022, and 2021, respectively.

 | December 31, 2022, Form 10-Q

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

 | December 31, 2022, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | December 31, 2022, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of December 31, 2022, the Company and one of its officers are parties to the following litigation matter:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (“Apogee”) and John R. Clarke (“Clarke”) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (“Mukunda”) (the “Apogee Litigation”). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners and Co., LLC (“Midtown”). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s counterclaim against the Company for an alleged breach of the purchase agreement; and Clarke’s claim against the Company for alleged breach of an alleged promise to issue him shares of the Company. The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company and Mukunda deny any and all liability and, in particular, deny many of the factual allegations contained in Apogee’s and Mr. Clarke’s filings in the Apogee Litigation. Both the Company and Mukunda intend to vigorously defend the litigation and are represented by counsel for that purpose.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 | December 31, 2022, Form 10-Q

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

 | December 31, 2022, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIA GLOBALIZATION CAPITAL, INC.

Date: February 14, 2023	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice President (Principal Financial Officer)

 | December 31, 2022, Form 10-Q