Form 10-K
period 2023-03-31
IGC Pharma, Inc.
filed 2023-07-07
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended March 31, 2023.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32830

IGC PHARMA, INC.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its Internal Control Over Financial Reporting under section 404 (b) of the Sarbanes-Oxley by the registered public accounting firm that prepared or issued its annual report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $20,812,750. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

53,077,436 shares of our common stock were outstanding as of July 6, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None

IGC PHARMA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2023

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

This Annual Report on Form 10-K and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements. In this report and the documents incorporated by reference, we discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by law, we assume no obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●	the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating and capital expenses;
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
●

our ability to obtain the U.S. Food and Drug Administration (FDA) approval for an Investigational New Drug Application (INDA) and to successfully run medical trials, including a Phase 2 trial for IGC-AD1;

●	our reliance on third parties to conduct clinical trials, and for the manufacture of IGC-AD1 for non-clinical studies and clinical trials;
●	the impact of the COVID-19 pandemic on our results of operations, including the delay in our ability to launch certain projects;
●	our financial performance;
●	the outcome of medical trials that are conducted on our Investigational Drug Candidates and products;
●	our ability to fund the costs of clinical trials and other related expenses;
●	our ability to maintain our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	competition and general acceptance of phytocannabinoids for alternative, pharmaceutical, and nutraceutical therapies;
●	our ability to effectively compete and our dependence on market acceptance of our brands and products within and outside the United States;
●	federal and state legislation, and administrative policy regulating phytocannabinoids;
●	our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical grade phytocannabinoids;
●	our ability to obtain and protect patents for the use of phytocannabinoids in our formulations;
●	our ability to obtain and install equipment for processing and manufacturing hemp and hemp products;
●	our ability to successfully navigate disruptions of information technology systems or data security breaches that could adversely affect our business.

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

PART I

In this report, unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our,” and “us” refer to IGC Pharma, Inc., together with the subsidiaries identified in Exhibit 21.1 of this Annual Report on Form 10-K. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report. They should not be considered part of this report.

ITEM 1. BUSINESS

Overview

IGC Pharma, Inc., formerly known as India Globalization Capital Inc., is a clinical-stage pharmaceutical company with a diversified revenue model that develops both prescription drugs and over-the-counter (OTC) products. IGC is a Maryland corporation established in 2005 with a fiscal year that is a 52- or 53-week period that ends on March 31. IGC has two business segments: Life Sciences and Infrastructure.

Our focus is on developing innovative therapies for neurological disorders such as Alzheimer’s disease, epilepsy, Tourette syndrome, and sleep disorders. We also focus on formulations for eating disorders, chronic pain, premenstrual syndrome (PMS), and dysmenorrhea, in addition to health and wellness OTC formulations. The Company is developing its lead candidate, IGC-AD1, an investigational oral therapy for the treatment of agitation associated with Alzheimer’s disease. IGC-AD1 is currently in Phase 2 (Phase 2B) clinical trials after completing nearly a decade of research and realizing positive results from pre-clinical and a Phase 1 trial. This previous research into IGC-AD1 has demonstrated efficacy in reducing plaques and tangles, which are two important hallmarks of Alzheimer’s, as well as reducing neuropsychiatric symptoms associated with dementia in Alzheimer’s disease, such as agitation.

Alzheimer’s is a progressive neurodegenerative disorder characterized by memory loss, cognitive decline, and behavioral changes. As the most common cause of dementia, it affects over 50 million people worldwide. The disease is associated with the accumulation of plaques and tangles in the brain, leading to brain cell deterioration and impaired cognitive functions. Currently, there is no cure for Alzheimer’s, and the projected cost of Alzheimer’s and associated dementia is expected to be around $1 trillion just in the U.S., placing a significant financial strain on individuals, families, and the healthcare system.

The progress we are making in clinical trials gives us confidence in the potential of IGC-AD1 to be a groundbreaking therapy, with the potential to treat Alzheimer’s and also to manage devastating symptoms that separate families, increase admissions to nursing homes, and drive the cost of Alzheimer’s care. We have filed forty-one (41) patent applications in different countries and secured nine patents, including control of four in the Alzheimer’s space. We have built a facility for a potential Phase 3 trial and have strategic relations for the procurement of Active Pharmaceutical Ingredients (APIs). In addition, we have acquired and initiated work on TGR-63, a pre-clinical molecule that exhibits an impressive affinity for reducing neurotoxicity in Alzheimer’s cell lines. The advancement of IGC-AD1 into Phase 2 trials represents a significant milestone for the Company and positions us for multiple pathways to future success. We anticipate that the positive outcomes from these and other trials will drive further growth, valuation, and market potential for IGC-AD1, although there can be no assurance thereof.

At IGC Pharma, we recognize the significance of operational excellence and cost management in clinical trials. We have established an internal capability to manage trials, including proprietary software, rather than working with an external Contract Research Organization (CRO). We believe this empowers us to substantially reduce the costs associated with clinical trials compared to relying on external CROs. Our proprietary software allows us to streamline the trial processes, enabling seamless coordination and data management. Additionally, we are integrating machine learning technologies into our software framework. We believe this overlay of Artificial Intelligence (AI) will help us simulate trial scenarios, generate new insights to facilitate improved decision-making, efficiently design our Phase 3 trial, provide advanced data analysis, and ultimately enhancing the effectiveness and efficiency of our clinical trials, although there can be no assurance thereof.

Life Sciences Segment

IGC develops advanced formulations for treating diseases and conditions, including Alzheimer’s disease (AD), menstrual cramps (dysmenorrhea), premenstrual syndrome (PMS), and chronic pain. The Company’s leading drug candidate, IGC-AD1, has demonstrated in Alzheimer’s cell lines the potential to be effective in suppressing or ameliorating two key hallmarks of Alzheimer’s: plaques and tangles. IGC-AD1 is currently in a Phase 2B safety and efficacy clinical trial for agitation in dementia from Alzheimer’s (clinicaltrials.gov, NCT05543681). The Company also has a line of consumer product such as HoliefTM, which includes gummies and pain relief creams for women experiencing PMS and menstrual cramps, all currently available for purchase.

Pharmaceutical: Since 2014, the Company has focused primarily on the potential uses of phytocannabinoids, including Tetrahydrocannabinol (THC) and Cannabidiol (CBD), in combination with other compounds to treat multiple diseases, including Alzheimer’s. As a company engaged in the clinical-stage pharmaceutical industry, we focus our research and development efforts, subject to results of future clinical trials, on seeking pharmaceutical solutions that may a) alleviate neuropsychiatric symptoms such as agitation, anxiety, and depression associated with dementia in Alzheimer’s disease; and b) halt the onset, progression, or cure Alzheimer’s disease.

The Company currently has two main investigational small molecules in various stages of development:

1)

IGC-AD1, our lead therapeutic candidate, is a THC based formulation that has demonstrated in AD cell lines, in vitro, the potential in reducing a key peptide responsible for Aβ plaques and the potential to decrease or inhibit the phosphorylation of tau, a protein that is responsible for the formation of neurofibrillary tangles, both important hallmarks of AD. In addition, Phase 1 human trial results demonstrated IGC-AD1’s potential to reduce agitation in dementia due to AD. IGC-AD1 is currently in Phase 2B trials for treating agitation in dementia from AD, a condition that affects over 10-million individuals in North America and Europe, and

2)

TGR-63, a non-cannabinoid molecule, is an enzyme inhibitor shown in pre-clinical trials to reduce neurotoxicity in Alzheimer’s cell lines. Neurotoxicity causes cell dysfunction and death in Alzheimer’s disease. If shown to be efficacious, in AD cell lines, in halting this process, this inhibitor has the potential to treat Alzheimer’s disease by ameliorating Aβ plaques.

Over-the-Counter Products: We created a women’s wellness brand, Holief™ available through online channels that is compliant with relevant federal, state, and local laws and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over-the-counter (OTC) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (PMS). The products are available through Amazon and other online channels.

Alzheimer’s disease

The National Institute on Aging (NIA) at the National Institutes of Health (NIH) defines Alzheimer’s as an irreversible, progressive brain disorder that destroys memory and thinking skills. According to the Alzheimer’s Association, approximately 11% of Americans over 65 have Alzheimer’s dementia, and many more could be undiagnosed. Some researchers suspect half of the 80 and over population will develop Alzheimer’s (Alzheimer’s Association, 2023). Alzheimer’s is the third leading cause of death, after heart disease and cancer. (NIA, 2019). The Alzheimer’s crisis is growing, and by 2030, World Health Organization (WHO, 2020) estimates that 55 million people worldwide will have dementia. With no approved cure, the global cost of dementia is expected to rise to about $2.8 trillion by 2030.

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

The NIA categorizes Alzheimer’s in three stages–- mild, moderate, and severe (NIA, 2019). Symptoms of mild Alzheimer’s can include wandering (getting lost, not remembering the way home), trouble handling money and paying bills, repeating questions, and personality or behavior changes. As the disease progresses to moderate, there is damage to the areas of the brain that control language, reasoning, sensory processing, and conscious thought. Patients can have difficulty with multi-step tasks such as getting dressed. Behavioral problems, including hallucinations, delusions, paranoia, and impulsive behavior, can also increase. When severe Alzheimer’s sets in, plaques and tangles spread throughout the patient’s brain, and the brain shrinks significantly. People with severe Alzheimer’s are completely dependent on others for care. They cannot communicate, and near the end of their life, they may be largely bedridden as the body shuts down (NIA, 2021).

Currently, there are limited options to help Alzheimer’s patients with the debilitating symptoms of the disease or relief for the burden placed on their caregivers (Cheng, 2017). Our Phase 1 trial for IGC-AD1 may provide hope for those patients suffering from mild to severe dementia due to Alzheimer’s disease.

Alzheimer’s Disease (AD) Pathology

Alzheimer’s pathology can be divided into two categories, familial or inherited AD and sporadic AD. The histopathology of early-onset familial AD and late-onset sporadic AD are indistinguishable. Both forms of AD are characterized by extracellular amyloid-β (Aβ) plaques and intracellular tau-containing neurofibrillary tangles (Gӧtz, et al., 2011). Simplistically, in normal brain functioning, a large protein called Amyloid Precursor Protein (APP) is cleaved into smaller fragments called Aβ proteins. In a normal brain, these are subsequently broken down further and cleared. However, in AD brains, these Aβ proteins are not broken down and cleared; they instead stick to one another and deposit as inter-neuronal sticky plaque—that is, they deposit as plaque between neurons. In the brain, within a neuron, tau (τ) is a key protein that holds together the transport scaffold. As an analogy, it is the brick and mortar of the highway over which nutrients are transported within a neuron. In an AD brain, tau breaks down due to a process called hyperphosphorylation and is unable to hold the transport highway. The breakdown results in neurofibrillary tangles (NFTs) and eventually leads to neuronal death.

The misfolded structure of Aβ proteins, along with NFTs, generates a characteristic tendency for their aggregation (Chiti & Dobson, 2006) around damaged or dead neurons and within cerebral vasculature in the brain. It manifests by memory loss followed by progressive dementia. It has long been believed that Aβ1–40 (Aβ40) and Aβ1–42 (Aβ42) aggregates are the constituents of the insoluble plaques that are characteristic of AD. This disease is also associated with neuroinflammation, excitotoxicity, and oxidative stress (Campbell & Gowran, 2007; Rich, et al., 1995). However, the continuous aggregation of Aβ proteins along with hyperphosphorylation of tau protein inside the cell, causing NFT formation, are generally accepted as the major etiological factors of the neuronal cell death associated with the progression of Alzheimer’s disease (Octave, 1995; Reitz, et al., 2011; Pillay, et al., 2004).

Figure 1: Hallmarks of Alzheimer’s

●         Extracellular Plaque: β-amyloid (Aβ)

●         Tau Neurofibrillary Tangles (NTFs).

Causes loss of neurons & critical neuronal connections.

Also linked to Alzheimer’s:

●         Metabolism disruption

●         Mitochondrial dysfunction

●         Neuroinflammation

IGC-AD1 Studies on Alzheimer’s

While investigating cannabinoid-based combination therapies, researchers at the University of South Florida (USF) discovered the potential for cannabis to play a role in treating Alzheimer’s. The discovery was featured on Dr. Sanjay Gupta’s CNN show Weed 2. This work also led to several patent filings including one that was granted by the United States Patent and Trademark Office (USPTO). In fiscal year 2018, IGC acquired exclusive rights to the research data and patent filing. The research on the active ingredients of IGC-AD1 (IGC-AD1 Actives) showed that they, in combination, had potentially positive effects on Alzheimer’s disease. Specifically, the pre-clinical research on the IGC-AD1 Actives showed the following:

Impact on plaque levels: Cao et al., (2014) reported a dose-dependent decrease in Aβ40 levels in N2a/AβPPswe cells (AD cell lines) in the presence of the IGC-AD1 Actives, after 24 hours of incubation. Furthermore, repeated exposure reduced Aβ40 levels without changing APP levels, a novel non-obvious, and important finding as APP is a key protein associated with brain functioning. The mode of action is attributed to its direct interaction with Aβ protein and inhibition of Aβ aggregation (Cao et al., 2014).

Impact on Tau Protein: IGC-AD1 Actives lowered the level of phosphorylated Tau (pTau) expression in N2a/AβPPswe cells in a dose-dependent manner. The mode of action was attributed to the direct interaction of IGC AD1 Actives with GSK3 protein kinase, which lowers pTau expression (Cao et al., 2014).

Impact on neurotoxicity: Analysis of the neurotoxicity at various doses in N2a/AβPPswe cells after incubation for up to 24 hours showed that the IGC-AD-1 Actives were non-toxic to cells at all doses (Cao et al., 2014).

Impact on Mitochondria: In a novel and non-obvious finding, it was discovered that THC in low doses has the unique property of enhancing mitochondrial functioning in isolated mitochondria obtained from N2a/AβPPswe cells (Cao et al., 2014). This finding is contrary to what THC does at higher doses, alluding to a bi-phasic nature of THC.

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

Research has shown that micro-dosing of THC could increase the functioning of mitochondria on AD cell lines (Cao et al., 2014) and potentially promote the growth of new pathways (neurogenesis) (Suliman, et al., 2018). Micro-dosing of THC affects the brain radically differently from the normal dosing in the FDA-approved prescription drug, Dronabinol. For example, there is a significant body of research showing that THC is neuro-toxic at normal levels, but micro-doses of THC have been shown to be non-toxic to neurons. With the exciting results of these pre-clinical studies, the Company developed an oral formulation, IGC-AD1, and completed a Phase 1 trial on AD patients.

IGC-AD1 Clinical Trial Data

To the best of our knowledge, the Company’s Phase 1 clinical trial testing the safety and tolerability of IGC-AD1 is the first human clinical trial using low doses of THC, in combination with another molecule, to treat symptoms of dementia in Alzheimer’s patients. THC is a naturally occurring cannabinoid produced by the cannabis plant. It is known for being a psychoactive substance that can impact mental processes in a positive or negative way, depending on the dosage. THC is biphasic, meaning that low and high doses of the substance may affect mental and physiological processes in substantially different ways. For example, in some patients, low doses may relieve a symptom, whereas high doses may amplify a symptom. IGC’s trial is based on low dosing and controlled trials on patients suffering from Alzheimer’s disease.

A double-blind, single-site, randomized, three cohort, multiple-ascending dose (MAD) clinical trial (FDA IND Number: 146069, NCT04749563) was conducted using the investigational new drug (IND) IGC-AD1. IGC received approval to proceed with the Phase 1 clinical trial from the FDA on July 30, 2020. The primary objective was safety and tolerability in elderly patients suffering from Alzheimer’s disease. The secondary objective was measuring changes in neuropsychiatric symptoms (NPS) using the neuropsychiatric inventory (NPI) as well as to assess the risk of suicide using the Columbia-Suicide Severity Rating Scale (C-SSRS). The exploratory objective was to measure the pharmacokinetics (PK) and the impact of polymorphisms of the gene CYP2C9 on PK. In all three cohorts, ten participants received IGC-AD1 and two received a placebo. There were at least four days of washout between the cohorts. In Cohort one, Cohort two, and Cohort three the doses were q.d. (once per day), b.i.d. (twice per day), and t.i.d. (three times per day), respectively. The trial concluded that all three dosing levels were safe with no serious or life-threatening events or deaths reported.

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

In the Phase 1 trial conducted on patients with Alzheimer’s disease, we measured changes in NPS as assessed by the NPI-12 as well as caregiver distress as assessed by the NPI-D. In the Phase 1 trial (N=10), seven received the active medication, and at baseline they had symptomatic Agitation with domain scores between two and twelve. In Cohorts two and three six Participants had symptomatic Agitation. We measured and analyzed the change in the mean NPI score for Agitation between Day 1 and Day 10 and between Day 1 and Day 15 for all three cohorts.

●

As shown in Table below, our analysis shows Cohort 2 had the largest absolute change in the mean Agitation score between Day one and Day ten (53% drop, p=.085) as well as between Day 1 and Day 15 (67% drop, p=.05).

Table 1: NPI analysis for each of the three cohorts

Domain	Cohort 1 (n=7)			Cohort 2 (n=6)			Cohort 3 (n=5)
Agitation	Baseline	Day	Day	Baseline	Day	Day	Baseline	Day	Day
	Day 0	10	15	Day 0	10	15	Day 0	10	15
Mean Score	4.7	3.3	3	4.3	2.1	1.5	4.2	3.2	1.4
Mean Change	-	1.4	1.7	-	2.2	2.8	-	1	2.8
Mean Change%	-	37%	48%	-	53%	67%	-	23%	67%
p-values	-	0.058	0.045	-	0.085	0.05	-	0.29	0.045
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

o Individual domain that showed improvement was Agitation (p = .06).

Figure 5: Results on Neuropsychiatric Symptoms (NPS) Measured by NPI Scores

These results represent the intervention of IGC-AD1 in patients showed an overall improvement in NPS, and specifically in agitation, anxiety, and depression domains. Caregiver distress improved as well.

Figure 6: Results on Agitation Measured by NPI Scores

These results represents that all three different doses, agitation improves both clinically and statistically (p<.05).

Phase 2 Clinical Trial Update

Typically, a Phase 2 trial is divided into a Phase 2A and a Phase 2B trial with the former designed to assess dosing requirements and the latter to establish efficacy. In this document, we refer to the trial as Phase 2 and Phase 2B interchangeably. The Company has initiated a Phase 2B protocol titled “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-controlled, trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease”. The protocol is powered at 146 Alzheimer’s patients, with half receiving placebo, and is a superiority, parallel group study. While subject to changes, we expect to conduct the trial at about fifteen sites in USA, Canada, and Colombia. The primary end point is agitation in dementia due to Alzheimer’s disease as rated by the Cohen-Mansfield Agitation Inventory (CMAI) over a six-week period. The Phase 2 trial will also look at eleven exploratory objectives, including changes in anxiety, changes in cognitive processes such as attention, orientation, language, and visual spatial skills as well as memory, changes in depression, delusions, hallucinations, euphoria/elation, apathy, disinhibition, irritability, aberrant motor behavior, sleep disorder, appetite, quality of life, and caregiver burden. In addition, the trial will evaluate the impact of CYP450 polymorphisms and specifically CYP2C9 on each of the NPS and assess any reductions in psychotropic drugs, among others. CYP2C9 ranks amongst the most important drug metabolizing enzymes in humans, as it breaks down over 100 drugs, including nonsteroidal anti-inflammatory all drugs. We seek to understand how various versions of the enzyme act on IGC-AD1. Each participant will receive two doses of IGC-AD1 (b.i.d.) or two doses of placebo per day for six weeks.

Rationale For IGC-AD1 Phase 2

The rationale for targeting agitation associated with dementia due to Alzheimer’s:

About 76% of AD patients suffer from agitation as rated by the CMAI (Van der Mussele, et al., 2015). While there can be no guarantee, we expect the Phase 2 trial to take between 12 and 18 months to complete, barring a variety of unknown factors, such as a resurgence of COVID and the enforcement of lockdowns and travel restrictions. Agitation is a behavioral syndrome characterized by increased, often undirected, motor activity, restlessness, aggressiveness, and emotional distress.

Symptoms of AD depend on the stage of the disease: preclinical, mild, moderate, or severe. NPS like agitation, apathy, delusions, hallucinations, and sleep impairment are common accompaniments of dementia. Loss of functionality, including progressive difficulty in performing instrumental and basic activities of daily living, are also seen with disease progression (Tang et al., 2019). There is a spectrum of behavioral disorders that can affect patients with AD. These include agitation, anxiety, disturbance of the sleep cycle, depression, inappropriate sexual behavior, disinhibition, and irritability, among others (Lyketsos et al., 2011). These behavioral disturbances not only affect the patient’s quality of life but also cause extreme emotional distress for the caregivers. These disturbances can become very difficult to manage, so most of the time, combinational therapy is used (Matsunaga, et al., 2015). This can cause secondary undesirable effects, such as excessive sleepiness, which diminishes the capability of the patient to be active and alert during the day; dizziness, which can increase the risk for falls (Allan, et al., 2005); worsening of cognitive function, which in turn worsens functionality (Paterniti S, et al., 2002); and even death due to cardiovascular complications (Qiu, et. Al., 2006).

NMI Compounds

Researchers at the Jawaharlal Nehru Centre for Advanced Scientific Research (JNCASR), in India conducted approximately 10 years of research and discovery work on naphthalene monoimide (NMI) compounds and the role of NMI compounds on neurotoxicity associated with Alzheimer’s. In Alzheimer’s patients, neurotoxicity is linked to beta amyloid (Aβ) plaques and Neuro Fibrillary Tangles (NFT). JNCASR’s research based on Alzheimer’s cell lines identified one lead NMI molecule, TGR-63, from a family of NMI molecules, with the potential to reduce beta amyloid (Aβ) plaques. Further, they demonstrated that the molecule reduces cognitive decline in a transgenic mouse model of Alzheimer’s. Their results were published in Advanced Therapeutics under the title “Naphthalene Monoimide Derivative Ameliorates Amyloid Burden and Cognitive Decline in a Transgenic Mouse Model of Alzheimer’s Disease” on January 28, 2021.

Figure 7: Shows the reduction of the amyloid burden by TGR63 in the APP/PS1 AD phenotypic mice model:

Figure 7 shows the Reduction of amyloid burden by TGR63 in APP/PS1 AD phenotypic mice model. A) Visualization of amyloid plaques in half hemisphere: Confocal microscopy images of coronal section of WT, AD mice, and TGR63 treated AD mice brain immunostained with amyloid fibrils specific OC primary antibody followed by fluorescently (λex = 633nm, λem = 650nm) labeled secondary antibody (red) and DAPI (blue). B) Reduction of cortical and hippocampal amyloid burden by TGR63 treatment: Higher magnification images of vehicle and TGR63 treated mice (WT and AD) brain sections to visualize and compare the Aβ plaques deposition in the cortex and hippocampus areas. The brain tissue sections were immunostained with amyloid fibrils specific primary antibody (OC) and red fluorescent-labeled (λex = 633nm and λem = 650nm) secondary antibody. C, D) Quantification of Aβ plaques: Amount of Aβ plaques (%area) deposited in different regions (cortex and hippocampus) of vehicle and TGR63 treated mice (WT and AD) brain was analyzed. Data represent mean ± SEM, number of mice = 3 per group (*p < 0.05). Scale bar: 20 µm.

On November 11, 2021, Hamsa Biopharma India Pvt. Ltd. (Hamsa Biopharma), a directly owned subsidiary of the Company, executed a Term Sheet with JNCASR, and on March 28, 2022, entered into an agreement for exclusive global rights corresponding to the molecules, technology, patent, and patent filings. The completion of outstanding items in the agreement occurred on May 10, 2022, and the agreement with JNCASR was filed on Form 8K on May 12, 2022. Pursuant to the agreement, IGC (through Hamsa Biopharma) acquired exclusive global rights to the molecule, which it intends to pursue as a drug development candidate, subject to further study, research, and development.

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

Contract Research Organization (CRO) and Clinical Trial Software

The IGC-Pharma Electronic Data Capture system (IGC-EDC) is a secure and user-friendly data management software designed to collect clinical trial data in electronic format. The software incorporates rigorous security measures that help IGC to protect data and ensure compliance with regulatory requirements and industry standards. This format is designed for our clinical trials, especially our Phase 2 trial. The EDC system is designed to store and organize handwritten source documents, including medical history, concomitant medications, laboratory results, neuropsychiatric scales scores, adverse events, vital signs, safety calls, demographics, among others. The system allows users to generate data reports that will be used for data analysis and generate computational models to simulate the effects of our investigational drug IGC-AD1 on participants’ outcomes. At IGC Pharma, we recognize the significance of operational excellence and cost management in clinical trials. One major cost driver in conducting trials is the expense associated with engaging CROs. These costs can significantly impact on the overall budget of a trial. To address this challenge and optimize trial costs, we have established an internal CRO, including proprietary software that we believe sets us apart from the traditional approach of outsourcing. We believe this strategic move will enable us to reduce the costs associated with clinical trials compared to relying on external CROs, although there can be no assurance. We have also begun working on overlaying machine learning technologies and Artificial Intelligence (AI) into the software framework for trial management with the expectation that this can lead to improved decision-making, contextual data entry, computational models, trial design (Phase 3), and data analysis, although there can be no assurance thereof.

Intellectual Property

Our goal is to use our intellectual property (IP) to develop products that we can bring to market in one or more of the following channels:

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

3. Partnerships and licensing agreements with third parties who can accelerate bringing our IP to the market.

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

The Table below provides the status of our patent filings:

TARGET	DESCRIPTION	PATENT PENDING	GRANTED PATENTS
			US	FOREIGN
Alzheimer’s Disease (IGC-AD1)	Method & Composition for Treating CNS Disorders	10	2	-
Alzheimer’s Disease (TGR-63)	Manufactured molecule with ability to impact plaque build-up	10	1	1
Alzheimer’s Disease (IGC-LMP)	Composition, Synthesis, & Medical use of Hybrid Cannabinoid	1	-	-
Epilepsy	Composition & Method for Treating Seizures in Mammals	2	2	-
Eating Disorders	Method & Composition for Treating Cachexia & Eating Disorders	1	1	-
Stuttering & Tourette Syndrome	Compositions & Methods using Cannabinoids for Treating Stuttering & Symptoms of Tourette Syndrome	5	-	-
Fatigue & Restoring Energy	Cannabis-Based Method & Compositions for Relieving Fatigue & Restoring Energy	6	-	-
Pain	Cannabinoid Composition & Method for Treating Pain	6	2	-
TOTAL		41	8	1

Products & Services

We market our brand, Holief™, and the formulations for the products, in accordance with applicable laws and regulations. Although there can be no assurance, we believe the brand and the formulations have significant potential in the growing natural products-based wellness and lifestyle market.

Holief™

The word “Holief” was created by combining the words “holistic” and “relief.” The brand includes multiple hemp-based products for women. Holief™ includes a patented formulation for treating the pain and symptoms of Premenstrual Syndrome (PMS) and period cramps. These products provide a natural alternative to pain medications such as opioids. The products are available online and through Amazon and other online channels.

Infrastructure segment

The Company’s infrastructure business has been operating since 2008, it includes: (i) Execution of Construction Contracts and (ii) Rental of Heavy Construction Equipment.

COVID-19 Update

The ongoing COVID-19 pandemic and the resulting containment measures that have been in effect from time to time in various countries and territories since early 2020 have had a number of substantial negative impacts on businesses around the world and on global, regional, and national economies, including widespread disruptions in supply chains for a wide variety of products and resulting increases in the prices of many goods and services. Currently, our production facilities in all of our locations continue to operate as they had before the COVID-19 pandemic, with few changes other than for enhanced safety measures intended to prevent the spread of the virus.

Some of our ongoing clinical trials experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and government-imposed travel restrictions. Some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19. Additionally, certain suppliers had difficulties meeting their delivery commitments, and we are experiencing longer lead times for components. Future shutdowns could have an adverse impact on our operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict.

It is difficult at this time to estimate the complete impact that COVID-19 could have on our business, including our customers and suppliers, as the effects will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread, including due to new variants and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions may be prolonged for extended periods, all of which would have a negative impact on our business, financial condition, and operating results.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact on our business due to the continued global economic impact of the COVID-19 pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. See Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Business Strategy

The Life Sciences business strategy includes:

1.	Subject to FDA approval, developing IGC-AD1 as a drug for treating agitation in dementia due to Alzheimer’s and investigating and developing TGR-63 for the potential treatment of Alzheimer’s disease.

2.	Marketing Holief™, and formulations.

We believe developing a drug for either symptoms or as a disease-modifying agent has less risk due to the need for multi-year trials and FDA approval. However, there is a considerable upside and significant value creation to the extent we obtain a first-to-market advantage, of which there can be no assurance. If we were to obtain a first-to-market advantage, such an advantage could result in significant growth if and when an approved drug launches. Our Holief™ formulation strategy includes expanding the line of products and formulations, and developing online services that connect women with healthcare professionals who can help with PMS and dysmenorrhea. We believe that building an online community that brings women together can create brand equity, loyalty, generate revenue, and drive valuation.

We believe that additional investment in clinical trials, research, and development (R&D), facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. These investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new hemp-based products that can provide treatment options for multiple conditions, symptoms, and side effects.

Our Infrastructure strategy includes the following:

●	Executing existing construction contracts, and

●	leasing heavy construction equipment.

Markets and Distribution

Life Sciences segment

There is a growing awareness around PMS, dysmenorrhea, and menopause. Approximately 31.3 million (Statista, 2021) women in America suffer from dysmenorrhea and PMS. Our Life Sciences revenue is less than 1% of the relevant global market, which implies a tremendous opportunity for growth. In Fiscal 2023, our sales and suppliers were concentrated, which represents some risk. Two customers accounted for over 10% of sales.

Infrastructure segment

In Fiscal 2023, our infrastructure business focused on projects in the state of Kerala. While executing this construction project, we took advantage of other opportunities to generate revenue from our infrastructure assets. We also lease our small fleet of heavy construction equipment, including graders, rollers, etc., to construction companies.

Our infrastructure business revenue is less than 1% of the global revenue of the rental, construction, and commodities markets. We currently have one customer and one subcontractor/supplier of infrastructure materials. Our ability to grow is limited by the disruption to the Hong Kong economy and the impact of COVID-19. If and when the economy recovers, there is a potential opportunity for growth given the total size of the market.

Business Seasonality

The infrastructure segment has historically experienced seasonality, with limited construction work available during the monsoon season. The hemp business also has seasonality, as most of the hemp harvest in America occurs in the fall. Pricing pressure is based on the volume of hemp biomass being harvested.

Competition

Competition for the Company’s products and services varies by market:

1. Life Sciences segment: We are developing affordable medical products including products subject to FDA approval, which can help individuals suffering from debilitating diseases like Alzheimer’s. We face competition from well-funded pharmaceutical companies. With our existing research, patent filings, and experienced team, we have an early-mover advantage in cannabinoid-based products to treat the symptoms of Alzheimer’s. Our wellness and lifestyle products compete with multiple well-established companies, in the food, beverage, and skincare industries. We also face competition from companies with experience in wholesaling hemp crude extract and hemp isolate as well as companies that provide white labeling and tolling services. It is unclear how future FDA guidance and ruling on hemp-based food, beverage, and cosmetic products will impact the market.

2. Infrastructure segment: The infrastructure industry in India and Hong Kong is highly competitive. Our differentiation is based primarily on price and local and industry knowledge of construction requirements in the regions where we operate.

Regulatory

Despite the passage of the 2018 Farm Bill, the FDA has not established guidance or rules on the infusion of hemp-based derivatives into food and beverage products. This creates a complicated framework of local rules and regulations that we must navigate. When federal rules are clearly set, we expect the demand for hemp-based food and beverages will increase. We also believe competition will increase as major food and beverage manufacturers will enter the market.

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
●

patents IGC-501, IGC-502, IGC-504, IGC-505, IGC-507, and IGC-514 for treatment of pain, treatment of seizures in humans and veterinary animals, treatment of cachexia and eating disorders in humans and veterinary animals, method and composition for treating seizure disorders, Alzheimer’s Disease and Self Assembly of Naphthalene Diimide Derivatives and Process Thereof, respectively;

●

facilities and a team with experience in manufacturing, marketing, and selling products. These competencies have enabled us to make progress on our business goals, specifically completing the Phase 1 clinical trial of IGC-AD1, which has the potential to positively impact the lives of millions of patients suffering from the symptoms of Alzheimer’s disease, subject to FDA approval.

Licenses, Technology, and Cybersecurity

We have intellectual property attorneys that advise, counsel, and represent the Company regarding the filing of patents or provisional patent applications, copyrights applications, and trademark applications; trade secret laws of general applicability; employee confidentiality and invention assignment. Most of our data, including our accounting data, is stored in the cloud, which helps us mitigate the overall risk of losing data. We have a cybersecurity policy in place and are in the process of implementing tighter cybersecurity measures to safeguard against hackers. The Company holds all rights to the patents that have been filed by us with the USPTO.

The table below summarizes the nature of the activity, type of license required and held, and encumbrances in obtaining permits for each location where the Company operated through its subsidiaries in Fiscal 2023:

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

Governmental Regulations

In the U.S., we are subject to oversight and regulations, for some or all of our activities, by the following agencies: SEC, state regulators, NYSE, FTC, and the FDA. The cannabis plant consists of several strains or varieties. Hemp and Marijuana are both cannabis plants. Under the 2018 Farm Bill, Hemp is classified as a cannabis plant that has 0.3% or less THC by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight.

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

For our business, we must apply for licenses in states where we desire to grow and process hemp. For example, in the state of Arizona, where we grew hemp, we were required to apply for licenses and register with the state the geo-location of all our operations, including the land on which hemp was grown and the facilities where hemp would be processed. These regulations are evolving, differ from jurisdiction to jurisdiction, and are subject to change.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with the current GMP is satisfactory, and the NDA contains data that provides substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (ETASU). ETASU can include, but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product, patient population, phase of the investigation, study sites, investigator and other aspects of the clinical trial is made public as part of the registration. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent the claims of which cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for the marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

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

Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active component that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application that includes the change.

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

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment (SPA), process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. According to its performance goals, the FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDC Act and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

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

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Medicare Part D, Medicare’s outpatient prescription drug benefit, contains protections to ensure coverage and reimbursement for oral oncology products, and all Part D prescription drug plans are required to cover substantially all oral anti-cancer agents. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Sales of products such as IGC-AD1 or any other product candidates will therefore depend substantially on the extent to which the costs of our products will be paid by third-party payors. Achieving favorable coverage and reimbursement from the Centers for Medicare and Medicaid Services (CMS) and/or the Medicare Administrative Contractors is typically a significant gating issue for successful introduction of a new product.

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

Environmental, Social, and Governance (ESG) Efforts. During Fiscal 2023, we distributed $194 thousand worth of hand sanitizers and other wellness products in an effort to expand the Company’s ESG programs.

Employees. As of March 31, 2023, we employed a team of approximately 61 full-time employees in our two segments. We also have contract workers and advisors in the U.S., India, Colombia, and Hong Kong.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the Securities and Exchange Commission (the SEC). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.igcinc.us when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with all other information included in this report, in evaluating the Company and our common stock. If any of the following risks and uncertainties develop into actual events, they could have a material adverse effect on our business, financial condition, or results of operations. In that case, the trading price of our common stock and other securities also could be adversely affected. We make various statements in this section, which constitute “forward-looking statements.” See “Forward-Looking Statements.”

Risks Related to Our Business, Industry, and Operations:

We have incurred significant losses and have an accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of March 31, 2023, we had cash and cash equivalents of $3.2 million and working capital of $4.6 million compared to cash and cash equivalents of $10.5 million and working capital of $12.7 million as of March 31, 2022, for continuing operations.

We have had a history of operating losses. For Fiscal 2023 and Fiscal 2022, we had a net loss of approximately $11.5 million and $15 million, respectively. Our revenue increased from Fiscal 2022 to Fiscal 2023. Our short-term focus is to gain market share for our Life Sciences segment. Accordingly, there can be no guarantee that our efforts will be successful. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable, and the market price of our common stock could decline. If we continue to have losses, we will be required to seek additional financing. No assurance can be given that we can raise any such financing, and such financing could be dilutive to our shareholders.

Our cannabinoid strategy makes it difficult to raise money as a public company.

Marijuana and hemp plants are both the same species, the dioecious plant Cannabis sativa L. Most countries differentiate hemp from marijuana by the amount of THC. Under the 2018 Farm Bill, hemp is classified as a cannabis plant that has 0.3% or less THC by dry weight. Marijuana is classified as a cannabis plant that has THC above 0.3% by dry weight. Both marijuana and hemp produce other cannabinoids, such as CBD.

CBD, mentioned in the context of products, refers to hemp extracts naturally rich in cannabinoids like CBD, but with 0.3% or less THC by dry weight. Despite having no direct involvement in selling marijuana, the Company is often incorrectly classified as a “cannabis company” or a “marijuana company,” with all the nuances that accompany that label, including being blacklisted by banks, investment banks, and until recently by the largest stock clearing services company. The near-monopoly nature of some of these institutions, especially clearing houses, makes it difficult for the Company to raise money, deposit share certificates, or even have investment banking relationships. As we cannot control how others perceive us, there can be no assurance that we will be able to raise enough capital for our planned expansion.

The Drug Enforcement Administration (DEA) interim final rule related to statutory amendments to the Controlled Substances Act made by the Agriculture Improvement Act of 2018 (AIA) regarding the scope of regulatory controls over marijuana, tetrahydrocannabinols, and other related constituents may have an adverse impact on our Company.

Effective August 21, 2020, the interim rule to align DEA regulations in response to hemp legalization under the 2018 Farm Bill became effective. In order to meet the AIA’s definition of hemp and thus qualify for the exception in the definition of marijuana, a cannabis-derived product must itself contain 0.3% or less delta-9-Tetrahydrocannabinol (THC) on a dry weight basis. It is not enough that a product is labeled or advertised as “hemp.” Cannabis-derived products that exceed the 0.3% THC limit do not meet the statutory definition of “hemp” and are Schedule I controlled substances, regardless of claims made to the contrary in the labeling or advertising of the products. Further, a cannabis derivative, extract, or product that exceeds the 0.3% THC limit is a Schedule I controlled substance, even if the plant from which it was derived contained 0.3% or less THC on a dry weight basis. While we strive to ensure compliance, further tightening of these definitions may have an adverse impact on our products.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, product candidates, or technologies, particularly those arrangements that seek to leverage other organizations’ internal platforms or competencies for the benefit of our products or potential products. Additional potential transactions that we may consider may include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. Any such transaction may require us to incur non-recurring or other charges that may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

There can be no assurance that we will undertake or successfully complete any transactions of the nature described above. Any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition, and prospects if we are unable to execute the planned objectives or capitalize on the relationship in the manner that was originally contemplated.

Global Operations

We operate on a global scale and could be affected by currency fluctuations, capital, and exchange controls, global economic conditions including inflation, expropriation, and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations, tax laws and regulations, and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including but not limited to the current conflict between Russia and Ukraine, terrorist activity, unstable governments, and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

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

The Company established a Good Manufacturing Practice (GMP) certified processing facility in the State of Washington for processes such as: a) production of products such as lotions, creams, and oils, among others, to support our products and to support white labeling; b) extraction of hemp into crude oil; and c) distillation of crude oil into hemp extracts.

Due to the complexity of the processes used to manufacture our product candidates, we may be unable to initiate or continue to pass federal, state, or international regulatory inspections in a cost-effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production, and/or enforcement actions, including injunctions and criminal or civil prosecution. These possible sanctions would adversely affect our business, the results of operations, and financial condition.

Legal claims could be filed that may have a material adverse effect on our business, operating results, and financial condition. We may, in the future face risks of litigation and liability claims, the extent of such exposure can be difficult or impossible to estimate and which can negatively impact our financial condition and results of operations.

Our operations are subject to numerous laws and regulations in the U.S., India, Colombia, and Hong Kong relating to the protection of the public and necessary disclosures regarding financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil, and, in some cases, criminal sanctions. We may not have been, or may not be, or may be alleged to have not been or to not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements or allegations. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines judgments, settlements, or other financial obligations or penalties, which could negatively impact our financial condition and results of operations. See Item 3, Legal Proceedings of this report for further information on the current status of legal proceedings, if any. There can also be no assurance that any insurance coverage we have will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that we are not covered by insurance, our management could spend significant time and resources addressing any such issues. And the legal fees necessary to defend against multiple lawsuits can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

Our Company is in a highly regulated industry. Significant and unforeseen changes in policy may have material impacts on our business.

Continued development in the phytocannabinoids industry is dependent upon continued state legislative authorization of cannabinoids as well as legislation and regulatory policy at the federal level. The federal Controlled Substances Act currently makes cannabinoids use and possession illegal on a national level. While there may be ample public support for legislative authorization, numerous factors impact the legislative process. Any one of these factors could slow or halt the use and handling of cannabinoids in the U.S. or in other jurisdictions, which would negatively impact our development of phytocannabinoids-based therapies and our ability to test and productize these therapies.

Many U.S. state laws conflict with the federal Controlled Substances Act. While we do not and do not intend, to distribute or sell marijuana in the U.S., it is unclear whether regulatory authorities in the U.S. would object to the registration or public offering of securities in the U.S. by our Company, to the status of our Company as a reporting company, or even to investors investing in our Company, if we engage in legal cannabinoids cultivation and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. In addition, the status of cannabinoids under the Controlled Substances Act may have an adverse effect on federal agency approval of pharmaceutical use of phytocannabinoid products. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets, test our therapies, or create products from the Life Sciences segment.

Our Company is inexperienced in conducting pre-clinical and clinical trials.

Our Company is inexperienced in conducting pre-clinical and clinical trials. Our attempt at demonstrating safety, efficacy, and ultimate useability may fail because of our lack of experience in designing, managing, and conducting clinical trials resulting in unanticipated or adverse outcomes. Such outcomes may have an adverse effect on our stock price.

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
●

reaching an agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining Institutional Review Board (IRB) approval at each site, or Independent Ethics Committee (IEC) approval at sites outside the United States;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	having patients complete a trial or return for post-treatment follow-up;
●

imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;

●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of the product candidate for use in clinical trials.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (DSMB), for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for IGC-AD1 or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we will never obtain regulatory approval for IGC-AD1 or any other product candidate. We are not permitted to market any of our pharmaceutical product candidates in the United States until we receive regulatory approval of an NDA from the FDA. The regulatory approval process can be affected by, among other things, the following:

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

●	the FDA or comparable foreign authorities may disagree regarding the formulation, labeling, and/or the specifications of our product candidates;
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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the FDA or foreign regulatory agencies that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. For diseases like Alzheimer’s, the FDA has stated that one single Phase 3 trial is adequate for approval if it demonstrates robust and unquestionable efficacy. However, the circumstances under which a single adequate and controlled study can be used as the sole basis for demonstrating the efficacy of a drug are exceptional.

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in us failing to obtain regulatory approval to market IGC-AD1 or another product candidate, which would significantly harm our business, results of operations, and prospects.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating Alzheimer’s Disease have seen limited success in drug development, and there is no FDA-approved disease modifying therapeutic options available for patients with Alzheimer’s Disease. We cannot be certain that our approach will lead to the development of approvable or marketable products. The only drugs approved by the FDA to treat Alzheimer’s Disease to date address the disease’s symptoms. Alzheimer’s Disease drug candidates have the highest failure rate of approximately 99.6%. As a result, the FDA has a limited set of products to rely on in evaluating IGC-AD1. This could result in a longer than expected regulatory review process, increased expected development costs, or the delay or prevention of commercialization of IGC-AD1 for the treatment of Alzheimer’s Disease.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depend on many factors, including:

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

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by customers. We cannot assure you that our products will achieve the expected level of market acceptance and revenue. The market acceptance of any product depends on several factors such as the price of the product, the effect of the product, the taste of the product, reputation of the Company, competition, and marketing and distribution support.

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

This lack of visibility impacts our ability to forecast inventory requirements. An overestimate of our customers’ future requirements for products may lead to excess inventory, which would increase costs and potentially require us to write-off inventory that becomes obsolete. If we underestimate our customers’ future requirements, we may have inadequate inventory, which could interrupt and delay the delivery of our products to our customers and could cause our revenues to decline. If any of these events occur, they could negatively impact our revenues, which could prevent us from achieving or sustaining profitability.

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

Climate change concerns could disrupt our businesses, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.

Climate change may cause extreme weather events that, among other things, could damage our facilities and equipment, injure our employees, disrupt operations at one or more of our primary locations, negatively affect our ability to service and interact with our clients, and adversely affect the value of our assets. Any of these events may increase our costs including our costs to insure against these events.

Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries associated with causing or exacerbating, or alleged to cause or exacerbate, climate change. We also may be negatively impacted by any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees, and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

Currency fluctuations may reduce our assets and profitability.

We have assets located in foreign countries that are valued in foreign currencies. Fluctuation of the U.S. dollar relative to the foreign currency may adversely affect our assets and profit.

Our business relies heavily on our management team, and any unexpected loss of key officers may adversely affect our operations.

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

Our quarterly revenue, operating results, and profitability will vary.

Factors that may contribute to the variability of quarterly revenue, operating results, or profitability include:

●	Fluctuations in revenue due to the seasonality of the marketplace, which results in uneven revenue and operating results over the year;
●	Additions and departures of key personnel;
●	Strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, and changes in business strategy; and
●	Economic conditions, including but not limited to the adverse impact on operating results due to the COVID-19 pandemic.

We may not successfully register the provisional patents with the USPTO.

We have filed forty-one (41) patent applications with the USPTO and also in other different countries, in the combination therapy space, for the indications of pain, Alzheimer’s, medical refractory epilepsy, eating disorders, and Tourette syndrome as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although nine patents have been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This in turn may have a material and adverse impact on the trading price of our common stock.

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

We may be subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by The Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, including the related final published omnibus rule. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information. These obligations would require the Company to adopt administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thereby complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

The Company is subject to complex and changing laws and regulations worldwide related to climate change and ESG initiatives, which expose the Company to potential liabilities, increased costs, and other adverse effects on the Company’s business.

We are subject to transitional and physical risks related to climate change. Transitional risks include, for example, a disorderly global transition away from fossil fuels that may result in increased energy prices; customer preference for low or no-carbon products; stakeholder pressure to decarbonize assets; or new legal or regulatory requirements that result in new or expanded carbon pricing, taxes, restrictions on greenhouse gas emissions, and increased greenhouse gas disclosure and transparency. These risks could increase operating costs, including the cost of our electricity and energy use, or other compliance costs. Physical risks to our operations include water stress and drought; flooding and storm surge; wildfires; extreme temperatures and storms, which could impact pharmaceutical production, increase costs, or disrupt supply chains of medicines for patients. Our supply chain is likely subject to these same transitional and physical risks and would likely pass along any increased costs to us. We do not anticipate that these risks will have a material financial impact on the Company in the near term.

Governmental authorities, non-governmental organizations, customers, investors, employees, and other stakeholders are increasingly sensitive to ESG matters, such as equitable access to medicines and vaccines, product quality and safety, diversity, equity and inclusion, environmental stewardship, support for local communities, value chain environmental and social due diligence, corporate governance, and transparency, and addressing human capital factors in our operations. This focus on ESG matters may lead to new expectations or requirements that could result in increased costs associated with research, development, manufacture, or distribution of our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for companies to establish validated Net Zero targets or offer more sustainable products. While we strive to improve our ESG performance and meet our voluntary goals, if we do not meet, or are perceived not to meet, our goals or other stakeholder expectations in key ESG areas, we risk negative stakeholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, reduced demand for our products or other negative impacts on our business and operations. While we monitor a broad range of ESG matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of investors, employees, consumers, governments, and other stakeholders.

A pandemic, epidemic, or outbreak of infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

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

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our clinical trial for IGC-AD1 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, clinical trial activities or on healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on which we rely. The continued impact of the ongoing COVID-19 pandemic on the Company as well as on the regions in which we do business cannot be predicted.

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

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. Our common stock has also been volatile, with our 52-week closing price range being at a low of $0.31 and a high of $0.94 per share. Future announcements concerning the introduction of new products, services, or technologies or changes in product pricing policies by us or our competitors, or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will continue at these or any higher levels.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to further price volatility in our common stock.

Investors may purchase shares of our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn dramatically increase the price of our common stock until investors with short exposure are able to purchase additional shares of common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in shares of our common stock that are not directly correlated to the performance or prospects of our Company and once investors purchase the shares necessary to cover their short position the price of our common stock may decline. We believe that the recent volatility in our common stock may be due, in part, to short squeezes that may be temporarily increasing the price of our common stock, which could result in a loss of some or all of your investment in our common stock.

Our management team will have broad discretion over the use of Company funds.

Our management will use their discretion to direct the use of Company funds. We intend to use the net proceeds from the sale of IGC shares in ATM offerings, sales proceeds, sale of capital assets, and other funds to fund working capital and capital expenditure requirements. It may also be used for clinical trials, share repurchases, debt repayments, and investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes. Management’s judgments may not result in positive returns on investor investment, and the investor will not have an opportunity to evaluate the economic, financial, or other information upon which the Management bases its decisions. The Company may invest the funds, pending their use, in a manner that does not produce income or that loses value. The failure by management to apply these funds effectively could result in financial losses, and these financial losses could have a material adverse effect on our business and cause the price of our common stock to decline.

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

Business Combinations

Under the Maryland General Corporation Law, some business combinations, including a merger, consolidation, share exchange or, in some circumstances, an asset transfer or issuance or reclassification of equity securities, are prohibited for a period of time and require an extraordinary vote. These transactions include those between a Maryland corporation and the following persons (a Specified Person):

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Potomac, Maryland. We own approximately 40,000 square feet of property used for general management and R&D operations. In addition, we are leasing, through December 2025, approximately 16,000 square feet in Vancouver, Washington, for manufacturing, sales, and distribution of our Life Sciences segment products and services. In addition, we own and have short-term lease facilities in the U.S. and India that are used for sales, storage accounting, management, and R&D. We own approximately 5 acres of land in India. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and suitable for conducting its business.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2023.

As of March 31, 2023, the Company and one of its officers are parties to the following litigation matters:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (Apogee) and John R. Clarke (Clarke) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (Mukunda) (the Apogee Litigation). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners & Co., LLC (Midtown). In response to the original lawsuit filed by IGC, Apogee, and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s cross-claim against the Company for an alleged breach of the purchase agreement; and Clarke’s claim against the Company for an alleged breach of an alleged promise to issue him shares of the Company. On February 21, 2023, IGC and Mukunda filed a motion for summary judgment seeking judgment on both IGC’s underlying Complaint against Apogee and Apogee’s and Clarke’s claims against Apogee and Mukunda. On April 19, 2023, after the close of the Company’s fiscal year, Apogee and Clarke filed a response to the motion. Both Apogee and Clarke withdrew their claims against Mukunda at that time. The Company filed its reply in support of summary judgment on May 16, 2023. The court is expected to issue a decision sometime during fiscal year 2024 (on or before March 31, 2024). The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company and Mukunda deny any and all liability and, in particular, deny many of the factual allegations contained in the Apogee Litigation. Both the Company and Mukunda intend to vigorously defend the litigation and are represented by counsel for that purpose.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE American under “IGC” symbol with CUSIP number 45408X308. The common stock of the Company is also quoted on the Frankfurt, Berlin, and Stuttgart (XETRA2) stock exchanges in Germany (ticker symbol: IGS1). We also have 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock.

Further information on the securities can be referred to in Note 13, “Securities” of Part II, Item 8.

Securities authorized for issuance under equity compensation plans

The following table shows (in thousands), as of March 31, 2023, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a) (in thousands)
Equity compensation plans approved by security holders:

2018 Omnibus Incentive Plan (1)	-	$-	-
Special Grant (2)	5,696	$0.98	2,280

(1) Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 14, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2) Consists of 2 million shares as a special grant of common stock, as approved by our stockholders on January 7, 2020, 2.5 million shares as a special grant of common stock, as approved by our stockholders on January 11, 2021, 3.5 million shares as a special grant of common stock, as approved by our stockholders on October 15, 2021, and 3 million shares as special grant of common stock, as approved by stockholders on September 9, 2022.

Holders of Record

As of July 6, 2023, we had approximately 37 registered shareholders of record of our common stock and 2 registered unit holders. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.

Dividend policy

We have not declared or paid any dividends on our common stock. We currently anticipate that we will retain future earnings, if any, for the development, operation, and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determinations related to the dividend policy will be made at the discretion of our Board of Directors.

Unregistered sales of equity securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated statement of operations, liquidity, and capital resources, and a summary of cash flows, which apply to Fiscal 2023 ending on March 31, 2023, and Fiscal 2022, ending on March 31, 2022. These statements should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

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

Overview

IGC Pharma, Inc. is a clinical-stage pharmaceutical company with a diversified revenue model that develops both prescription drugs and over-the-counter (OTC) products. Our focus is on developing innovative therapies for neurological disorders such as Alzheimer’s disease, epilepsy, Tourette syndrome, and sleep disorders. We also focus on formulations for eating disorders, chronic pain, premenstrual syndrome (PMS), and dysmenorrhea, in addition to health and wellness OTC formulations. The Company is developing its lead candidate, IGC-AD1, an investigational oral therapy for the treatment of agitation associated with Alzheimer’s disease. IGC-AD1 is currently in Phase 2 (Phase 2B) clinical trials after completing nearly a decade of research and realizing positive results from pre-clinical and a Phase 1 trial. This previous research into IGC-AD1 has demonstrated efficacy in reducing plaques and tangles, which are two important hallmarks of Alzheimer’s, as well as reducing neuropsychiatric symptoms associated with dementia in Alzheimer’s disease, such as agitation. We were formerly known as India Globalization Capital, Inc. and incorporated in Maryland on April 29, 2005. Our fiscal year is the 52- or 53-week period ending March 31.

Currently, most of our revenue comes from the Life Sciences segment and, in the future, we believe, from our investigational drugs for treating Alzheimer’s disease. We have also built a facility for a potential Phase 3 trial and have strategic relations for the procurement of Active Pharmaceutical Ingredients (APIs). In addition, we have acquired and initiated work on TGR-63, a pre-clinical molecule that exhibits an impressive affinity for reducing neurotoxicity in Alzheimer’s cell lines. The advancement of IGC-AD1 into Phase 2 trials represents a significant milestone for the company and positions us for multiple pathways to future success. Although there can be no assurance, we anticipate that the positive outcomes from these and other trials will drive further growth, valuation, and market potential for IGC-AD1.

IGC has two segments: Life Sciences and Infrastructure.

Life Sciences Segment

Pharmaceutical:

Since 2014, we have focused a portion of our business on the application of phytocannabinoids such as THC and CBD, among others, in combination with other compounds, to address efficacy for various ailments and diseases such as Alzheimer’s disease. As previously disclosed, IGC submitted IGC-AD1, our investigational drug candidate for Alzheimer’s, to the FDA under Section 505(i) of the Federal Food, Drug, and Cosmetic Act and received approval on July 30, 2020, to proceed with the Phase 1 trial on Alzheimer’s patients and the Company completed all dose escalation studies, and as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (CSR) filed with the FDA. The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 55 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2021).

Currently, IGC-AD1 is in a Phase 2B safety and efficacy clinical trial for agitation in dementia from Alzheimer’s (clinicaltrials.gov, NCT05543681). The progress we are making in the clinic, gives us confidence in the potential of IGC-AD1 as a potentially groundbreaking therapy, with the potential to treat Alzheimer’s and also to manage devastating symptoms that separate families, increase admissions to nursing homes, and drive the cost of Alzheimer’s care, although there can be no assurance.

We have a two-pronged approach for our Alzheimer’s investigational drug development strategy, the first prong is to investigate IGC-AD1 as an Alzheimer’s symptoms modifying agent, and the second is to investigate TGR-63 as a disease modifying agent. This involves conducting more trials on IGC-AD1 over the next few years, subject to FDA approval, with the anticipated goal of demonstrating safety and efficacy and potentially obtaining FDA approval for IGC-AD1 as a cannabinoid-based new drug that can help to manage agitation for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of TGR-63 on memory and/or decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Our pipeline of investigational and development cannabinoid formulations also includes pain creams and tinctures for pain relief. We believe that the pharmaceutical component of our Life Sciences strategy will take several more years to mature and involves considerable risk; however, we also believe it may involve greater defensible growth potential and first-to-market advantage.

Although there can be no assurance, we believe that additional investment in clinical trials, research, and development (R&D), facilities, marketing, advertising, and acquisition of complementary products and businesses supporting our Life Sciences segment will be critical to the development and delivery of innovative products and positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through planned pre-clinical and clinical trials. Although there can be no assurance, we believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

While the bulk of our medium and longer-term focus is on clinical trials and getting IGC-AD1 to be an FDA approved drug, our shorter-term strategy, is to use our resources to provide white label services and market Holief™. We believe this may provide us with several profit opportunities, although there can be no assurance of such profit opportunities.

Over-the-Counter Products:

We have created a women’s wellness brand, Holief™ available through online channels that are compliant with relevant federal, state, and local laws, and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over-the-counter (OTC) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (PMS). The products are available online and through Amazon and other online channels. Holief™ is compliant with relevant federal, state, and local laws, and regulations.

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008, it includes: (i) Execution of Construction Contracts and (ii) Rental of Heavy Construction Equipment.

COVID-19 Update

The ongoing COVID-19 pandemic and the resulting containment measures that have been in effect from time to time in various countries and territories since early 2020 have had a number of substantial negative impacts on businesses around the world and on global, regional, and national economies, including widespread disruptions in supply chains for a wide variety of products and resulting increases in the prices of many goods and services. Currently, our production facilities in all of our locations continue to operate as they had before the COVID-19 pandemic, with few changes other than for enhanced safety measures intended to prevent the spread of the virus.

Some of our ongoing clinical trials experienced short-term interruptions in the recruitment of patients due to the COVID-19 pandemic, as hospitals prioritized their resources towards the COVID-19 pandemic and government imposed travel restrictions. Some clinical trials experienced increased expenses due to new protocols to protect participants from COVID-19. Additionally, certain suppliers had difficulties meeting their delivery commitments, and we are experiencing longer lead times for components. Future shutdowns could have an adverse impact on our operations. However, the extent of the impact of any future shutdown or delay is highly uncertain and difficult to predict.

It is not possible at this time to estimate the complete impact that COVID-19 could have on our business, including our customers and suppliers, as the effects will depend on future developments, which are highly uncertain and cannot be predicted. Infections may resurge or become more widespread, including due to new variants and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions may be prolonged for extended periods, all of which would have a negative impact on our business, financial condition, and operating results.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact on our business due to the continued global economic impact of the COVID-19 pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. See Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

The Global Economic Environment

In addition to the industry-specific factors, such as regulations around cannabinoid research, we are exposed to economic cycles. Factors in the global economic environment that may impact our operations include, among other things, currency fluctuations, capital and exchange controls, global economic conditions including inflation, restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of our products, as well as impacts of political or civil unrest or military action, including the current conflict between Russia and Ukraine, terrorist activity, unstable governments, and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

Operational Excellence

We remain focused on continuing to build excellence broadly in three areas, cannabinoid-based investigations, drug development and product manufacturing, and online marketing. Although there can be no assurance, we believe these will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine with a strong customer-focused market expertise.

Workplace and Employees

We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. We have mobilized to enable our employees to accomplish our most critical goals through a combination of remote work and in-person initiatives. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We have developed plans regarding the opening of our sites to enable our employees to return to work in our global offices, the field, and our manufacturing facilities, which take into account applicable public health authority and local government guidelines, and which are designed to ensure community and employee safety. We are moving to a more flexible mix of virtual and in-person work to advance our culture, drive innovation and agility and enable greater balance and well-being for our workforce.

Research and Development

With respect to our clinical trial activities, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain safety and trial continuity and to preserve study integrity. We have seen delays in initiating trial sites, due to COVID-19. We cannot guarantee that we will continue to perform our trials in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators, and site staff who, as health care providers, may have heightened exposure to COVID-19 may adversely impact our clinical trial operations.

Fiscal 2023 Highlights

●

On March 20, 2023, the Company announced the changing of its name to IGC Pharma, Inc. from India Globalization Capital, Inc., as a part of a rebranding strategy that better reflects IGC Pharma’s strategic focus and vision for the future.

●	On March 8, 2023, the Company filed in USPTO the provisional patent application titled “Composition, Synthesis, and Medical Use of Hybrid Cannabinoid”.

●

On January 4, 2023, the Company received a No-objection letter from Health Canada for approval to begin its trial in Canada “A, Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-Controlled Trial of the Safety and Efficacy of IGC-AD1 on Agitation in Participants with Dementia due to Alzheimer’s Disease.”

●

On December 1, 2022, the Company announced that it had begun its Phase 2 clinical trials “A, Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-Controlled Trial of the Safety and Efficacy of IGC-AD1 on Agitation in Participants with Dementia due to Alzheimer’s Disease” at two U.S. sites with plan to add between three to five additional sites in the United States, Canada, and possibly South Africa, to increase population diversity.

●

On September 20, 2022, the USPTO granted a second patent (#11,446,276) for the treatment of Alzheimer’s disease titled “Extreme low dose THC as a therapeutic and prophylactic agent for Alzheimer’s disease.” The original patent application was initiated by the University of South Florida (USF) and filed on August 1, 2016. On May 25, 2017, the Company entered into an exclusive license agreement with USF with respect to the patent application and the associated research conducted on Alzheimer’s disease. IGC-AD1, described above, is based on some of this research.

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

Results of Operations

Fiscal 2023 compared to Fiscal 2022

The following table presents an overview of our results of operations for Fiscal 2023 and Fiscal 2022:

Statement of Operations (in thousands, audited)

	Fiscal
	2023 ($)	2022 ($)	Change ($)	Percent Change
Revenue	911	397	514	129
Cost of revenue	(469)	(203)	(266)	131
Gross profit	442	194	248	128
Selling, general and administrative expenses	(8,552)	(13,292)	4,740	(36)
Research and development expenses	(3,461)	(2,330)	(1,131)	49
Operating loss	(11,571)	(15,428)	3,857	(25)
Impairment	-	(49)	49	(100)
Other income, net	65	461	(396)	(86)
Loss before income taxes	(11,506)	(15,016)	3,510	(23)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(11,506)	(15,016)	3,510	(23)

Revenue – During Fiscal 2023, the Company generated approximately $911 thousand in revenue, representing a significant increase from the $397 thousand generated in Fiscal 2022. The primary source of revenue in both years was from the Life Sciences segment, encompassing the sale of our formulations as white labeled manufactured products and sales of branded holistic women’s health care products, among others. The growth can be attributed to higher sales volume driven by increased sales and marketing efforts. The Company implemented robust marketing and sales activities, which contributed to the successful expansion of its customer base and increased demand. Approximately 10%-12% of revenue in both years was derived from the Infrastructure segment. The Company remains committed to its current strategy of driving sales in formulated white labeled and wellness products. By continuing to focus on sales and marketing initiatives, the Company aims to further strengthen its position in the market and drive sustained revenue growth.

Cost of revenue – The cost of revenue amounted to approximately $469 thousand for Fiscal 2023, compared to $203 thousand in Fiscal 2022. This represents a gross margin of about 49% for both years. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment.

Selling, general and administrative expenses – Selling, general, and administrative (SG&A) expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. For Fiscal 2023, the Company reported SG&A expenses of approximately $8.5 million, representing a decrease of approximately $4.7 million, or 36%, compared to the $13.2 million recorded in Fiscal 2022. This decline in SG&A expenses are attributable to a reduction in one-time expenses of approximately $4.2 million and a decrease of approximately $500 thousand in compensation, legal and marketing expenses, net realizable value (“NRV”) adjustments, and other SG&A expenses. By effectively managing and reducing these expenses, the Company achieved cost savings during Fiscal 2023.

Research and Development (R&D) expenses – R&D expenses were primarily associated with the Life Sciences segment, reflecting the Company’s investment in R&D activities. In Fiscal 2023, the Company reported R&D expenses of approximately $3.5 million, representing an increase of $1.2 million or 49% compared to approximately $2.3 million in Fiscal 2022. The increase in R&D expenses is primarily attributed to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63, indicating the Company’s dedication to advancing its product pipeline. As the development of TGR-63 and the Phase 2B trial on Alzheimer’s gain momentum, the Company anticipates further increases in R&D expenses. attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63. We anticipate increased R&D expenses as the development of TGR-63 and the Phase 2B trial on Alzheimer’s pick up more momentum.

Impairment loss – During Fiscal 2023, there was no investment impairment. In Fiscal 2022, there was an impairment of approximately $49 thousand, which was attributed to the cancelation of 44 thousand shares of IGC common stock.

Other Income, net – During Fiscal 2023, the Company reported approximately $65 thousand in other income, which represents a decrease compared to the $461 thousand recorded in Fiscal 2022. The decrease in other income for Fiscal 2023 can be primarily attributed to the absence of a one-time forgiveness of the PPP (Paycheck Protection Program) loan, which amounted to approximately $430 thousand in Fiscal 2022. The component of other income typically includes interest and rental income, dividend income, profits from the sale of assets, unrealized gains from non-debt investments, net income, and income from the sale of scraps. These sources contribute to the overall other income generated by the Company.

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

On June 30, 2023, the Company successfully obtained a working capital credit facility totaling $12 million and in addition sold 10,000,000 shares for $3,000,000. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions.

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

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, audited)

	As of March 31, 2023 ($)	As of March 31, 2022 ($)	Change ($)	Percent Change
Cash, cash equivalents	3,196	10,460	(7,264)	(69)%
Working capital	4,568	12,670	(8,102)	(64)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $7.3 million to $3.2 million in Fiscal 2023 from $10.5 million in Fiscal 2022, a decrease of approximately 69% is discussed in the summary of cash flows, as follows:

	(in thousands, audited)

	Fiscal
	2023 ($)	2022 ($)	Change ($)	Percent Change
Cash used in operating activities	(7,047)	(7,462)	415	(6)%
Cash used in investing activities	(235)	(742)	507	(68)%
Cash provided by financing activities	100	4,142	(4,042)	(98)%
Effects of exchange rate changes on cash and cash equivalents	(82)	(26)	(56)	215%
Net decrease in cash and cash equivalents	(7,264)	(4,088)	(3,176)	78%
Cash and cash equivalents at the beginning of the period	10,460	14,548	(4,088)	(28)%
Cash and cash equivalents at the end of the period	3,196	10,460	(7,264)	(69)%

Operating Activities

Net cash used in operating activities for Fiscal 2023 was approximately $7 million. It consists of a net loss of approximately $11.5 million, a positive impact on cash due to non-cash expenses of approximately $3.7 million, and changes in operating assets and liabilities of approximately $0.8 million. Non-cash expenses consist of an amortization and depreciation charge of approximately $0.7 million, stock-based expenses of approximately $2.8 million and other non-cash expenses of approximately $0.2 million. In addition, changes in operating assets and liabilities had a positive impact of approximately $0.8 million on cash, of which approximately $0.9 million is due to an adjustment in inventory and approximately $0.1 million decrease in other net current assets and liabilities.

Net cash used in operating activities for Fiscal 2022 was approximately $7.5 million. It consists of a net loss of approximately $15 million, a positive impact on cash due to non-cash expenses of approximately $5 million, and changes in operating assets and liabilities of approximately $2.5 million. Non-cash expenses consist of an amortization/depreciation charge of approximately $0.6 million, impairment of investment of $0.1 million, provision against debtor & advances of $1.7 million, stock-based expenses of approximately $2.2 million, and a one-time impairment of PPE of $0.8 million and an offset of $0.4 million due to the forgiveness of a PPP Loan. In addition, changes in operating assets and liabilities had a positive impact of approximately $2.5 million in cash, of which approximately $1.9 million is due to an adjustment in inventory and an approximately $0.6 million increase in accounts payable.

Investing Activities

Net cash used in investing activities for Fiscal 2023, was approximately $0.2 million, which comprises approximately $0.3 million for the acquisition and filing expenses related to intellectual property, approximately $0.2 million for the purchase of property, plant, and equipment and approximately $0.1 million of a short-term investment.

Net cash used in investing activities for Fiscal 2022, was approximately $0.7 million, which comprises approximately $0.5 million for the acquisition and filing expenses related to intellectual property, approximately $0.2 million for the purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million for Fiscal 2023, which comprises net proceeds from issuance of equity stock through the ATM offering, net of all expenses related to the issuance of stock.

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

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented, and the terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white label services is recognized when the performance obligation has been completed and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for Fiscal 2023 and 2022 are as follows:

	(in thousands) Year Ended March 31
	2023 ($)	2022 ($)
Infrastructure segment
Rental income (1)	37	23
Construction contracts (2)	76	15

Life Sciences segment
Wellness and lifestyle (3)	416	316
White label services (4)	382	43
Total	911	397

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Revenue from wellness and lifestyle consists of sale of products such as gummies, hand sanitizers, bath bombs, lotions, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(4) Revenue from white label services consists of rebranding our formulations or the customer’s products as per customer’s requirement.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $107 thousand of accounts receivable, net of provision for the doubtful debt of $17 thousand as of March 31, 2023, as compared to $125 thousand of accounts receivable, net of provision for the doubtful debt of $93 thousand as of March 31, 2022.

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

As of March 31, 2023, the Company has approximately $154 thousand in short-term investments.

Impairment

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this determination, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on the Company’s financial condition and operating results. The estimated amount of liability is based on the information available to us with respect to bank debt and other borrowings. During Fiscal 2023, there was no impairment and Fiscal 2022, the Company impaired investments of approximately $49 thousand, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of finished goods related to wellness products, hand sanitizers, finished hemp-based products, beverages. Work-and in-progress consist of products in the manufacturing process as on reporting date, including but not limited to primary cost. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping, and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of March 31, 2023, and 2022, our consolidated balance sheet reported approximately $407 thousand and no clinical trial related inventory, respectively.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred.

Please refer to Note 3, “Inventory,” for further information.

Stock-Based compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation.” The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation the cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent Management’s best estimates. Generally, the closing share price of the Company’s common stock on the date of the grant is considered the fair value of the share. The volatility factor is determined based on the Company’s historical stock prices. The expected term represents the period that our stock-based awards are expected to be outstanding. The Company has never declared or paid any cash dividends. For further information, refer to Note 14, “Stock-Based Compensation” of Notes to Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and State income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal, state, and foreign deferred tax assets.

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

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2023	INR	80.32	Per	USD	INR	82.18	Per	USD

	HKD	7.8	Per	USD	HKD	7.8	Per	USD

	COP	4,465	Per	USD	COP	4,645	Per	USD
Year ended March 31, 2022	INR	74.50	Per	USD	INR	75.91	Per	USD

	HKD	7.78	Per	USD	HKD	7.83	Per	USD

	COP	3,830	Per	USD	COP	3,748	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. In Fiscal 2023 and Fiscal 2022, there were no known or detected breaches in cybersecurity.

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

To the shareholders and the board of directors of IGC Pharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IGC Pharma, Inc. (formerly known as ‘India Globalization Capital, Inc.’) and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

Manohar Chowdhry & Associates

Chartered Accountants

We have served as the Company's auditor since 2018.

Chennai, India

July 7, 2023

UDIN:  23237830BGZGZQ9446

IGC Pharma, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2023 ($)	March 31, 2022 ($)
ASSETS
Current assets:
Cash and cash equivalents	3,196	10,460
Accounts receivable, net	107	125
Short term investments	154	-
Inventory	2,651	3,548
Deposits and advances	358	978
Total current assets	6,466	15,111

Non-current assets:
Intangible assets, net	1,170	917
Property, plant and equipment, net	8,213	9,419
Claims and advances	1,003	937
Operating lease asset	326	450
Total non-current assets	10,712	11,723
Total assets	17,178	26,834
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	530	981
Accrued liabilities and others	1,368	1,460
Total current liabilities	1,898	2,441

Non-current liabilities:
Long-term loans	141	144
Other liabilities	21	16
Operating lease liability	207	341
Total non-current liabilities	369	501
Total liabilities	2,267	2,942

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of March 31, 2023, or March 31, 2022.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 53,077,436 and 51,054,017 shares issued and outstanding as of March 31, 2023, and March 31, 2022, respectively.	118,965	116,019
Accumulated other comprehensive loss	(3,389)	(2,968)
Accumulated deficit	(100,665)	(89,159)
Total stockholders’ equity	14,911	23,892
Total liabilities and stockholders’ equity	17,178	26,834

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

	Years Ended March 31,
	2023 ($)	2022 ($)
Revenue	911	397
Cost of revenue	(469)	(203)
Gross profit	442	194
Selling, general and administrative expenses	(8,552)	(13,292)
Research and development expenses	(3,461)	(2,330)
Operating loss	(11,571)	(15,428)
Impairment of investment	-	(49)
Other income, net	65	461
Loss before income taxes	(11,506)	(15,016)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(11,506)	(15,016)
Foreign currency translation adjustments	(421)	(194)
Comprehensive loss	(11,927)	(15,210)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.30)
Weighted-average number of shares used in computing loss per share amounts:	52,576,258	49,991,631

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of April 1, 2021	47,827	109,720	(74,143)	(2,774)	32,803
Common stock-based compensation & expenses, net	1,520	2,197	-	-	2,197
Net proceeds from issuance of common stock	1,750	4,145	-	-	4,145
Other adjustments	(43)	(43)	-	-	(43)
Net loss	-	-	(15,016)	-	(15,016)
Foreign currency translation adjustments	-	-	-	(194)	(194)
Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892

Balances as of April 1, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation & expenses, net	1,815	2,843	-	-	2,843
Net proceeds from issuance of common stock	208	103	-	-	103
Net loss	-	-	(11,506)	-	(11,506)
Foreign currency translation adjustments	-	-	-	(421)	(421)
Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2023 ($)	2022 ($)
Cash flows from operating activities:
Net loss	(11,506)	(15,016)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	657	651
Provision for bad debt	126	1,718
Permanent impairment of PPE	-	833
Impairment of non-marketable securities	-	49
Common stock-based compensation and expenses, net	2,843	2,197
Net loss on sale of property, plant, and equipment	39	-
Forgiveness of PPP Loan	-	(430)

Changes in:
Accounts receivables, net	5	50
Inventory	897	1,930
Deposits and advances	591	541
Claims and advances	(150)	(334)
Accounts payable	(451)	504
Accrued and other liabilities	(88)	(129)
Operating lease asset	124	38
Operating lease liability	(134)	(64)
Net cash used in operating activities	(7,047)	(7,462)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(310)	(236)
Sale of property, plant, and equipment	538	29
Investment in short-term investments	(154)	-
Acquisition and filing cost of patents and rights	(309)	(535)
Net cash used in investing activities	(235)	(742)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	103	4,145
Repayment of long-term loan	(3)	(3)
Net cash provided by financing activities	100	4,142

Effects of exchange rate changes on cash and cash equivalents	(82)	(26)
Net decrease in cash and cash equivalents	(7,264)	(4,088)
Cash and cash equivalents at the beginning of the period	10,460	14,548
Cash and cash equivalents at the end of the period	3,196	10,460

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	2,842	2,197
Forgiveness of PPP Loan	-	(430)

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended March 31, 2023, and 2022

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to IGC Pharma, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS AND MANAGEMENT’S PLANS

Since 2014, our team has been committed to researching the application of cannabinoids such as THC and CBD in combination with other compounds to address various ailments, including Alzheimer’s disease. With our research, we have developed intellectual property, formulations, and wellness and lifestyle brands. IGC submitted IGC-AD1, our investigational drug candidate for Alzheimer’s, to the FDA under Section 505(i) of the Federal Food, Drug, and Cosmetic Act and received approval on July 30, 2020, to proceed with the Phase 1 trial on Alzheimer’s patients. The Company completed all dose escalation studies, and as announced by the Company on December 2, 2021, the results of the clinical trial have been submitted in the Clinical/Statistical Report (CSR) filed with the FDA. The Company is motivated by the potential that, with future successful results from appropriate further trials, IGC-AD1 could contribute to relief for some of the 55 million people around the world expected to be impacted by Alzheimer’s disease by 2030 (WHO, 2020). To the best of our knowledge, this is the first human clinical trial using ultra-low doses of THC, in combination with another molecule, to treat symptoms of dementia in Alzheimer’s patients. THC is a naturally occurring cannabinoid produced by the cannabis plant. It is known for being a psychoactive substance that can impact mental processes in a positive or negative way depending on the dosage. THC is biphasic, meaning that low and high doses of the substance may affect mental and physiological processes in substantially different ways. For example, in some patients, low doses may relieve a symptom, whereas high doses may amplify a symptom. Ultimately, the goal of IGC’s research is to discover and analyze whether, and at what level of dosing, IGC-AD1 provides relief of a given symptom. IGC’s trial is based on micro dosing on patients suffering from Alzheimer’s disease.

The Company has filed forty-one (41) patent applications to address various diseases such as Alzheimer’s, Central Nervous System (“CNS”) disorders, pain, stammering, seizures in cats and dogs, eating disorders, stress-relief, and calm-restoring beverage, and fatigue. As of March 31, 2023, our portfolio includes nine granted patents.

In addition, we license a patent filing from the University of South Florida titled “Ultra-Low dose THC as a potential therapeutic and prophylactic agent for Alzheimer’s Disease.” The USPTO issued a patent (#11,065,225) for this filing on July 20, 2021.

As of March 31, 2023, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd. And Colombia-based beneficially-owned subsidiary IGC Pharma SAS (formerly Hamsa Biopharma Colombia SAS) (Hamsa). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’ principal office is in Maryland established in 2005. Additionally, the Company have offices in Washington state, Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

IGC has two segments: Life Sciences and Infrastructure.

Life Sciences Segment

Pharmaceutical: Since 2014, this part of our business has focused on the potential uses of phytocannabinoids, including THC and Cannabidiol (CBD), in combination with other compounds to treat multiple diseases, including Alzheimer’s. In addition, the Company has acquired and initiated work on TGR-63, a non-cannabinoid pre-clinical molecule, that exhibits an impressive affinity for reducing neurotoxicity in Alzheimer’s cell lines. Neurotoxicity causes cell dysfunction and death in Alzheimer’s disease. If shown to be efficacious, in AD cell lines, in halting this process, this inhibitor has the potential to treat Alzheimer’s disease by ameliorating Aβ plaques.

Over the Counter Products: We have created a women’s wellness brand, Holief™ available through online channels that are compliant with relevant federal, state, and local laws, and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over the counter (OTC) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual symptoms (PMS). The products are available online and through Amazon and other online channels. Holief™ is compliant with relevant federal, state, and local laws, and regulations.

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008, it includes: (i) Execution of Construction Contracts and (ii) Rental of Heavy Construction Equipment.

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

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Infrastructure segment and Life Sciences segment. Refer to Note 17 – “Revenue Recognition.”

d) Cost of Revenue

Our cost of revenue includes costs associated with in-house and outsourced distribution, labor expense, components, manufacturing overhead, and outbound freight for our products division. In our products division, cost of revenue also includes the cost of refurbishing or repackaging, if required, on products returned by customers that will be offered for resale.

e) Earnings/(Loss) per Share

The computation of basic loss per share for Fiscal 2023, excludes potentially dilutive securities of approximately shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for Fiscal 2023 and 2022, used for the computation of basic earnings per share (EPS) is 52,576,258 and 49,991,631, respectively. Due to the loss incurred during Fiscal 2023 and 2022, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

f) Going Concern:

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, "Presentation of Financial Statements—Going Concern", which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern.

The Company is currently in a clinical trial stage and, thus, has not yet achieved profitability. The Company expects to continue to incur significant operating and net losses and negative cash flows from operations in the near future.

For the years ended March 31, 2023, and March 31, 2022, the Company incurred net losses of $11.5 million and $15 million, respectively. As of March 31, 2023, the Company’s cash and cash equivalents totaled $3.2 million. On June 30, 2023, the Company successfully obtained a working capital credit facility totaling $12 million and, in addition, sold 10,000,000 shares for $3,000,000. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions. Please refer to Note 19, “Subsequent Event,” for further information.

The Company estimates that its current cash and cash equivalents balance with working capital and equity investment is sufficient to support operations beyond the twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2023, and 2022, there was no significant liability for income tax associated with unrecognized tax benefits.

h) Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $107 thousand of accounts receivable, net of provision for doubtful debt of $17 thousand as of March 31, 2023, as compared to $125 thousand of accounts receivable, net of provision for doubtful debt of $93 thousand as of March 31, 2022.

i) Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, Colombia, and Hong Kong, which at times may exceed applicable insurance limits. The cash and cash equivalents in the Company on March 31, 2023, and 2022, were approximately $3,196 thousand and $10,460 thousand, respectively.

j) Short-term and long-term investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relation to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agencies and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at a cost which approximates fair value. Available-for-sale securities: Investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position.

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

As of March 31, 2023, investment in marketable securities is valued at fair value and investment in non-marketable securities with ownership less than 20% is valued at cost as per ASC Topic 321, “Investments-Equity Securities.”

k) Property, plant, and equipment (PP&E)

Property, plant, and equipment are recorded at cost net of accumulated depreciation and depreciated over their estimated useful lives using the straight-line method.

Upon retirement or disposition, cost and related accumulated depreciation of the Property, plant and equipment are de-recognized, and any gain or loss is reflected in the results of operation. Cost of additions and substantial improvements to property and equipment are capitalized. The cost of maintenance and repairs of the property and equipment are charged to operating expenses as incurred.

l) Fair value of financial instruments

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

The carrying amounts of the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximately their fair values due to the nature of the items. Please refer to Note 15, “Fair value of financial instruments,” for further information.

m) Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable and unbilled accounts receivable, if any. The Company places its cash investments in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. During Fiscal 2023, sales were spread across customers in Asia and U.S. and the credit concentration risk is low.

n) Stock – Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation.” The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation the cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date.

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

o) Commitments and contingencies

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

q) Intangible assets

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

r) Inventory

Inventory is valued at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of finished goods related to wellness products, hand sanitizers, finished hemp-based products, beverages. Work-and in-progress consist of products in the manufacturing process as on reporting date, including but not limited to primary cost. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping, and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of March 31, 2023, and 2022, our consolidated balance sheet reported approximately $407 thousand and no clinical trial-related inventory, respectively.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred.

Please refer to Note 3, “Inventory,” for further information.

s) Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In Fiscal 2023, there were no impactful breaches in cybersecurity.

t) Research and Development Expenses

During Fiscal 2023 and 2022, the Company recorded research and development expenses of approximately $3.5 million and $2.3 million, respectively. All research and development costs are expensed in the period in which they are incurred.

u) Leases

Lessor Accounting

Under the current ASU guidance, contract consideration will be allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, any non-lease components will be accounted for under ASC Topic 606, “Revenue from Contracts with Customers,” unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606). To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease if accounted for separately. If these criteria are met, the single component will be accounted for under either Topic 842 or Topic 606 depending on which component(s) are predominant. The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

For leases that are accounted for as operating leases, income is recognized on a straight-line basis over the term of the lease contract. Generally, when a lease is more than 180 days delinquent (where more than three monthly payments are owed), the lease is classified as being nonaccrual and the Company stops recognizing leasing income on that date. Payments received on leases in nonaccrual status generally reduce the lease receivable. Leases on nonaccrual status remain classified as such until there is sustained payment performance that, in the Company’s judgment, would indicate that all contractual amounts will be collected in full.

Lessee Accounting

The Company adopted ASU 2016-02 effective April 1, 2019, using the modified retrospective approach. The standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In connection with the adoption, the Company will elect to utilize the modified retrospective presentation whereby the Company will continue to present prior period financial statements and disclosures under ASC Topic 840. In addition, the Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less), and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of March 31, 2023.

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

v) Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial.

NOTE 3 – INVENTORY

	(in thousands)
	As of March 31, 2023 ($)	As of March 31, 2022 ($)
Raw materials	2,100	2,247
Work-in-progress	18	584
Finished goods	533	717
Total	2,651	3,548

Work-and in-progress consist of products in the manufacturing process as on reporting date, including but not limited to gummies, tincture, and hemp derivatives. Finished goods comprise, but is not limited to, hand sanitizers, gummies, lotions, and beverages, among others.

During Fiscal 2023, the Company charged $376 thousand of inventory in selling, general and administration due to product expiration, handling costs, scrap, and wasted material (spoilage) as compared to approximately $252 thousand for Fiscal 2022. This charge was recorded in Selling, general, and administrative expenses.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31, 2023 ($)	As of March 31, 2022 ($)
Advances to suppliers and consultants	72	170
Other receivables and deposits	24	472
Prepaid expense and other current assets	262	336
Total	358	978

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segment. Prepaid and other current assets include approximately $25 thousand in statutory advances for Fiscal 2023, as compared to $170 thousand in Fiscal 2022. The Company decided to move advances paid to suppliers worth approximately $164 thousand to claims and advances, considering recovering might take more than 12 months.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of March 31, 2023 ($)	As of March 31, 2022 ($)
Patents	709	290
Other intangibles	34	32
Accumulated amortization	(107)	(51)
Total amortized intangible assets	636	271

Unamortized intangible assets
Patents	534	646
Other intangibles	-	-
Total unamortized intangible assets	534	646
Total intangible assets	1,170	917

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing of forty-one (41) patent applications in different countries along with nine (9) granted patents. It also includes acquisition costs related to domains, and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in Fiscal 2023 and 2022 amounted to approximately $57 thousand and $24 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of March 31, 2023, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2024	62
For the year ended 2025	69
For the year ended 2026	75
For the year ended 2027	83
For the year ended 2028	91

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of March 31, 2023 ($)	As of March 31, 2022 ($)
Land	N/A	4,100	4,438
Buildings and facilities	25	2,298	2,810
Plant and machinery	5-20	3,335	4,593
Computer equipment’s	3	138	241
Office equipment’s	3-5	84	145
Furniture and fixtures	5	92	141
Vehicles	5	102	163
Construction in progress	N/A	-	108
Total gross value		10,149	12,639
Less: Accumulated depreciation		(1,936)	(3,220)
Total property, plant and equipment, net		8,213	9,419

The depreciation expense in Fiscal 2023 and 2022 amounted to approximately $600 thousand and $627 thousand, respectively. The net decrease in total property, plant, and equipment (net) is primarily due to depreciation and foreign exchange translations because of a decrease in value of foreign currencies. In addition, Fiscal 2023, the Company disposed of fully depreciated assets in the amount of approximately $1.6 million from its subsidiaries. This resulted in a reduction in the value of total gross assets but did not affect the net value of assets as the disposed assets had previously been fully depreciated. The Company sold a property in Puerto Rico for net proceeds of approximately $485 thousand (acquired for approximately $480 thousand) and accounted for a profit of approximately $5 thousand in other income. For more information, please refer to Note 18, “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of March 31, 2023 ($)	As of March 31, 2022 ($)
Claims receivable (1)	951	368
Non-current deposits	27	-
Non-current advances	25	569
Total	1,003	937

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings. The Company decided to move advances paid to some suppliers worth approximately $164 thousand to claims and advances, considering recovering might take more than 12 months. Includes $140 thousand owed to one of our manufacturers for the equipment purchase.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short- term lease expense and cash paid for Fiscal 2023 and 2022 are approximately $178 thousand. The Company also has four operating leases as of March 31, 2023.

America: In November 2019, the Company entered into a lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020, to November 30, 2025. The annual lease expense is approximately $123 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 2.7 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company renewed three lease agreements for terms between three to four years, expiring between 2023 and 2024. The total annual lease expense is approximately $25 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is between 1 - 1.7 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Year Ended March 31, 2023 ($)	(in thousands) Year Ended March 31, 2022 ($)
Operating lease costs	148	149
Short term lease costs	178	178
Total lease costs	326	327

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	Year Ended March 31, 2023 ($)	Year Ended March 31, 2022 ($)
Assets
Operating lease asset	326	450
Total lease assets	326	450

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	133	123
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	207	341
Total lease liability	340	464

Supplemental cash flow and non-cash information related to leases is as follows:	(in thousands) Year Ended March 31, 2023 ($)	(in thousands) Year Ended March 31, 2022 ($)
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	118	109
Right-of-use assets obtained in exchange for operating lease obligations	326	450

As of March 31, 2023, the following table summarizes the maturity of our lease liabilities:

Mar-24	151
Mar-25	133
Mar-26	87
Mar-27	-
Less: Present value discount	(31)
Total Lease liabilities	340

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of March 31, 2023 ($)	As of March 31, 2022 ($)
Compensation and other contributions	619	1,054
Provision for expenses	258	103
Short-term lease liability	133	123
Other current liability	358	180
Total	1,368	1,460

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $31 thousand and 55 thousand as of March 31, 2023, and March 31, 2022, respectively, and approximately $3 thousand of short-term loans as of March 31, 2023, and March 31, 2022, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of March 31, 2023:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (EIDL) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest are due and payable 30 years from the date of the loan. For Fiscal 2023, the interest expense and principal payment for the EIDL were approximately $5 thousand and $3 thousand, respectively. As of March 31, 2023, approximately $141 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of March 31,
	2023 ($)	2022 ($)
Statutory reserve	21	16
Total	21	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2023, except as disclosed in Item 3 – Legal Proceedings, and Note 19 - Subsequent Events.

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

NOTE 13 – SECURITIES

As of March 31, 2023, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 53,077,436 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of March 31, 2023. We have one security listed on the NYSE American: common stock, $0.0001 par value (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1).

The Company also has 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock.

On January 13, 2021, the Company entered into a Sales Agreement (the Agreement) with The Benchmark Company, LLC (Benchmark or the Sales Agent) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the Shares), from time to time in an “at the market” (ATM) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the Offering). During Fiscal 2023, the Company raised approximately $103 thousand from the ATM, net of commission. The management may use these funds for working capital and capital expenditure requirements, along with clinical trials, share repurchases, debt repayments, investments, including but not limited to, mutual funds, treasury bonds, cryptocurrencies, and other asset classes.

NOTE 14 – STOCK-BASED COMPENSATION

As of March 31, 2023, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, a total of 8,412,627 shares of common stock have been issued to employees, non-employees, and advisors. In addition, 5.5 million restricted share units (RSUs) fair valued at $5.5 million with a weighted average value of $1 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 2.9 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance based RSUs are accounted upon certification by the management confirming the probability of achievement of milestones. As of March 31, 2023, the management confirmed two milestones had been achieved, and the rest were probable to be achieved by March 31, 2027.

Additionally, options held by advisors and directors to purchase 150 thousand shares of common stock fair valued at $69 thousand with a weighted average of $0.46 per share, which have been granted but are to be issued over a vesting period, between Fiscal 2022 and Fiscal 2026. Options granted and issued before the vesting period are expensed when issued.

The options are fair valued using a Black-Scholes Pricing Model and market based RSU are valued based on lattice model with the following assumptions:

	Granted in Fiscal 2023	Granted in Fiscal 2022
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	3.49%	2.42%
Expected volatility	280%	282%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For Fiscal 2023, the Company’s common stock-based compensation and expenses shown in Selling, general and administrative expenses (including research and development) was $2.8 million.

For Fiscal 2022, the Company’s common stock-based compensation and expenses shown in Selling, general and administrative expenses (including research and development) was $2.2 million.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2022	5,283	1.17
Granted	1,615	0.43
Vested	(2,224)	1.01
Cancelled/Forfeited	(245)	0.77
Non-vested shares as of March 31, 2023	4,429	1.01

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2022	300	0.93	0.34
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	(150)	1.39	0.30
Options outstanding as of March 31, 2023	150	1.39	0.30

There was a combined unrecognized expense of $2.7 million related to non-vested shares and share options that the Company expects to be recognized over a life of four years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2023, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method. For further information refer Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023, and 2022, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2023

Cash and cash equivalents:	3,196	-	-	3,196
Total cash and cash equivalents	3,196	-	-	3,196

Investments:
-Marketable securities	154	-	-	154
-Non-marketable securities	-	-	-	-
Total investments	154	-	-	154

	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2022

Cash and cash equivalents:	10,460	-	-	10,460
Total cash and cash equivalents	10,460	-	-	10,460

Investments:
-Marketable securities	-	-	-	-
-Non-marketable securities	-	-	-	-
Total investment	-	-	-	-

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

Income tax expense/(benefit) for each of the years ended March 31 consists of the following:

	Year Ended March 31, (in thousands)
Income Tax Expense
	2023 ($)	2022 ($)
Net income loss before tax	(11,506)	(15,016)
Tax rate	21%	21%

Expected income tax recovery	(2,416)	(3,153)
Impact of tax rate differences in foreign jurisdictions	(7)	-
Tax rate changes and other adjustments	(667)	(385)
Permanent differences	88	50
Change in valuation allowance	3,002	3,488
	-	-

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for each of the years ended March 31 are approximated as following:

	Year Ended March 31, (in thousands)
Deferred income taxes
	2023 ($)	2022 ($)

Net operating loss carry-forwards foreign	137	149
Non-capital loss carry-forwards – U.S.	12,888	10,487
Temporary differences	548	(66)

Net deferred tax asset	13,573	10,570
Valuation allowance	(13,573)	(10,570)
	-	-

The table below sets forth the details of expiration of the non-financial carried forward losses of the Company as of March 31, 2023, as under:

Year	Amount (in thousands) ($)

2023	47
2024	309
2025	3
2026	12
2027	30
2028	14
2029	25
2030	141
2031	3,081
2032	4,141
2033	627
2034	1,269
2035	1,735
2036	1,176
2037	819
2038	1,256
2039	4,132
2040	7,932
2041	8,841
2042	14,966
2043	11,359
Total	61,915

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

NOTE 17 – REVENUE RECOGNITION

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented, and the terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white label services is recognized when the performance obligation has been completed and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for Fiscal 2023 and 2022 are as follows:

	(in thousands) Year ended March 31,
	2023 ($)	2022 ($)
Infrastructure segment
Rental income (1)	37	23
Construction contracts (2)	76	15

Life Sciences segment
Wellness and lifestyle (3)	416	316
White labeling services (4)	382	43
Total	911	397

(1) Rental income consists of income from rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Revenue from wellness and lifestyle consists of sale of products such as gummies, hand sanitizers, bath bombs, lotions, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(4) Revenue from white label services consists of rebranding our formulations or the customer’s products as per customer’s requirement.

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

The Company’s CODM is the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on an operating segment basis for the purposes of making operating decisions and assessing financial performance. Therefore, and before our Life Sciences segment started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: (a) Infrastructure segment and (b) Life Sciences segment. The Company does not include intercompany transfers between segments for Management reporting purposes.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

Product & Service

	(in thousands)
Segments	Fiscal 2023 ($)	Percentage of Total Revenue (%)

Infrastructure segment	113	12%
Life Sciences segment	798	88%
Total	911	100%

	(in thousands)
Segments	Fiscal 2022 ($)	Percentage of Total Revenue (%)

Infrastructure segment	38	9%
Life Sciences segment	359	91%
Total	397	100%

For information for revenue by product and service, refer Note 17, “Revenue Recognition.”

2) The table below shows the attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Fiscal 2023 ($)	Percentage of Total Revenue (%)

Asia	India	113	12%
America	U.S.	777	86%
	Colombia	21	2%
Total		911	100%

		(in thousands)
Segments	Country	Fiscal 2022 ($)	Percentage of Total Revenue (%)

Asia	India	68	17%
America	U.S.	329	83%
Total		397	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2023 ($)
Intangible assets, net	1,170	-	1,170
Property, plant and equipment, net	4,074	4,139	8,213
Claims and advances	585	418	1,003
Operating lease asset	298	28	326
Total non-current assets	6,127	4,585	10,712

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2022 ($)
Intangible assets, net	436	481	917
Property, plant and equipment, net	4,978	4,441	9,419
Claims and advances	550	387	937
Operating lease asset	396	54	450
Total non-current assets	6,360	5,363	11,723

NOTE 19 – SUBSEQUENT EVENTS

On June 30, 2023, the Company successfully obtained a working capital credit facility totaling $12 million and in addition sold 10,000,000 shares for $3,000,000. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our Management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our Management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods specified in SEC rules and forms and that such information was accumulated and communicated to our Management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

(c) Changes in internal control over financial reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during Fiscal 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during Fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers and directors

The names, ages, and positions of our executive officers and directors as of March 31, 2023, were as follows:

Name	Class	Age	Position	Director Since	Term will Expire
Ram Mukunda	C	64	President, Chief Executive Officer, and Director	2005	2025
Richard Prins	B	66	Chairman of the Board of Directors	2007	2024
James Moran	C	78	Director	2022	2025
Claudia Grimaldi	A	52	Vice President, Principal Financial Officer, Chief Compliance Officer, and Director	2022	2023

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as Director, CEO and President since April 29, 2005. He is responsible for general management and, over the past nine years, has been largely responsible for the Company’s strategy and positioning in the medical cannabinoids and pharmaceutical industry. He has been the chief inventor and architect of most of the Company’s patent filings, and the thrust into R&D and medical trials, which support the Company’s desire to bring low-cost medications that address diseases and ailments that affect humankind. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, which he took public in 1997 on NASDAQ. Prior to Startec, he served as Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively, and managed companies in Europe and Asia. He has over 20 years of experience managing public companies and has acquired and integrated over 20 companies. His in-depth business experience in the medical cannabinoids industry, his knowledge of U.S. capital markets, capital structuring, international joint ventures, and broad science and engineering background make him qualified to serve as a director of our Company.

Richard Prins has been our Chairman, Audit Committee and Compensation Committee Chairman since 2012 and has served as an Independent Director since May 2007. Mr. Prins has extensive experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (FBW). Mr. Prins served in a consulting role for RBC until January 2009. Mr. Prins currently serves on one other board, volunteers full time with a non-profit organization, Advancing Native Missions, and is a private investor. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. Mr. Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, has extensive experience in finance, accounting, and internal controls over financial reporting. His knowledge of the pharmaceutical industry and experience with U.S. capital markets make him qualified to serve as a director of our Company.

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

On December 27, 2022, the Board of Directors appointed Mr. James Moran as a member of both the Company’s Audit and Compensation Committee, effective immediately.

Claudia Grimaldi, Vice-president, PFO, Chief Compliance Officer, and Director is responsible for managing the accounting and finance teams in various countries and is responsible for ensuring timely and accurate statutory and regulatory compliance (SEC, FINRA, NYSE, IRS, XETRA 2, among others). In addition, she is responsible for building and managing an international team of doctors, scientists, and advisors that conduct and manage pre-clinical and FDA registered trials focused on Alzheimer’s disease. She is also responsible for relationships with partners that provide, among others, animal studies, cannabinoids, and software for AI. She has more than thirteen (13) years of experience with SEC filings, regulatory compliance, and disclosures, having held increasing responsibilities first as Manager of financial reporting and compliance from May 2011 to 2013 and then as General Manager financial reporting and compliance from 2013 to May 2018. She also serves as a Director/Manager for some of our subsidiaries. Ms. Grimaldi graduated summa cum laude from Javeriana University, a top five university in Colombia, with a Bachelor of Arts in Psychology. She holds an MBA in General Management, graduating with Highest Honors, from Meredith College, in North Carolina. She is a member of Delta Mu Delta International Honor Society. She has also completed Executive Education courses on SEC compliance, finance from UVA, and corporate governance from the Columbia Business School. In addition, she has attended the Darden School of Business Financial Management Executives program at the University of Virginia, and SEC reporting and compliance seminars. Currently she is pursuing her Directorship Certification with the National Association of Corporate Directors (NACD). She is also fluent in both English and Spanish.

On March 23, 2022, the Board of Directors of the Company appointed Ms. Claudia Grimaldi to serve on the Board as a non-independent director Class A until the Company’s 2023 annual meeting of stockholders upon the election and qualification of successor directors, her earlier death, resignation, or removal. Ms. Grimaldi brings a wealth of experience and qualifications that make her an excellent fit for the board. Ms. Grimaldi’s experience with SEC filing procedures is invaluable in ensuring regulatory compliance and transparency within our public company. Additionally, her in-depth understanding of Colombia, South America-where our company has invested in human capital provides valuable insights into the market dynamics, cultural nuances, and business opportunities within the region. Her SEC filing experience, understanding of Colombia, qualifications in business administration, and general business acumen makes her qualified to serve as a director of our Company.

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

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B, and Class C) with only one class of directors being elected each year and each class serving a three-year term. The term of office of the Class A director, consisting of Claudia Grimaldi, will expire at the 2023 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins, will expire at the 2024 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda and James Moran, will expire at the 2025 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating acquisitions.

The NYSE American, upon which our shares are listed, requires the majority of our Board, or in the case of a smaller reporting Company at least 50% of our Board, to be “independent.” The NYSE American listing standards define an “independent director” generally as a person, other than an officer or an employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Consistent with these standards, the Board of Directors has determined that Messrs. Prins and Moran are independent directors.

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

Board oversight of risk management

The Board is responsible for overseeing the major risks facing the Company, while management is responsible for assessing and mitigating the Company’s risks on a day-to-day basis. The Board has designated the Audit Committee with the responsibility for overseeing enterprise risk management. The Audit Committee discusses the steps management has taken to monitor and mitigate these risks, if any. In establishing and reviewing IGC’s executive compensation, the Compensation Committee considers whether the compensation program is focused on long-term shareholder value creation and whether it encourage short-term risk taking at the expense of long-term results. The Compensation Committee has also reviewed IGC’s compensation program and has concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on IGC. Other Board committees also consider risks within their areas of responsibility and apprise the Board of significant risks and management’s response to those risks.

Audit committee

Our Board of Directors has established an Audit Committee, currently composed of two independent directors who report to the Board of Directors. Messrs. Prins and Moran, each of whom is an independent director under the NYSE American listing standards, serve as members of our Audit Committee. Mr. Prins is the Chairman of our Audit Committee. In addition, we have determined that Messrs. Prins and Moran are “audit committee financial experts,” as that term is defined under Item 407 of Regulation S-K. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and the adequacy of our accounting and control systems. The audit committee charter is followed by the committee.

Compensation committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Moran, and Prins. Mr. Prins is the current Chairman of our Compensation Committee. The Compensation Committee’s purpose is to review and approve the compensation paid to our officers and directors and to administer our 2018 Omnibus Incentive Plan. As per the compensation committee charter, candidate experience, knowledge, and performance are used to evaluate the candidate. The compensation is accordingly decided for the candidate as per the industry standards.

Compensation committee interlocks and insider participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins, and James Moran. No executive officer of the Company served as a director or member of the Compensation Committee of any other entity. The Compensation Committee was responsible for determining executive compensation and the award of stock, and stock options to employees, advisors, and directors during Fiscal 2023. No consultants were used by the Compensation Committee during this fiscal year.

Nominating and corporate governance committee

In the future, we intend to establish a nominating and corporate governance committee. The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the Board of Directors the candidates for election by stockholders or appointment by the Board of Directors to fill a vacancy, recommend to the Board of Directors the composition and chairs of Board of Directors committees, develop and recommend to the Board of Directors guidelines for effective corporate governance, and lead an annual review of the performance of the Board of Directors and each of its committees. We do not have any formal process for stockholders to nominate a director for election to our Board of Directors. Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804(a) of the NYSE American Company Guide. Since the Company is a small reporting company with limited officers and directors, the committee currently does not have a nomination committee charter. The Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

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

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE American listing standards, who understand the audit committee functions. The NYSE American’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to the NYSE American that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance, accounting, or auditing, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, along with understanding of internal control over financial reporting. The Board of Directors has determined that Messrs. Prins and Moran satisfy the NYSE American’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under rules and regulations of the SEC.

Board and committee meetings

During Fiscal 2023, there were five (5) Board meetings, five (5) meetings of the Audit Committee and two (2) Compensation Committee meetings, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

Communications with the Board

Any matter intended for the Board, or any individual member of the Board, should be directed to Investor Relations at the Company’s principal executive office, with a request to forward the communication to the intended recipient. In general, any shareholder communication delivered to the Company for forwarding to Board members will be forwarded in accordance with the shareholder’s instructions. However, the Company reserves the right not to forward to Board members any abusive, threatening, or otherwise inappropriate materials.

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

Annual meeting attendance

All directors, either in person or telephonically, attended the 2022 annual shareholders' meeting. We have a formal policy requiring the members of our Board of Directors to attend annual stockholder meetings in person or by telephone or video conference.

Corporate governance, code of conduct, and ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely, and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules, and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. The Company has adopted a written code of ethics (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Principal Accounting Officer, Controller, and persons performing similar functions (collectively, the “Senior Financial Officers”), in accordance with applicable federal securities laws and the rules of the NYSE American, and to all employees. Investors or any other person may view our Code of Ethics free of charge on the corporate governance subsection of the investor relations portion of our website at www.igcinc.us. The Company has established separate audit and compensation committees that are described elsewhere in this report. The Company does not have a separate nominating committee. Accordingly, Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

All our data, except accounting data, is stored in the cloud on multiple servers, which helps us mitigate the overall risk of losing data. As part of corporate governance, we also have a cybersecurity policy that employees are required to comply with to safeguard their systems from cyber-attacks.

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during Fiscal 2023. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that Fiscal 2023’s filing requirements under Section 16(a) of the Exchange Act have been satisfied, except for (1) a Form 4 reporting four transactions by Ram Mukunda filed with the SEC on June 28, 2022, (2) a Form 4 reporting three transactions by Claudia Grimaldi filed with the SEC June 28, 2022, (3) a Form 4 reporting three transactions by John Lynch filed with the SEC on June 28, 2022 and (4) a Form 4 reporting three transactions by Richard K. Prins filed with the SEC on June 28, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for executive officers of the Company

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to (i) all individuals serving as the smaller reporting company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (PEO), regardless of compensation level; (ii) the smaller reporting company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose compensation exceeded $100,000 a year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year.

Summary Compensation Table

(in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Other compensation (3) ($)	Total Compensation ($)
Ram Mukunda	2023	360	300	301	45	1,006
President and CEO	2022	320	200	4,974	53	5,547

Claudia Grimaldi	2023	150	75	75	20	320
Vice President, CCO, and PFO	2022	150	75	516	20	761

(1)	During the fiscal year ended March 31, 2023, the Company owes approximately $92 thousand to Mr. Ram Mukunda and $135 thousand to Ms. Claudia Grimaldi.
(2)

The Stock Awards represent the fair value of stock awards to the named executive officer as computed using the closing price at the day of grant. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.” In Fiscal 2022, they also include two categories of Stock Awards that are set out in the tables titled “Performance Based Stock Awards” and “Market Price Based Stock Awards,”. As of March 31, 2023, 1 million Performance Stock Awards were issued.

(3)	Includes life insurance, 401 (k) contribution, and health insurance(s).

Compensation to Directors

(in thousands)

The following table shows, for fiscal 2023, the compensation awarded to, earned by, or paid to non-employee directors who served on the Board during the fiscal year.

Name	Number of Stock Awards	Total Compensation ($)
Richard Prins	175	75
James Moran	100	43

(1)

The Total Compensation represents the fair value of stock awards to the named director as computed using the closing price at the day of grant. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.”

The following table shows, for fiscal 2022, the compensation awarded to, earned by, or paid to non-employee directors who served on the Board during the fiscal year.

Name	Number of Stock Awards	Total Compensation ($)
Richard Prins	800	977
James Moran	150	147

(1)

The Total Compensation represents the fair value of stock awards to the named director as computed using the closing price at the day of grant. The Stock Awards include vested and unvested grants of stock awards. They also include two categories of Stock Awards that are set out in the tables titled “Performance Based Stock Awards” and “Market Price Based Stock Awards,” neither of these categories of Stock Awards vested as of March 31, 2022.

Stock Awards at Fiscal Year End

(in thousands)

Name	Number of unvested Stock Awards (#)	Value of unvested Stock Awards ($)	Value of vested Stock Awards in Fiscal Year ($)	Total Value of Stock Awards ($)
Ram Mukunda	3,200	3,352	1,460	4,812
Claudia Grimaldi	312	292	182	474
Richard Prins	592	609	304	913
James Moran	117	78	63	141

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

Performance Based Stock Awards

Performance based Stock Awards These vest when milestones are met
Milestones	Total Stock Awards	Comments
Successful filing of IGC-AD1 protocol for Phase 2	750,000	Including the removal of any initial clinical holds
Commencement of IGC-AD1 Phase 2 trial	250,000	Including selection of sites
Completion of IGC-AD1 Phase 2 trial	300,782	Completion of trial and closing of data
Filing of Clinical Research Report (CSR) on Phase 2	180,469	Analysis of data and filing of CSR with the FDA
Successful filing of IGC-AD1 protocol for Phase 3	1,203,125	Including the removal of any initial clinical holds
Total performance-based Stock Awards	2,684,376	The total vests at the commencement of Phase 3, or commercialization of IGC-AD1 based on alternate FDA pathways, or the sale of IGC-AD1. All Stock Awards vest in the event of a change of control

Market Based Stock Awards

Market based Stock Awards These vest when a target is met
Targets	Total Stock Awards	Comments
IGC stock price at $2.5 or more	180,469	Average closing price over five consecutive trading days
IGC stock price of $3.5 or more	421,094	Average closing price over five consecutive trading days
IGC stock price of $5 or more	601,563	Average closing price over five consecutive trading days
Total Market based Stock Awards for the advancement of IGC stock price	1,203,126	All Stock Awards vest in the event of a change of control

The Company believes that as of March 31, 2023, all Stock Awards are probable. As of March 31, 2023, 1 million Performance based Stock Awards were issued.

The assumptions used in calculating fair value and amortization schedule based on the probability of achieving milestones and targets are included in Note 14, “Stock-Based Compensation” to the Company’s audited financial statements for Fiscal 2023, included in this report. The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will realize from the awards. Whether, and to what extent, an individual realizes value will depend on the Company’s actual operating performance and stock price fluctuations.

Employment contracts

Ram Mukunda has served as President and Chief Executive Officer of our Company since its inception. On November 18, 2021, the Company, and Mr. Mukunda entered into the 2021 CEO Employment Agreement that expires on November 17, 2026. Pursuant to the 2021 CEO Employment Agreement we pay Mr. Mukunda a base salary of $360,000 per year. The Employment Agreement provides that the Board of Directors of our Company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis. Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook and a car (subject to partial reimbursement by Mr. Mukunda of rental payments for the car and reimbursement of business expenses). In the event of termination without cause, including a change of control, we would be required to pay Mr. Mukunda 1.5 times the average of the total compensation as disclosed in the previous two 10-K filings prior to termination. In addition, all unvested shares would be subject to immediate vesting.

Claudia Grimaldi has served as Vice President, Principal Financial Officer, Chief Compliance Officer, and Director of our subsidiaries since May 9, 2018. On May 5, 2023, the Company and Ms. Grimaldi entered into an Employment Agreement that expires on May 8, 2028 (the 2023 Employment Agreement). Pursuant to the Employment Agreement, we pay Ms. Grimaldi a base salary of $200,000 per year. The Employment Agreement provides that the Company may review and update performance targets and contract bonuses on an annual basis. Ms. Grimaldi is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, and a car (subject to partial reimbursement by Ms. Grimaldi of rental payments for the car). In the event of termination without cause, including a change of control, we would be required to pay Ms. Grimaldi 1.5 times her compensation. In addition, unvested shares that would otherwise vest in a 12-month period would be subject to immediate vesting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of July 6, 2023, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of July 6, 2023, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is common stock of the Company. The table below sets forth as of July 6, 2023, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owner/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned (3)	Percentage of Class*
Ram Mukunda (2)	8,110	13%

Claudia Grimaldi	1,518	2%

Richard Prins	1,915	3%

James Moran	590	1%

All Executive Officers and Directors as a group (4 persons)	12,133	19%

*Based on fully diluted 63,082,750 shares of common stock outstanding as of July 6, 2023.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o IGC Pharma, Inc., 10224 Falls Road, Potomac, MD 20854.
(2)	The beneficial ownership table does not include 777,417 shares of common stock that is owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.
(3)	The beneficial ownership table includes approximately 8.9 million shares granted but not vested/issued to individuals listed in the table as of July 6, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director, or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with the affiliates of our CEO as described under “Executive Compensation – Compensation for Executive Officers of the Company.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (MCA) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for Fiscal 2023. During the Company’s two most recent fiscal years ended March 31, 2023, and 2022, and through July 6, 2023, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates for Fiscal 2023 and Fiscal 2022.

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

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	March 31,
	2023	2022

Audit fees - Manohar Chowdhry & Associates	$66	$64
Audit-related fees - Manohar Chowdhry & Associates	-	-
Tax fees	11	9
All other fees		-
Total	$77	$73

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in Fiscal 2023. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for Fiscal 2023 (the Audited Financial Statements):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;
•

The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for Fiscal 2023, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

•

The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management, and considered whether Manohar Chowdhry & Associates’ provision of non-audit services to the Company was compatible with the auditor’s independence; and

•

Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2023, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:

Richard Prins

James Moran

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

3.3

Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023).

3.4	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
4.1	Description of Common Stock (incorporated by reference to prospectus supplement filed on Oct 2, 2018 to Prospectus effective May 11, 2018)
10.01**	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 10, 2017).
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

IGC PHARMA, INC.

Date: July 7, 2023	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2023	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 7, 2023	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 7, 2023	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president & Chief Compliance Officer, and Director
(Principal Financial Officer)

Date: July 7, 2023	/s/ Rohit Goel
Rohit Goel
Principal Accounting Officer

Date: July 7, 2023	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: July 7, 2023	/s/ James Moran
James Moran
Director