Form 10-Q
period 2023-06-30
IGC Pharma, Inc.
filed 2023-08-10
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

53,916,604 shares of our common stock were outstanding as of July 24, 2023.

 | June 30, 2023, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

 | June 30, 2023, Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives, may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be forward-looking statements” as defined by federal securities laws. Such statements are based on currently available information, which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business.

For the next several years, we believe our success is highly correlated with the outcome of our clinical trials and secondarily with the sale of our products and services. The Company may not be able to complete human trials on our investigational drug candidate, or, once conducted, the results of human trials may not be favorable or as anticipated or may reflect a lack of efficacy in humans or animals. Precautions, including social distancing and travel restrictions, among others, surrounding the ongoing SARS CoV 2 (“COVID-19”) pandemic could lead to delays or expenses greater than anticipated or projected. Failure or delay with respect to any of the above factors could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

Our projections and investments anticipate certain regulatory changes and stable pricing, which may not hold out over the next several years. We may not be able to protect our intellectual property adequately or receive patents. We may not receive regulatory approval for our products or trials. The patent applications we have licensed may not be granted by the United States Patent and Trademark Office (“USPTO”), even if the Company is in full compliance with USPTO requirements. We may not have adequate resources, including financial resources, to successfully conduct all requisite clinical trials, to bring a product based on the above-referenced patented formulations to market, or to pay applicable maintenance fees over time. We may not be able to successfully commercialize our products even if they are successful and receive regulatory approval, including, but not limited to, based on the Food and Drug Administration’s (“FDA”) current position on hemp and hemp-based products. Failure or delay with respect to any of the factors above could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

This document also contains statements that are not approved by the FDA, including statements on hemp and hemp extracts and their potential efficacy on humans and animals. While these statements and claims are intended to be in compliance with federal and state laws, we cannot guarantee such compliance.

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on July 7, 2023, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | June 30, 2023, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2023 ($)	March 31, 2023 ($)
ASSETS
Current assets:
Cash and cash equivalents	1,723	3,196
Accounts receivable, net	225	107
Short term investments	227	154
Inventory	2,641	2,651
Deposits and advances	262	358
Total current assets	5,078	6,466

Non-current assets:
Intangible assets, net	1,179	1,170
Property, plant, and equipment, net	8,104	8,213
Claims and advances	1,017	1,003
Operating lease asset	295	326
Total non-current assets	10,595	10,712
Total assets	15,673	17,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	672	530
Accrued liabilities and others	1,459	1,368
Total current liabilities	2,131	1,898

Non-current liabilities:
Long-term loans	140	141
Other liabilities	21	21
Operating lease liability	179	207
Total non-current liabilities	340	369
Total liabilities	2,471	2,267

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of June 30, 2023, and March 31, 2023.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 53,077,436 shares issued and outstanding as of June 30, 2023, and March 31, 2023, respectively.	119,322	118,965
Accumulated other comprehensive loss	(3,380)	(3,389)
Accumulated deficit	(102,740)	(100,665)
Total stockholders’ equity	13,202	14,911
Total liabilities and stockholders’ equity	15,673	17,178

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended June 30,
	2023 ($)	2022 ($)
Revenue	555	212
Cost of revenue	(300)	(70)
Gross profit	255	142
Selling, general and administrative expenses	(1,647)	(1,550)
Research and development expenses	(747)	(1,394)
Operating loss	(2,139)	(2,802)
Other income, net	64	17
Loss before income taxes	(2,075)	(2,785)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(2,075)	(2,785)
Foreign currency translation adjustments	9	(219)
Comprehensive loss	(2,066)	(3,004)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.05)
Weighted-average number of shares used in computing loss per share amounts:	53,077,436	51,616,598

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation & expenses, net	787	1,152	-	-	1,152
Net proceeds from the issuance of common stock	-	-	-	-	-
Net loss	-	-	(2,785)	-	(2,785)
Foreign currency translation adjustments	-	-	-	(219)	(219)
Balances as of June 30, 2022	51,841	117,171	(91,944)	(3,187)	22,040

Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	-	357	-	-	357
Net proceeds from the issuance of common stock	-	-	-	-	-
Net loss	-	-	(2,075)	-	(2,075)
Foreign currency translation	-	-	-	9	9
Balances as of June 30, 2023	53,077	119,322	(102,740)	(3,380)	13,202

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months Ended June 30,
	2023 ($)	2022 ($)
Cash flows from operating activities:
Net loss	(2,075)	(2,785)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	155	162
Common stock-based compensation and expenses, net	357	1,152
Other non-cash items	(53)	68

Changes in:
Accounts receivables, net	(118)	(23)
Inventory	10	(74)
Deposits and advances	33	73
Claims and advances	(13)	15
Accounts payable	142	(524)
Accrued and other liabilities	91	(258)
Operating lease asset	31	31
Operating lease liability	(28)	(33)
Net cash used in operating activities	(1,468)	(2,196)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(20)	(127)
Sale of property, plant, and equipment	43	-
Acquisition and filing cost of patents and rights	(28)	(31)
Net cash used in investing activities	(5)	(158)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	-
Repayment of long-term loan	(1)	(1)
Net cash used in financing activities	(1)	(1)

Effects of exchange rate changes on cash and cash equivalents	1	(52)
Net decrease in cash and cash equivalents	(1,473)	(2,407)
Cash and cash equivalents at the beginning of the period	3,196	10,460
Cash and cash equivalents at the end of the period	1,723	8,053

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	357	1,152

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2023, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2023

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “the Company,” “we,” “our” and/or “us” refer to IGC Pharma, Inc., together with our subsidiaries and beneficially owned subsidiary. Our public filings with the Securities and Exchange Commission, the “SEC,” are available on www.sec.gov. The information contained on our various websites, including www.igcinc.us, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma, Inc., is a clinical-stage pharmaceutical company with a diversified revenue model that develops prescription drugs and over-the-counter (OTC) products. We are a Maryland corporation established in 2005 with a fiscal year that is a 52- or 53-week period that ends on March 31.

Our focus is on developing innovative therapies for neurological disorders such as Alzheimer’s disease, epilepsy, Tourette syndrome, and sleep disorders. We also focus on formulations for eating disorders, chronic pain, premenstrual syndrome (PMS), and dysmenorrhea, in addition to health and wellness OTC formulations. The Company is developing its proprietary lead candidate, IGC-AD1, an investigational oral therapy for the treatment of agitation associated with Alzheimer’s disease. IGC-AD1 is currently in Phase 2 (Phase 2B) clinical trials after completing nearly a decade of research and realizing positive results from pre-clinical and a Phase 1 trial. This previous research into IGC-AD1 has demonstrated efficacy in reducing plaques and tangles, which are two important hallmarks of Alzheimer’s, as well as reducing neuropsychiatric symptoms associated with dementia in Alzheimer’s disease, such as agitation.

IGC has two segments: Life Sciences and Infrastructure.

Life Sciences Segment

Pharmaceutical: Since 2014, the Company has focused primarily on the potential uses of phytocannabinoids, in combination with other compounds, to treat multiple diseases, such as Alzheimer’s disease. As a company engaged in the clinical-stage pharmaceutical industry, we focus our research and development efforts, subject to results of future clinical trials, on seeking pharmaceutical solutions that may a) alleviate neuropsychiatric symptoms such as agitation, anxiety, and depression associated with dementia in Alzheimer’s disease; and b) halt the onset, progression, or cure Alzheimer’s disease.

The Company currently has two main investigational small molecules in various stages of development:

1) IGC-AD1, our proprietary lead therapeutic candidate, is a Tetrahydrocannabinol (THC) based formulation that has demonstrated in Alzheimer’s cell lines the potential to reduce the buildup of Aβ plaques and the potential to decrease or inhibit the phosphorylation of tau, a protein that is responsible for the formation of neurofibrillary tangles (NFTs), both important hallmarks of Alzheimer’s. In addition, Phase 1 human trial results demonstrated IGC-AD1’s potential to reduce agitation in dementia due to Alzheimer’s. IGC-AD1 is currently in Phase 2B trials for treating agitation in dementia from Alzheimer’s, a condition that affects over 10 million individuals in North America and Europe, and

2) TGR-63, non-cannabinoid small molecule that has shown promise in pre-clinical trials for reducing amyloid burden in an Alzheimer’s disease model. In Alzheimer’s, the accumulation of beta-amyloid protein in the brain leads to the formation of Aβ plaques, which are associated with neurotoxicity and cell dysfunction, ultimately leading to cell death and cognitive decline. The potential efficacy of TGR-63 lies in its ability to inhibit the aggregation of beta-amyloid. If shown to be safe and efficacious in human trials in reducing the formation of Aβ plaques, this molecule could halt the neurotoxic process caused by beta-amyloid, thereby preventing or treating Alzheimer’s.

 | June 30, 2023, Form 10-Q

Over-the-Counter Products: We have created a women’s wellness brand, Holief™ available through online channels that are compliant with relevant federal, state, and local laws, and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over the counter (OTC) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual syndrome (PMS). The products are available online and through Amazon and other online channels. In addition, we sell our product formulations to other companies that market them under their brand. This is the white label part of the OTC business.

Phase 2 Clinical Trial

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

Business Organization

As of June 30, 2023, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd. And Colombia-based beneficially-owned subsidiary IGC Pharma SAS (formerly Hamsa Biopharma Colombia SAS) (Hamsa). The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’s principal office is in Maryland established in 2005. Additionally, the Company has offices in Washington state, Colombia, and India. The Company’s filings are available on www.sec.gov.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of June 30, 2023, and March 31, 2023, condensed consolidated statements of operations for the three months ended June 30, 2023, and 2022, and condensed consolidated statements of cash flows for the three months ended June 30, 2023, and 2022, are unaudited. The consolidated balance sheet as of March 31, 2023, has been derived from audited financial statements, and the accompanying as of June 30, 2023 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2023 (“Fiscal 2023”) contained in the Company’s Form 10-K for Fiscal 2023, filed with the SEC on July 7, 2023, specifically in Note 2 to the consolidated financial statements.

 | June 30, 2023, Form 10-Q

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

Presentation and functional currencies

The Company operates in India, the U.S., Colombia, and Hong Kong, and a portion of the Company’s financials are denominated in the Indian Rupee (“INR”), the Hong Kong Dollar (“HKD”), or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, the HKD, or the COP affect our financial statements.

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

Going Concern

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern.

The Company is currently in a clinical trial stage and, thus, has not yet achieved profitability. The Company expects to continue to incur significant operating and net losses and negative cash flows from operations in the near future.

The Company estimates that its current cash and cash equivalents balance with working capital credit facility and equity investment is sufficient to support operations beyond the twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $17 thousand of provision for the doubtful debt of $225 thousand as of June 30, 2023, as compared to $107 thousand of accounts receivable as of March 31, 2023.

Loss per share

The computation of basic loss per share for the three months ended June 30, 2023, excludes potentially dilutive securities of approximately 10 million shares which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive. In addition, the Company entered into a private placement agreement on June 30, 2023. As per the terms of the agreement, the Company will issue 10 million shares of unregistered common stock.

The weighted average number of shares outstanding for the three months ended June 30, 2023, and 2022, used for the computation of basic earnings per share (“EPS”) is 53,077,436 and 51,616,598, respectively. Due to the loss incurred by the Company during the three months ended June 30, 2023, and 2022, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

 | June 30, 2023, Form 10-Q

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the three months ended June 30, 2023, there were no impactful breaches in cybersecurity.

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

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented, and the terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white label services is recognized when the performance obligation has been completed, and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for the three months ended June 30, 2023, and 2022 are as follows:

	(in thousands) Three months ended June 30,
	2023 ($)	2022 ($)
Infrastructure segment (1)	167	10

Life Sciences segment
Wellness and lifestyle (2)	44	80
White labeling services (3)	344	122
Total	555	212

(1) Infrastructure segment consists of income from the rental of heavy construction equipment and construction contracts.

(2) Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, bath bombs, lotions, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(3) Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

Recently issued accounting pronouncements

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

 | June 30, 2023, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of June 30, 2023 ($)	As of March 31, 2023 ($)
Raw materials	2,091	2,100
Work-in-Progress	-	18
Finished goods	550	533
Total	2,641	2,651

During the three months ended June 30, 2023, the Company wrote off approximately $20 thousand of inventory due to abnormal loss due to idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, general, and administrative expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of June 30, 2023, and March 31, 2023, our consolidated balance sheet reported approximately $397 thousand and $407 clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of June 30, 2023 ($)	As of March 31, 2023 ($)
Advances to suppliers and consultants	54	72
Other receivables and deposits	15	24
Prepaid expenses and other current assets	193	262
Total	262	358

The Advances to suppliers and consultants primarily relate to advances to suppliers in our Life Sciences and Infrastructure segments. Prepaid expenses and other current assets include approximately $21 thousand of statutory advances as of June 30, 2023, as compared to $25 thousand as of March 31, 2023.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of June 30, 2023 ($)	As of March 31, 2023 ($)
Amortized intangible assets
Patents	721	709
Other intangibles	34	34
Accumulated amortization	(125)	(107)
Total amortized intangible assets	630	636

Other intangible assets
Patents	549	534
Other intangibles	-	-
Total unamortized intangible assets	549	534
Total intangible assets	1,179	1,170

 | June 30, 2023, Form 10-Q

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing of patent applications. It also includes acquisition costs related to domains and licenses.

The intangible with finite life is up to 20 years are amortized on straight-line basis, commencing from the date of grant or acquisition. The amortization expense in the three months ended June 30, 2023, and 2022, amounted to approximately $18 thousand and $10 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of June 30, 2023, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2024	80
For the year ended 2025	88
For the year ended 2026	96
For the year ended 2027	106
For the year ended 2028	117

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of June 30, 2023 ($)	As of March 31, 2023 ($)
Land	N/A	4,104	4,100
Buildings and facilities	25	2,303	2,298
Plant and machinery	5-20	3,340	3,335
Computer equipment	3	143	138
Office equipment	3-5	88	84
Furniture and fixtures	5	92	92
Vehicles	5	102	102
Total gross value		10,172	10,149
Less: Accumulated depreciation		(2,068)	(1,936)
Total property, plant, and equipment, net		8,104	8,213

The depreciation expense in the three months ended June 30, 2023, and 2022 amounted to approximately $137 thousand and $152 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation. The Company sold a fully depreciated property in India for net proceeds of approximately $43 thousand and accounted for a profit of approximately $43 thousand in other income. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – LEFT BLANK INTENTIONALLY

 | June 30, 2023, Form 10-Q

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of June 30, 2023 ($)	As of March 31, 2023 ($)
Claims receivable (1)	951	951
Non-current deposits	27	27
Non-current advances	39	25
Total	1,017	1,003

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings. It includes $140 thousand owed to the company by one of our manufacturers for the equipment purchase.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of June 30, 2023 ($)	As of March 31, 2023 ($)
Compensation and other contributions	751	619
Provision for expenses	131	258
Short-term lease liability	129	133
Other current liability	448	358
Total	1,459	1,368

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $48 thousand and $31 thousand as of June 30, 2023, and March 31, 2023, respectively, and approximately $3 thousand of short-term loans as of June 30, 2023, and March 31, 2023, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of June 30, 2023:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the three months ended June 30, 2023, and June 30, 2022, the interest expense and principal payment for the EIDL was approximately $1 thousand and $1 thousand, respectively. As of June 30, 2023, approximately $140 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

On June 30, 2023, the Company successfully entered into a Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, CO., LTD., pursuant to which the Company may borrow up to $12 million. The Credit Agreement serves to satisfy ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. The Credit Agreement matures on June 30, 2024, with an option to renew. Borrowings under the Credit Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit (as defined in the Credit Agreement), as the case may be, plus an applicable margin of 1%, and the Company shall bear the tax. Interest is due and payable in full by the Company on the last business day of each interest period. As of June 30, 2023, the entire amount of $12 million remains unused.

 | June 30, 2023, Form 10-Q

Other Liability:

	(in thousands)
	As of
	June 30, 2023 ($)	March 31, 2023 ($)
Statutory reserve	21	21
Total	21	21

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2023, except as disclosed in legal proceedings section below.

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

NOTE 13 – SECURITIES

As of June 30, 2023, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 53,077,436 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of June 30, 2023.

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

On January 13, 2021, the Company entered into a Sales Agreement (the “Agreement”) with The Benchmark Company, LLC (the “Sales Agent”) pursuant to which the Sales Agent is acting as the Company’s sales agent with respect to the issuance and sale of up to $75,000,000 of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), from time to time in an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”).

On June 30, 2023, the Company entered into a SPA with Bradbury Asset Management and three unrelated investors resulting in approximately $3 million in gross proceeds. The completion of the private placement is subject to customary closing conditions, including approval by the NYSE. Under the terms of the private placement, IGC will issue 10 million shares of unregistered common stock at a price of $0.30 per share. Shares are intended to be exempt from registration under the Securities Act, by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder.

NOTE 14 – STOCK-BASED COMPENSATION

As of June 30, 2023, 10 million restricted share units (RSUs), fair valued at $7 million with a weighted average value of $0.70 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 5 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of both operational milestones and market conditions, assuming continued employment either as an employee or director with the Company. The performance-based RSUs are accounted upon certification by Management, confirming the probability of achievement of milestones. As of June 30, 2023, Management confirmed three of the milestones had been achieved, and the rest were considered probable to be achieved by March 31, 2027.

 | June 30, 2023, Form 10-Q

Additionally, options held by advisors and directors to purchase 150 thousand shares of common stock fair valued at $69 thousand with a weighted average of $0.46 per share have been granted but are to be exercised over a service period ending in Fiscal 2031. Options exercised before the service period are expensed when exercised.

The options are valued using a Black-Scholes Pricing Model and Market based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2024	Granted in Fiscal 2023
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	2.64%	2.64%
Expected volatility	285%	285%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general and administrative expenses (including research and development). For the three months ended June 30, 2023, the Company’s share-based expense and option-based expense shown in Selling, general and administrative expenses (including research and development) were $354 thousand and $4 thousand, respectively and for the three months ended June 30, 2022, the Company’s share-based expense and option-based expense was $1.14 million and $8 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2023	4,429	1.01
Granted	4,300	0.30
Vested	(192)	0.30
Cancelled/forfeited	-	-
Non-vested shares as of June 30, 2023	8,537	0.65

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2023	150	1.39	0.30
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of June 30, 2023	150	1.39	0.30

There was a combined unrecognized expense of $3.5 million related to non-vested shares and share options that the Company expects to be recognized over the weighted average life of 5 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2023, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Certificate of Deposits are classified as Level 2 as they do not have regular market pricing, but their fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

 | June 30, 2023, Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023, and March 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of June 30, 2023

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	641	-	-	641	641	-
Money Market Fund	1,051	-	-	1,051	1,051	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	155	10	-	165	-	165
Level 2
Certificate of Deposits	80	-	-	80	18	62
Level 3	-	-	-	-	-	-
TOTAL	1,940	10	-	1,950	1,723	227

As of March 31, 2023

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	1,156	-	-	1,156	1,156	-
Money Market Fund	2,000	-	-	2,000	2,000	-
Debt Funds	40	-	-	40	40	-
Mutual Fund	152	2	-	154	-	154
Level 2
Certificate of Deposits	-	-	-	-	-	-
Level 3	-	-	-	-	-	-
TOTAL	3,348	-	-	3,350	3,196	154

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

 | June 30, 2023, Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

Products and Services

	(in thousands)
Segments	Three months ended June 30, 2023 ($)	Percentage of Total Revenue (%)

Infrastructure segment	167	30%
Life Sciences segment	388	70%
Total	555	100%

	(in thousands)
Segments	Three months ended June 30, 2022 ($)	Percentage of Total Revenue (%)

Infrastructure segment	10	5%
Life Sciences segment	202	95%
Total	212	100%

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended June 30, 2023 ($)	Percentage of Total Revenue (%)

Asia	India	167	30%
America	U.S.	388	70%
Total		555	100%

		(in thousands)
Segments	Country	Three months ended June 30, 2022 ($)	Percentage of Total Revenue (%)

Asia	India	10	5%
America	U.S.	202	95%
Total		212	100%

 | June 30, 2023, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile (U.S.) and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of June 30, 2023 ($)
Intangible assets, net	1,179	-	1,179
Property, plant, and equipment, net	3,958	4,146	8,104
Claims and advances	597	420	1,017
Operating lease asset	273	22	295
Total non-current assets	6,007	4,588	10,595

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2023 ($)
Intangible assets, net	1,170	-	1,170
Property, plant, and equipment, net	4,074	4,139	8,213
Claims and advances	585	418	1,003
Operating lease asset	298	28	326
Total non-current assets	6,127	4,585	10,712

NOTE 17 – SUBSEQUENT EVENTS

On July 11, 2023, the Canadian Intellectual Property Office issued a patent (#2,961,410) to the Company titled “CANNABINOID COMPOSITION AND METHOD FOR TREATING PAIN”. The patent relates to compositions and methods for treating multiple types of seizure disorders in humans using a combination of cannabinoids with other compounds. Subject to further research and study, the combination may be used for relieving pain in patients with psoriatic arthritis, fibromyalgia, scleroderma, shingles, and related pain-generating conditions.

 | June 30, 2023, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2023, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on July 7, 2023 (the “2023 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

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

Life Sciences Segment

Pharmaceutical: Since 2014, the Company has focused primarily on the potential uses of phytocannabinoids, in combination with other compounds, to treat multiple diseases, such as Alzheimer’s disease. As a company engaged in the clinical-stage pharmaceutical industry, we focus our research and development efforts, subject to results of future clinical trials, on seeking pharmaceutical solutions that may a) alleviate neuropsychiatric symptoms such as agitation, anxiety, and depression associated with dementia in Alzheimer’s disease; and b) halt the onset, progression, or cure Alzheimer’s disease.

The Company currently has two main investigational small molecules in various stages of development:

1) IGC-AD1, our proprietary lead therapeutic candidate, is a Tetrahydrocannabinol (THC) based formulation that has demonstrated in Alzheimer’s cell lines, the potential to reduce the buildup of Aβ plaques and the potential to decrease or inhibit the phosphorylation of tau, a protein that is responsible for the formation of neurofibrillary tangles (NFTs), both important hallmarks of Alzheimer’s. In addition, Phase 1 human trial results demonstrated IGC-AD1’s potential to reduce agitation in dementia due to Alzheimer’s. IGC-AD1 is currently in Phase 2B trials for treating agitation in dementia from Alzheimer’s, a condition that affects over 10-million individuals in North America and Europe, and

 | June 30, 2023, Form 10-Q

2) TGR-63, is a non-cannabinoid small molecule that has shown promise in pre-clinical trials for reducing amyloid burden in an Alzheimer’s disease model. In Alzheimer’s, the accumulation of beta-amyloid protein in the brain leads to the formation of Aβ plaques, which are associated with neurotoxicity and cell dysfunction, ultimately leading to cell death and cognitive decline. The potential efficacy of TGR-63 lies in its ability to inhibit the aggregation of beta-amyloid. If shown to be safe and efficacious in human trials in reducing the formation of Aβ plaques, this molecule could halt the neurotoxic process caused by beta-amyloid, thereby preventing, or treating Alzheimer’s.

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

We have a two-pronged approach for our Alzheimer’s investigational drug development strategy, the first prong is to investigate IGC-AD1 as an Alzheimer’s symptoms modifying agent, and the second is to investigate TGR-63 as a disease modifying agent. This involves conducting more trials on IGC-AD1 over the next few years, subject to FDA approval, with, although there can be no assurance, the anticipated goal of demonstrating safety and efficacy and potentially obtaining FDA approval for IGC-AD1 as a cannabinoid-based new drug that can help to manage agitation for patients suffering from Alzheimer’s disease. The second prong is to investigate the potential efficacy of TGR-63 on memory and/or decreasing or managing plaques and tangles, some of the hallmarks of Alzheimer’s disease.

Although there can be no assurance, we believe that additional investment in clinical trials, research, and development (“R&D’), facilities, marketing, advertising, and acquisition of complementary products and businesses supporting our Life Sciences segment will be critical to the development and delivery of innovative products and positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through planned pre-clinical and clinical trials. Although there can be no assurance, we believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

While the bulk of our medium and longer-term focus is on clinical trials and getting IGC-AD1 to be an FDA approved drug, our shorter-term strategy, is to use our resources to provide white label services and market Holief™. We believe this may provide us with several profit opportunities, although there can be no assurance of such profit opportunities.

Over-the-Counter Products:

We have created a women’s wellness brand, Holief™ available through online channels that are compliant with relevant federal, state, and local laws, and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over-the-counter (OTC) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual syndrome (PMS). The products are available online and through Amazon and other online channels.

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008, it includes: (i) Execution of Construction Contracts and (ii) Rental of Heavy Construction Equipment.

Company Highlights

●

During the three months ended June 30, 2023, the Company generated approximately $555 thousand in revenue, representing an increase of approximately $343 thousand, or 161%, compared to the approximately $212 thousand recorded during the three months ended June 30, 2022.

●

On June 30, 2023, the Company secured a $12 million revolving line of credit from the Hong Kong Branch of O-Bank Co. Ltd. (“O-Bank” or the “Bank”). This funding will support the working capital needs of the Company, primarily related to Alzheimer’s research.

●

On June 30, 2023, the Company entered into the Share Purchase Agreement (“SPA”), and under the terms of the SPA, the Company issued 10 million shares of unregistered common stock at a price of $0.3 per share.

●

On June 6, 2023, the Company received a Notice of Allowance from the Commissioner of Patents, Canada, for its patent filing on the use of cannabinoids in the treatment of seizures (IGC-501). The formulation also received an intent to grant from the European Patent Office, protecting the formulation in the U.S., Canada, and certain European countries.

 | June 30, 2023, Form 10-Q

Business Strategy

The Life Sciences business strategy includes:

1.	Subject to FDA approval, developing IGC-AD1 as a drug for treating agitation in dementia due to Alzheimer’s and investigating and developing TGR-63 for the potential treatment of Alzheimer’s disease.

2.	Marketing HoliefTM, and formulations.

We believe developing a drug for both symptom and disease-modifying agent has less risk due to the need for expensive multi-year trials. However, there is considerable upside and significant value creation to the extent we obtain a first-in-class advantage, of which there can be no assurance. If we were to obtain a first-in-class advantage, such an advantage could result in significant growth if and when an approved drug such as IGC-AD1 launches.

We believe that additional investment in clinical trials, artificial intelligence (“AI"), research, and development (R&D), facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. Although there can be no assurance, we believe these investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new products that can provide treatment options for multiple conditions, symptoms, and side effects.

Results of Operations for the Three Months Ended

June 30, 2023, and June 30, 2022

The results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended June 30, 2023, and June 30, 2022:

Statement of Operations (in thousands, unaudited)

	Three months ended June 30,
	2023 ($)	2022 ($)	Change ($)	Percent Change
Revenue	555	212	343	161%
Cost of revenue	(300)	(70)	(230)	329%
Gross profit	255	142	113	79%
Selling, general and administrative expenses	(1,647)	(1,550)	(97)	6%
Research and development expenses	(747)	(1,394)	647	(46)%
Operating loss	(2,139)	(2,802)	663	(24)%
Other income, net	64	17	47	276%
Loss before income taxes	(2,075)	(2,785)	710	(25)%
Income tax expense/benefit	-	-	-	-
Net loss	(2,075)	(2,785)	710	(25)%

Revenue – During the three months ended June 30, 2023, the Company generated approximately $555 thousand in revenue, representing an increase of approximately $343 thousand, or 161%, compared to the approximately $212 thousand recorded during the three months ended June 30, 2022. The primary source of revenue in both the years was from the Life Sciences segment, encompassing the sales of our formulations as white-labeled manufactured products and sales of branded holistic women’s health care products, among others. The Infrastructure segment revenue was approximately $167 thousand and $10 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively. The increase in revenue derived from the Infrastructure segment relates to the completion of a construction contract. The Company remains committed to its current strategy of driving sales in formulations both as branded and white-labeled products.

 | June 30, 2023, Form 10-Q

Cost of revenue – Cost of revenue amounted to approximately $300 thousand for the three months ended June 30, 2023, compared to $70 thousand in the three months ended June 30, 2022, this represents gross margins of 46% to 67%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. The decrease in gross margin is reflective of a change in the mix of revenue between Infrastructure and Life Science. Typically, the gross margin in the Life Sciences business, while higher than in the infrastructure, will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products. It is early to model or project gross margins.

Selling, general and administrative expenses (“SG&A”) –SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended June 30, 2023, SG&A expenses increased by approximately $97 thousand or 6% to approximately $1.6 million, from approximately $1.5 million recorded for the three months ended June 30, 2022. The increase in SG&A expenses is attributed to operational expenses.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $647 thousand or 46% to $747 thousand during the three months ended June 30, 2023, from approximately $1.4 million for the three months ended June 30, 2022. The decrease is primarily attributable to a one-time non-cash expense during the three months ended June 30, 2022. Other than one-time non-cash expenses, the R&D expenses for both quarters are approximately the same.

Other income, net – Other net income increased by approximately $47 thousand or 276% during the three months ended June 30, 2023. The total other income for the three months ended June 30, 2023, and 2022, is approximately $64 thousand and $17 thousand, respectively. The increase in other income for the three months ended June 30, 2023, is attributable to profit from the sale of assets. The component of other income typically includes interest and rental income, dividend income, profits from the sale of assets, unrealized gains from non-debt investments, net income, and income from the sale of scraps. These sources contribute to the overall other income generated by the Company.

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations or other long-term liabilities, except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies”, and Note 11, “Loans and Other Liabilities,” in Item 1 of this report for further information on Company commitments and contractual obligations.

On June 30, 2023, the Company successfully entered into a Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, CO., LTD., pursuant to which the Company may borrow up to $12 million and, in addition, sold 10 million shares for $3 million pursuant to an SPA with Bradbury Asset Management and three unrelated investors. The equity raise and the Credit Agreement serve to satisfy ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance thereof.

The Credit Agreement matures on June 30, 2024, with an option to renew. Borrowings under the Credit Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit (as defined in the Credit Agreement), as the case may be, plus an applicable margin of 1%, and the Company shall bear the tax. Interest is due and payable in full by the Company on the last business day of each interest period. As of June 30, 2023, the entire amount of $12 million remains unused.

The Company expects to raise further capital for its research and development initiatives as and when it is able to do so, but there can be no assurance thereof. In addition, there can be no assurance of the terms thereof, and any subsequent equity financing sought may have dilutive effects on our current shareholders. While there is no guarantee that we will be successful, we are applying to non-dilutive funding opportunities such as Small Business Research and Development programs. In addition, subject to limitations on the amount of capital that can be raised, the Company expects to utilize its shelf registration on a statement on Form S- 3 to raise capital through at-the-market offerings or otherwise.

 | June 30, 2023, Form 10-Q

Please refer to Item 1A. “Risk Factors” of our Form 10-K for the fiscal year ended March 31, 2023, for further information on the risks related to the Company.

	(in thousands, unaudited)
	As of June 30, 2023 ($)	As of March 31, 2023 ($)	Change	Percent Change
Cash and cash equivalents	1,723	3,196	(1,473)	(46)%
Working capital	2,947	4,568	(1,621)	(35)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $1.4 million to $2 million in the three months ended June 30, 2023, from $3.2 million as of March 31, 2023, a decrease of approximately 46%.

Summary of Cash flows

	(in thousands, unaudited)
	Three months ended June 30,			Percent
	2023	2022	Change	Change
Cash used in operating activities	(1,468)	(2,196)	728	(33)%
Cash used in investing activities	(5)	(158)	153	(97)%
Cash used in financing activities	(1)	(1)	-	-
Effects of exchange rate changes on cash and cash equivalents	1	(52)	53	(102)%
Net decrease in cash and cash equivalents	(1,473)	(2,407)	934	(39)%
Cash and cash equivalents at the beginning of period	3,196	10,460	(7,264)	(69)%
Cash and cash equivalents at the end of the period	1,723	8,053	(6,330)	(79)%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2023, was approximately $1.5 million. It consists of a net loss of approximately $2.1 million, a positive impact on cash due to non-cash expenses of approximately $459 thousand, and a positive change in operating assets and liabilities of approximately $148 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $155 thousand, stock-based expenses of approximately $357 thousand, and an approximately $53 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a positive impact of approximately $148 thousand on cash, of which approximately $118 thousand is due to a decrease in accounts receivables, approximately $142 thousand increase in accounts payable, approximately $91 thousand increase in accrued and other liabilities and approximately $33 thousand increase in other net current assets and liabilities.

Net cash used in operating activities for the three months ended June 30, 2022, was approximately $2.2 million. It consists of a net loss of approximately $2.8 million, a positive impact on cash due to non-cash expenses of approximately $1.4 million, and a negative change in operating assets and liabilities of approximately $793 thousand. Non-cash expenses consist of an amortization/depreciation charge of approximately $162 thousand and stock-based expenses of approximately $1.2 million. In addition, changes in operating assets and liabilities had a negative impact of approximately $793 thousand on cash, of which approximately $258 thousand is due to decrease in accrued and other liabilities and approximately $524 thousand decrease in accounts payable.

 | June 30, 2023, Form 10-Q

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2023, was approximately $5 thousand, which comprised of expenses of approximately $28 thousand for the acquisition and filing expenses related to intellectual property, approximately $23 thousand for the purchase of property, plant, and equipment.

Net cash used in investing activities for the three months ended June 30, 2022, was approximately $158 thousand, which comprised of expenses of approximately $31 thousand for the acquisition and filing expenses related to patents and purchase of property, plant, and equipment of approximately $127 thousand.

Financing Activities

Net cash used by financing activities was approximately $1 thousand for the three months ended June 30, 2023 and June 30, 2022, which is comprised of re-payment of loan.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or that engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

While all accounting policies impact financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in the 2023 Form 10-K, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K, for a discussion of all our critical and significant accounting policies.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements which may be applicable to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2023 Form 10-K.

 | June 30, 2023, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | June 30, 2023, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of June 30, 2023, the Company and one of its officers are parties to the following litigation matter:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (Apogee) and John R. Clarke (Clarke) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (Mukunda) (the Apogee Litigation). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners & Co., LLC (Midtown). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint/counterclaim. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s cross-claim against the Company for an alleged breach of the purchase agreement; and Clarke’s claim against the Company for an alleged breach of an alleged promise to issue him shares of the Company. On June 24, 2022, Apogee and Clarke filed a second amended complaint/counterclaim asserting the same claims. On February 21, 2023, IGC and Mukunda filed a motion for summary judgment seeking judgment on both IGC’s underlying Complaint against Apogee and Apogee’s and Clarke’s claims against Apogee and Mukunda. On April 19, 2023, Apogee and Clarke filed a response to the motion. Both Apogee and Clarke withdrew their claims against Mukunda at that time. The Company filed its reply in support of summary judgment on May 16, 2023. On July 20, 2023, after the close of the quarterly reporting period, the court granted the motion for summary judgment in substantial part, ruling (a) that Apogee breached the parties’ purchase agreement, (b) that Clarke’s claims were barred by the applicable statute of limitations, (c) that Apogee breached a contract related to a loan made by IGC to Apogee in 2015 and that IGC is entitled to damages and interest as a result; and (d) that all claims against Mukunda are dismissed. The court is expected to set a trial date to decide certain remaining issues: (i) whether IGC breached the purchase agreement by issuing restricted, as opposed to unrestricted, stock to Apogee, and, if so, what damages, if any, Apogee may receive as a result; and (ii) the amount of damages IGC will be awarded based on Apogee’s breach of the purchase agreement. The Company considers the counterclaim and the Apogee Litigation to be ordinary, routine litigation incidental to the business. The Company denies any and all liability and, in particular, denies that it breached the purchase agreement and that Apogee has suffered any damages. Given the Company’s position that Apogee suffered no damages due to any conduct by IGC, the Company intends to seek resolutions of the litigation without proceeding to trial. However, failing those efforts, the Company intends to vigorously defend the litigation and is represented by counsel for that purpose.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2023, the Company entered into a SPA with Bradbury Asset Management and three unrelated investors resulting in approximately $3 million in gross proceeds. The completion of the private placement is subject to customary closing conditions, including approval by the NYSE. Under the terms of the private placement, IGC will issue 10 million shares of unregistered common stock at a price of $0.30 per share. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

 | June 30, 2023, Form 10-Q

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

3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.4

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
10.01(a)(b)

Employment Agreement, effective as of May 9, 2023, by and between IGC Pharma, Inc. and Ms. Claudia Grimaldi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).

10.02	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.03(b)	Master Loan Agreement, dated June 30, 2023, between IGC Pharma, Inc. and O-Bank, CO., LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(a)	Management contract or compensatory plan or arrangement.
(b)

Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

 | June 30, 2023, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: August 10, 2023	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

 | June 30, 2023, Form 10-Q