Form 10-Q
period 2023-09-30
IGC Pharma, Inc.
filed 2023-11-09
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

63,734,439 shares of our common stock were outstanding as of November 7, 2023.

 | September 30, 2023, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

 | September 30, 2023, Form 10-Q

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

For the next several years, we believe our success is highly correlated with the outcome of our clinical trials and secondarily with the sale of our products and services. The Company may not be able to complete human trials on our investigational drug candidate, or, once conducted, the results of human trials may not be favorable or as anticipated or may reflect a lack of efficacy in humans or animals. Precautions, including social distancing and travel restrictions, among others could lead to delays or expenses greater than anticipated or projected. Failure or delay with respect to any of the above factors could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

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

 | September 30, 2023, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2023 ($)	March 31, 2023 ($)
ASSETS
Current assets:
Cash and cash equivalents	3,026	3,196
Accounts receivable, net	137	107
Short term investments	98	154
Inventory	2,636	2,651
Deposits and advances	220	358
Total current assets	6,117	6,466

Non-current assets:
Intangible assets, net	1,181	1,170
Property, plant, and equipment, net	7,947	8,213
Claims and advances	998	1,003
Operating lease asset	263	326
Total non-current assets	10,389	10,712
Total assets	16,506	17,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	549	530
Accrued liabilities and others	1,557	1,368
Total current liabilities	2,106	1,898

Non-current liabilities:
Long-term loans	139	141
Other liabilities	17	21
Operating lease liability	146	207
Total non-current liabilities	302	369
Total liabilities	2,408	2,267

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of September 30, 2023, and March 31, 2023.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 63,706,939 and 53,077,436 shares issued and outstanding as of September 30, 2023, and March 31, 2023, respectively.	122,732	118,965
Accumulated other comprehensive loss	(3,443)	(3,389)
Accumulated deficit	(105,191)	(100,665)
Total stockholders’ equity	14,098	14,911
Total liabilities and stockholders’ equity	16,506	17,178

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
	($)	($)	($)	($)

Revenue	291	202	846	414
Cost of revenue	(117)	(67)	(417)	(137)
Gross profit	174	135	429	277
Selling, General and Administrative expenses	(1,397)	(1,855)	(3,044)	(3,405)
Research and development expenses	(1,268)	(768)	(2,015)	(2,162)
Operating loss	(2,491)	(2,488)	(4,630)	(5,290)
Other income, net	40	46	104	63
Loss before income taxes	(2,451)	(2,442)	(4,526)	(5,227)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(2,451)	(2,442)	(4,526)	(5,227)
Foreign currency translation adjustments	(63)	(182)	(54)	(401)
Comprehensive loss	(2,514)	(2,624)	(4,580)	(5,628)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	(0.05)	(0.08)	(0.10)
Weighted-average number of shares used in computing net loss per share amounts:	54,301,087	52,194,098	53,695,912	52,082,096

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended September 30, 2022	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of June 30, 2022	51,841	117,171	(91,944)	(3,187)	22,040
Common stock-based compensation & expenses, net	1,009	624	-	-	624
Issuance of common stock through offering (net of expenses)	208	104	-	-	104
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(2,442)	-	(2,442)
Foreign currency translation adjustments	-	-	-	(182)	(182)
Balances as of September 30, 2022	53,058	117,899	(94,386)	(3,369)	20,144

Three months ended September 30, 2023
Balances as of June 30, 2023	53,077	119,322	(102,740)	(3,380)	13,202
Common stock-based compensation & expenses, net	1,130	550	-	-	550
Issuance of common stock through offering (net of expenses)	10,000	2,860	-	-	2,860
Cancellation/forfeiture of shares	(500)	-	-	-	-
Net loss	-	-	(2,451)	-	(2,451)
Foreign currency translation adjustments	-	-	-	(63)	(63)
Balances as of September 30, 2023	63,707	122,732	(105,191)	(3,443)	14,098

Six months ended September 30, 2022	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation & expenses, net	1,796	1,776	-	-	1,776
Issuance of common stock through offering (net of expenses)	208	104	-	-	104
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(5,227)	-	(5,227)
Foreign currency translation adjustments	-	-	-	(401)	(401)
Balances as of September 30, 2022	53,058	117,899	(94,386)	(3,369)	20,144

Six months ended September 30, 2023
Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	1,130	907	-	-	907
Issuance of common stock through offering (net of expenses)	10,000	2,860	-	-	2,860
Cancellation/forfeiture of shares	(500)	-	-	-	-
Net loss	-	-	(4,526)	-	(4,526)
Foreign currency translation adjustments	-	-	-	(54)	(54)
Balances as of September 30, 2023	63,707	122,732	(105,191)	(3,443)	14,098

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months Ended September 30,
	2023 ($)	2022 ($)
Cash flows from operating activities:
Net loss	(4,526)	(5,227)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	313	332
Common stock-based compensation and expenses, net	907	1,776
Other non-cash items	(52)	45

Changes in:
Accounts receivables, net	(30)	(65)
Inventory	15	(202)
Deposits and advances	76	534
Claims and advances	5	(13)
Accounts payable	19	(524)
Accrued and other liabilities	185	(535)
Operating lease asset	63	63
Operating lease liability	(61)	(66)
Net cash used in operating activities	(3,086)	(3,882)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(55)	277
Sale of property, plant, and equipment	42	-
Investment in short term investments	128	(193)
Acquisition and filing cost of patents and rights	(48)	(60)
Net cash provided by investing activities	67	24

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,860	103
Repayment of long-term loan	(2)	(2)
Net cash provided by financing activities	2,858	101

Effects of exchange rate changes on cash and cash equivalents	(9)	(80)
Net decrease in cash and cash equivalents	(170)	(3,837)
Cash and cash equivalents at the beginning of the period	3,196	10,460
Cash and cash equivalents at the end of the period	3,026	6,623

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	907	1,776

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2023, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2023

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

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma is a clinical-stage pharmaceutical company developing novel therapies for Alzheimer’s disease and conditions related to the central nervous system. The company is pursuing five assets: IGC-AD1, TGR-63, LMP, IGC-1C, and IGC-M3, all of which target Alzheimer’s disease and are at various stages of development.

Our most clinically advanced investigational new drug for Alzheimer’s, IGC-AD1, has shown significant promise in preclinical studies. In Alzheimer’s cell lines, IGC-AD1 has demonstrated the potential to effectively suppress or ameliorate two key hallmarks of Alzheimer’s disease: plaques and tangles. In animal models, it has shown effectiveness in improving memory. Furthermore, in a Phase 1 multiple ascending dose (MAD) trial, it exhibited potential efficacy in reducing neuropsychiatric symptoms, including agitation, anxiety, and depression. IGC-AD1 is currently in a Phase 2B, multi-center, randomized, double-blind, placebo-controlled trial, specifically designed to address agitation in dementia from Alzheimer’s disease (clinicaltrials.gov, NCT05543681). This condition affects more than 10 million individuals in North America and Europe. The trial is being conducted at 10 sites in the US and Canada.

Our portfolio includes four other small molecule assets, each at distinct stages of development, all with a singular mission — to transform the landscape of Alzheimer's treatment. LMP targets neuroinflammation, Aβ plaques, and neurofibrillary tangles, TGR-63 targets Aβ plaque, where we seek to disrupt the progression of Alzheimer's disease. IGC-M3 targets the inhibition of Aβ plaque aggregation with the potential to create a profound impact on early-stage Alzheimer’s. IGC-1C targets tau and neurofibrillary tangles, IGC-1C represents a forward-thinking approach to Alzheimer's therapy.

Furthermore, IGC controls a total of 36 patent filings. IGC maintains a state-of-the-art manufacturing facility in Washington State, which is poised for potential use in a Phase 3 trial and commercialization of IGC-AD1. In Bogota, Colombia, we also operate an R&D laboratory and an internal Contract Research Organization (CRO) that provides clinical trial services. We are actively expanding our technological capabilities with a primary focus on Generative Artificial Intelligence (AI) to enhance various aspects of clinical trial operations and data analysis. Our Company is investing in and driving AI development with an immediate focus on clinical trial processes, and analysis. Our AI initiatives are centered on informing clinical trials, developing a methodology for early detection of Alzheimer’s, and investigating the interaction of pharmaceuticals with cannabinoids.

Collectively, these core assets and initiatives underscore our commitment to advancing the field of pharmaceuticals, delivering groundbreaking treatments, and creating lasting value for our investors. We remain steadfast in our pursuit of excellence and our mission to improve the lives of those affected by Alzheimer’s and related conditions.

Our manufacturing facility is also utilized to produce women’s wellness products under the brand “Holief.” IGC Pharma is a Maryland corporation established in 2005 with a fiscal year ending on March 31, spanning a 52- or 53-week period. The company operates in two primary business segments: Life Sciences and Infrastructure.

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

 | September 30, 2023, Form 10-Q

Over-the-Counter Products: We have created a women’s wellness brand, Holief™, available through online channels that are compliant with relevant federal, state, and local laws and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over-the-counter (OTC) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual syndrome (PMS). The products are available online and through Amazon and other online channels. In addition, we white label our product formulations to other companies that market them under their brand.

Phase 2 Clinical Trial Update

In this document, we use the terms Phase 2 and Phase 2B interchangeably, though typically, a Phase 2 trial is divided into a Phase 2A and a Phase 2B trial. Phase 2A is designed to assess dosing requirements, while Phase 2B is intended to establish efficacy. Our company has started a Phase 2B protocol called “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-controlled trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease.” The trial is powered at 146 Alzheimer’s patients, with half receiving a placebo, and is a superior, parallel-group study.

The primary end point is agitation in dementia due to Alzheimer’s disease, as rated by the Cohen-Mansfield Agitation Inventory (CMAI) over a six-week period. The Phase 2 trial will also look at eleven exploratory objectives, including changes in anxiety, changes in cognitive processes such as attention, orientation, language, and visual spatial skills as well as memory, changes in depression, delusions, hallucinations, euphoria/elation, apathy, disinhibition, irritability, aberrant motor behavior, sleep disorder, appetite, quality of life, and caregiver burden. In addition, the trial will evaluate the impact of CYP450 polymorphisms and specifically CYP2C9 on each of the NPS and assess any reductions in psychotropic drugs, among others. CYP2C9 ranks amongst the most important drug metabolizing enzymes in humans, as it breaks down over 100 drugs, including nonsteroidal anti-inflammatory drugs. We seek to understand how various versions of the enzyme act on IGC-AD1. Each participant will receive two doses of IGC-AD1 (b.i.d.) or two doses of placebo per day for six weeks.

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008. It includes (i) execution of construction contracts and (ii) rental of heavy construction equipment.

Business Organization

As of September 30, 2023, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, Holi Hemp LLC, IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer LLC, Hamsa Biopharma India Pvt. Ltd., Colombia-based beneficially-owned subsidiary IGC Pharma SAS (formerly Hamsa Biopharma Colombia SAS) and IGC Pharma IP LLC. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’s principal office is in Maryland. Additionally, the Company has offices in Washington state, Colombia, and India. The Company’s filings are available on www.sec.gov. IGC Pharma, Inc. was incorporated in 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of September 30, 2023, and March 31, 2023, condensed consolidated statements of operations for the three months and six months ended September 30, 2023, and 2022, and condensed consolidated statements of cash flows for the six months ended September 30, 2023, and 2022, are unaudited. The consolidated balance sheet as of March 31, 2023, has been derived from audited financial statements, and the accompanying as of September 30, 2023 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

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

 | September 30, 2023, Form 10-Q

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

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $137 thousand of accounts receivable, net of provision for the doubtful debt of $12 thousand as of September 30, 2023, as compared to $107 thousand of accounts receivable, net of provision for the doubtful debt of $17 thousand as of March 31, 2023.

Loss per share

The computation of basic loss per share for the six months ended September 30, 2023, excludes potentially dilutive securities of approximately 9 million shares, which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the six months ended September 30, 2023, and 2022, used for the computation of basic earnings per share (“EPS”) is 53,695,912 and 52,082,096, respectively, as compared to 54,301,087 and 52,194,098 for the three months ended September 30, 2023, and 2022, respectively. Due to the loss incurred by the Company during the six months ended September 30, 2023, and 2022, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

 | September 30, 2023, Form 10-Q

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the six months ended September 30, 2023, there were no impactful breaches in cybersecurity.

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

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented, and the terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized based on the output method as and when part of the performance obligation has been completed, and approval from the contracting agency has been obtained after survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white label services is recognized when the performance obligation has been completed, and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for the three months and six months ended September 30, 2023, and 2022 are as follows:

	(in thousands) Three months ended September 30, 2023 ($)	(in thousands) Three months ended September 30, 2022 ($)	(in thousands) Six months ended September 30, 2023 ($)	(in thousands) Six months ended September 30, 2022 ($)
Infrastructure segment (1)	-	7	166	17

Life Sciences segment
Wellness and lifestyle (2)	69	150	113	230
White labeling services (3)	222	45	567	167
Total	291	202	846	414

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

 | September 30, 2023, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of September 30, 2023 ($)	As of March 31, 2023 ($)
Raw materials	2,127	2,100
Work-in-Progress	11	18
Finished goods	498	533
Total	2,636	2,651

During the six months ended September 30, 2023, and 2022, the Company wrote off approximately $3 thousand and $40 thousand of inventory due to abnormal loss due to idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General, and Administrative Expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of September 30, 2023, and March 31, 2023, our consolidated balance sheet reported approximately $397 thousand and $407 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of September 30, 2023 ($)	As of March 31, 2023 ($)
Advances to suppliers and consultants	62	72
Other receivables and deposits	15	24
Prepaid expenses and other current assets	143	262
Total	220	358

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $25 thousand of statutory advances as of September 30, 2023, and March 31, 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of September 30, 2023 ($)	As of March 31, 2023 ($)
Amortized intangible assets
Patents	730	709
Other intangibles	34	34
Accumulated amortization	(144)	(107)
Total amortized intangible assets	620	636

Other intangible assets
Patents	561	534
Other intangibles	-	-
Total unamortized intangible assets	561	534
Total intangible assets	1,181	1,170

 | September 30, 2023, Form 10-Q

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing of patent applications. It also includes acquisition costs related to domains and licenses.

The intangible with finite life is up to 20 years are amortized on straight-line basis, commencing from the date of grant or acquisition. The amortization expense in the three months ended September 30, 2023, and 2022, amounted to approximately $18 thousand and $14 thousand, respectively, whereas the amortization expense in the six months ended September 30, 2023, and 2022 amounted to approximately $36 thousand and $24 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of September 30, 2023, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2025	80
For the year ended 2026	89
For the year ended 2027	97
For the year ended 2028	107
For the year ended 2029	118

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of September 30, 2023 ($)	As of March 31, 2023 ($)
Land	N/A	4,051	4,100
Buildings and facilities	25	2,303	2,298
Plant and machinery	5-20	3,332	3,335
Computer equipment	3	155	138
Office equipment	3-5	99	84
Furniture and fixtures	5	93	92
Vehicles	5	101	102
Total gross value		10,134	10,149
Less: Accumulated depreciation		(2,187)	(1,936)
Total property, plant, and equipment, net		7,947	8,213

The depreciation expense in the three months ended September 30, 2023, and 2022 amounted to approximately $140 thousand and $156 thousand, respectively. The depreciation expense in the six months ended September 30, 2023, and 2022 amounted to approximately $277 thousand and $308 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation. During the six months ended September 2023, the Company sold a fully depreciated property in India for net proceeds of approximately $43 thousand and accounted the same in other income. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – LEFT BLANK INTENTIONALLY

 | September 30, 2023, Form 10-Q

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of September 30, 2023 ($)	As of March 31, 2023 ($)
Claims receivable (1)	947	951
Non-current deposits	26	27
Non-current advances	25	25
Total	998	1,003

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings. It includes $140 thousand owed to the company by one of our manufacturers for the equipment purchase.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of September 30, 2023 ($)	As of March 31, 2023 ($)
Compensation and other contributions	749	619
Provision for expenses	378	258
Short-term lease liability	130	133
Other current liability	300	358
Total	1,557	1,368

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $37 thousand and $31 thousand as of September 30, 2023, and March 31, 2023, respectively, and approximately $3 thousand of short-term loans as of September 30, 2023, and March 31, 2023, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of September 30, 2023:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the six months ended September 30, 2023, the interest expense and principal payment for the EIDL were approximately $3 thousand and $2 thousand, respectively. For the six months ended September 30, 2022, the interest expense and principal payment for the EIDL were approximately $2 thousand each. As of September 30, 2023, approximately $139 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

 | September 30, 2023, Form 10-Q

On June 30, 2023, the Company entered into a Master Loan and Security Agreement with O-Bank, CO., LTD. (the “Credit Agreement”), pursuant to which the Company may borrow up to $12 million, which will be used to fulfill liquidity requirements and ensure the Company’s ability to sustain its operations. The Credit Agreement matures June 30, 2024, with an option to renew. Interest on borrowings will be calculated according to the interest rate stated in the Certificate of Deposit (as defined in the Credit Agreement), plus an applicable margin of 1%, and the Company will bear the tax. The Company must pay the interest in full on the last business day of each interest period. As of September 30, 2023, the Company has not yet used any of the $12 million available under the Credit Agreement.

Other Liability:

	(in thousands)
	As of
	September 30, 2023 ($)	March 31, 2023 ($)
Statutory reserve	17	21
Total	17	21

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2023, except as disclosed in the legal proceedings section below.

In the U.S., we provide health insurance, life insurance, and a 401(k) plan wherein the Company matches up to 6% of the employee’s pre-tax contribution up to a maximum annual amount determined by the IRS. In accordance with applicable laws of foreign countries, the Company provides for gratuity, a defined benefit retirement plan (“Gratuity Plan”) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. In addition, employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan as required by the law. The contribution is made to the Foreign Government’s funds.

NOTE 13 – SECURITIES

As of September 30, 2023, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 63,706,939 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of September 30, 2023.

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

Pursuant to the December 18, 2014, Purchase Agreement with Apogee, we issued Apogee 1.2 million shares of IGC’s common stock valued at $888 thousand for the purchase of a 24.9% ownership interest in Midtown Partners & Co., LLC (MTP). During Fiscal 2018, after considering several factors, the Company concluded that it no longer had significant influence over MTP and maintained the same investment value of approximately $773 thousand. During Fiscal 2020, the Company created a provision for this investment. The Company initiated the litigation on February 8, 2021, against Apogee. During the three months ended September 2023, the court’s ruling on the motion for summary judgment, the parties participated in a mediation where they agreed in principle to a settlement as to all claims against each other. As per the summary judgement, Apogee returned 500 thousand of Company’s shares back and Company cancelled the shares. For more information, kindly refer to Item 1 – Legal Proceedings for more information.

 | September 30, 2023, Form 10-Q

On October 27, IGC Pharma, Inc. (the “Company”) entered into a Sales Agreement (the “Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $60 million (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). Prior to entering into the Sales Agreement with A.G.P./Alliance Global Partners, the Company terminated the Sales Agreement dated January 13, 2021, with The Benchmark Company.

NOTE 14 – STOCK-BASED COMPENSATION

As of September 30, 2023, 9 million restricted share units (RSUs), fair valued at $5.7 million with a weighted average value of $0.64 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4.7 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of both operational milestones and market conditions, assuming continued employment either as an employee or director with the Company. The performance-based RSUs are accounted upon certification by Management, confirming the probability of achievement of milestones. As of September 30, 2023, Management confirmed three of the milestones had been achieved, and the rest were considered probable to be achieved by March 31, 2028.

Additionally, options held by advisors and directors to purchase 150 thousand shares of common stock fair valued at $69 thousand with a weighted average of $0.46 per share have been granted but are to be exercised over a service period ending in Fiscal 2031. Options exercised before the service period are expensed when exercised.

The options are valued using a Black-Scholes Pricing Model and Market based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2024	Granted in Fiscal 2023
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	3.49%	2.64%
Expected volatility	280%	285%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, General, and Administrative expenses (including research and development). For the six months ended September 30, 2023, the Company’s share-based expense and option-based expense shown in Selling, General and Administrative expenses (including research and development) were $901 thousand and $6 thousand, respectively, and for the six months ended September 30, 2022, the Company’s share-based expense and option-based expense was $1.8 million and $17 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2023	4,429	1.01
Granted	4,300	0.26
Vested	(197)	0.30
Cancelled/forfeited	-	-
Non-vested shares as of September 30, 2023	8,532	0.65

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2023	150	1.39	0.30
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of September 30, 2023	150	1.39	0.30

 | September 30, 2023, Form 10-Q

There was a combined unrecognized expense of $2.7 million related to non-vested shares and share options that the Company expects to be recognized over the weighted average life of 5 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2023, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Certificates of Deposit are classified as Level 2 as they do not have regular market pricing, but their fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023, and March 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of September 30, 2023

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	939	-	-	939	939	-
Money Market Fund	1,828	-	-	1,828	1,828	-
Debt Funds	13	1	-	13	13	-
Mutual Fund	153	15	-	168	70	98
Level 2
Certificates of Deposit	176	-	-	176	176	-
Level 3	-	-	-	-	-	-
TOTAL	3,109	16		3,124	3,026	98

As of March 31, 2023

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	1,156	-	-	1,156	1,156	-
Money Market Fund	2,000	-	-	2,000	2,000	-
Debt Funds	40	-	-	40	40	-
Mutual Fund	152	2	-	154	-	154
Level 2
Certificates of Deposit	-	-	-	-	-	-
Level 3	-	-	-	-	-	-
TOTAL	3,348	2		3,350	3,196	154

 | September 30, 2023, Form 10-Q

NOTE 16 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group (CODM), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on our integration and Management strategies, we operate in two reportable segments, the (i) Infrastructure segment and (ii) Life Sciences segment.

The Company’s CODM is the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Therefore, and before our Life Sciences segment started, the Company determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments, the (a) Infrastructure segment and (b) Life Sciences segment. The Company does not include intercompany transfers between segments for Management reporting purposes.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)	The table below shows revenue reported by segment:

	(in thousands) Three months ended September 30, 2023 ($)	(in thousands) Three months ended September 30, 2022 ($)	(in thousands) Six months ended September 30, 2023 ($)	(in thousands) Six months ended September 30, 2022 ($)
Infrastructure segment	-	7	166	17

Life Sciences segment
Wellness and lifestyle	69	150	113	230
White labeling services	222	45	567	167
Total	291	202	846	414

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended September 30, 2023 ($)	Six months ended September 30, 2023 ($)

Asia	India	-	166
America	U.S.	291	680
Total		291	846

		(in thousands)
Segments	Country	Three months ended September 30, 2022 ($)	Six months ended September 30, 2022 ($)

Asia	India	7	17
America	U.S.	195	397
Total		202	414

 | September 30, 2023, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile (U.S.) and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of September 30, 2023 ($)
Intangible assets, net	1,181	-	1,181
Property, plant, and equipment, net	3,855	4,092	7,947
Claims and advances	588	410	998
Operating lease asset	247	16	263
Total non-current assets	5,871	4,518	10,389

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2023 ($)
Intangible assets, net	1,170	-	1,170
Property, plant, and equipment, net	4,074	4,139	8,213
Claims and advances	585	418	1,003
Operating lease asset	298	28	326
Total non-current assets	6,127	4,585	10,712

NOTE 17 – SUBSEQUENT EVENTS

●

On October 8, 2023, the European Intellectual Property Office issued a patent (#3193862) to the Company titled “CANNABINOID COMPOSITION AND METHOD FOR TREATING PAIN”. The granted patent introduces a pioneering method for treating pain in humans. Utilizing a cream base infused with a unique blend of cannabinoids, including tetrahydrocannabinol (THC) and cannabidiol (CBD), alongside other compounds, this revolutionary cream or gel is designed for transdermal absorption. It interacts harmoniously with the peripheral nervous and immune systems, delivering effective pain relief without psychotropic or adverse side effects.

●

On October 27, IGC Pharma, Inc. (the “Company”) entered into a Sales Agreement (the “Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $60 million (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). Prior to entering into the Sales Agreement with A.G.P./Alliance Global Partners, the Company terminated the Sales Agreement dated January 13, 2021, with The Benchmark Company.

 | September 30, 2023, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and six months ended September 30, 2023, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on July 7, 2023 (the “2023 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

Overview

IGC Pharma is a clinical-stage pharmaceutical company developing novel therapies for Alzheimer’s disease and conditions related to the central nervous system. The company is pursuing five assets: IGC-AD1, TGR-63, LMP, IGC-1C, and IGC-M3, all of which target Alzheimer’s disease and are at various stages of development.

Our most clinically advanced investigational new drug for Alzheimer’s, IGC-AD1, has shown significant promise in preclinical studies. In Alzheimer’s cell lines, IGC-AD1 has demonstrated the potential to effectively suppress or ameliorate two key hallmarks of Alzheimer’s disease: plaques and tangles. In animal models, it has shown effectiveness in improving memory. Furthermore, in a Phase 1 multiple ascending dose (MAD) trial, it exhibited potential efficacy in reducing neuropsychiatric symptoms, including agitation, anxiety, and depression. IGC-AD1 is currently in a Phase 2B, multi-center, randomized, double-blind, placebo-controlled trial, specifically designed to address agitation in dementia from Alzheimer’s disease (clinicaltrials.gov, NCT05543681). This condition affects more than 10 million individuals in North America and Europe. The trial is being conducted at 10 sites in the US and Canada.

Our portfolio includes four other small molecule assets, each at distinct stages of development, all with a singular mission — to transform the landscape of Alzheimer's treatment. LMP targets neuroinflammation, Aβ plaques, and neurofibrillary tangles, TGR-63 targets Aβ plaque, where we seek to disrupt the progression of Alzheimer's disease. IGC-M3 targets the inhibition of Aβ plaque aggregation with the potential to create a profound impact on early-stage Alzheimer’s. IGC-1C targets tau and neurofibrillary tangles, IGC-1C represents a forward-thinking approach to Alzheimer's therapy.

Furthermore, IGC controls a total of 36 patent filings. IGC maintains a state-of-the-art manufacturing facility in Washington State, which is poised for potential use in a Phase 3 trial and commercialization of IGC-AD1. In Bogota, Colombia, we also operate an R&D laboratory and an internal Contract Research Organization (CRO) that provides clinical trial services. The Company is actively expanding its technological capabilities with a primary focus on Generative Artificial Intelligence (AI) to enhance various aspects of operations including clinical research and clinical trials. Our company is investing in and driving AI development with a strong focus on transforming our approach, gaining insights, and increasing cost efficiencies. Our AI initiatives are centered on informing clinical trials, developing a methodology for early detection of Alzheimer’s, and investigating the interaction of pharmaceuticals with cannabinoids.

Collectively, these core assets and initiatives underscore our commitment to advancing the field of pharmaceuticals, delivering groundbreaking treatments, and creating lasting value for our investors. We remain steadfast in our pursuit of excellence and our mission to improve the lives of those affected by Alzheimer’s and related conditions.

Our manufacturing facility is also utilized to produce women’s wellness products under the brand “Holief.” IGC Pharma is a Maryland corporation established in 2005 with a fiscal year ending on March 31, spanning a 52- or 53-week period. The company operates in two primary business segments: Life Sciences and Infrastructure.

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

 | September 30, 2023, Form 10-Q

Currently, IGC-AD1 is in a Phase 2B safety and efficacy clinical trial for agitation in dementia from Alzheimer’s (clinicaltrials.gov, NCT05543681). The progress we are making in the clinical trial, gives us confidence in the potential of IGC-AD1 as a potentially groundbreaking therapy, with the potential to treat Alzheimer’s and to manage devastating symptoms that separate families, increase admissions to nursing homes, and drive the cost of Alzheimer’s care, although there can be no assurance.

Although there can be no assurance, we believe that additional investment in clinical trials, research, and development (R&D), facilities, marketing, advertising, AI and acquisition of complementary products and businesses supporting our Life Sciences segment will be critical to the development and delivery of innovative products and positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through planned pre-clinical and clinical trials. Although there can be no assurance, we believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

While the bulk of our medium and longer-term focus is on clinical trials and getting IGC-AD1 into an FDA-approved drug, our shorter-term strategy is to use our resources to provide white-label services and market Holief™. We believe this may provide us with several profit opportunities, although there can be no assurance of such profit opportunities.

Over-the-Counter Products:

We have created a women’s wellness brand, Holief™, available through online channels that are compliant with relevant federal, state, and local laws and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over-the-counter (OTC) products aimed at treating menstrual cramps (dysmenorrhea) and premenstrual syndrome (PMS). The products are available online and through Amazon and other online channels. In addition, we sell our product formulations to other companies that market them under their brand. This is the white label part of the OTC business.

Contract Research Organization (CRO) and Clinical Trial Software:

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

On July 21, 2023, IGC Pharma and the University of Los Andes (Faculty of Engineering) signed a Master Cooperation Agreement, to conduct innovative research in AI applied to the pharmaceutical industry and to join efforts to create academic spaces that allow for generating research and development projects and innovation. This agreement will enable us to work closely with some of the brightest minds in the field and develop innovative projects. We are excited to collaborate with the University of Los Andes and are committed to advancing the frontiers of science and technology together. We believe this overlay of Artificial Intelligence (AI) will help us simulate trial scenarios, generate new insights to facilitate improved decision-making, efficiently design our Phase 3 trial, provide advanced data analysis, and ultimately enhance the effectiveness and efficiency of our clinical trials, although there can be no assurance thereof. Our AI initiatives are centered on enhancing clinical trials, developing a methodology for early detection of Alzheimer’s, and investigating the interaction of pharmaceuticals with cannabinoids. By leveraging AI technology, we aim to accelerate progress in Alzheimer’s drug development and revolutionize the way we approach treatment. We believe that our commitment to advancing the field of AI in medicine creates a strategic advantage in the industry, although there can be no assurance thereof.

 | September 30, 2023, Form 10-Q

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008. It includes (i) execution of construction contracts and (ii) rental of heavy construction equipment.

Company Highlights for the Quarter ended September 30, 2023

●	The Company has increased its revenue by 44% compared to the same period in 2022. During the three months ended September 30, 2023, the Company generated $291thousand in revenue.

●

On July 21, 2023, IGC Pharma and the University of Los Andes (Faculty of Engineering) signed a Master Cooperation Agreement to conduct innovative research in AI applied to the pharmaceutical industry and to join efforts to create academic spaces that allow for generating research and development projects and innovation.

●

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

Business Strategy

The Life Sciences business strategy includes:

1.

Subject to FDA approval, developing IGC-AD1 as a drug for treating agitation in dementia due to Alzheimer’s and investigating and developing TGR-63, LMP, IGC-1C and IGC -M3 for the potential treatment of Alzheimer’s disease.

2.	Marketing HoliefTM and formulations.

We believe developing a drug for both symptom and disease-modifying agents has less risk due to the need for expensive multi-year trials. However, there is considerable upside and significant value creation to the extent we obtain a first-in-class advantage, of which there can be no assurance. If we were to obtain a first-in-class advantage, such an advantage could result in significant growth if and when an approved drug such as IGC-AD1 launches.

We believe that additional investment in clinical trials, AI, research and development (R&D), facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. Although there can be no assurance, we believe these investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new products that can provide treatment options for multiple conditions, symptoms, and side effects.

 | September 30, 2023, Form 10-Q

Results of Operations for the Three Months Ended

September 30, 2023, and September 30, 2022

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2023, and September 30, 2022:

Statement of Operations (in thousands, unaudited)

	Three months ended September 30,
	2023 ($)	2022 ($)	Change ($)	Percent Change
Revenue	291	202	89	44%
Cost of revenue	(117)	(67)	(50)	75%
Gross profit	174	135	39	29%
Selling, General and Administrative expenses	(1,397)	(1,855)	458	(25)%
Research and development expenses	(1,268)	(768)	(500)	65%
Operating loss	(2,491)	(2,488)	(3)	-%
Other income, net	40	46	(6)	(13)%
Loss before income taxes	(2,451)	(2,442)	(9)	-%
Income tax expense/benefit	-	-	-	-
Net loss	(2,451)	(2,442)	(9)	-%

Revenue – During the three months ended September 30, 2023, the Company generated approximately $291 thousand in revenue, representing an increase of approximately $89 thousand, or 44%, compared to the approximately $202 thousand recorded during the three months ended September 30, 2022. The primary source of revenue in both quarters was from the Life Sciences segment, encompassing the sales of our formulations as white-labeled manufactured products and sales of branded holistic women’s health care products, among others. The Infrastructure segment revenue was nil and approximately $7 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively.

Cost of revenue – Cost of revenue amounted to approximately $117 thousand for the three months ended September 30, 2023, compared to $67 thousand in the three months ended September 30, 2022, this represents gross margins of 60% to 67%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

Selling, General and Administrative expenses (“SG&A”) – SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended September 30, 2023, SG&A expenses decreased by approximately $458 thousand or 25% to approximately $1.4 million, from approximately $1.9 million recorded for the three months ended September 30, 2022. The decrease in SG&A expenses is attributed to a decrease in operational and corporate expenses.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $500 thousand or 65% to $1.3 million during the three months ended September 30, 2023, from approximately $768 thousand for the three months ended September 30, 2022. The increase is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. Although there can be no assurance, we anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2B trial on Alzheimer’s expand.

Other income, net – Other net income decreased by approximately $6 thousand or 13% during the three months ended September 30, 2023. The total other income for the three months ended September 30, 2023, and 2022, is approximately $40 thousand and $46 thousand, respectively. The component of other income typically includes interest and rental income, dividend income, profits from the sale of assets, unrealized gains from non-debt investments, net income, and income from the sale of scraps. These sources contribute to the overall other income generated by the Company.

 | September 30, 2023, Form 10-Q

Results of Operations for the Six Months Ended September 30, 2023, and September 30, 2022

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended September 30, 2023, and September 30, 2022:

Statement of Operations (in thousands, unaudited)

	Six months ended September 30,
	2023 ($)	2022 ($)	Change ($)	Percent Change
Revenue	846	414	432	104%
Cost of revenue	(417)	(137)	(280)	204%
Gross profit	429	277	152	55%
Selling, General and Administrative expenses	(3,044)	(3,405)	361	(11)%
Research and development expenses	(2,015)	(2,162)	147	(7)%
Operating loss	(4,630)	(5,290)	660	(12)%
Other income, net	104	63	41	65%
Loss before income taxes	(4,526)	(5,227)	701	(13)%
Income tax expense/benefit	-	-	-	-
Net loss	(4,526)	(5,227)	701	(13)%

Revenue – Revenue was approximately $846 thousand and $414 thousand for the six months ended September 30, 2023, and September 30, 2022, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic women’s health care products, among others. The Infrastructure segment revenue was approximately $166 thousand and $17 thousand for the six months ended September 30, 2023, and September 30, 2022, respectively. The increase in revenue derived from the Infrastructure segment relates to the completion of a construction contract. The Company remains committed to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment.

Cost of revenue – Cost of revenue amounted to approximately $417 thousand for the six months ended September 30, 2023, compared to $137 thousand in the six months ended September 30, 2022, this represents gross margins of 51% and 67%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. The decrease in gross margin is reflective of a change in the mix of revenue between Infrastructure and Life Science. Typically, the gross margin in the Life Sciences business, while higher than in the infrastructure, will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products.

Selling, General and Administrative expenses – SG&A expenses were approximately $3 million and $3.4 million for the six months ended September 30, 2023, and September 30, 2022, respectively. The decrease of $361 thousand is attributed to a decrease in operational and corporate expenses. SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation, and write-offs relating to doubtful accounts, and advance, if any.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $147 thousand or 7% to $2 million during the six months ended September 30, 2023, from approximately $2.1 million during the six months ended September 30, 2022. The decrease is primarily attributable to the reduction of non-cash expenses due to achievement of performance-based milestone.

Other income, net – Other net income increased by approximately $41 thousand or 65% during the six months ended September 30, 2023. As a result, the total other income for the six months ended September 30, 2023, and 2022 is approximately $104 thousand and $63 thousand, respectively. The increase in other income for the six months ended September 30, 2023, is attributable to profit from the sale of assets. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales.

 | September 30, 2023, Form 10-Q

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations, or other long-term liabilities except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies,” and Note 11, “Loans and Other Liabilities,” in Item 1 of this report for further information on Company commitments and contractual obligations.

On June 30, 2023, the Company signed the Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, CO., LTD. pursuant to which the Company may borrow up to $12 million. Additionally, the Company sold 10 million shares of common stock for $3 million pursuant to an SPA with Bradbury Asset Management and three unrelated investors. These measures have been taken to address ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Moreover, the Company plans to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful.

The Credit Agreement matures on June 30, 2024, with an option to renew. Borrowings under the Credit Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit (as defined in the Credit Agreement), as the case may be, plus an applicable margin of 1%, and the Company shall bear the tax. Interest is due and payable in full by the Company on the last business day of each interest period. As of September 30, 2023, the entire amount of $12 million remains unused.

On October 27, IGC Pharma, Inc. (the “Company”) entered into a Sales Agreement (the “Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $60 million (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). Prior to entering into the Sales Agreement with A.G.P./Alliance Global Partners, the Company terminated the Sales Agreement dated January 13, 2021, with The Benchmark Company.

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

	(in thousands, unaudited)
	As of September 30, 2023 ($)	As of March 31, 2023 ($)	Change	Percent Change
Cash and cash equivalents	3,026	3,196	(170)	(5)%
Working capital	4,011	4,568	(557)	(12)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $170 thousand to $3 million in the six months ended September 30, 2023, from $3.2 million as of March 31, 2023, a decrease of approximately 5%.

 | September 30, 2023, Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)
	Six months ended September 30,			Percent
	2023	2022	Change	Change
Cash used in operating activities	(3,086)	(3,882)	796	(21)%
Cash provided by investing activities	67	24	43	179%
Cash provided by financing activities	2,858	101	2,757	2,730
Effects of exchange rate changes on cash and cash equivalents	(9)	(80)	71	89%
Net decrease in cash and cash equivalents	(170)	(3,837)	3,667	(96)%
Cash and cash equivalents at the beginning of period	3,196	10,460	(7,264)	(69)%
Cash and cash equivalents at the end of the period	3,026	6,623	(3,597)	(54)%

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2023, was approximately $3.1 million. It consists of a net loss of approximately $4.5 million, a positive impact on cash due to non-cash expenses of approximately $1.1 million, and a positive change in operating assets and liabilities of approximately $272 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $313 thousand, stock-based expenses of approximately $907 thousand, and an approximately $52 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a positive impact of approximately $272 thousand on cash, of which approximately $30 thousand is due to a decrease in accounts receivables, approximately $19 thousand increase in accounts payable, approximately $185 thousand increase in accrued and other liabilities and approximately $98 thousand increase in other net current assets and liabilities.

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

Investing Activities

Net cash provided by investing activities for the six months ended September 30, 2023, was approximately $67 thousand, which comprised of expenses of approximately $48 thousand for the acquisition filing expenses related to intellectual property, approximately $13 thousand for the net purchase of property, plant, and equipment and approximately $128 thousand of investment in marketable securities.

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

Financing Activities

Net cash provided by financing activities was approximately $2.8 million for the six months ended September 30, 2023, which is comprised of net proceeds from issuance of equity stock of approximately $2.8 million and re-payment of the loan of approximately $2 thousand.

Net cash provided by financing activities from the issuance of equity stock through our 2021 ATM offering, net of all expenses related to the issuance of stock, was approximately $101 thousand and re-payment of the loan of approximately $2 thousand for the six months ended September 30, 2022.

 | September 30, 2023, Form 10-Q

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or that engages in leasing, hedging, or research and development services with us.

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements that may apply to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2023 Form 10-K.

 | September 30, 2023, Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 3 does not apply to us because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Management, including our Chief Executive Officer (our principal executive officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our Management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods specified in SEC rules and forms and that such information was accumulated and communicated to our Management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | September 30, 2023, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of September 30, 2023, the Company and one of its officers are parties to the following litigation matter:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (Apogee) and John R. Clarke (Clarke) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (Mukunda) (the Apogee Litigation). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners & Co., LLC (Midtown). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint/counterclaim. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s cross-claim against the Company for an alleged breach of the purchase agreement; and Clarke’s claim against the Company for an alleged breach of an alleged promise to issue him shares of the Company. On June 24, 2022, Apogee and Clarke filed a second amended complaint/counterclaim asserting the same claims. On February 21, 2023, IGC and Mukunda filed a motion for summary judgment seeking judgment on both IGC’s underlying Complaint against Apogee and Apogee’s and Clarke’s claims against Apogee and Mukunda. On April 19, 2023, Apogee and Clarke filed a response to the motion. Both Apogee and Clarke withdrew their claims against Mukunda at that time. The Company filed its reply in support of summary judgment on May 16, 2023. On July 20, 2023, the court granted the motion for summary judgment in substantial part, ruling (a) that Apogee breached the parties’ purchase agreement, (b) that Clarke’s claims were barred by the applicable statute of limitations, (c) that Apogee breached a contract related to a loan made by IGC to Apogee in 2015 and that IGC is entitled to damages and interest as a result; and (d) that all claims against Mukunda are dismissed. As a result of the settlement, the court dismissed the case in its entirety on October 6, 2023.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

As previously disclosed, on June 30, 2023, the Company entered into an SPA with Bradbury Asset Management and three unrelated investors, resulting in approximately $3 million in gross proceeds. The completion of the private placement was subject to customary closing conditions, including approval by the NYSE. The shares were issued on September 25, 2023.

Under the terms of the private placement, IGC issued 10 million shares of unregistered common stock at a price of $0.30 per share. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

 | September 30, 2023, Form 10-Q

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

 | September 30, 2023, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: November 9, 2023	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

 | September 30, 2023, Form 10-Q