Form 10-Q
period 2023-12-31
IGC Pharma, Inc.
filed 2024-02-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2023

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

63,734,439 shares of our common stock were outstanding as of February 12, 2024.

 | December 31, 2023, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

 | December 31, 2023, Form 10-Q

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on July 7, 2023, this Form 10-Q for the fiscal quarter ended December 31, 2023 and other documents that we subsequently file with the SEC that update, supplement or supersede such information, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | December 31, 2023, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2023 ($)	March 31, 2023 ($)
ASSETS
Current assets:
Cash and cash equivalents	1,378	3,196
Accounts receivable, net	92	107
Short term investments	-	154
Inventory	1,925	2,651
Deposits and advances	188	358
Total current assets	3,583	6,466

Non-current assets:
Intangible assets, net	1,182	1,170
Property, plant, and equipment, net	5,268	8,213
Claims and advances	999	1,003
Operating lease asset	227	326
Total non-current assets	7,676	10,712
Total assets	11,259	17,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	648	530
Accrued liabilities and others	1,288	1,368
Total current liabilities	1,936	1,898

Non-current liabilities:
Long-term loans	138	141
Other liabilities	17	21
Operating lease liability	115	207
Total non-current liabilities	270	369
Total liabilities	2,206	2,267

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of December 31, 2023, and March 31, 2023.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 63,734,439 and 53,077,436 shares issued and outstanding as of December 31, 2023, and March 31, 2023, respectively.	123,258	118,965
Accumulated other comprehensive loss	(3,425)	(3,389)
Accumulated deficit	(110,780)	(100,665)
Total stockholders’ equity	9,053	14,911
Total liabilities and stockholders’ equity	11,259	17,178

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
	($)	($)	($)	($)

Revenue	204	332	1,050	745
Cost of revenue	(71)	(230)	(488)	(366)
Gross profit	133	102	562	379
Selling, General and Administrative expenses	(2,228)	(1,574)	(5,272)	(4,943)
Research and development expenses	(903)	(806)	(2,918)	(2,968)
Operating loss	(2,998)	(2,278)	(7,628)	(7,532)
Impairment Loss on PPE	(2,623)	-	(2,623)	-
Other income, net	32	29	136	56
Loss before income taxes	(5,589)	(2,249)	(10,115)	(7,476)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(5,589)	(2,249)	(10,115)	(7,476)
Foreign currency translation adjustments	18	(61)	(36)	(462)
Comprehensive loss	(5,571)	(2,310)	(10,151)	(7,938)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	(0.04)	(0.18)	(0.14)
Weighted-average number of shares used in computing net loss per share amounts:	63,725,084	53,063,473	57,039,035	52,412,830

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended December 31, 2022	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of September 30, 2022	53,058	117,899	(94,386)	(3,369)	20,144
Common stock-based compensation & expenses, net	19	483	-	-	483
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(2,249)	-	(2,249)
Foreign currency translation adjustments	-	-	-	(61)	(61)
Balances as of December 31, 2022	53,077	118,382	(96,635)	(3,430)	18,317

Three months ended December 31, 2023
Balances as of September 30, 2023	63,707	122,732	(105,191)	(3,443)	14,098
Common stock-based compensation & expenses, net	27	526	-	-	526
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(5,589)	-	(5,589)
Foreign currency translation adjustments	-	-	-	18	18
Balances as of December 31, 2023	63,734	123,258	(110,780)	(3,425)	9,053

Nine months ended December 31, 2022	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation & expenses, net	1,815	2,260	-	-	2,260
Issuance of common stock through offering (net of expenses)	208	103	-	-	103
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(7,476)	-	(7,476)
Foreign currency translation adjustments	-	-	-	(462)	(462)
Balances as of December 31, 2022	53,077	118,382	(96,635)	(3,430)	18,317

Nine months ended December 31, 2023
Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	1,157	1,433	-	-	1,433
Issuance of common stock through offering (net of expenses)	10,000	2,860	-	-	2,860
Cancellation/forfeiture of shares	(500)	-	-	-	-
Net loss	-	-	(10,115)	-	(10,115)
Foreign currency translation adjustments	-	-	-	(36)	(36)
Balances as of December 31, 2023	63,734	123,258	(110,780)	(3,425)	9,053

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2023, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months Ended December 31,
	2023 ($)	2022 ($)
Cash flows from operating activities:
Net loss	(10,115)	(7,476)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	473	504
Common stock-based compensation and expenses, net	1,433	2,260
Impairment of assets	3,358	-
Other non-cash items	(42)	39

Changes in:
Accounts receivables, net	14	(127)
Inventory	(8)	(200)
Deposits and advances	169	656
Claims and advances	4	(91)
Accounts payable	117	(516)
Accrued and other liabilities	(83)	(572)
Operating lease asset	99	93
Operating lease liability	(92)	(100)
Net cash used in operating activities	(4,673)	(5,530)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(123)	(305)
Sale of property, plant, and equipment	42	544
Investment in short term investments	154	(88)
Acquisition and filing cost of patents and rights	(67)	(144)
Net cash provided by investing activities	6	7

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,860	103
Repayment of long-term loan	(3)	(2)
Net cash provided by financing activities	2,857	101

Effects of exchange rate changes on cash and cash equivalents	(8)	(93)
Net decrease in cash and cash equivalents	(1,818)	(5,515)
Cash and cash equivalents at the beginning of the period	3,196	10,460
Cash and cash equivalents at the end of the period	1,378	4,945

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	1,433	2,260

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | December 31, 2023, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2023

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

Our most clinically advanced investigational new drug for Alzheimer’s, IGC-AD1, has shown significant promise in preclinical studies. In Alzheimer’s cell lines, IGC-AD1 has demonstrated the potential to effectively suppress or ameliorate two key hallmarks of Alzheimer’s disease: plaques and tangles. In animal models, it has shown effectiveness in improving memory. Furthermore, in a Phase 1 multiple ascending dose (“MAD”) trial, it exhibited potential efficacy in reducing neuropsychiatric symptoms, including agitation, anxiety, and depression. IGC-AD1 is currently in a Phase 2B, multi-center, randomized, double-blind, placebo-controlled trial, specifically designed to address agitation in dementia from Alzheimer’s disease (clinicaltrials.gov, NCT05543681). Alzheimer’s impacts more than 15 million individuals in North America and Europe. The Company has 13 trial sites under contract in the US and Canada for its Phase 2B trial.

Our portfolio includes four other small molecule assets, each at distinct stages of development, all with a singular mission — to transform the landscape of Alzheimer’s treatment. LMP targets neuroinflammation, Aβ plaques, and neurofibrillary tangles, TGR-63 targets Aβ plaque, where we seek to disrupt the progression of Alzheimer’s disease. IGC-M3 targets the inhibition of Aβ plaque aggregation with the potential to create a profound impact on early-stage Alzheimer’s. IGC-1C targets tau and neurofibrillary tangles, IGC-1C represents a forward-thinking approach to Alzheimer’s therapy.

Furthermore, IGC controls a total of 21 patent filings. IGC maintains a state-of-the-art manufacturing facility in Washington State, which is poised for potential use in a Phase 3 trial and commercialization of IGC-AD1. In Bogota, Colombia, we also operate an R&D laboratory and an internal Contract Research Organization (“CRO”) that provides clinical trial services. We are actively expanding our technological capabilities with a primary focus on Generative Artificial Intelligence (“AI”) to enhance various aspects of clinical trial operations and data analysis. Our Company is investing in and pursuing AI development with an immediate focus on clinical trial processes, and analysis. Our AI initiatives are centered on informing clinical trials, developing a methodology for early detection of Alzheimer’s, and investigating the interaction of our molecules with cannabinoids.

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

 | December 31, 2023, Form 10-Q

Over-the-Counter Products: We have created a women’s wellness brand, Holief™, available through online channels that are compliant with relevant federal, state, and local laws and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over-the-counter (“OTC”) products aimed at treating menstrual cramps (“dysmenorrhea”) and premenstrual syndrome (“PMS”). The products are available online and through Amazon and other online channels. In addition, we white label our product formulations to other companies that market them under their brand.

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

The primary end point is agitation in dementia due to Alzheimer’s disease, as rated by the Cohen-Mansfield Agitation Inventory (“CMAI”) over a six-week period. The Phase 2 trial will also look at eleven exploratory objectives, including changes in anxiety, changes in cognitive processes such as attention, orientation, language, and visual spatial skills as well as memory, changes in depression, delusions, hallucinations, euphoria/elation, apathy, disinhibition, irritability, aberrant motor behavior, sleep disorder, appetite, quality of life, and caregiver burden. In addition, the trial will evaluate the impact of CYP450 polymorphisms and specifically CYP2C9 on each of the NPS and assess any reductions in psychotropic drugs, among others. CYP2C9 ranks amongst the most important drug metabolizing enzymes in humans, as it breaks down over 100 drugs, including nonsteroidal anti-inflammatory drugs. We seek to understand how various versions of the enzyme act on IGC-AD1. Each participant will receive two doses of IGC-AD1 (“b.i.d.”) or two doses of placebo per day for six weeks.

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008. It includes (i) execution of construction contracts and (ii) rental of heavy construction equipment.

Business Organization

As of December 31, 2023, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, HH Processors, LLC (formerly Holi Hemp LLC), IGC Pharma LLC, SAN Holdings LLC, Sunday Seltzer LLC, Hamsa Biopharma India Pvt. Ltd., Colombia-based beneficially-owned subsidiary IGC Pharma SAS (formerly Hamsa Biopharma Colombia SAS) and IGC Pharma IP LLC. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’s principal office is in Maryland. Additionally, the Company has offices in Washington state, Colombia, and India. The Company’s filings are available on www.sec.gov. IGC Pharma, Inc. was incorporated in 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of December 31, 2023, and March 31, 2023, condensed consolidated statements of operations for the three months and nine months ended December 31, 2023, and 2022, and condensed consolidated statements of cash flows for the nine months ended December 31, 2023, and 2022, are unaudited. The consolidated balance sheet as of March 31, 2023, has been derived from audited financial statements, and the accompanying as of December 31, 2023 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

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

 | December 31, 2023, Form 10-Q

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

The Company estimates that its current cash and cash equivalents balance with working capital credit facility is sufficient to support operations beyond the twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $92 thousand of accounts receivable, net of provision for the doubtful debt of $12 thousand as of December 31, 2023, as compared to $107 thousand of accounts receivable, net of provision for the doubtful debt of $17 thousand as of March 31, 2023.

Loss per share

The computation of basic loss per share for the nine months ended December 31, 2023, excludes potentially dilutive securities of approximately 9 million shares, which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the nine months ended December 31, 2023, and 2022, used for the computation of basic earnings per share (“EPS”) is 57,039,035 and 52,412,830, respectively, as compared to 63,725,084 and 53,074,123 for the three months ended December 31, 2023, and 2022, respectively. Due to the loss incurred by the Company during the nine months ended December 31, 2023, and 2022, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

 | December 31, 2023, Form 10-Q

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the nine months ended December 31, 2023, there were no impactful breaches in cybersecurity.

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

Net sales disaggregated by significant products and services for the three months and nine months ended December 31, 2023, and 2022 are as follows:

	(in thousands) Three months ended December 31, 2023 ($)	(in thousands) Three months ended December 31, 2022 ($)	(in thousands) Nine months ended December 31, 2023 ($)	(in thousands) Nine months ended December 31, 2022 ($)
Infrastructure segment (1)	-	42	161	59

Life Sciences segment
Wellness and lifestyle (2)	47	105	165	334
White labeling services (3)	157	185	724	352
Total	204	332	1,050	745

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

Recently issued accounting pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial.

 | December 31, 2023, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of December 31, 2023 ($)	As of March 31, 2023 ($)
Raw materials	1,414	2,100
Work-in-Progress	-	18
Finished goods	511	533
Total	1,925	2,651

During the nine months ended December 31, 2023, and 2022, the Company wrote off approximately $746 thousand and $110 thousand of inventory due to abnormal loss due to the product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General, and Administrative Expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of December 31, 2023, and March 31, 2023, our consolidated balance sheet reported approximately $397 thousand and $407 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2023 ($)	As of March 31, 2023 ($)
Advances to suppliers and consultants	48	72
Other receivables and deposits	16	24
Prepaid expenses and other current assets	124	262
Total	188	358

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $27 thousand of statutory advances as of December 31, 2023, and approximately $25 thousand as of March 31, 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of December 31, 2023 ($)	As of March 31, 2023 ($)
Amortized intangible assets
Patents	735	709
Other intangibles	34	34
Accumulated amortization	(162)	(107)
Total amortized intangible assets	607	636

Other intangible assets
Patents	575	534
Other intangibles	-	-
Total unamortized intangible assets	575	534
Total intangible assets	1,182	1,170

 | December 31, 2023, Form 10-Q

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing of patent applications. It also includes acquisition costs related to domains and licenses.

The intangible with finite life is up to 20 years are amortized on straight-line basis, commencing from the date of grant or acquisition. The amortization expense in the three months ended December 31, 2023, and 2022, amounted to approximately $19 thousand and $14 thousand, respectively, whereas the amortization expense in the nine months ended December 31, 2023, and 2022 amounted to approximately $55 thousand and $38 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of December 31, 2023, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2025	81
For the year ended 2026	89
For the year ended 2027	98
For the year ended 2028	108
For the year ended 2029	119

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of December 31, 2023 ($)	As of March 31, 2023 ($)
Land	N/A	1,442	4,100
Buildings and facilities	25	2,310	2,298
Plant and machinery	5-20	3,352	3,335
Computer equipment	3	158	138
Office equipment	3-5	139	84
Furniture and fixtures	5	93	92
Vehicles	5	101	102
Total gross value		7,595	10,149
Less: Accumulated depreciation		(2,327)	(1,936)
Total property, plant, and equipment, net		5,268	8,213

The depreciation expense in the three months ended December 31, 2023, and 2022 amounted to approximately $140 thousand and $158 thousand, respectively. The depreciation expense in the nine months ended December 31, 2023, and 2022 amounted to approximately $417 thousand and $466 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to the impairment of land by approximately $2.6 million. During the nine months ended December 2023, the Company sold a fully depreciated property in India for net proceeds of approximately $43 thousand and accounted the same in other income. During the quarter ended December 31, 2023, the Company considered multiple alternatives to generate revenue from the land situated in Nagpur, India, and did a preliminary evaluation of the Nagpur real estate market. As a result, the Company impaired the said land comprised in the infrastructure segment by approximately $2.6 million to $1.4 million from $4.1 million to bring it closer to the fair value. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – LEFT BLANK INTENTIONALLY

 | December 31, 2023, Form 10-Q

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of December 31, 2023 ($)	As of March 31, 2023 ($)
Claims receivable (1)	946	951
Non-current deposits	27	27
Non-current advances	26	25
Total	999	1,003

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings. It includes $166 thousand owed to the company by one of our manufacturers for the equipment purchase.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of December 31, 2023 ($)	As of March 31, 2023 ($)
Compensation and other contributions	745	619
Provision for expenses	209	258
Short-term lease liability	124	133
Other current liability	210	358
Total	1,288	1,368

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $41 thousand and $31 thousand as of December 31, 2023, and March 31, 2023, respectively, and approximately $3 thousand of short-term loans as of December 31, 2023, and March 31, 2023, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of December 31, 2023:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the nine months ended December 31, 2023, the interest expense and principal payment for the EIDL were approximately $4 thousand and $2 thousand, respectively. For the nine months ended December 31, 2022, the interest expense and principal payment for the EIDL were approximately $4.1 thousand and $2 thousand, respectively. As of December 31, 2023, approximately $138 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

 | December 31, 2023, Form 10-Q

On June 30, 2023, the Company entered into a Master Loan and Security Agreement with O-Bank, CO., LTD. (the “Credit Agreement”), pursuant to which the Company may borrow up to $12 million, which will be used to fulfill liquidity requirements and ensure the Company’s ability to sustain its operations. The Credit Agreement matures June 30, 2024, with an option to renew. Interest on borrowings will be calculated according to the interest rate stated in the Certificate of Deposit (as defined in the Credit Agreement), plus an applicable margin of 1%, and the Company will bear the tax. The Company must pay the interest in full on the last business day of each interest period. As of December 31, 2023, the Company has not yet used any of the $12 million available under the Credit Agreement.

Other Liability:

	(in thousands)
	As of
	December 31, 2023 ($)	March 31, 2023 ($)
Statutory reserve	17	21
Total	17	21

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2023, except as disclosed in the legal proceedings section below.

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

NOTE 13 – SECURITIES

As of December 31, 2023, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 63,734,439 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of December 31, 2023.

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

In November 2023, Apogee and the Company participated in a mediation and IGC paid Apogee $100,000 as part of a mutual release and settlement of all claims against each other. For more information, kindly refer to Item 1 – Legal Proceedings for more information.

 | December 31, 2023, Form 10-Q

On October 27, 2023, the Company entered into a Sales Agreement (the “Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal shares of its common stock having an aggregate offering price of up to $60 million (“Shares”), subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). Prior to entering into the Sales Agreement with A.G.P./Alliance Global Partners, the Company terminated the Sales Agreement dated January 13, 2021, with The Benchmark Company.

NOTE 14 – STOCK-BASED COMPENSATION

As of December 31, 2023, 9 million restricted share units (“RSUs”), fair valued at $5.6 million with a weighted average value of $0.64 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4.7 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of both operational milestones and market conditions, assuming continued employment either as an employee or director with the Company. The performance-based RSUs are accounted upon certification by Management, confirming the probability of achievement of milestones. As of December 31, 2023, Management confirmed three of the milestones had been achieved, and the rest were considered probable to be achieved by March 31, 2028.

Additionally, options held by advisors and directors to purchase 150 thousand shares of common stock fair valued at $69 thousand with a weighted average of $0.46 per share have been granted but are to be exercised over a service period ending in Fiscal 2031. Options exercised before the service period are expensed when exercised.

The options are valued using a Black-Scholes Pricing Model and Market based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2024	Granted in Fiscal 2023
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	4.15%	2.64%
Expected volatility	262%	285%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, General, and Administrative expenses (including research and development). For the nine months ended December 31, 2023, the Company’s share-based expense and option-based expense shown in Selling, General and Administrative expenses (including research and development) were $1.4 million and $9 thousand, respectively, and for the nine months ended December 31, 2022, the Company’s share-based expense and option-based expense was $2.2 million and $23 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2023	4,429	1.01
Granted	4,300	0.26
Vested	(197)	0.30
Cancelled/forfeited	-	-
Non-vested shares as of December 31, 2023	8,532	0.65

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2023	150	1.39	0.30
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of December 31, 2023	150	1.39	0.30

 | December 31, 2023, Form 10-Q

There was a combined unrecognized expense of $2.1 million related to non-vested shares and share options that the Company expects to be recognized over the weighted average life of 5 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2023, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Certificates of Deposit are classified as Level 2 as they do not have regular market pricing, but their fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023, and March 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of December 31, 2023

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	676	-	-	676	676	-
Money Market Fund	432	-	-	432	432	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	71	-	-	71	71	-
Level 2
Certificates of Deposit	186	-	-	186	186	-
Level 3	-	-	-	-	-	-
TOTAL	1,378	-	-	1,378	1,378	-

As of March 31, 2023

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	1,156	-	-	1,156	1,156	-
Money Market Fund	2,000	-	-	2,000	2,000	-
Debt Funds	40	-	-	40	40	-
Mutual Fund	152	2	-	154	-	154
Level 2
Certificates of Deposit	-	-	-	-	-	-
Level 3	-	-	-	-	-	-
TOTAL	3,348	2	-	3,350	3,196	154

 | December 31, 2023, Form 10-Q

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)	The table below shows revenue reported by segment:

	(in thousands) Three months ended December 31, 2023 ($)	(in thousands) Three months ended December 31, 2022 ($)	(in thousands) Nine months ended December 31, 2023 ($)	(in thousands) Nine months ended December 31, 2022 ($)
Infrastructure segment	-	42	161	59

Life Sciences segment
Wellness and lifestyle	47	105	165	334
White labeling services	157	185	724	352
Total	204	332	1,050	745

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended December 31, 2023 ($)	Nine months ended December 31, 2023 ($)

Asia	India	-	161
America	U.S.	204	889
Total		204	1,050

		(in thousands)
Segments	Country	Three months ended December 31, 2022 ($)	Nine months ended December 31, 2022 ($)

Asia	India	42	59
America	U.S.	290	673
	Colombia	-	13
Total		332	745

 | December 31, 2023, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile (U.S.) and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of December 31, 2023 ($)
Intangible assets, net	1,182	-	1,182
Property, plant, and equipment, net	3,749	1,519	5,268
Claims and advances	588	411	999
Operating lease asset	220	7	227
Total non-current assets	5,739	1,937	7,676

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2023 ($)
Intangible assets, net	1,170	-	1,170
Property, plant, and equipment, net	4,074	4,139	8,213
Claims and advances	585	418	1,003
Operating lease asset	298	28	326
Total non-current assets	6,127	4,585	10,712

NOTE 17 – LEFT BLANK INTENTIONALLY

 | December 31, 2023, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and nine months ended December 31, 2023, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on July 7, 2023 (the “2023 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

Overview

IGC Pharma is a clinical-stage pharmaceutical company developing novel therapies for Alzheimer’s disease and conditions related to the central nervous system. The company is pursuing five assets: IGC-AD1, TGR-63, LMP, IGC-1C, and IGC-M3, all of which target Alzheimer’s disease and are at various stages of development.

Our most clinically advanced investigational new drug for Alzheimer’s, IGC-AD1, has shown significant promise in preclinical studies. In Alzheimer’s cell lines, IGC-AD1 has demonstrated the potential to effectively suppress or ameliorate two key hallmarks of Alzheimer’s disease: plaques and tangles. In animal models, it has shown effectiveness in improving memory. Furthermore, in a Phase 1 multiple ascending dose (MAD) trial, it exhibited potential efficacy in reducing neuropsychiatric symptoms, including agitation, anxiety, and depression. IGC-AD1 is currently in a Phase 2B, multi-center, randomized, double-blind, placebo-controlled trial, specifically designed to address agitation in dementia from Alzheimer’s disease (clinicaltrials.gov, NCT05543681). Alzheimer’s affects more than 15 million individuals in North America and Europe. The Phase 2 trial is being conducted at 13 sites in the US and Canada.

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

Furthermore, IGC controls a total of 21 patent filings. IGC maintains a state-of-the-art manufacturing facility in Washington State, which is poised for potential use in a Phase 3 trial and commercialization of IGC-AD1. In Bogota, Colombia, we also operate an R&D laboratory and an internal Contract Research Organization (“CRO”) that provides clinical trial services. The Company is actively expanding its technological capabilities with a primary focus on Generative Artificial Intelligence (“AI”) to enhance various aspects of operations, including clinical research and clinical trials. Our company is investing in and driving AI development with a strong focus on transforming our approach, gaining insights, and increasing cost efficiencies. Our AI initiatives are centered on informing clinical trials, developing a methodology for early detection of Alzheimer’s, and investigating the interaction of pharmaceuticals with cannabinoids.

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

 | December 31, 2023, Form 10-Q

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

Although there can be no assurance, we believe that additional investment in clinical trials, research, and development (“R&D”), facilities, marketing, advertising, AI and acquisition of complementary products and businesses supporting our Life Sciences segment will be critical to the development and delivery of innovative products and positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through planned pre-clinical and clinical trials. Although there can be no assurance, we believe this strategy has the potential to improve existing products and lead to the creation of new products, which, based on scientific study and research, may offer positive results for the management of certain conditions, symptoms, and side effects.

While the bulk of our medium and longer-term focus is on clinical trials and getting IGC-AD1 into an FDA-approved drug, our shorter-term strategy is to use our resources to provide white-label services and market Holief™. We believe this may provide us with several profit opportunities, although there can be no assurance of such profit opportunities.

Over-the-Counter Products:

We have created a women’s wellness brand, Holief™, available through online channels that are compliant with relevant federal, state, and local laws and regulations. Holief™ is an all-natural, non-GMO, vegan, line of over-the-counter (“OTC”) products aimed at treating menstrual cramps (“dysmenorrhea”) and premenstrual syndrome (“PMS”). The products are available online and through Amazon and other online channels. In addition, we sell our product formulations to other companies that market them under their brand. This is the white label part of the OTC business.

Contract Research Organization (CRO) and Clinical Trial Software:

The IGC-Pharma Electronic Data Capture system (“IGC-EDC”) is a secure and user-friendly data management software designed to collect clinical trial data in electronic format. The software incorporates rigorous security measures that help IGC to protect data and ensure compliance with regulatory requirements and industry standards. This format is designed for our clinical trials, especially our Phase 2 trial. The EDC system is designed to store and organize handwritten source documents, including medical history, concomitant medications, laboratory results, neuropsychiatric scales scores, adverse events, vital signs, safety calls, demographics, among others. The system allows users to generate data reports that will be used for data analysis and generate computational models to simulate the effects of our investigational drug IGC-AD1 on participants’ outcomes. At IGC Pharma, we recognize the significance of operational excellence and cost management in clinical trials. One major cost driver in conducting trials is the expense associated with engaging CROs. These costs can significantly impact on the overall budget of a trial. To address this challenge and optimize trial costs, we have established an internal CRO, including proprietary software that we believe sets us apart from the traditional approach of outsourcing. We believe this strategic move will enable us to reduce the costs associated with clinical trials compared to relying on external CROs, although there can be no assurance.

On July 21, 2023, IGC Pharma and the University of Los Andes (“Faculty of Engineering”) signed a Master Cooperation Agreement, to conduct innovative research in AI applied to the pharmaceutical industry and to join efforts to create academic spaces that allow for generating research and development projects and innovation. This agreement will enable us to work closely with some of the brightest minds in the field and develop innovative projects. We are excited to collaborate with the University of Los Andes and are committed to advancing the frontiers of science and technology together. We believe this overlay of AI will help us simulate trial scenarios, generate new insights to facilitate improved decision-making, efficiently design our Phase 3 trial, provide advanced data analysis, and ultimately enhance the effectiveness and efficiency of our clinical trials, although there can be no assurance thereof. Our AI initiatives are centered on enhancing clinical trials, developing a methodology for early detection of Alzheimer’s, and investigating the interaction of pharmaceuticals with cannabinoids. By leveraging AI technology, we aim to accelerate progress in Alzheimer’s drug development and revolutionize the way we approach treatment. We believe that our commitment to advancing the field of AI in medicine creates a strategic advantage in the industry, although there can be no assurance thereof.

 | December 31, 2023, Form 10-Q

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008. It includes (i) execution of construction contracts and (ii) rental of heavy construction equipment.

Company Highlights for the Quarter ended December 31, 2023

●

On October 25, 2023, Divisional Direction of Patents, Mexico, issued a Granting Office Action (GOA) to the Company titled “METHOD AND COMPOSITION FOR TREATING CNS DISORDER”, for the treatment of Alzheimer’s disease.

●

On October 18, 2023, the European Patent Office (“EPO”) issued a patent (#3193862) to the Company titled “CANNABINOID COMPOSITION AND METHOD FOR TREATING PAIN”. The patent introduces a method for treating pain in humans. Utilizing a cream base infused with a unique blend of cannabinoids, including THC and CBD, alongside other compounds, this revolutionary cream or gel is designed for transdermal absorption. It interacts harmoniously with the peripheral nervous and immune systems, delivering effective pain relief without psychotropic or adverse side effects..

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

We believe that additional investment in clinical trials, AI, R&D, facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. Although there can be no assurance, we believe these investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new products that can provide treatment options for multiple conditions, symptoms, and side effects.

 | December 31, 2023, Form 10-Q

Results of Operations for the Three Months Ended

December 31, 2023, and December 31, 2022

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended December 31, 2023, and December 31, 2022:

Statement of Operations (in thousands, unaudited)

	Three months ended December 31,
	2023 ($)	2022 ($)	Change ($)	Percent Change
Revenue	204	332	(128)	(38)%
Cost of revenue	(71)	(230)	159	(69)%
Gross profit	133	102	31	30%
Selling, General and Administrative expenses	(2,228)	(1,574)	(654)	42%
Research and development expenses	(903)	(806)	(97)	12%
Operating loss	(2,998)	(2,278)	(720)	32%
Impairment	(2,623)	-	(2,623)	-
Other income, net	32	29	3	10%
Loss before income taxes	(5,589)	(2,249)	(3,340)	149%
Income tax expense/benefit	-	-	-	-
Net loss	(5,589)	(2,249)	(3,340)	149%

Revenue – During the three months ended December 31, 2023, the Company generated approximately $204 thousand in revenue, representing a decrease of approximately $128 thousand, or 38%, compared to the approximately $332 thousand recorded during the three months ended December 31, 2022. The primary source of revenue in both quarters was from the Life Sciences segment, encompassing the sales of our formulations as white-labeled manufactured products and sales of branded holistic women’s health care products, among others.

Cost of revenue – Cost of revenue amounted to approximately $71 thousand for the three months ended December 31, 2023, compared to $230 thousand in the three months ended December 31, 2022, this represents gross margins of 65% and 31%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Sciences business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

Selling, General and Administrative expenses (“SG&A”) – SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended December 31, 2023, SG&A expenses increased by approximately $654 thousand or 42% to approximately $2.2 million, from approximately $1.5 million recorded for the three months ended December 31, 2022. The increase in SG&A expenses is primarily attributed to an increase in the one-time non-cash expenses.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $97 thousand or 12% to $903 thousand during the three months ended December 31, 2023, from approximately $806 thousand for the three months ended December 31, 2022. The increase is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. Although there can be no assurance, we anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2B trial on Alzheimer’s expand.

Impairment Loss – During the three months ended December 31, 2023, the Company impaired the land situated in Nagpur, India, by approximately $2.6 million to $1.4 million from $4.1 million to bring it closer to the fair value.

Other income, net – Other net income increased by approximately $3 thousand or 10% during the three months ended December 31, 2023. The total other income for the three months ended December 30, 2023, and 2022, is approximately $32 thousand and $29 thousand, respectively. The component of other income typically includes interest and rental income, dividend income, profits from the sale of assets, unrealized gains from non-debt investments, net income, and income from the sale of scraps. These sources contribute to the overall other income generated by the Company.

 | December 31, 2023, Form 10-Q

Results of Operations for the Nine Months Ended December 30, 2023, and December 30, 2022

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the nine months ended December 31, 2023, and December 31, 2022:

Statement of Operations (in thousands, unaudited)

	Nine months ended December 31,
	2023 ($)	2022 ($)	Change ($)	Percent Change
Revenue	1,050	745	305	41%
Cost of revenue	(488)	(366)	(122)	33%
Gross profit	562	379	183	48%
Selling, General and Administrative expenses	(5,272)	(4,943)	(329)	7%
Research and development expenses	(2,918)	(2,968)	50	(2)%
Operating loss	(7,628)	(7,532)	(96)	1%
Impairment	(2,623)	-	(2,623)	-
Other income, net	136	56	80	143%
Loss before income taxes	(10,115)	(7,476)	(2,639)	35%
Income tax expense/benefit	-	-	-	-
Net loss	(10,115)	(7,476)	(2,639)	35%

Revenue – Revenue was approximately $1 million and $745 thousand for the nine months ended December 31, 2023, and December 31, 2022, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic women’s health care products, among others. The Infrastructure segment revenue was approximately $161 thousand and $59 thousand for the nine months ended December 31, 2023, and December 31, 2022, respectively. The increase in revenue derived from the Company’s commitment to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment.

Cost of revenue – Cost of revenue amounted to approximately $488 thousand for the nine months ended December 31, 2023, compared to $366 thousand in the nine months ended December 31, 2022, this represents gross margins of 54% and 51%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

Selling, General and Administrative expenses – SG&A expenses were approximately $5.3 million and $5 million for the nine months ended December 31, 2023, and December 31, 2022, respectively. The increase of $329 thousand is primarily attributed to one-time non-cash expenses. SG&A expenses consist primarily of employee-related expenses, sales commission, professional fees, legal fees, marketing, other corporate expenses, allocated general overhead and provisions, depreciation, and write-offs relating to doubtful accounts, and advance, if any.

Research and Development expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $50 thousand or 2% to $2.9 million during the nine months ended December 31, 2023, from approximately $2.9. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2B trial on Alzheimer’s expand.

Impairment Loss – During the nine months ended December 31, 2023, the Company impaired the land situated in Nagpur, India, by approximately $2.6 million to $1.5 million from $4.1 million to bring it closer to the fair value.

Other income, net – Other net income increased by approximately $80 thousand or 143% during the nine months ended December 31, 2023. As a result, the total other income for the nine months ended December 31, 2023, and 2022 is approximately $136 thousand and $56 thousand, respectively. The increase in other income for the nine months ended December 31, 2023, is attributable to profit from the sale of assets. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales.

 | December 31, 2023, Form 10-Q

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

On October 27, 2023, the Company entered into a Sales Agreement (the “Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $60 million (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). Prior to entering into the Sales Agreement with A.G.P./Alliance Global Partners, the Company terminated the Sales Agreement dated January 13, 2021, with The Benchmark Company.

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

	(in thousands, unaudited)
	As of December 31, 2023 ($)	As of March 31, 2023 ($)	Change	Percent Change
Cash and cash equivalents	1,378	3,196	(1,818)	(57)%
Working capital	1,647	4,568	(2,921)	(64)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $1.8 million to $1.4 million in the nine months ended December 31, 2023, from $3.2 million as of March 31, 2023, a decrease of approximately 57%.

 | December 31, 2023, Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)
	Nine months ended December 31,			Percent
	2023	2022	Change	Change
Cash used in operating activities	(4,673)	(5,530)	857	(15)%
Cash provided by investing activities	6	7	(1)	(11)%
Cash provided by financing activities	2,857	101	2,756	2,731%
Effects of exchange rate changes on cash and cash equivalents	(8)	(93)	85	(92)%
Net decrease in cash and cash equivalents	(1,818)	(5,515)	3,697	(67)%
Cash and cash equivalents at the beginning of period	3,196	10,460	(7,264)	(69)%
Cash and cash equivalents at the end of the period	1,378	4,945	(3,567)	(72)%

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2023, was approximately $4.6 million. It consists of a net loss of approximately $10.1 million, a positive impact on cash due to non-cash expenses of approximately $5.2 million, and a positive change in operating assets and liabilities of approximately $220 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $473 thousand, stock-based expenses of approximately $1.4 million, impairment loss of approximately $3.3 million and an approximately $42 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a positive impact of approximately $220 thousand on cash, of which approximately $169 thousand is due to a decrease in deposits and advances, approximately $117 thousand increase in accounts payable, approximately $83 thousand decrease in accrued and other liabilities and approximately $20 thousand increase in other net current assets and liabilities.

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

Investing Activities

Net cash provided by investing activities for the nine months ended December 31, 2023, was approximately $6 thousand, which comprised of expenses of approximately $67 thousand for the acquisition filing expenses related to intellectual property, approximately $81 thousand for the net purchase of property, plant, and equipment and approximately $154 thousand of investment in marketable securities.

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

Financing Activities

Net cash provided by financing activities was approximately $2.9 million for the nine months ended December 31, 2023, which is comprised of net proceeds from issuance of equity stock of approximately $2.8 million and re-payment of the loan of approximately $3 thousand.

Net cash provided by financing activities from the issuance of equity stock through our ATM offering, net of all expenses related to the issuance of stock, was approximately $101 thousand for the nine months ended December 31, 2022.

 | December 31, 2023, Form 10-Q

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (‘FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements that may apply to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2023 Form 10-K.

 | December 31, 2023, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | December 31, 2023, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of December 31, 2023, we were not party to any material legal proceedings.

During the fiscal quarter ended December 31, 2023 the following material litigation was settled:

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on July 7, 2023, except as set forth below. The risk factor set forth below supplements, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

We are making investments in AI initiatives, including generative AI, to, among other things, recommend relevant unconnected content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

 | December 31, 2023, Form 10-Q

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. We may not always be able to anticipate how to respond to these frameworks, given they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

As such, it is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.

Potential Risks Associated with Disposal of Non-Core Assets

Investing in our company may be subject to risks related to the disposal of our non-core assets.  The Company owns land in Nagpur with a book value of approximately $4.1 million and other assets in Cochin, India and Vancouver, Washington totaling about $ 2 million that are not core to our pharmaceutical business focus. While our decision to dispose of these non-core assets is aimed at monetizing non-core assets, streamlining operations, and optimizing resource allocation, the process carries certain risks that may negatively impact our financial performance. The sale of these assets could result in a potential financial loss that is approximately the difference between the book value reflected on the balance sheet and the sale price.

Market conditions, negotiation challenges, and external factors beyond our control could result in realizing a sale price significantly lower than the book value reflected on the balance sheet. The carrying costs of maintaining these non-core assets until their sale, incurs holding costs, including property taxes, and maintenance expenses, and these costs could also negatively impact our financial performance. Additionally, the disposal process may involve temporary disruptions to certain infrastructure operations. However, we are actively managing the disposal process to mitigate these risks and maximize shareholder value.

Investors should be aware of the potential risks associated with this process and its potential impact on our financial performance before investing in our company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

 | December 31, 2023, Form 10-Q

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

3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.1	Sales Agreement dated October 27, 2023, by and between IGC Pharma, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2023).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

 | December 31, 2023, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: February 14, 2024	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

 | December 31, 2023, Form 10-Q