Form 10-K
period 2024-03-31
IGC Pharma, Inc.
filed 2024-06-24
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended March 31, 2024.

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

☐ Yes ☑ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $20,882,737. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

75,636,419 shares of our common stock were outstanding as of June 18, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None

IGC PHARMA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2024

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

This Annual Report on Form 10-K and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of federal securities laws. Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements. In this report and the documents incorporated by reference, we discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by law, we assume no obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●	the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating and capital expenses;
●	our ability to successfully deploy our artificial intelligence initiatives;
●	our disposal of non-core Company assets;
●	our ability to successfully register trademarks and patents, create and market new products and services, and achieve customer acceptance in the industries we serve;
●	current and future economic and political conditions, including in Hong Kong, North America, Colombia, Europe, and India;
●	our ability to accurately predict the future demand for our products and services;
●	our ability to successfully market our products in countries and states where our products are legal;
●	our ability to maintain a stock listing on a national securities exchange;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	our ability to timely complete regulatory filings;
●

our ability to obtain the U.S. Food and Drug Administration (“FDA”) approval for an Investigational New Drug Application (“INDA”) and to successfully run medical trials, including a Phase 2 trial for IGC-AD1;

●	our reliance on third parties to conduct clinical trials and for the manufacture of IGC-AD1 for clinical and non-clinical studies and clinical trials;
●	our financial performance;
●	the outcome of medical trials that are conducted on our Investigational Drug Candidates and products;
●	our ability to fund the costs of clinical trials and other related expenses;
●	our ability to maintain our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	competition and general acceptance of alternative, pharmaceutical, and nutraceutical therapies;
●	our ability to effectively compete and our dependence on market acceptance of our brands and products within and outside the United States;
●	federal and state legislation and administrative policy regulating our formulations;
●	our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical-grade formulations;
●	our ability to obtain and protect patents for the use of our formulations;
●	our ability to obtain and install equipment for processing and manufacturing our products;
●	our ability to successfully navigate disruptions of information technology systems or data security breaches that could adversely affect our business;
●	our ability to successfully implement our artificial intelligence initiatives;
●	our disposal of non-core assets; and
●	our ability to successfully implement our strategy.

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

ITEM 1. BUSINESS

Overview

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by offering faster-acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so much faster than traditional medications. While existing anti-psychotics can take a long 6 to 12 weeks to show effects, IGC-AD1 has the potential to act within two weeks. This significantly faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation.

IGC Pharma is on a mission to transform Alzheimer’s treatment. We are building a robust pipeline of five drug candidates, each targeting different aspects of the disease.

●

IGC-AD1: Our lead investigational drug tackles agitation, a major burden for patients and caregivers. By addressing neuroinflammation, it offers a faster-acting solution compared to traditional medications.

●	TGR-63: Through pre-clinical studies, TGR-63 has demonstrated its potential to disrupt the progression of Alzheimer’s by targeting Aβ plaques, a key disease hallmark.

●	IGC-1C: At the preclinical stage, IGC-1C represents a potential breakthrough by targeting tau protein and neurofibrillary tangles, aiming to modify the disease course.

●	IGC-M3: Also in preclinical development, IGC-M3 focuses on early intervention by inhibiting Aβ plaque formation, potentially slowing cognitive decline.

●	LMP: In preclinical development, LMP is designed to target multiple hallmarks of Alzheimer’s disease, including Aβ plaques and neurofibrillary tangles for a comprehensive therapeutic effect.

We are also harnessing the power of Artificial Intelligence (“AI”) to develop early detection models, optimize clinical trials, and explore new applications for our drugs. Additionally, our 28 patent filings, including for IGC-AD1, demonstrates our commitment to innovation and protecting our intellectual property.

IGC is a Maryland corporation established in 2005 with a fiscal year ending on March 31, spanning a 52- or 53-week period. IGC has two business segments: Life Sciences Segment and Infrastructure Segment. Please refer to Note 1, “Nature of Operations” and Item 8 of this Annual Report on Form 10-K, for further information on business segments.

Our Business Strategy

The business strategy includes:

●	Subject to FDA approval and clinical trials, developing IGC-AD1 as a drug for treating agitation in dementia due to Alzheimer’s.
●	Subject to FDA approval, developing IGC-AD1 as a drug for treating Alzheimer’s disease.
●	Developing TGR-63 for the potential treatment of Alzheimer’s disease.
●	Driving revenue from in-house OTC brands and formulations.

Core business competencies and advantages

Our core competencies include:

●

a network of doctors, scientists with Ph.D. degrees, and intellectual property legal experts with a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection, and product formulation;

●	knowledge of various cannabinoid strains, their phytocannabinoid profile, extraction methodology, and impact on various pathways;
●	knowledge of plant and cannabinoid-based combination therapies;
●	knowledge of research and development in the field;
●	approximately twenty-eight (28) patent applications out of which our portfolio includes twelve (12) granted patents. For more information, please refer to Item I, “Business” of Part I;
●

facilities and a team with experience in manufacturing, marketing, and selling products. These competencies have enabled us to make progress on our business goals, specifically completing the Phase 1 clinical trial of IGC-AD1, which has the potential to positively impact the lives of millions of patients suffering from the symptoms of Alzheimer’s disease, subject to FDA approval.

Background on Alzheimer’s Disease Pathology

Alzheimer’s disease (“AD”) pathology can be divided into two categories: familial or inherited AD and sporadic AD. The histopathology of early-onset familial AD and late-onset sporadic AD are indistinguishable. Both forms of AD are characterized by extracellular amyloid-β (“Aβ”) plaques and intracellular tau-containing neurofibrillary tangles (Gӧtz, et al., 2011). Simplistically, in normal brain functioning, a large protein called Amyloid Precursor Protein (“APP”) is cleaved into smaller fragments called Aβ proteins. In a normal brain, these are subsequently broken down further and cleared. However, in AD brains, these Aβ proteins are not broken down and cleared; they instead stick to one another and deposit as inter-neuronal sticky plaque—that is, they deposit as plaque between neurons. In the brain, within a neuron, tau (τ) is a key protein that holds together the transport scaffold. As an analogy, it is the brick-and-mortar of the highway over which nutrients are transported within a neuron. In an AD brain, tau breaks down due to a process called hyperphosphorylation and is unable to hold the transport highway. The breakdown results in neurofibrillary tangles (“NFTs”) and eventually leads to neuronal death.

The misfolded structure of Aβ proteins, along with NFTs, generates a characteristic tendency for their aggregation (Chiti & Dobson, 2006) around damaged or dead neurons and within cerebral vasculature in the brain. It manifests in memory loss followed by progressive dementia. It has long been believed that Aβ1–40 (Aβ40) and Aβ1–42 (Aβ42) aggregates are the constituents of the insoluble plaques that are characteristic of AD. This disease is also associated with neuroinflammation, excitotoxicity, and oxidative stress (Campbell & Gowran, 2007; Rich, et al., 1995). However, the continuous aggregation of Aβ proteins along with hyperphosphorylation of tau protein inside the cell, causing NFT formation, are generally accepted as the major etiological factors of the neuronal cell death associated with the progression of Alzheimer’s disease (Octave, 1995; Reitz, et al., 2011; Pillay, et al., 2004). The two hallmarks of Alzheimer’s are shown in Figure 1.

Figure 1: Hallmarks of Alzheimer’s

●         Extracellular Plaque: β-amyloid (Aβ)

●         Tau Neurofibrillary Tangles (NTFs).

Causes loss of neurons & critical neuronal connections.

Also linked to Alzheimer’s:

●         Metabolism disruption

●         Mitochondrial dysfunction

●         Neuroinflammation

Alzheimer’s affects not only cognition but also mood and behavior, changes which increase in intensity as the disease progresses. Approximately 6.5 million individuals in the U.S. live with Alzheimer’s, and a majority experience a medical syndrome called agitation in Alzheimer’s dementia. There are various symptoms associated with this medical syndrome or condition, such as screaming, pacing, biting, disrobing, excessive motor movements, physical aggression, and verbal aggression, among others. This medical condition makes it very difficult for caregivers to manage their loved ones and is associated with increased hospitalization and accelerated cognitive decline.

Agitation is a behavioral syndrome characterized by increased, often undirected, motor activity, restlessness, aggressiveness, and emotional distress. About 76% of AD patients suffer from agitation (Van der Mussele, et al., 2015). While there can be no guarantee, we expect the Phase 2 trial to take between 12 and 18 months to complete, barring a variety of unknown factors, such as a resurgence of COVID and the enforcement of lockdowns and travel restrictions.

Symptoms of AD depend on the stage of the disease: preclinical, mild, moderate, or severe. NPS like agitation, apathy, delusions, hallucinations, and sleep impairment are common accompaniments of dementia. Loss of functionality, including progressive difficulty in performing instrumental and basic activities of daily living, is also seen with disease progression (Tang et al., 2019). There is a spectrum of behavioral disorders that can affect patients with AD. These include agitation, anxiety, disturbance of the sleep cycle, depression, inappropriate sexual behavior, disinhibition, and irritability, among others (Lyketsos, et al., 2011). These behavioral disturbances not only affect the patient’s quality of life but also cause extreme emotional distress for the caregivers. These disturbances can become very difficult to manage, so most of the time, combinational therapy is used (Matsunaga, et al., 2015). This can cause secondary undesirable effects, such as excessive sleepiness, which diminishes the capability of the patient to be active and alert during the day; dizziness, which can increase the risk for falls (Allan, et al., 2005); worsening of cognitive function, which in turn worsens functionality (Paterniti S, et al., 2002); and even death due to cardiovascular complications (Qiu, et. Al., 2006).

Background on Agitation in Alzheimer’s dementia

We are currently developing IGC-AD1 for the treatment of agitation in Alzheimer’s dementia (“AAD”). There is only one FDA-approved pharmacological treatment for the indication of AAD.

The National Institute on Aging (“NIA”) at the National Institutes of Health (“NIH”) defines Alzheimer’s disease (“AD”) as an irreversible, progressive brain disorder that destroys memory and thinking skills. AD is a progressive neurodegenerative disorder that manifests initially as forgetfulness, advancing to severe cognitive impairment and memory loss. It is a common form of dementia and afflicts more than 6.5 million individuals in the United States, a number that is anticipated to increase to approximately 14 million by 2050. In addition to cognitive decline, individuals diagnosed with AD typically experience behavioral and psychological symptoms, including agitation and aggression. These symptoms are seen in a high percentage of AD sufferers, with agitation being reported in over 70% of patients. Agitation is characterized by emotional distress, aggressive behaviors, disruptive irritability, and disinhibition. Agitation in Alzheimer’s dementia has been associated with increased caregiver burden, decreased functioning, earlier nursing home placement, and death.

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

Patients with AD are currently treated with various medications, including antipsychotics, which have been considered the mainstay of treatment. These treatments, however, are limited by safety concerns. Typical antipsychotics prescribed for agitation, aggression, or insomnia are associated with functional decline in patients with AD, while studies indicate that atypical antipsychotics may be associated with increased rates of cerebrovascular events and death in patients with dementia.

Currently, there are limited options to help Alzheimer’s patients with agitation or relief the burden placed on their caregivers (Cheng, 2017).

Currently, IGC-AD1 is in a Phase 2 clinical trial, and on March 20, 2024, IGC announced the “Positive Interim Results for IGC-AD1 in Reducing Alzheimer’s agitation”. The interim data validates IGC-AD1’s potential as a transformative therapeutic option with a large market opportunity in Alzheimer’s disease management, although there can be no assurance.

IGC-AD1 as a Treatment for Agitation in Alzheimer’s Dementia

In 2023, the number of Americans living with Alzheimer’s was estimated at 6.7 million. AAD is associated with an accelerated cognitive decline, increased caregiver burden, increased hospitalization, and increased need for medication, all significantly diminishing the quality of life for patients. Current therapies carry black box warnings, indicative of serious adverse reactions that may lead to death or serious injury. IGC-AD1 is designed to target AAD’s underlying causes and address the unmet need for a safe and effective therapy.

As illustrated in Figure 2, neuroinflammation, neurotransmitter imbalance, and CB1 receptor dysfunctions are all associated with AAD (Yasuno et al., 2023; Manuel et al., 2014). In addition, upregulation of inflammasome-3 has been shown to lead to neuroinflammation, consequently leading to aggressive behavior (Yu et al., 2023). IGC-AD1’s formulation combines a CB1 receptor partial agonist with anti-neuroinflammatory properties that help balance neurotransmitter imbalance and an inflammasome inhibitor that targets the upregulation of inflammasome-3.

The 146-patient IGC-AD1 trial, for which these interim results are presented, continues to enroll in the U.S. and Canada. As the interim results are based on a small number of patients (n=26), there is no guarantee that the positive interim results will hold up as more patients are enrolled in the trial. Learn more and find information about recruitment centers at https://clinicaltrials.gov/study/NCT05543681.

Figure 2: Damaged and Healthy Neuron

IGC-AD1 Clinical Trial Data

To the best of our knowledge, the Company’s Phase 2 clinical trial of IGC-AD1 is the first human clinical trial using low doses of THC, in combination with another molecule, to treat symptoms of dementia in Alzheimer’s patients. THC is a naturally occurring cannabinoid produced by the cannabis plant. It is known for being a psychoactive substance that can impact mental processes in a positive or negative way, depending on the dosage. THC is biphasic, meaning that low and high doses of the substance may affect mental and physiological processes in substantially different ways. For example, in some patients, low doses may relieve a symptom, whereas high doses may amplify a symptom. IGC’s trial is based on low dosing and controlled trials on patients suffering from Alzheimer’s disease.

We conducted a double-blind, single-site, randomized, three-cohort, multiple-ascending dose (“MAD”) clinical trial (FDA IND Number: 146069, NCT04749563) using the investigational new drug (“IND”) IGC-AD1. In this trial, we looked at safety, tolerability, neuropsychiatric symptoms, and pharmacokinetics, among others. The trial concluded that all three dosing levels (once a day, twice a day, and twice a day) were safe, with no serious or life-threatening events or deaths reported.

On December 1, 2021, IGC submitted the Clinical/Statistical Report (“CSR”) to the FDA on its Phase 1 trial titled “A Phase I Randomized Placebo-Controlled MAD Study to Evaluate Safety and Tolerability of IGC-AD1 in Subjects with Dementia Due to Alzheimer’s Disease.” The already disclosed data is presented here for a better understanding of the safety profile of IGC-AD1. The data presented here is not exhaustive and represents a small portion of the data submitted to the FDA.

Phase 1 Primary Endpoint: Safety & Tolerability

Safety and tolerability (“S&T”) was assessed by recording both solicited and non-solicited Adverse Events (“AEs”). The solicited AEs, assessed daily, were somnolence, falls, dizziness, asthenia, suicidal ideation, hypertension, psychiatric symptoms, and paradoxical nausea. All AEs were graded as mild, moderate, severe, life-threatening, and serious (“SAE”). In the phase 1 trial, a) there were no SAEs, b) no life-threatening AEs, and c) no deaths.

Phase 1 Secondary Endpoints: Neuropsychiatric Inventory (“NPI”)

Neuropsychiatric Symptoms (“NPS”) such as agitation/aggression, depression, anxiety, elation/euphoria, apathy, disinhibition, irritability, delusions, hallucinations, aberrant motor behavior, sleep disorders, and appetite/eating disorders are prevalent in patients who have Alzheimer’s disease (Phan et al., 2019). NPS in Alzheimer’s is a significant burden on patients and caregivers, and at some point in the progression of Alzheimer’s disease, more than 97% of patients suffer from at least one symptom. The Neuropsychiatric Inventory (“NPI”) is a scale that measures the severity of each symptom and establishes both individual symptom scores as well as an overall NPI score. Separately, the NPI also scores caregiver distress (NPI-D). The NPI is used by about 50% of neurologists to assess and treat Alzheimer’s patients (Fernandez et al., 2010).

In the Phase 1 trial conducted on patients with Alzheimer’s disease, we measured changes in NPS as assessed by the NPI as well as caregiver distress as assessed by the NPI-D. In the Phase 1 trial (N=10), seven received the active medication, and at baseline, they had agitation scores between two and twelve. The three Cohorts shown in Table 1 received the medication once a day (“qd”), twice a day (“bid”) and three times a day (“tid”). We measured and analyzed the change in the mean NPI score for agitation between Day 1 and Day 10 and between Day 1 and Day 15 for all three cohorts.

●

As shown in the Table 1, our analysis shows Cohort 2 (bid) had the largest absolute change in the mean agitation score between Day one and Day ten (53% drop, p=.085) as well as between Day 1 and Day 15 (67% drop, p=.05).

Table 1: NPI (Agitation) analysis for each of the three cohorts

Domain	Cohort 1 (n=7) qd			Cohort 2 (n=6) bid			Cohort 3 (n=5) tid
NPI (Agitation)	Baseline	Day	Day	Baseline	Day	Day	Baseline	Day	Day
	Day 0	10	15	Day 0	10	15	Day 0	10	15
Mean Score	4.7	3.3	3	4.3	2.1	1.5	4.2	3.2	1.4
Mean Change	-	1.4	1.7	-	2.2	2.8	-	1	2.8
Mean Change%	-	37%	48%	-	53%	67%	-	23%	67%
p-values	-	0.058	0.045	-	0.085	0.05	-	0.29	0.045

According to the NPI, a reduction of 4 points or 30% in the score is considered clinically meaningful (Cummings et al., 1994). In addition, we used a paired 2-tailed t-test with 9 degrees of freedom to assess the statistical significance of the decrease in the overall NPI agitation domain. As seen in Table 1, the NPI score for Agitation in Cohort 2 at day 15 shows a reduction of 67% (p = .05). Based on this study the dosing of twice a day or bid was selected for the Phase 2 trial.

IGC-AD1 Phase 2 Clinical Trial Update

IGC Pharma launched a Phase 2 trial with a protocol titled “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-controlled, trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease” (clinicaltrials.gov, Identifier: CT05543681). The trial treatment duration is 6 weeks, with the intervention, IGC-AD1 or placebo, administered twice a day. The study is powered to include 146 Alzheimer’s patients; as a superiority trial with parallel groups, half of the participants will receive a placebo and the other half will receive IGC-AD1. The primary and secondary endpoints are the mean change in agitation scores from baseline, compared to placebo, as assessed by the Cohen-Mansfield Agitation Inventory ("CMAI") in Alzheimer’s patients after 6 weeks of treatment and the mean change in CMAI scores after 2 weeks of treatment, respectively. Agitation is rated at the trial site, at baseline, week 2, and week 6, by a trained practitioner using the CMAI, a scale designed and widely used to measure agitation in Alzheimer’s dementia (“AAD”) in clinical trials.

The IGC-AD1 Phase 2 is an ongoing clinical trial that continues to enroll. IGC-AD1 is an oral liquid formulation administered twice daily (“bid”) for six weeks with no placebo run-in and titration to full dose over two days. To date over 1,000 oral doses have been administered, with no dose-limiting adverse events observed, highlighting the safety profile of IGC-AD1. The Investigational product targets different pathways implicated in AAD including CB1 receptor dysfunction, neuroinflammation and neurotransmitter imbalance. The investigational drug contains THC, the principal psychoactive cannabinoid found in Cannabis, as one of two active pharmaceutical agents.

Pre-Specified Interim Results

An experienced third party conducted a protocol pre-specified interim analysis, mean changes from baseline were analyzed using a mixed-effects model for repeated measures (“MMRM”). Findings showed that patients taking IGC-AD1, on average, experienced a significant reduction in agitation scores compared to those on placebo, and the positive effects were observed as early as week two of the trial. Interim results will be discussed in the following sections.

IGC-AD1 Trial Interim Primary and Secondary Endpoints Results

The primary objective is to assess the efficacy of IGC-AD1 in AAD after six weeks of treatment using the CMAI scale. The secondary objective is to assess IGC-AD1 efficacy and early response in AAD using also the CMAI scale, after 2 weeks of treatment.

Based on the CMAI interim results shown in Table 2 below, IGC-AD1 demonstrated a clinical and statistically significant agitation reduction compared to placebo in patients with Alzheimer’s disease (“AD”), indicating strong therapeutic potential and meeting the primary endpoint. The CMAI least-squared (“LS”) mean difference at week 6 was -10.46 (95% CI: -20.53 to -0.40) with a Cohen’s d effect size of 0.79 (p= .042), indicating a large and significant IGC-AD1 effect over placebo. Cohen’s d is a standardized statistical effect size that describes the magnitude of the difference between two groups, taking into account the variability in outcomes.

Based on the interim results, the secondary endpoint was also met; the data demonstrates a clinically significant reduction, approaching statistical significance, in agitation in Alzheimer’s at week two compared to placebo. CMAI LS mean difference at week 2, assessing early response, was -12.19 with an ES of 0.79 (p= .071). The ES, similarly, to the primary endpoint, indicates a large magnitude of difference between the active and placebo groups.

Table 2 Interim CMAI Results for Week 2 and Week 6

	Week 2	Week 6 (EOT)
Scale	LS Mean Change (95% CI)	p value	Cohen's d	LS Mean Change (95% CI)	p value	Cohen's d
CMAI	-12.19 (-25.52, 1.14)	.071	0.79	-10.46 (-20.53, -0.4)	.042	0.79

Existing Treatments for Agitation in Alzheimer’s Dementia

In May 2023, the U.S. Food and Drug Administration ("FDA") approved the first medication for the treatment of AAD, Brexpiprazole, an atypical antipsychotic, with a boxed warning. This approval followed a significantly larger 12-week Phase 3 trial, which showed a CMAI LS mean difference from baseline at week 12, between active treatment and placebo of -5.32 with a Cohen's d effect size of 0.35, and a p-value of 0.003 (Lee et al., 2023).

Regulatory Environment for IGC-AD1

IGC-AD1 is currently made from federally legal hemp and not from federally illegal marijuana. In addition, IGC-AD1 contains the federally legal amount of THC as defined in the 2018 Farm bill. Therefore IGC-AD1 is federally legal based on the amount of THC in the formulation and the origin of the THC. The Company grew hemp under a license in the state of Arizona. Manufacturing IGC-AD1 from hemp is an extremely inefficient process requiring vast amounts of hemp to manufacture the investigational medication. The regulatory landscape appears to be changing in that the U.S. government is seeking to re-schedule THC from Schedule 1 to Schedule 3. The Company does not use marijuana to manufacture IGC-AD1, it uses hemp which is already legal. However, the re-scheduling could alleviate banking issues, as most large banks either don’t understand or don’t care to differentiate between legal hemp and illegal marijuana. A critical point to note is that moving THC from Schedule 1 to Schedule 3 does not make marijuana or THC, above the legal limit, federally legal. The Company has received permission from the regulators to conduct the IGC-AD1 Phase 2 trial in the U.S., Canada, and Colombia.

TGR-63 and Alzheimer’s disease

Researchers at the Jawaharlal Nehru Centre for Advanced Scientific Research (“JNCASR”), in India, conducted approximately 10 years of research on Naphthalene Monoimide (“NMI”) compounds and the activity of NMI compounds on neurotoxicity associated with Alzheimer’s Disease (AD).

In Alzheimer’s patients, neurotoxicity is linked to beta-amyloid (“Aβ”) plaques and Neuro Fibrillary Tangles (“NFT”). JNCASR’s research based on Alzheimer’s cell lines identified one lead NMI molecule, TGR-63, from a family of NMI molecules with the potential to reduce amyloid beta (Aβ) plaques. Further, they demonstrated that the molecule reduces cognitive decline in a transgenic mouse model of Alzheimer’s. Their results were published in Advanced Therapeutics under the title “Naphthalene Monoimide Derivative Ameliorates Amyloid Burden and Cognitive Decline in a Transgenic Mouse Model of Alzheimer’s Disease” on January 28, 2021.

Pursuant to the signed agreement dated March 28, 2022, IGC Pharma (through Hamsa Biopharma India Pvt. Ltd.) acquired exclusive intellectual property rights to the molecule, which it intends to pursue as a potential new drug candidate, subject to further study, research, and development. IGC Pharma is conducting human trials with IGC-AD1, which is currently being tested as a symptom-modifying agent in Alzheimer’s dementia. TGR-63, on the other hand, could act as a potential disease-modifying agent to expand the Company’s pursuit of a drug that can treat AD.

Figure 3 and Figure 4 show the destabilization of Aβ plaques and Aβ42 peptide with the help of TGR-63.

Computational Studies: A Plausible Mode of Action

Figure 3: In silico analysis demonstrated that TGR-63 molecular design enables it to interact with amyloid aggregates, disrupting various types of bonds. This destabilizes plaque’s structure, facilitating their breakdown.

(*Adv. Therap. 2021, 4 2000225).

Figure 4: TGR-63 also shows high affinity for the Aß42 peptide, compromising its tertiary structure and promoting the formation of globular non-toxic structures that can be metabolized.

(*Adv. Therap. 2021, 4 2000225).

Pre-clinical studies of TGR-63

TGR-63 is a patent pending molecule designed to disrupt the structure of the amyloid beta (“Aβ”) plaque, one of the key hallmarks of Alzheimer’s Disease (AD), associated with neuronal toxicity and cognitive decline. TGR-63 targets plaques by inhibiting the aggregation of Aβ42 peptides and destabilizing their tertiary structure.

Specifically, the pre-clinical research on the TGR-63 showed the following:

Impact on plaque levels: Studies in PC12 and SHSY5Y cell lines grown in an AD-like environment have showed TGR-63’s ability in decreasing Aβ plaque levels, leading to an increase in 26% neuron viability (neuronal rescue). TGR-63’s potential as a treatment for AD was further evaluated in a genetically modified mouse model mimicking Alzheimer’s amyloid pathology. In that assay, the group treated with TGR-63, compared to the vehicle-treated group, showed a 78% and 85% reduction in the cortical and hippocampal amyloid load, respectively, demonstrating its potential to alleviate amyloid burden. Figure 5 shows the reduction of the amyloid burden by TGR-63 in the APP/PS1 AD mouse model.

Figure 5: Reduction of the amyloid burden by TGR-63 in the APP/PS1 AD phenotypic mice model. A) Visualization of amyloid plaques in the half hemisphere: Confocal microscopy images of coronal section of WT, AD mice, and TGR-63 treated AD mice brain. B) Reduction of cortical and hippocampal amyloid burden by TGR-63 treatment: Higher magnification images of vehicle and TGR-63 treated mice (WT and AD) brain sections to visualize and compare the Aβ plaques deposition in the cortex and hippocampus areas. C, D) Quantification of Aβ plaques: The amount of Aβ plaques (%area) deposited in different regions (cortex and hippocampus) of vehicle and TGR63 treated mice (WT and AD) brain was analyzed. Data represent mean ± SEM, number of mice = 3 per group (*p < 0.05). Scale bar: 20 µm. (*Adv. Therap. 2021, 4 2000225).

Behavioral Impact: During the investigation, two groups of APP/PS1 mice undertook an Open-Field (“OF”) test, a behavioral assessment designed to measure aberrant behavior, stress and coping responses, and emotional state, among others, in rodent models. The mice in the APP/PS1 group that received TGR-63 treatment showed a 43% reduction in their overall movement within the test area (p<.0001), a 59% reduction in movement within the central zone of the test area (p<.01), and a 55% reduction in entries to the center zone compared to the untreated group (p<.05). These are shown in Figure 6. The results from these multiple tests indicate that TGR-63 treatment helped to improve in their anxious-like and aggressive-like behaviors compared to the group that did not receive the treatment, normalizing emotional and behavioral responses in the mouse model, reinforcing its potential as a promising treatment.

Figure 6 Behavioral Tests

Impact on memory: The cognitive impact of TGR-63 was assessed using two renowned behavioral tests, the Novel Object Recognition (“NOR”) Test and the Morris Water Maze (“MWM”), conducted on APP/PS1 genetically modified Alzheimer’s mice.

During the NOI Test, mice were familiarized with two identical objects, followed by exploration of both novel and familiar objects after 24 and 48 hours, to establish the discrimination index (DI). Alzheimer's disease (AD) mice displayed a significantly lower DI (-3, p<0.0001, 24h; -7, p<0.0001, 48h) compared to wild-type (WT) mice (+49, 24h; +43 48h), indicating impaired long-term memory formation, while AD mice treated with TGR-63 exhibited an improved DI (+50, p<0.0001; +38, p<0.001), indicative of healthy long term memory formation and successful memory retrieval.

In the MWM test, the time to reach a platform hidden in a pool for four training days showed a remarkable improvement for the TGR-63 treated AD model compared to the AD-vehicle group, indicating enhanced spatial memory, as demonstrated by a significant reduction (~60% reduction; p < 0.05) in the time required by the TGR-63 treated AD mice to locate the hidden platform, exhibiting a similar behavior to healthy mice. The results of the novel recognition test and the MWM are shown in Figures 7 and 8 respectively.

Figure 7: In the Novel Object Recognition test, mice treated with TGR-63 showed increased exploration of a new object over a familiar one, indicating enhanced learning capacity.

(*Adv. Therap. 2021, 4 2000225).

Figure 8: During the Morris Water Maze test, mice treated with TGR-63 exhibited improved spatial memory, with decreased latency in finding the target compared to the untreated group.

(*Adv. Therap. 2021, 4 2000225).

Contract Research Organization (CRO) and Clinical Trial Software

The IGC-Pharma Electronic Data Capture system (“IGC-EDC”) is a secure and user-friendly data management software designed to collect clinical trial data in electronic format. The software incorporates rigorous security measures that help IGC to protect data and ensure compliance with regulatory requirements and industry standards. This format is designed for our clinical trials, especially our Phase 2 trial. The EDC system is designed to store and organize handwritten source documents, including medical history, concomitant medications, laboratory results, neuropsychiatric scale scores, adverse events, vital signs, safety calls, and demographics, among others. The system allows users to generate data reports that will be used for data analysis and generate computational models to simulate the effects of our investigational drug IGC-AD1 on participants’ outcomes.

At IGC Pharma, we recognize the significance of operational excellence and cost management in clinical trials. One major cost driver in conducting trials is the expense associated with engaging CROs. These costs can significantly impact the overall budget of a trial. To address this challenge and optimize trial costs, we have established an internal CRO, including proprietary software, that we believe sets us apart from the traditional approach of outsourcing. We believe this strategic move should enable us to reduce the costs associated with clinical trials compared to relying on external CROs, although there can be no assurance. We have also begun working on overlaying machine learning technologies and Artificial Intelligence (“AI”) into the software framework for trial management with the expectation that this can lead to improved decision-making, contextual data entry, computational models, trial design (Phase 3), and data analysis, although there can be no assurance.

Intellectual Property

Our goal is to use our intellectual property (“IP”) to develop products that we can bring to market in one or more of the following channels:

1. Pharmaceutical products that are subject to FDA approvals. We currently have one Alzheimer’s symptom- modifying investigational drug candidate (IGC-AD1) in Phase 2 clinical trials under an INDA filed with the FDA and a potential Alzheimer’s disease modifying drug development candidate (TGR-63) in a pre-clinical stage.

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

Table 3 below provides the status of our patent filings:

Table 3 Patent Filings & Status

TARGET	DESCRIPTION	PATENT PENDING	GRANTED PATENTS
			US	FOREIGN
Alzheimer’s Disease (IGC-AD1)	Method & Composition for Treating CNS Disorders	14	-	1
Alzheimer’s Disease (IGC-AD1)	Method & Composition for Treating CNS Disorders	-	2	-
Alzheimer’s Disease (TGR-63)	Naphthalene Monoimide Derivatives with the ability to impact Aβ protein build-up	6	-	-
Alzheimer’s Disease (IGC-1C)	Naphthalene Monoimide Derivatives with the ability to impact Tau aggregation and neurofibrillary tangle formation	1	-	-
Alzheimer’s Disease (IGC-M3)	Naphthalene Monoimide Derivatives with the ability to impact Aβ plaque buildup and neurofibrillary tangle formation	1	-	-
Cancer (Naphthalene Diimdes)	Naphthalene diimide Derivatives with the ability to self-assemble molecular interactions for biological and nonbiological systems	-	1	1
Alzheimer’s Disease (IGC-LMP)	Composition, Synthesis, & Medical use of Hybrid Cannabinoid	1	-	-
Epilepsy	Composition & Method for Treating Seizures in humans & cats/dogs	2	2	-
Eating Disorders	Cannabis formulation with Cyproheptadine for treating Cachexia & Eating Disorders	1	1	-
Stuttering & Tourette Syndrome	Cannabinoid-Based formulation for Treating Stuttering & Symptoms of Tourette Syndrome	3	-	-
Pain	Cannabinoid-Based Formulation combined with Cobalamin and method for Pain Management	1	2	2
TOTAL		28	8	4

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

Products and Services in the Life Sciences segment

We believe developing a drug for either symptoms or as a disease-modifying agent has less risk due to the need for multi-year trials and FDA approval. However, there is a considerable upside and significant value creation to the extent we obtain a first-to-market advantage, of which there can be no assurance. If we were to obtain a first-to-market advantage, such an advantage could result in significant growth if and when an approved drug launches. Our formulation strategy includes expanding the line of products and formulations and developing online services that connect women with healthcare professionals who can help with PMS and dysmenorrhea. We believe that building an online community that brings women together can create brand equity, loyalty, generate revenue, and drive valuation.

We believe that additional investment in clinical trials, research and development (“R&D”), facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. These investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new hemp-based products that can provide treatment options for multiple conditions, symptoms, and side effects.

We market our in-house brands and the formulations for the products in accordance with applicable laws and regulations. Although there can be no assurance, we believe the brand and the formulations have significant potential in the growing natural products-based wellness and lifestyle market.

Products and Services in the Infrastructure segment

The Company’s infrastructure business has been operating since 2008, it includes: (i) Execution of Construction Contracts and (ii) Rental of Heavy Construction Equipment.

Markets and Distribution

Life Sciences segment

In Fiscal 2024, our Life Sciences segment is focused on the Phase 2 clinical trial for IGC-AD1 and building a pipeline of other assets. In addition, the Company sells over-the-counter products and formulations made in Vancouver, Washington facilities. Our Life Sciences revenue is less than 1% of the relevant global market, which implies a tremendous opportunity for growth. In Fiscal 2024, our sales and suppliers were concentrated, which represents some risk. Two customers accounted for over 10% of sales.

Infrastructure segment

In Fiscal 2024, our infrastructure business is focused on executing a project in the state of Kerala. Our infrastructure business revenue is less than 1% of the global revenue of the rental, construction, and commodities markets. One customer accounted for over 10% of sales.

Competition

Competition for the Company’s investigational medications, products and services:

1.

Life Sciences segment: We are aware of other companies working to develop therapeutics for the treatment of AAD, including Axsome Therapeutics, Inc., which is working to develop a combination of dextromethorphan and bupropion, and Otsuka and Lundbeck A/S, which recently received approval for Rexulti for this indication.

We face competition from well-funded pharmaceutical companies. Our wellness products and services compete with multiple well-established companies in the food and skincare industries. We also face competition from companies with experience in providing white labeling and tolling services.

2.	Infrastructure segment: The infrastructure industry in India is highly competitive, and our differentiation is based primarily on price and local and industry knowledge of construction requirements in the regions where we operate.

Licenses, Technology, and Cybersecurity

We have intellectual property attorneys that advise, counsel, and represent the Company regarding the filing of patents or provisional patent applications, copyright applications, and trademark applications; trade secret laws of general applicability; employee confidentiality and invention assignment. Most of our data, including our accounting data, is stored in the cloud, which helps us mitigate the overall risk of losing data. We have a cybersecurity policy in place and are in the process of implementing tighter cybersecurity measures to safeguard against hackers. The Company holds all rights to the patents that have been filed by us with the USPTO.

The table below summarizes the nature of the activity, the type of license required and held, and encumbrances in obtaining permits for each location where the Company operated through its subsidiaries in Fiscal 2024:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
U.S.	Life Sciences Products and General Management	General business License to grow hemp; Industrial Alcohol User Permit; Clinical Trials; Good Manufacturing Practices (GMP) certification. FDA approval to run a trial	General business licenses; Industrial Alcohol User Permit; FDA approval to run a trial.	None.
India	Infrastructure Contract, Rental of heavy equipment and land	General business license	Business registrations with tax authorities in various states in India	None.
Colombia	Life Sciences Products and General Management	General business license; Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits; Fondo Nacional De Estupefacientes (FNE) Permits.	General business license; Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits; Fondo Nacional De Estupefacientes (FNE) Permits.	None.
Canada	Clinical Trials	Permit from Health Canada to conduct a trial in Canada. Permit to import IGC-AD1 into Canada.	Permit to conduct a trial and to import IGC-AD1 into Canada.	None

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

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an Investigational New Drug (“IND”), which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended, or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials, to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of FDA premarket approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity of the product, or disease.

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

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented on or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of an investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical study plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval in order to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete a review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity (“NME”).

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

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two to six months, depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”). ETASU can include but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

Expedited Development:

Designations such as Breakthrough Therapy Designation (BTD) and Fast Track Designation can speed up the development process by allowing for more frequent communication with the FDA and potentially faster review timelines. This can translate to getting the drug to market quicker.

●

Breakthrough Therapy Designation (“BTD”): This designation is given by the FDA to drugs that have the potential to significantly improve treatment for serious or life-threatening conditions. It allows for more intensive interaction with the FDA during development and can expedite the review process.

●

Fast Track Designation: This designation is designed to facilitate the development and expedite the review of drugs that address unmet medical needs. It offers some advantages like more frequent meetings with the FDA and potential for rolling review (reviewing data as it becomes available).

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product, patient population, phase of the investigation, study sites, investigator, and other aspects of the clinical trial is made public as part of the registration. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date, and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant. The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active component that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity, during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application that includes the change. An ANDA or 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and thus, no ANDA or 505(b)(2) application may be filed before the expiration of the exclusivity period.

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

Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the U.S. (or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such drug). Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. If the FDA designates an orphan drug based on a finding of clinical superiority, the FDA must provide a written notification to the sponsor that states the basis for orphan designation, including “any plausible hypothesis” relied upon by the FDA. The FDA must also publish a summary of its clinical superiority findings upon granting orphan drug exclusivity based on clinical superiority. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Medicare Part D, Medicare’s outpatient prescription drug benefit, contains protections to ensure coverage and reimbursement for oral oncology products, and all Part D prescription drug plans are required to cover substantially all oral anti-cancer agents. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Sales of products such as IGC-AD1 or any other product candidates will, therefore, depend substantially on the extent to which the costs of our products will be paid by third-party payors. Achieving favorable coverage and reimbursement from the Centers for Medicare and Medicaid Services (“CMS”) and/or the Medicare Administrative Contractors is typically a significant gating issue for the successful introduction of a new product.

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

Environmental, Social, and Governance (ESG) Efforts. During Fiscal 2024, we distributed $154 thousand worth of hand sanitizers and other wellness products in an effort to expand the Company’s ESG programs.

Employees. As of March 31, 2024, we employed a team of approximately 67 full-time employees in our two segments. We also have contract workers and advisors in the U.S., India, Colombia, and Hong Kong.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.igcpharma.com when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

As of March 31, 2024, we had cash and cash equivalents of $1.2 million and working capital of approximately $1.4 million compared to cash and cash equivalents of $3.2 million and working capital of $4.6 million as of March 31, 2023, for continuing operations.

We have had a history of operating losses. For Fiscal 2024 and Fiscal 2023, we had a net loss of approximately $13 million and $11.5 million, respectively. Our revenue increased from Fiscal 2023 to Fiscal 2024. Our short-term focus is to gain market share for our Life Sciences segment. Accordingly, there can be no guarantee that our efforts will be successful. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable, and the market price of our common stock could decline. If we continue to have losses, we will be required to seek additional financing. No assurance can be given that we can raise any such financing, and such financing could be dilutive to our shareholders.

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

There are significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. We may not always be able to anticipate how to respond to these frameworks, given that they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

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

CBD, mentioned in the context of products, refers to hemp extracts naturally rich in cannabinoids like CBD but with 0.3% or less THC by dry weight. Despite having no direct involvement in selling marijuana, the Company is often incorrectly classified as a “cannabis company” or a “marijuana company,” with all the nuances that accompany that label, including being blacklisted by banks, investment banks, and until recently by the largest stock clearing services company. The near-monopoly nature of some of these institutions, especially clearing houses, makes it difficult for the Company to raise money, deposit share certificates, or even have investment banking relationships. As we cannot control how others perceive us, there can be no assurance that we will be able to raise enough capital for our planned expansion.

The Drug Enforcement Administration (“DEA”) interim final rule related to statutory amendments to the Controlled Substances Act made by the Agriculture Improvement Act of 2018 (“AIA”) regarding the scope of regulatory controls over marijuana, tetrahydrocannabinols, and other related constituents may have an adverse impact on our Company.

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

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management, which ultimately may not be successful.

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

Global Operations

We operate on a global scale and could be affected by currency fluctuations, capital and exchange controls, global economic conditions including inflation, expropriation, and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations, tax laws, and regulations, and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including but not limited to the current conflict between Russia and Ukraine, terrorist activity, unstable governments, and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

Some emerging market countries may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and growth rates in these markets may not be sustainable.

Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments), or other means of cost control.

We continue to monitor the global trade environment and potential trade conflicts and impediments that could impact our business. If trade restrictions or tariffs reduce global economic activity, potential impacts could include declining sales, increased costs, volatility in foreign exchange rates, a decline in the value of our financial assets and pension plan investments, required increases of our pension funding obligations, increased government cost control efforts, delays or failures in the performance of customers, suppliers and other third parties on whom we may depend for the performance of our business, and the risk that our allowance for doubtful accounts may not be adequate.

We may fail to expand our growing and manufacturing capability in time to meet market demand for our products and product candidates, and the FDA may refuse to accept our facilities or those of our contract manufacturers as being suitable for the production of our products and product candidates. Any problems in our growing or manufacturing process could have a material adverse effect on our business, results of operations, and financial condition.

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

Legal claims could be filed that may have a material adverse effect on our business, operating results, and financial condition. We may, in the future, face risks of litigation and liability claims. The extent of such exposure can be difficult or impossible to estimate, which can negatively impact our financial condition and results of operations.

Our operations are subject to numerous laws and regulations in the U.S., India, Colombia, and Hong Kong relating to the protection of the public and necessary disclosures regarding financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil and, in some cases, criminal sanctions. We may not have been, or may not be, or may be alleged to have not been or to not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements or allegations. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines judgments, settlements, or other financial obligations or penalties, which could negatively impact our financial condition and results of operations. See Item 3, Legal Proceedings of this report, for further information on the current status of legal proceedings, if any. There can also be no assurance that any insurance coverage we have will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that we are not covered by insurance, our management could spend significant time and resources addressing any such issues. The legal fees necessary to defend against multiple lawsuits can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

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

Many U.S. state laws conflict with the federal Controlled Substances Act. While we do not, and do not intend, to distribute or sell marijuana in the U.S., it is unclear whether regulatory authorities in the U.S. would object to the registration or public offering of securities in the U.S. by our Company to the status of our Company as a reporting company, or even to investors investing in our Company, if we engage in legal cannabinoids cultivation and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. In addition, the status of cannabinoids under the Controlled Substances Act may have an adverse effect on federal agency approval of pharmaceutical use of phytocannabinoid products. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets, test our therapies, or create products from the Life Sciences segment.

Our Company is inexperienced in conducting pre-clinical and clinical trials.

Our Company is inexperienced in conducting pre-clinical and clinical trials. Our attempt at demonstrating safety, efficacy, and ultimate useability may fail because of our lack of experience in designing, managing, and conducting clinical trials, resulting in unanticipated or adverse outcomes. Such outcomes may have an adverse effect on our stock price.

Clinical trials are expensive, time-consuming, and difficult to design and implement, and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, IGC-AD1 and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including but not limited to:

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

●	obtaining Institutional Review Board (“IRB”) approval at each site or Independent Ethics Committee (“IEC”) approval at sites outside the United States;

●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	having patients complete a trial or return for post-treatment follow-up;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”), for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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
●

serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates or other products containing the active ingredient in our product candidates;

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

●	the FDA or comparable foreign authorities may disagree regarding the formulation, labeling, and/or specifications of our product candidates;
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

In addition, the FDA or the applicable foreign regulatory agency may also approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have concentrated our research and development efforts on the treatment of Alzheimer’s Disease, which has seen limited success in drug development. Further, IGC-AD1 is based on a new approach to treating symptoms of Alzheimer’s Disease, which makes it difficult to predict the time and cost of development and subsequent obtaining of regulatory approval.

Efforts by biopharmaceutical and pharmaceutical companies in treating Alzheimer’s Disease have seen limited success in drug development, and there are no FDA-approved disease-modifying therapeutic options available for patients with Alzheimer’s Disease. We cannot be certain that our approach will lead to the development of approvable or marketable products. The only drugs approved by the FDA to treat Alzheimer’s Disease to date address the disease’s symptoms. Alzheimer’s Disease drug candidates have the highest failure rate of approximately 99.6%. As a result, the FDA has a limited set of products to rely on in evaluating IGC-AD1. This could result in a longer-than-expected regulatory review process, increased expected development costs, or the delay or prevention of commercialization of IGC-AD1 for the treatment of Alzheimer’s Disease.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depend on many factors, including:

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

●	competing clinical trials being conducted by other companies or institutions;
●	our ability to maintain patient consent; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval or, if approved, require them to be taken off the market, require them to include safety warnings, or otherwise limit their sales.

Serious adverse events or undesirable side effects caused by IGC-AD1 or any other product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
●	regulatory authorities may withdraw approvals of such products;
●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
●	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Our product candidates may be unable to achieve the expected market acceptance, consequently limiting our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by customers. We cannot assure you that our products will achieve the expected level of market acceptance and revenue. The market acceptance of any product depends on several factors, such as the price of the product, the effect of the product, the taste of the product, the reputation of the Company, competition, and marketing and distribution support.

The success and acceptance of a product in one state may not be replicated in other states or may be negatively affected by our activities in another state. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations, and financial condition.

The nature of our products, customer base, and sales channels cause us to lack visibility regarding future demand for our products, which makes it difficult for us to predict our revenues or operating results.

It is important to the success of our business that we have the ability to accurately predict the future demand for our products. However, several factors contribute to a lack of visibility with respect to future orders, including:

●	the lengthy and unpredictable sales cycle for our products that can extend from 6 to 24 months or longer;
●	the project-driven nature of our customers’ requirements;
●	the uncertainty of the extent and timing of market acceptance of our new products;
●	the requirement to obtain industry certifications or regulatory approval for some products; and
●	the diversity of our product lines and the geographic scope of our product distribution.

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

Some, but not all, of the factors that could affect our ability to achieve results are described in forward-looking statements. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of our manufacturing facilities, stored inventory, or laboratory facilities through fire, theft, natural disasters, or other causes, or loss of our botanical raw material due to pathogenic infection, waste, destruction, or other causes, could have an adverse effect on our ability to meet demand for our products or to continue product development activities and to conduct our business. Failure to supply our partners with commercial products may lead to adverse consequences.

Climate change concerns could disrupt our businesses, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties, and damage our reputation.

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

We have filed twenty-eight (28) patent applications with the USPTO and also in other different countries in the combination therapy space for the indications of pain, Alzheimer’s, medical refractory epilepsy, eating disorders, and Tourette syndrome as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although twelve patents have been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This, in turn, may have a material and adverse impact on the trading price of our common stock.

We may be unable to protect our intellectual property rights and/or intellectual property rights licensed to us and may be subject to intellectual property litigation and infringement claims by third parties.

We intend to protect our intellectual property through limited patents and our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees, and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S., and unauthorized parties may copy or otherwise obtain and use our products, processes, or technology. Additionally, there can be no assurance that others will not independently develop similar know-how and trade secrets. We are also dependent upon the owners of intellectual property rights licensed to us under various wholesale license agreements to protect and defend those rights against third party claims. If third parties take actions that affect our rights, the value of our intellectual property, similar proprietary rights or reputation, or the licensors who have granted us certain rights under wholesale license agreements, or we are unable to protect the intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

●	defend against infringement claims, which are expensive and time-consuming;
●	cease making, licensing, or using, either temporarily or permanently, products that incorporate the challenged intellectual property;
●	re-design, re-engineer, or re-brand our products or packaging; or
●	enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property.

In the event of claims by third parties for infringement of intellectual property rights, we license from third parties under wholesale license agreements, we could be liable for costs of defending allegations of infringement, and there are no assurances the licensors will either adequately defend the licensed intellectual property rights or that they would prevail in the related litigation. In that event, we would incur additional costs and may be deprived of generating royalties from these agreements.

We may face risks relating to health care privacy and security laws.

We may be subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by The Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the related final published omnibus rule. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information. These obligations would require the Company to adopt administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thereby complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Some of our lines of business will rely on third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, including cybersecurity attacks or failures in data collection, could expose us to liability claims, increased costs, reduced revenue, and harm our business and reputation.

Our lines of business and services, but especially our development of hemp-based cannabinoid combination therapies for products, and our long-term use and/or development of software to solve critical issues facing the pharmaceutical industry, rely on services hosted and controlled directly by our suppliers and distributors and their third-party service providers. We do not have redundancy for all our systems; many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. These facts could cause reputational harm, loss of customers, or loss of future business, thereby reducing our revenue.

Our suppliers and distributors and their third-party service providers hold customer data, some of which is hosted in third-party facilities. A security incident or cybersecurity attack at those facilities or ours may compromise the confidentiality, integrity, or availability of customer data. We have a cybersecurity policy in place; however, unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged, and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers, and harm our business.

Hardware or software failures or errors in our systems or those of our suppliers and distributors or their third-party service providers could result in data loss or corruption, cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by several factors, including access to the internet, the failure of our network or software systems, or security breaches. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports in near real time because of several factors, including failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed, we could lose customers, or we could be found liable for damages or incur other losses.

All our data is stored on the cloud on multiple servers, which helps us mitigate the overall risk of losing data. We are in the process of implementing tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances would incur further costs.

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

We face risks associated with the manufacture of our products, which could adversely affect our business and financial results.

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

Potential Risks Associated with the Disposal of Non-Core Assets

Investing in our company may be subject to risks related to the disposal of our non-core assets. The Company owns land in Nagpur with a book value of approximately $720 thousand and other assets in Cochin, India, and Vancouver, Washington totaling about $500 thousand that are not core to our pharmaceutical business focus. While our decision to dispose of these non-core assets is aimed at monetizing non-core assets, streamlining operations, and optimizing resource allocation, the process carries certain risks that may negatively impact our financial performance. The sale of these assets could result in a potential financial loss, that is approximately the difference between the book value reflected on the balance sheet and the sale price.

Market conditions, negotiation challenges, and external factors beyond our control could result in realizing a sale price significantly lower than the book value reflected on the balance sheet. The carrying costs of maintaining these non-core assets until their sale incur holding costs, including property taxes and maintenance expenses, and these costs could also negatively impact our financial performance. Additionally, the disposal process may involve temporary disruptions to certain infrastructure operations. However, we are actively managing the disposal process to mitigate these risks and maximize shareholder value.

Investors should be aware of the potential risks associated with this process and its potential impact on our financial performance before investing in our company.

The Company is exposed to the risk of write-downs on the value of its inventory and other assets, in addition to purchase commitment cancellation risk.

The Company records a write-down for product and component inventories that become obsolete or exceed anticipated demand or for which cost exceeds net realizable value. The Company may also accrue necessary cancellation fee reserves for orders of excess products and components. The Company reviews long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its inventory, capital assets, inventory prepayments, and other assets and purchase commitments are currently recoverable, no assurance can be given that the Company will not incur write-downs, fees, impairments, and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

The Company orders components for its products and builds inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements, typically for periods of up to 150 days. Because the Company’s markets are volatile, competitive, and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products or not fully utilize firm purchase commitments.

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

We are subject to transitional and physical risks related to climate change. Transitional risks include, for example, a disorderly global transition away from fossil fuels that may result in increased energy prices; customer preference for low or no-carbon products; stakeholder pressure to decarbonize assets; or new legal or regulatory requirements that result in new or expanded carbon pricing, taxes, restrictions on greenhouse gas emissions, and increased greenhouse gas disclosure and transparency. These risks could increase operating costs, including the cost of our electricity and energy use or other compliance costs. Physical risks to our operations include water stress and drought, flooding and storm surge, wildfires, extreme temperatures, and storms, which could impact pharmaceutical production, increase costs, or disrupt the supply chains of medicines for patients. Our supply chain is likely subject to these same transitional and physical risks and would likely pass along any increased costs to us. We do not anticipate that these risks will have a material financial impact on the Company in the near term, although there can be no assurance.

Governmental authorities, non-governmental organizations, customers, investors, employees, and other stakeholders are increasingly sensitive to ESG matters, such as equitable access to medicines and vaccines, product quality and safety, diversity, equity and inclusion, environmental stewardship, support for local communities, value chain environmental and social due diligence, corporate governance, and transparency, and addressing human capital factors in our operations. This focus on ESG matters may lead to new expectations or requirements that could result in increased costs associated with the research, development, manufacture, or distribution of our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for companies to establish validated Net Zero targets or offer more sustainable products. While we strive to improve our ESG performance and meet our voluntary goals, if we do not meet, or are perceived not to meet, our goals or other stakeholder expectations in key ESG areas, we risk negative stakeholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, reduced demand for our products or other negative impacts on our business and operations. While we monitor a broad range of ESG matters, we cannot be certain that we will manage such matters successfully or that we will successfully meet the expectations of investors, employees, consumers, governments, and other stakeholders.

Risks Related to ownership of our common stock:

Future sales of common stock by us could cause our stock price to decline and dilute your ownership in our Company.

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value of $0.0001 per share. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for or that represent the right to receive common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur. If we raise funds by issuing additional securities in the future or stock options to purchase our common stock are exercised, the newly issued shares will also dilute your percentage ownership in our Company.

Our common stock price has fluctuated considerably and has recently reached our highest price levels, which may not be sustained.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. Our common stock has also been volatile, with our 52-week closing price range being at a low of $0.27 and a high of $0.46 per share. Future announcements concerning the introduction of new products, services, or technologies or changes in product pricing policies by us or our competitors, or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure you that the stock price will continue at these or any higher levels.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to further price volatility in our common stock.

Investors may purchase shares of our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional shares of common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in shares of our common stock that are not directly correlated to the performance or prospects of our Company, and once investors purchase the shares necessary to cover their short position, the price of our common stock may decline. We believe that the recent volatility in our common stock may be due, in part, to short squeezes that may be temporarily increasing the price of our common stock, which could result in a loss of some or all of your investment in our common stock.

Our management team will have broad discretion over the use of Company funds.

Our management will use their discretion to direct the use of Company funds. We intend to use the net proceeds from the sale of IGC shares in ATM offerings, sales proceeds, sale of capital assets, and other funds to fund working capital and capital expenditure requirements. It may also be used for clinical trials, share repurchases, debt repayments, and investments, including but not limited to mutual funds, treasury bonds, cryptocurrencies, and other asset classes. Management’s judgments may not result in positive returns on investor investment, and the investor will not have an opportunity to evaluate the economic, financial, or other information upon which the Management bases its decisions. The Company may invest the funds, pending their use, in a manner that does not produce income or that loses value. The failure of management to apply these funds effectively could result in financial losses, and these financial losses could have a material adverse effect on our business and cause the price of our common stock to decline.

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

Business Combinations

Under the Maryland General Corporation Law, some business combinations, including a merger, consolidation, share exchange, or, in some circumstances, an asset transfer or issuance or reclassification of equity securities, are prohibited for a period of time and require an extraordinary vote. These transactions include those between a Maryland corporation and the following persons (a Specified Person):

An interested stockholder who is defined as any person (other than a subsidiary) who beneficially owns 10% or more of the corporation’s voting stock or who is an affiliate or an associate of the corporation who, at any time within a two-year period prior to the transaction, was the beneficial owner of 10% or more of the voting power of the corporation’s voting stock; or an affiliate of an interested stockholder.

A person is not an interested stockholder if the board of directors approves in advance the transaction by which the person otherwise would have become an interested stockholder. The board of directors of a Maryland corporation also may exempt a person from these business combination restrictions prior to the time the person becomes a Specified Person and may provide that its exemption be subject to compliance with any terms and conditions determined by the board of directors. Transactions between a corporation and a Specified Person are prohibited for five years after the most recent date on which such stockholder becomes a Specified Person. After five years, any business combination must be recommended by the board of directors of the corporation and approved by at least 80% of the votes entitled to be cast by holders of voting stock of the corporation and two-thirds of the votes entitled to be cast by holders of shares other than voting stock held by the Specified Person with whom the business combination is to be effected, unless the corporation’s stockholders receive a minimum price as defined by Maryland law and other conditions under Maryland law are satisfied.

A Maryland corporation may elect not to be governed by these provisions by having its board of directors exempt various Specified Persons, by including a provision in its charter expressly electing not to be governed by the applicable provision of Maryland law, or by amending its existing charter with the approval of at least 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and two-thirds of the votes entitled to be cast by holders of shares other than those held by any Specified Person. Our Charter does not include any provision opting out of these business combination provisions.

Control Share Acquisitions

The Maryland General Corporation Law also prevents, subject to exceptions, an acquirer who acquires sufficient shares to exercise specified percentages of the voting power of a corporation from having any voting rights except to the extent approved by two-thirds of the votes entitled to be cast on the matter not including shares of stock owned by the acquiring person, any directors who are employees of the corporation and any officers of the corporation. These provisions are referred to as the control share acquisition statute.

The control share acquisition statute does not apply to shares acquired in a merger, consolidation, or share exchange if the corporation is a party to the transaction, or to acquisitions approved or exempted prior to the acquisition by a provision contained in the corporation’s charter or bylaws. Our Bylaws include a provision exempting us from the restrictions of the control share acquisition statute, but this provision could be amended or rescinded either before or after a person acquired control shares. As a result, the control share acquisition statute could discourage offers to acquire our common stock and could increase the difficulty of completing an offer.

Board of Directors

The Maryland General Corporation Law provides that a Maryland corporation which is subject to the Exchange Act and has at least three outside directors (who are not affiliated with an acquirer of the company) under certain circumstances may elect by resolution of the board of directors or by amendment of its charter or bylaws to be subject to statutory corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Under these provisions, a board of directors may divide itself into three separate classes without the vote of stockholders such that only one-third of the directors are elected each year. A board of directors classified in this manner cannot be altered by amendment to the charter of the corporation. Further, the board of directors may, by electing to be covered by the applicable statutory provisions and notwithstanding the corporation’s charter or bylaws:

●	provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting;
●	reserve for itself the right to fix the number of directors;
●	provide that a director may be removed only by the vote of at least two-thirds of the votes entitled to be cast generally in the election of directors; and
●	retain for itself the sole authority to fill vacancies created by an increase in the size of the board or the death, removal, or resignation of a director.

In addition, a director elected to fill a vacancy under these provisions serves for the balance of the unexpired term instead of until the next annual meeting of stockholders. A board of directors may implement all or any of these provisions without amending the charter or bylaws and without stockholder approval. Although a corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute, we have not adopted such a prohibition. We have adopted a staggered board of directors with three separate classes in our charter and given the board the right to fix the number of directors, but we have not prohibited the amendment of these provisions. The adoption of the staggered board may discourage offers to acquire our common stock and may increase the difficulty of completing an offer to acquire our stock. If our Board chooses to implement the statutory provisions, it could further discourage offers to acquire our common stock and could further increase the difficulty of completing an offer to acquire our common stock.

Effect of Certain Provisions of our Charter and Bylaws

In addition to the Charter and Bylaws provisions discussed above, certain other provisions of our Bylaws may have the effect of impeding the acquisition of control of our Company by means of a tender offer, proxy fight, open market purchases, or otherwise in a transaction not approved by our Board of Directors. These provisions of the Bylaws are intended to reduce our vulnerability to an unsolicited proposal for the restructuring or sale of all or substantially all of our assets or an unsolicited takeover attempt, which our Board believes is otherwise unfair to our stockholders. These provisions, however, also could have the effect of delaying, deterring, or preventing a change in control of our Company.

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

Our executive officers and large shareholders concentrated insider ownership of our common stock, which will limit your influence on corporate matters.

As of June 18, 2024, our executive officers and largest shareholders beneficially owned 31.48% based on 75,636,419 outstanding shares of common stock. As a result, our insiders have the ability to influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation, or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Further, this concentrated insider ownership will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

At IGC, we are committed to maintaining the confidentiality, integrity, and availability of our information systems and data. As part of this commitment, we have implemented a comprehensive cybersecurity program to protect against unauthorized access, use, disclosure, modification, or destruction of our information assets. We are committed to ensuring the security and protection of our company’s information assets and the personal information of our employees, customers, and stakeholders.

We recognize that cybersecurity threats are constantly evolving and have the potential to cause significant harm to our company and our stakeholders. In order to address these risks, we have established a cybersecurity risk management framework that is aligned with industry best practices and regulatory requirements.

Our program includes regular risk assessments, vulnerability management, access controls, incident response planning, and employee training and awareness programs. We also work closely with third-party service providers to ensure that they are meeting our cybersecurity standards.

Although there can be no assurance, that our cybersecurity program will prevent all incidents. In the event of a cybersecurity incident, we have established procedures for prompt investigation, containment, and remediation to minimize the impact on our operations and stakeholders. We believe that our cybersecurity program is robust and effective, and we will continue to invest in and improve our capabilities to address evolving threats. We are committed to transparency and will provide updates on any material cybersecurity incidents that may impact our company or our stakeholders.

During Fiscal year ended March 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Lead. Our IT Lead has 11 years of experience in roles that include oversight of cybersecurity risk management programs. In addition, the IT Lead is assisted by an external agency with about 8 years of expertise in cybersecurity.

Our IT Lead is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CEO, who help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee for certain cybersecurity incidents.

The audit committee will receive periodic reports from our management concerning cybersecurity issues, including certain threats and risks and the processes the Company has implemented to address them, as applicable. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

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

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2024.

As of March 31, 2024, the Company and one of its officers are parties to the following litigation matters:

Apogee Financial Investments, Inc., et al. v. India Globalization Capital, Inc., et al., Civil Action No. 1:21-cv-03809 (U.S. District Court for the Southern District of New York). On April 29, 2021, Apogee Financial Investments, Inc. (Apogee) and John R. Clarke (Clarke) filed a complaint against the Company and IGC’s President and Chief Executive Officer, Ram Mukunda (Mukunda) (the Apogee Litigation). The litigation was originally initiated by IGC on February 8, 2021 (India Globalization Capital, Inc. v. Apogee Financial Investments, Inc., Civil Action No. 1:21-cv-01131, U.S. District Court for the Southern District of New York), wherein IGC alleged that Apogee breached a purchase agreement dated December 18, 2014, related to IGC’s intended purchase of a business known as Midtown Partners & Co., LLC (Midtown). In response to the original lawsuit filed by IGC, Apogee and Clarke filed a counterclaim as well as the Apogee Litigation. On June 28, 2021, Apogee and Clarke filed an amended complaint/counterclaim. On July 23, 2021, IGC and Mukunda moved to partially dismiss the counterclaim and the Apogee Litigation. On March 7, 2022, the Court granted the motion to dismiss in substantial part, leaving only two claims: Apogee’s cross-claim against the Company for an alleged breach of the purchase agreement; and Clarke’s claim against the Company for an alleged breach of an alleged promise to issue him shares of the Company. On June 24, 2022, Apogee and Clarke filed a second amended complaint/counterclaim asserting the same claims. On February 21, 2023, IGC and Mukunda filed a motion for summary judgment seeking judgment on both IGC’s underlying Complaint against Apogee and Apogee’s and Clarke’s claims against Apogee and Mukunda. On April 19, 2023, Apogee and Clarke filed a response to the motion. Both Apogee and Clarke withdrew their claims against Mukunda at that time. The Company filed its reply in support of summary judgment on May 16, 2023. On July 20, 2023, the court granted the motion for summary judgment in substantial part, ruling (a) that Apogee breached the parties’ purchase agreement, (b) that Clarke’s claims were barred by the applicable statute of limitations, (c) that Apogee breached a contract related to a loan made by IGC to Apogee in 2015 and that IGC is entitled to damages and interest as a result; and (d) that all claims against Mukunda are dismissed. As a result of the settlement, the court dismissed the case in its entirety on October 6, 2023.

Engineering and Consulting Group SAS et al. v IGC Pharma Inc., case file no. 110016000050202247710 (Prosecutor's Office 393 Sectional Economic Crimes Unit, Bogota, Colombia). The Company and the ECG corporation are in a contractual dispute. The Company filed a complaint against four (4) individuals with the Prosecutor's Office 393 Sectional Economic Crimes Unit, Bogota, Colombia, under file no. 110016000050202247710 for charges of fraud, falsification of a private document, and conspiracy to commit a crime. The complaint was filed in 2022. In December 2023, the case was reviewed by the investigator and scheduled and accepted for a hearing by the prosecutor in calendar 2024.

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

Securities authorized for issuance under equity compensation plans

The following table shows, as of March 31, 2024, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a) (in thousands)
Equity compensation plans approved by security holders:

2018 Omnibus Incentive Plan (1)	3,217	$0.28	-
Special Grant (2)	8,056	$0.57	-

(1) Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 14, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2) Consists of 2 million shares as a special grant of common stock, as approved by our stockholders on January 7, 2020, 2.5 million shares as a special grant of common stock, as approved by our stockholders on January 11, 2021, 3.5 million shares as a special grant of common stock, as approved by our stockholders on October 15, 2021, 3 million shares as a special grant of common stock, as approved by stockholders on September 9, 2022, and 3 million shares as special grant of common stock, as approved by stockholders on August 18, 2023.

Holders of Record

As of June 18, 2024, we had approximately 44 registered shareholders of record of our common stock and 2 registered unit holders. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.

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

Unregistered sales of equity securities

On March 22, 2024, the Company entered into a Share Purchase Agreement (the “SPA”) with Bradbury Strategic Investment Fund A, resulting in approximately $3 million in gross proceeds. The completion of the private placement is subject to customary closing conditions, including approval by the NYSE. Under the terms of the private placement, IGC will issue approximately 8.8 million shares of unregistered common stock at a price of $0.34 per share. In addition, the Company will issue 2 million shares of unregistered common stock for consulting services related to raising capital, including the March 2024 capital raised. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated statement of operations, liquidity, and capital resources, and a summary of cash flows, which apply to Fiscal 2024, ending on March 31, 2024, and Fiscal 2023, ending on March 31, 2023. These statements should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

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

Overview

IGC Pharma, a clinical-stage pharmaceutical company, is at the forefront of the fight against Alzheimer’s disease, focusing on innovations to combat this pervasive neurodegenerative condition. Our flagship investigational new drug, IGC-AD1, represents an advancement in addressing the challenges posed by Alzheimer’s, particularly in managing agitation associated with the disease. In our Phase 2 clinical trial, IGC-AD1 has demonstrated efficacy in reducing agitation in patients with Alzheimer’s disease. The interim results reveal an Effect Size (“ES”) of 0.79 (p=0.04), indicating a clinical and statistically significant reduction in agitation compared to the use of a placebo. This data underscores the potential of IGC-AD1 to provide tangible benefits for patients and caregivers grappling with the debilitating symptoms of Alzheimer’s. One of the key distinguishing features of IGC-AD1 is its rapid onset of action. Unlike traditional anti-psychotics, which may take between 6 to 12 weeks to exert their effects, our investigational drug has shown the potential to act within two weeks. This accelerated timeline not only offers hope for expedited relief to patients but could also signify a paradigm shift in the treatment approach for Alzheimer’s-related agitation.

IGC Pharma is pursuing a robust pipeline comprising five assets, each targeting different facets of Alzheimer’s disease at various stages of development.

●

IGC-AD1: Our blockbuster drug, currently undergoing a Phase 2 clinical trial (clinicaltrials.gov, CT05543681), IGC-AD1 holds significant promise in alleviating the burden of agitation in this vulnerable population. This CB1 partial agonist is specifically designed to address neuroinflammation associated with agitation in Alzheimer’s patients.

●

TGR-63: Through pre-clinical studies, TGR-63 has demonstrated its potential to disrupt the progression of Alzheimer’s by targeting Aβ plaques, a hallmark feature of the disease. This approach offers new avenues for intervening in the underlying pathology of Alzheimer’s.

●

IGC-1C: At the preclinical stage, we believe IGC-1C represents a forward-thinking approach to Alzheimer’s therapy by targeting tau protein and neurofibrillary tangles, crucial contributors to the neurodegenerative process. By addressing these pathological mechanisms, IGC-1C holds promise for disease-modifying interventions.

●

IGC-M3: Also in preclinical development, IGC-M3 aims to inhibit the aggregation of Aβ plaques, offering potential therapeutic benefits in early-stage Alzheimer’s by targeting the underlying pathology responsible for cognitive decline.

●

LMP: Designed to target multiple hallmarks of Alzheimer’s disease, including Aβ plaques and neurofibrillary tangles, LMP represents a comprehensive therapeutic approach to addressing the complex pathophysiology of the disease.

In addition to our pipeline of therapeutic candidates, IGC Pharma is attempting to leverage Artificial Intelligence (“AI”) to develop models for the early detection of Alzheimer’s and to optimize clinical trial design. By integrating cutting-edge technology with innovative drug development, we are striving to make significant steps in the fight against Alzheimer’s disease.

Furthermore, IGC controls a total of 28 patent filings reflecting our commitment to innovation and intellectual property protection, including for IGC-AD1. Our patent portfolio underscores our dedication to safeguarding our competitive advantage in the market.

IGC Pharma Inc., is a Maryland corporation established in 2005 with a fiscal year ending on March 31, spanning a 52- or 53-week period. IGC has two segments: Life Sciences Segment and Infrastructure Segment.

Please refer to Note 1, “Nature of Operations,” and Item 8 of this Annual Report on Form 10-K, for further information on business segments.

The Global Economic Environment

In addition to the industry-specific factors, such as regulations around cannabinoid research, we are exposed to economic cycles. Factors in the global economic environment that may impact our operations include, among other things, currency fluctuations, capital and exchange controls, global economic conditions including inflation, restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of our products, as well as impacts of political or civil unrest or military action, terrorist activity, unstable governments, and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

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

Fiscal 2024 Highlights

●

During Fiscal year ended March 31, 2024, the Company entered into Share Purchase Agreements (the “SPAs”) with multiple investors, resulting in approximately $6 million in gross proceeds. In addition, the Company also received a $12 million credit line from O Bank. This is a significant achievement and underscores our commitment to expanding operations and generating value for stakeholders.

●

The Company has announced, on March 20, 2024, positive interim results from its ongoing Phase 2 trial investigation IGC-AD1. The trial has shown promising results in reducing Alzheimer’s agitation, which is a major challenge for patients and their caregivers alike. This development marks a significant step forward in the fight against Alzheimer’s and brings hope to millions of people affected by this devastating disease.

●	On January 17, 2024, the Company announced that Clincloud, a clinical research facility in Florida, has dosed its first patient as part of the Company’s ongoing Phase 2 trial.
●

On January 23, 2024, the Company announced details about its drug candidate TGR-63, which specifically targets amyloid-beta plaque, which has the potential to significantly improve the treatment of Alzheimer’s disease. Subsequently, on February 1, 2024, the Company announced further positive results from preclinical studies of TGR-63, demonstrating its potential as an effective treatment for Alzheimer’s disease. These studies demonstrated that TGR-63 was successful in reducing plaque burden in Alzheimer’s cell lines and animal models, making it a promising therapeutic candidate for the disease.

●

The company had significant following achievements in our intellectual property rights:

●   On October 25, 2023, Divisional Direction of Patents, Mexico, issued a Granting Office Action (the “GOA”) to the Company titled “METHOD AND COMPOSITION FOR TREATING CNS DISORDER”, for the treatment of Alzheimer’s disease. Subsequently, Divisional Direction of Patents in Mexico granted a patent on January 3, 2024.

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

Results of Operations

Fiscal 2024 compared to Fiscal 2023

The following table presents an overview of our results of operations for Fiscal 2024 and Fiscal 2023:

Statement of Operations (in thousands, audited)

	Fiscal
	2024 ($)	2023 ($)	Change ($)	Percent Change
Revenue	1,345	911	434	48%
Cost of revenue	(612)	(469)	(143)	30%
Gross profit	733	442	291	66%
Selling, general and administrative expenses	(6,758)	(8,552)	1,794	(21)%
Research and development expenses	(3,773)	(3,461)	(312)	9%
Operating loss	(9,798)	(11,571)	1,773	(15)%
Impairment Loss on PPE	(3,345)	-	(3,345)	-
Other income, net	143	65	78	120%
Loss before income taxes	(13,000)	(11,506)	(1,494)	13%
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(13,000)	(11,506)	(1,494)	13%

Revenue – During Fiscal 2024, the Company generated approximately $1.3 million in revenue, representing an increase from the $911 thousand generated in Fiscal 2023. The primary source of revenue in both years was from the Life Sciences segment, encompassing the sale of our formulations as white-labeled manufactured products, among others. The growth can be attributed to higher sales volume driven by increased sales and marketing efforts. The increase in revenue derived from the Company’s commitment to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment. Approximately 10%-12% of revenue in both years was derived from the Infrastructure segment.

Cost of revenue – The cost of revenue amounted to approximately $612 thousand for Fiscal 2024, compared to $469 thousand in Fiscal 2023, this represents a gross margin of 54% and 49%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products and services in both segments.

Selling, general, and administrative (“SG&A”) expenses –SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. For Fiscal 2024, the Company reported SG&A expenses of approximately $6.7 million, representing a decrease of approximately $2 million, or 21%, compared to the $8.5 million recorded in Fiscal 2023. This decline in SG&A expenses is attributable to a reduction in non-cash expenses and costs related to employees and Legal & professional services.

Research and Development (“R&D”) expenses – R&D expenses were primarily associated with the Life Sciences segment, reflecting the Company’s investment in R&D activities. In Fiscal 2024, the Company reported R&D expenses of approximately $3.8 million, representing an increase of $312 thousand or 9% compared to approximately $3.5 million in Fiscal 2023. The increase in R&D expenses is primarily attributed to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63, indicating the Company’s dedication to advancing its product pipeline. As the development of TGR-63 and the Phase 2 trial on Alzheimer’s gain momentum, the Company anticipates further increases in R&D expenses.

Impairment loss on Property, Plant, and Equipment (“PPE”) – During Fiscal 2024, as the Company focused on liquidating all non-operating assets to reduce the cost and generate cash, the Company impaired the land situated in Nagpur, India, by approximately $3.3 million to $720 thousand from $4.1 million. The Company believes it can sell the above-said non-operating land as it is without any improvement. Selling this land will give immediate cash, which the Company can use in its operating segments. During Fiscal 2023, there was no impairment loss on PPE.

Other Income, net – During Fiscal 2024, the Company reported approximately $143 thousand in other income, which represents an increase of approximately $78 thousand as compared to the $65 thousand recorded in Fiscal 2023. The increase in other income is attributable to profit from the sale of assets. The component of other income typically includes interest and rental income, dividend income, profits from the sale of assets, unrealized gains from non-debt investments, net income, and income from the sale of scraps. These sources contribute to the overall other income generated by the Company.

Liquidity and capital resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations, or other long-term liabilities except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies”, Note 11, “Loans and Other Liabilities,” and Note 9, “Leases” in Item 1 of this report for further information on Company commitments and contractual obligations.

During Fiscal 2024, the Company successfully obtained a working capital credit facility totaling $12 million and, in addition, signed two SPAs to raise $6 million in exchange for approximately 18.8 million shares. Out of $6 million, the Company received $2.5 million after the end of Fiscal 2024, in April 2024. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions. Please refer, Note 13 – “Securities”, for more information.

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

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, audited)

	As of March 31, 2024 ($)	As of March 31, 2023 ($)	Change ($)	Percent Change
Cash, cash equivalents	1,198	3,196	(1,998)	(63)%
Working capital	1,365	4,568	(3,203)	(70)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $2 million to $1.2 million in Fiscal 2024 from $3.2 million in Fiscal 2023, a decrease of approximately 63% is discussed in the summary of cash flows, as follows:

	(in thousands, audited)

	Fiscal
	2024 ($)	2023 ($)	Change ($)	Percent Change
Cash used in operating activities	(5,199)	(7,047)	1,848	(26)%
Cash used in investing activities	(317)	(235)	(82)	35%
Cash provided by financing activities	3,524	100	3,424	3,424%
Effects of exchange rate changes on cash and cash equivalents	(6)	(82)	76	(93)%
Net decrease in cash and cash equivalents	(1,998)	(7,264)	5,266	(72)%
Cash and cash equivalents at the beginning of the period	3,196	10,460	(7,264)	(69)%
Cash and cash equivalents at the end of the period	1,198	3,196	(1,998)	(63)%

Operating Activities

Net cash used in operating activities for Fiscal 2024 was approximately $5.2 million. It consists of a net loss of approximately $13 million, a positive impact on cash due to non-cash expenses of approximately $5.9 million, and changes in operating assets and liabilities of approximately $1.9 million. Non-cash expenses consist of an amortization and depreciation charge of approximately $637 thousand, stock-based expenses of approximately $1.7 million, impairment loss of approximately $3.4 million, and an approximately $49 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a positive impact of approximately $1.9 million on cash, of which approximately $1 million is due to an adjustment in inventory, approximately $243 thousand increase in accounts payable, approximately $315 thousand increase in claims and advances and approximately $328 thousand increase in other net current assets.

Net cash used in operating activities for Fiscal 2023 was approximately $7 million. It consists of a net loss of approximately $11.5 million, a positive impact on cash due to non-cash expenses of approximately $3.7 million, and changes in operating assets and liabilities of approximately $0.8 million. Non-cash expenses consist of an amortization and depreciation charge of approximately $0.7 million, stock-based expenses of approximately $2.8 million, and other non-cash expenses of approximately $0.2 million. In addition, changes in operating assets and liabilities had a positive impact of approximately $0.8 million on cash, of which approximately $0.9 million is due to an adjustment in inventory and approximately $0.1 million decrease in other net current assets and liabilities.

Investing Activities

Net cash used in investing activities for Fiscal 2024, was approximately $317 thousand, which comprises approximately $377 thousand for the acquisition and development of intangible assets, approximately $94 thousand from the net purchase of property, plant, and equipment, and approximately $154 thousand from a short-term investment.

Net cash used in investing activities for Fiscal 2023, was approximately $0.2 million, which comprises approximately $0.3 million for the acquisition and filing expenses related to intellectual property, approximately $0.2 million for the purchase of property, plant, and equipment and approximately $0.1 million of a short-term investment.

Financing Activities

Net cash provided by financing activities was approximately $3.5 million for Fiscal 2024, which comprises net proceeds from the issuance of equity stock of approximately $3.5 million and re-payment of a long-term loan of approximately $3 thousand.

Net cash provided by financing activities was approximately $0.1 million for Fiscal 2023, which comprises net proceeds from the issuance of equity stock through the ATM offering, net of all expenses related to the issuance of stock.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material. For further information on significant accounting policies, see discussion in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented and the terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed and approval from the contracting agency has been obtained after a survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white label services is recognized when the performance obligation has been completed and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for Fiscal 2024 and 2023 are as follows:

	(in thousands) Year Ended March 31
	2024 ($)	2023 ($)
Infrastructure segment
Rental income (1)	18	37
Construction contracts (2)	146	76

Life Sciences segment
Wellness and lifestyle (3)	228	416
White label services (4)	953	382
Total	1,345	911

(1) Rental income consists of income from the rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, bath bombs, lotions, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(4) Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

Property, plant, and equipment

Property, plant, and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Please refer to Note 2, “Significant accounting policies” and Note 6, “Property, plant, and equipment” of Item 8 in this document, for more information. Property, plant, and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, an impairment loss is recognized.

During Fiscal 2024, as the Company focused on liquidating all non-operating assets to reduce costs and generate cash, the Company impaired the land situated in Nagpur, India, by approximately $3.3 million to $720 thousand from $4.1 million. The Company believes it can sell the above-said non-operating land as it is without any improvement. Selling this land will give immediate cash, which the company can use in its operating segments. During Fiscal 2023, there was no impairment loss on PPE.

Software Development Costs

Software development costs, including costs to develop software products or the software component of products to be marketed or sold to external users, are expensed before the software or technology reaches technological feasibility, which is typically reached shortly before the release of such products.

Software development costs also include developing software to be used solely to meet internal needs and applications used to deliver our services. Once the preliminary project stage is complete, these software development costs meet the criteria for capitalization, and it is probable that the project will be completed, and the software will be used to perform the function intended.

During Fiscal 2024, the Company has begun working on overlaying machine learning technologies and Artificial Intelligence (“AI”) into the internal clinical trial software framework for trial management with the expectation that this can lead to improved decision-making, contextual data entry, computational models, trial design (Phase 3), and data analysis, the company believes it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized approximately $405 thousand in software development costs. Please refer to Note 5, “Intangible Assets,” for more information.

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

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2024	INR	82.79	Per	USD	INR	83.38	Per	USD

	HKD	7.8	Per	USD	HKD	7.8	Per	USD

	COP	4,114	Per	USD	COP	3,862	Per	USD

Year ended March 31, 2023	INR	80.32	Per	USD	INR	82.18	Per	USD

	HKD	7.8	Per	USD	HKD	7.8	Per	USD

	COP	4,465	Per	USD	COP	4,645	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. In Fiscal 2024 and Fiscal 2023, there were no known or detected breaches in cybersecurity.

Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial. Recent accounting pronouncements which may be applicable to us are described in Note 2, “Significant Accounting Policies” in our Consolidated Financial Statements contained herein in Part II, Item 8.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IGC Pharma, Inc. and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2024, and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Manohar Chowdhry & Associates

Chartered Accountants

We have served as the Company's auditor since 2018.

Chennai, India

June 24, 2024

UDIN: 24237830BKGUQV1424

IGC Pharma, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2024 ($)	March 31, 2023 ($)
ASSETS
Current assets:
Cash and cash equivalents	1,198	3,196
Accounts receivable, net	39	107
Short term investments	-	154
Inventory	1,540	2,651
Asset held for sale	720	-
Deposits and advances	208	358
Total current assets	3,705	6,466

Non-current assets:
Intangible assets, net	1,616	1,170
Property, plant and equipment, net	3,695	8,213
Claims and advances	688	1,003
Operating lease asset	198	326
Total non-current assets	6,197	10,712
Total assets	9,902	17,178
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	773	530
Accrued liabilities and others	1,567	1,368
Total current liabilities	2,340	1,898

Non-current liabilities:
Long-term loans	137	141
Other liabilities	20	21
Operating lease liability	84	207
Total non-current liabilities	241	369
Total liabilities	2,581	2,267

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of March 31, 2024, or March 31, 2023.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 66,691,195 and 53,077,436 shares issued and outstanding as of March 31, 2024, and March 31, 2023, respectively.	124,409	118,965
Accumulated other comprehensive loss	(3,423)	(3,389)
Accumulated deficit	(113,665)	(100,665)
Total stockholders’ equity	7,321	14,911
Total liabilities and stockholders’ equity	9,902	17,178

The accompanying notes should be read in connection with these consolidated financial statements

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

	Years Ended March 31,
	2024 ($)	2023 ($)
Revenue	1,345	911
Cost of revenue	(612)	(469)
Gross profit	733	442
Selling, general and administrative expenses	(6,758)	(8,552)
Research and development expenses	(3,773)	(3,461)
Operating loss	(9,798)	(11,571)
Impairment loss on PPE	(3,345)	-
Other income, net	143	65
Loss before income taxes	(13,000)	(11,506)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(13,000)	(11,506)
Foreign currency translation adjustments	(34)	(421)
Comprehensive loss	(13,034)	(11,927)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.22)
Weighted-average number of shares used in computing loss per share amounts:	58,839,868	52,576,258

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of April 1, 2022	51,054	116,019	(89,159)	(2,968)	23,892
Common stock-based compensation & expenses, net	1,815	2,843	-	-	2,843
Issuance of common stock through offering (net of expenses)	208	103	-	-	103
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Net loss	-	-	(11,506)	-	(11,506)
Foreign currency translation adjustments	-	-	-	(421)	(421)
Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911

Balances as of April 1, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	3,534	1,917	-	-	1,917
Issuance of common stock through offering (net of expenses)	10,580	3,027	-	-	3,027
Cancellation/forfeiture of shares	(500)	-	-	-	-
Common stock subscribed	-	500	-	-	500
Net loss	-	-	(13,000)	-	(13,000)
Foreign currency translation adjustments	-	-	-	(34)	(34)
Balances as of March 31, 2024	66,691	124,409	(113,665)	(3,423)	7,321

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2024 ($)	2023 ($)
Cash flows from operating activities:
Net loss	(13,000)	(11,506)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	637	657
Provision for bad debt	93	126
Impairment of assets	3,448	-
Common stock-based compensation and expenses, net	1,773	2,843
Profit/Loss on sale of fixed assets, net	(44)	39

Changes in:
Accounts receivables, net	(25)	5
Inventory	1,008	897
Deposits and advances	150	591
Claims and advances	315	(150)
Accounts payable	243	(451)
Accrued and other liabilities	197	(88)
Operating lease asset	129	124
Operating lease liability	(123)	(134)
Net cash used in operating activities	(5,199)	(7,047)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(138)	(310)
Sale of property, plant, and equipment	44	538
Proceeds from (Purchase of) short-term investments	154	(154)
Acquisition and development of intangible assets	(377)	(309)
Net cash used in investing activities	(317)	(235)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	3,027	103
Proceeds from common stock subscribed	500	-
Repayment of long-term loan	(3)	(3)
Net cash provided by financing activities	3,524	100

Effects of exchange rate changes on cash and cash equivalents	(6)	(82)
Net decrease in cash and cash equivalents	(1,998)	(7,264)
Cash and cash equivalents at the beginning of the period	3,196	10,460
Cash and cash equivalents at the end of the period	1,198	3,196

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	1,773	2,843

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended March 31, 2024, and 2023

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to IGC Pharma, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS

IGC Pharma is on a mission to transform Alzheimer’s treatment. We are building a robust pipeline of five drug candidates, each targeting different aspects of the disease.

●

IGC-AD1: Our lead investigational drug tackles agitation, a major burden for patients and caregivers. By addressing neuroinflammation, it offers a faster-acting solution compared to traditional medications.

●	TGR-63: Through pre-clinical studies, TGR-63 has demonstrated its potential to disrupt the progression of Alzheimer’s by targeting Aβ plaques, a key disease hallmark.

●	IGC-1C: At the preclinical stage, IGC-1C represents a potential breakthrough by targeting tau protein and neurofibrillary tangles, aiming to modify the disease course.

●	IGC-M3: Also in preclinical development, IGC-M3 focuses on early intervention by inhibiting Aβ plaque formation, potentially slowing cognitive decline.

●	LMP: In preclinical development, LMP is designed to target multiple hallmarks of Alzheimer’s disease, including Aβ plaques and neurofibrillary tangles for a comprehensive therapeutic effect.

We are also harnessing the power of Artificial Intelligence (“AI”) to develop early detection models, optimize clinical trials, and explore new applications for our drugs including for IGC-AD1. Additionally, our 28 patent filings, including for IGC-AD1, demonstrates our commitment to innovation and protecting our intellectual property.

As of March 31, 2024, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), IGCare LLC, HH Processors, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd. And Colombia-based beneficially-owned subsidiary IGC Pharma SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’ principal office is in Maryland established in 2005. Additionally, the Company has offices in Washington state, Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

IGC has two segments: Life Sciences Segment and Infrastructure Segment.

Life Sciences Segment

IGC Pharma, a clinical-stage company developing treatments for Alzheimer's disease, is committed to transforming patient care by offering faster-acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer's dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so much faster than traditional medications. While existing anti-psychotics can take a long 6 to 12 weeks to show effects, IGC-AD1 has the potential to act within two weeks. This significantly faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer's-related agitation. In addition, we have created in-house wellness brands, available through online channels that are compliant with relevant federal, state, and local laws and regulations. We derive revenue from our in-house wellness non-pharmaceutical formulations that are manufactured as non-GMO, vegan, products at our facility and are sold over-the-counter (“OTC”).

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008, it includes (i) Execution of Construction Contracts and (ii) Rental of Heavy Construction Equipment.

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

Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable. Significant estimates and assumptions are generally used for, but not limited to, allowance for uncollectible accounts receivable; sales returns; normal loss during production; future obligations under employee benefit plans; the useful lives of property, plant, and equipment; intangible assets; valuations; impairment of goodwill and investments; recoverability of advances; the valuation of options granted, and warrants issued; and income tax and deferred tax valuation allowances, if any. Actual results could differ from those estimates. Appropriate changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. Critical accounting estimates could change from period to period and could have a material impact on IGC’s results, operations, financial position, and cash flows. Changes in estimates are reflected in the financial statements in the period in which changes are made, and if material, their effects are disclosed in the notes to the consolidated financial statements.

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

d) Cost of Revenue

Our cost of revenue includes costs associated with in-house and outsourced distribution, labor expenses, components, manufacturing overhead, and outbound freight for our products division. In our products division, the cost of revenue also includes the cost of refurbishing or repackaging, if required, on products returned by customers that will be offered for resale.

e) Earnings/(Loss) per Share

The computation of basic loss per share for Fiscal 2024 excludes potentially dilutive securities of approximately shares, which includes share options, unvested shares such as restricted shares and restricted share units granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for Fiscal 2024 and 2023, used for the computation of basic earnings per share (“EPS”) is 58,839,868 and 52,576,258, respectively. Due to the loss incurred during Fiscal 2024 and 2023, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

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

For the years ended March 31, 2024, and March 31, 2023, the Company incurred net losses of $13 million and $11.5 million, respectively. As of March 31, 2024, the Company’s cash and cash equivalents totaled $1.2 million. On June 30, 2023, the Company successfully obtained a working capital facility totaling approximately $12 million for one year, and the Company is in the process of renewing the facility for another year during the month of June 2024. In addition, on March 22, 2024, the Company entered into a share purchase agreement relating to the sale and issuance by our company to the investors of an aggregate of approximately 8.8 million shares of our common stock, for a total purchase price of $3 million or $0.34 per share, subject to the terms and subject to the conditions set forth in the 2024 SPA. As of March 31, 2024, the Company received $500 thousand, and the remaining $2.5 million was received in April 2024. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions. Please refer to Note 19, “Subsequent Event,” for further information.

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

g) Income taxes

The Company accounts for income taxes under the asset and liability method, in accordance with ASC 740, Income Taxes, which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is established and recorded when management determines that some or all of the deferred tax assets are not likely to be realized and, therefore, it is necessary to reduce deferred tax assets to the amount expected to be realized.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including the resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely to be realized upon settlement. As of March 31, 2024, and 2023, there was no significant liability for income tax associated with unrecognized tax benefits.

h) Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $39 thousand of accounts receivable, net of provision for doubtful debt of $24 thousand as of March 31, 2024, as compared to $107 thousand of accounts receivable, net of provision for doubtful debt of $17 thousand as of March 31, 2023.

i) Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, Colombia, and Hong Kong, which at times may exceed applicable insurance limits. The cash and cash equivalents in the Company on March 31, 2024, and 2023 were approximately $1.2 million and $3.2 million, respectively.

j) Short-term and long-term investments

Our policy for short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relation to our investment guidelines and market conditions. Short-term and long-term investments consist of corporate, various government agencies, and municipal debt securities, as well as certificates of deposit that have maturity dates that are greater than 90 days. Certificates of deposit and commercial paper are carried at a cost that approximates fair value. Available-for-sale securities: Investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position.

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20% and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures.” Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations, and its share of post-acquisition movements in accumulated other comprehensive income / (loss) is recognized in other comprehensive income / (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321, “Investments-Equity Securities.”

As of March 31, 2024, investment in marketable securities is valued at fair value, and investment in non-marketable securities with ownership less than 20% is valued at cost as per ASC Topic 321, “Investments-Equity Securities.”

k) Property, plant, and equipment (“PP&E”)

PP&E are recorded at cost net of accumulated depreciation and depreciated over their estimated useful lives using the straight-line method.

Upon retirement or disposition, cost and related accumulated depreciation of the PP&E are de-recognized, and any gain or loss is reflected in the results of the operation. The cost of additions and substantial improvements to property and equipment are capitalized. The cost of maintenance and repairs of the property and equipment are charged to operating expenses as incurred.

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

The carrying amounts of the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximately their fair values due to the nature of the items. Please refer to Note 15, “Fair value of financial instruments,” for further information.

m) Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable, and unbilled accounts receivable, if any. The Company places its cash investments in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. During Fiscal 2024, sales were spread across customers in Asia and U.S., and the credit concentration risk is low.

n) Stock – Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC Topic 718, “Stock-Based Compensation.” The Company expenses stock-based compensation to employees over the requisite vesting period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite vesting period. For stock-based employee compensation, the cost recognized at any date will be at least equal to the amount attributable to the share-based compensation that is vested at that date.

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

o) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. We record associated legal fees as incurred. Information regarding our commitments and contingencies is incorporated by reference in Note 12, “Commitments and contingencies” of this Annual Report on Form 10-K.

p) Impairment of long – lived assets

The Company reviews its long-lived assets, with finite lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Such circumstances include, though are not limited to, significant or sustained declines in revenues or earnings, future anticipated cash flows, business plans, and material adverse changes in the economic climate, such as changes in the operating environment, competitive information, and the impact of changes in government policies. For assets that the Company intends to hold for use, if the total of the expected future undiscounted cash flows produced by the assets or subsidiary company is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. For assets, the Company intends to dispose of by sale, a loss is recognized for the amount by which the estimated fair value less cost to sell is less than the carrying value of the assets. Fair value is determined based on quoted market prices, if available, or other valuation techniques, including discounted future net cash flows. Unlike goodwill, long-lived assets are assessed for impairment only where there are any specific indicators for impairment.

q) Intangible assets

The Company’s intangible assets are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets having indefinite lives are not amortized, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis on March 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

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

r) Software Development Costs

Software development costs, including costs to develop software products or the software component of products to be marketed or sold to external users, are expensed before the software or technology reaches technological feasibility, which is typically reached shortly before the release of such products.

Software development costs also include the costs of developing software to be used solely to meet internal needs and applications used to deliver our services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete, and it is probable that the project will be completed, and the software will be used to perform the function intended.

s) Inventory

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

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of March 31, 2024, and 2023, our consolidated balance sheet reported approximately $392 thousand and $407 thousand clinical trial-related inventory, respectively.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products and wasted material (spoilage) are expensed in the period they are incurred.

Please refer to Note 3, “Inventory,” for further information.

t) Cybersecurity

We have a cybersecurity policy in place and tighter cybersecurity measures to safeguard against hackers. In Fiscal 2024, there were no impactful breaches in cybersecurity.

u) Research and Development Expenses

During Fiscal 2024 and 2023, the Company recorded research and development expenses of approximately $3.8 million and $3.5 million, respectively. All research and development costs are expensed in the period in which they are incurred.

v) Leases

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

w) Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

NOTE 3 – INVENTORY

	(in thousands)
	As of March 31, 2024 ($)	As of March 31, 2023 ($)
Raw materials	1,099	2,100
Work-in-progress	-	18
Finished goods	441	533
Total	1,540	2,651

During Fiscal 2024, and Fiscal 2023, the Company wrote off approximately $1 million and $376 thousand of inventory due to abnormal loss due to the NRV adjustment, product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General, and Administrative Expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of March 31, 2024, and March 31, 2023, our consolidated balance sheet reported approximately $392 thousand and $407 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31, 2024 ($)	As of March 31, 2023 ($)
Advances to suppliers and consultants	41	72
Other receivables and deposits	52	24
Prepaid expense and other current assets	115	262
Total	208	358

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid and other current assets include approximately $39 thousand and approximately $25 thousand in statutory advances for Fiscal 2024 and Fiscal 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of March 31, 2024 ($)	As of March 31, 2023 ($)
Patents	836	709
Other intangibles	34	34
Accumulated amortization	(181)	(107)
Total amortized intangible assets	689	636

Unamortized intangible assets
Patents	521	534
Software development cost	406	-
Total unamortized intangible assets	927	534
Total intangible assets	1,616	1,170

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expenses in Fiscal 2024 and 2023 amounted to approximately $74 thousand and $57 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and conclude that, as of March 31, 2024, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2025	82
For the year ended 2026	90
For the year ended 2027	99
For the year ended 2028	109
For the year ended 2029	120

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of March 31, 2024 ($)	As of March 31, 2023 ($)
Land	N/A	-	4,100
Buildings and facilities	25	2,303	2,298
Plant and machinery	5-20	3,334	3,335
Computer equipment’s	3	166	138
Office equipment’s	3-5	140	84
Furniture and fixtures	5	93	92
Vehicles	5	101	102
Construction in progress	N/A	-	-
Total gross value		6,137	10,149
Less: Accumulated depreciation		(2,442)	(1,936)
Total property, plant, and equipment, net		3,695	8,213

The depreciation expense in Fiscal 2024 and 2023 amounted to approximately $563 thousand and $417 thousand, respectively. The net decrease in total property, plant, and equipment is primarily due to the impairment of land by approximately $3.3 million. During Fiscal 2024, the Company focused on liquidating all non-operating assets to reduce costs and generate cash. As a result, the Company sold a fully depreciated property in India for net proceeds of approximately $43 thousand and accounted for the same in other income, and impaired the land situated in Nagpur, India, by approximately $3.3 million to $720 thousand from $4.1 million. The company believes it can sell the above-said non-operating land as it is without any improvement. Selling this land will give immediate cash, which the company can use in its operating segments. For more information, please refer to Note 18, “Segment Information,” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

NOTE 7 – LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of March 31, 2024 ($)	As of March 31, 2023 ($)
Claims receivable (1)	686	951
Non-current deposits	2	27
Non-current advances	-	25
Total	688	1,003

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of spaces with the remaining lease term being less than or equal to 12 months. The total short-term lease expense and cash paid for Fiscal 2024 and 2023 are approximately $100 thousand and $178 thousand, respectively. The Company also has four operating leases as of March 31, 2024.

America: In November 2019, the Company entered into a lease agreement with a lease term of less than 12 months. This lease was amended in March 2020, with a new lease term from March 1, 2020, to November 30, 2025. The annual lease expense is approximately $123 thousand. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating lease is 1.6 years with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

Asia: The Company renewed three lease agreements for terms between three to four years, expiring between 2023 and 2024. The total annual lease expense is approximately $18 thousand. The lease contracts do not contain any material residual value guarantees or material restrictive covenants. The remaining lease term for the operating leases is less than 1 year with a discount rate of 7%. The lease does not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

	(in thousands) Year Ended March 31, 2024 ($)	(in thousands) Year Ended March 31, 2023 ($)
Operating lease costs	141	148
Short term lease costs	100	178
Total lease costs	241	326

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	Year Ended March 31, 2024 ($)	Year Ended March 31, 2023 ($)
Assets
Operating lease asset	198	326
Total lease assets	198	326

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	124	133
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	84	207
Total lease liability	208	340

Supplemental cash flow and non-cash information related to leases is as follows:	(in thousands) Year Ended March 31, 2024 ($)	(in thousands) Year Ended March 31, 2023 ($)
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	140	118
Right-of-use assets obtained in exchange for operating lease obligations	198	326

As of March 31, 2024, the following table summarizes the maturity of our lease liabilities:

Mar-25	132
Mar-26	87
Mar-27	-
Mar-28	-
Less: Present value discount	(11)
Total Lease liabilities	208

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of March 31, 2024 ($)	As of March 31, 2023 ($)
Compensation and other contributions	816	619
Provision for expenses	208	258
Short-term lease liability	124	133
Other current liability	419	358
Total	1,567	1,368

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $25 thousand and $31 thousand as of March 31, 2024, and March 31, 2023, respectively, and approximately $3 thousand of short-term loans as of March 31, 2024, and March 31, 2023, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of March 31, 2024:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest are due and payable 30 years from the date of the loan. For Fiscal 2024, the interest expense and principal payment for the EIDL were approximately $5 thousand and $3 thousand, respectively. As of March 31, 2024, approximately $137 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of March 31,
	2024 ($)	2023 ($)
Statutory reserve	20	21
Total	20	21

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2024, except as disclosed in Item 3 – Legal Proceedings and Note 19 – Subsequent Events.

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

NOTE 13 – SECURITIES

As of March 31, 2024, the Company was authorized to issue up to 150,000,000 shares of common stock, par value of $0.0001 per share, and 66,691,195 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value of $0.0001 per share, and no preferred shares were issued and outstanding as of March 31, 2024. We have one security listed on the NYSE American: common stock, $0.0001 par value (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1).

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

On June 30, 2023, the Company entered into a Share Purchase Agreement (the “June 2023 SPA”) with Bradbury Asset Management and three unrelated investors, resulting in approximately $3 million in gross proceeds. The completion of the private placement is subject to customary closing conditions, including approval by the NYSE. Under the terms of the private placement, IGC issued 10 million shares of unregistered common stock at a price of $0.30 per share. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder.

On March 22, 2024, the Company entered into a Share Purchase Agreement (the “March 2024 SPA”) with Bradbury Strategic Investment Fund A, resulting in approximately $3 million in gross proceeds. The completion of the private placement is subject to customary closing conditions, including approval by the NYSE. Under the terms of the private placement, IGC will issue approximately 8.8 million shares of unregistered common stock at a price of $0.34 per share. In addition, the Company issued 2 million shares of unregistered common stock for consulting services related to raising capital, including the March 2024 capital raised. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder.

NOTE 14 – STOCK-BASED COMPENSATION

As of March 31, 2024, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans approximately 9.1 million shares of common stock have been issued to employees, non-employees, and advisors. In addition, 7.6 million restricted share units (“RSUs”) fair valued at $4.6 million with a weighted average value of $0.61 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4.9 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based RSUs are accounted for upon certification by the management, confirming the probability of achievement of milestones. As of March 31, 2024, the management confirmed that five milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

Additionally, options held by advisors and directors to purchase 3.7 million shares of common stock fair valued at $925 thousand with a weighted average of $0.25 per share, which have been granted but are to be issued over a vesting period between Fiscal 2022 and Fiscal 2027. Options granted and issued before the vesting period are expensed when issued.

The options are fair valued using a Black-Scholes Pricing Model, and market-based RSU are valued based on a lattice model with the following assumptions:

	Granted in Fiscal 2024	Granted in Fiscal 2023
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	5.24%	2.42%
Expected volatility	175%	282%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For Fiscal 2024, the Company’s share-based expense and option-based expense shown in Selling, general, and administrative expenses (including research and development) were $1.7 million and $59 thousand, respectively.

For Fiscal 2023, the Company’s share-based expenses and option-based expenses shown in Selling, general, and administrative expenses (including research and development) were $2.8 million and $29 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2023	4,429	1.01
Granted	5,848	0.28
Vested	(2,535)	0.58
Cancelled/Forfeited	(290)	0.31
Non-vested shares as of March 31, 2024	7,452	0.61

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2023	150	0.46	0.39
Granted	3,560	0.24	0.27
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of March 31, 2024	3,710	0.25	0.29

There was a combined unrecognized expense of $3.21 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 5 (five) years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2024, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method. For further information refer Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024, and 2023, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of March 31, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	912	-	-	912	912	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	123	-	-	123	123	-
Level 2
Certificates of Deposit	150	-	-	150	150	-
Level 3	-	-	-	-	-	-
TOTAL	1,198	-	-	1,198	1,198	-

As of March 31, 2023

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	1,156	-	-	1,156	1,156	-
Money Market Fund	2,000	-	-	2,000	2,000	-
Debt Funds	40	-	-	40	40	-
Mutual Fund	152	2	-	154	-	154
Level 2
Certificates of Deposit	-	-	-	-	-	-
Level 3	-	-	-	-	-	-
TOTAL	3,348	2	-	3,350	3,196	154

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

Income tax expense/(benefit) for each of the years ended March 31 consists of the following:

	Year Ended March 31, (in thousands)
Income Tax Expense
	2024 ($)	2023 ($)
Net income loss before tax	(13,000)	(11,506)
Tax rate	21%	21%

Expected income tax recovery	(2,730)	(2,416)
Impact of tax rate differences in foreign jurisdictions	(151)	(7)
Tax rate changes and other adjustments	1,475	(667)
Permanent differences	-	88
Change in valuation allowance	1,406	3,002
	-	-

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for each of the years ended March 31 are approximated as following:

	Year Ended March 31, (in thousands)
Deferred income taxes
	2024 ($)	2023 ($)

Net operating loss carry-forwards foreign	287	137
Non-capital loss carry-forwards – U.S.	14,272	12,888
Temporary differences	418	548

Net deferred tax asset	14,977	13,573
Valuation allowance	(14,977)	(13,573)
	-	-

The table below sets forth the details of expiration of the non-financial carried forward losses of the Company as of March 31, 2024, as under:

Year	Amount (in thousands) ($)
2024	43
2025	-
2026	-
2027	10
2028	9
2029	-
2030	37
2031	3,082
2032	5,140
2033	627
2034	1,269
2035	1,735
2036	1,175
2037	819
2038	1,256
2039	4,131
2040	7,932
2041	8,841
2042	14,966
2043	8,552
2044	9,396
No expiry	78
Total	69,101

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current operating results management cannot conclude that it is more likely than not that such assets will be realized. The Company files income tax returns in India, Colombia, and the U.S. The Company has a carry-forward R&D tax credit of approximately $4,542 thousand

NOTE 17 – REVENUE RECOGNITION

Revenue in the Infrastructure segment is recognized for the renting business when the equipment is rented and the terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed, and approval from the contracting agency has been obtained after a survey of the performance completion as of that date. In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white label services is recognized when the performance obligation has been completed, and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for Fiscal 2024 and 2023 are as follows:

	(in thousands) Year ended March 31,
	2024 ($)	2023 ($)
Infrastructure segment
Rental income (1)	18	37
Construction contracts (2)	146	76

Life Sciences segment
Wellness and lifestyle (3)	228	416
White labeling services (4)	953	382
Total	1,345	911

(1) Rental income consists of income from the rental of heavy construction equipment.

(2) Construction income consists of the execution of contracts directly or through subcontractors.

(3) Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, bath bombs, lotions, beverages, hemp crude extract, hemp isolate, and hemp distillate.

(4) Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

NOTE 18 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on our integration and Management strategies, we operate in two reportable segments: (i) Life Sciences segment and (ii) Infrastructure segment.

The Company’s CODM is the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on an operating segment basis for the purposes of making operating decisions and assessing financial performance. Therefore, and before our Life Sciences segment started, the Company had determined that it operated in a single operating and reportable segment. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in two operating and reportable segments: (a) Life Sciences segment and (b) Infrastructure segment. The Company does not include intercompany transfers between segments for Management reporting purposes.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segments:

Product & Service

	(in thousands)
Segments	Fiscal 2024 ($)	Percentage of Total Revenue (%)

Infrastructure segment	164	12%
Life Sciences segment	1,181	88%
Total	1,345	100%

	(in thousands)
Segments	Fiscal 2023 ($)	Percentage of Total Revenue (%)

Infrastructure segment	113	12%
Life Sciences segment	798	88%
Total	911	100%

For information on revenue by product and service, refer to Note 17, “Revenue Recognition.”

2) The table below shows the attributes to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Fiscal 2024 ($)	Percentage of Total Revenue (%)

Asia	India	164	12%
America	U.S.	1,179	87%
	Colombia	2	1%
Total		1,345	100%

		(in thousands)
Segments	Country	Fiscal 2023 ($)	Percentage of Total Revenue (%)

Asia	India	113	12%
America	U.S.	777	86%
	Colombia	21	2%
Total		911	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India, Hong Kong, and Colombia) ($)	Total as of March 31, 2024 ($)
Intangible assets, net	1,616	-	1,616
Property, plant and equipment, net	3,620	75	3,695
Claims and advances	410	278	688
Operating lease asset	193	5	198
Total non-current assets	5,839	358	6,197

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India Hong Kong and Colombia) ($)	Total as of March 31, 2023 ($)
Intangible assets, net	1,170	-	1,170
Property, plant and equipment, net	4,074	4,139	8,213
Claims and advances	585	418	1,003
Operating lease asset	298	28	326
Total non-current assets	6,127	4,585	10,712

NOTE 19 – SUBSEQUENT EVENTS

As disclosed in Note 13 “Securities,” the Company entered into the 2024 SPA. As of March 31, 2024, the Company had received $500 thousand of the total $3 million due under the March 2024 SPA, while the remaining $2.5 million was received in April 2024. Please refer to Note 13, “Securities”, for more information.

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

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2024, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

(c) Changes in internal control over financial reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during Fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during Fiscal 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers and directors

The names, ages, and positions of our executive officers and directors as of March 31, 2024, were as follows:

Name	Class	Age	Position	Director Since	Term will Expire
Ram Mukunda	C	65	President, Chief Executive Officer, and Director	2005	2025
Richard Prins	B	67	Chairman of the Board of Directors	2007	2024
James Moran	C	79	Independent Director	2022	2025
Terry L. Lierman	B	76	Independent Director	2024	2024
Claudia Grimaldi	A	53	Vice President, Principal Financial Officer, Chief Compliance Officer, and Director	2022	2026

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as Director, CEO, and President since April 29, 2005. He is responsible for general management and, over the past nine years, has been largely responsible for the Company’s strategy and positioning in the medical cannabinoids and pharmaceutical industry. He has been the chief inventor and architect of most of the Company’s patent filings and the thrust into R&D and medical trials, which support the Company’s desire to bring low-cost medications that address diseases and ailments that affect humankind. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, which he took public in 1997 on NASDAQ. Prior to Startec, he served as a Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S. degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively and managed companies in Europe and Asia. He has over 20 years of experience managing public companies and has acquired and integrated over 20 companies. His in-depth business experience in the medical cannabinoids industry, his knowledge of U.S. capital markets, capital structuring, international joint ventures, and broad science and engineering background make him qualified to serve as a director of our Company.

Richard Prins has been our Chairman, Audit Committee, and Compensation Committee Chairman since 2012 and has served as an Independent Director since May 2007. Mr. Prins has extensive experience in private equity investing and investment banking. From March 1996 to 2008, he was the Director of Investment Banking at Ferris, Baker Watts, Incorporated (“FBW”). Mr. Prins served in a consulting role for RBC until January 2009. Since February 2003, he has been on the board of Amphastar Pharmaceuticals, Inc. Mr. Prins holds a B.A. degree from Colgate University and an M.B.A. from Oral Roberts University. Mr. Prins has substantial knowledge and experience with U.S. capital markets, has served on and chaired audit and compensation committees of boards, and has extensive experience in finance, accounting, and internal controls over financial reporting. His knowledge of the pharmaceutical industry and experience with U.S. capital markets make him qualified to serve as a director of our Company.

James Moran (Congressman Moran) has served on the Board as an Independent Director since January 2022. He served on Virginia’s 8th Congressional District for 24 years, where he was known as a “Problem Solver.” Throughout his tenure, he demonstrated bipartisan leadership and worked across the aisle to find common ground to resolve complex issues. He served on the Appropriation, Banking and Finance, and Budget committees. He played a leadership role in the areas of defense, health, and the environment. During his 24 years in Congress, Congressman Moran was recognized as a champion of innovative research and development in areas including healthcare and national security, environmental protection and sustainability, and international trade and fiscal responsibility. He rose to senior leadership on the Appropriations Committee enabling him to bring billions of dollars into his Northern Virginia communities of Alexandria, Arlington, and Fairfax County. Having retired after 35 years in elected office, Congressman Moran is now with a major law firm and represents international and domestic clients in the defense, technology, entertainment, and international diplomacy sectors. He also serves in leadership roles for several non-profit foundations and is also a member of the Government Blockchain Association. Congressman Moran received a Master’s Degree in Public Administration from the University of Pittsburgh Graduate School of Public and International Affairs and a Bachelors in Economics from the College of the Holy Cross.

Congressman Moran introduced the AUTISM Educators Act in 2012, which funded partnerships between public schools and higher education and non-profit organizations to promote teaching skills for educators working with high functioning autism students. He understands that treatment and education for conditions such as Autism and Alzheimer’s disease have the potential to positively impact millions of lives. With his extensive experience in Congress and as a policy advisor on topics including health, technology, and education, we are confident Congressman Moran will be a great asset to IGC, especially at a time when we pursue Phase 2/3 human trials on IGC- AD1 on individuals that have Alzheimer’s disease. Congressman Moran’s extensive experience makes him qualified to serve as a director of our Company.

On December 27, 2022, the Board of Directors appointed Mr. James Moran as a member of both the Company’s Audit and Compensation Committee, effective immediately.

Terry L. Lierman has served on the Board as an Independent Director since March 2024. Mr. Lierman is currently Co-Chair of the Board of Advisors at the Institute of Human Virology (“IHV”), a center in the U.S. focused on accelerating the discovery of diagnostics and therapeutics for deadly viral and immune disorders, and a member of the Board of Visitors at the La Follette School of Public Affairs at the University of Wisconsin, his alma mater. Mr. Lierman founded the Children’s Research Institute, one of America’s top children’s research programs, the Pancreatic Cancer Action Network (“PanCAN”), and the National Organization on Fetal Alcohol Syndrome (“NOFAS”). In addition, from 1987 to 1999, he served as a director/trustee of the NY Life-Mainstay Funds. His distinguished career includes serving at the National Institutes of Health (“NIH”), as the chief administrator for drug research and development at the National Cancer Institute (“NCI”), and as the Staff Director for the Committee on Appropriations at the U.S. Senate and the Chief of Staff and White House liaison to the U.S. House of Representative’s Majority Leader. Mr. Lierman’s vast healthcare expertise will undoubtedly play a pivotal role in driving our mission to develop innovative therapeutics for crucial unmet needs. His extensive experience uniquely qualifies him to serve as a director of our company.

Claudia Grimaldi, Vice-president, PFO, Chief Compliance Officer, and Director, is responsible for managing the accounting and finance teams in various countries and is responsible for ensuring timely and accurate statutory and regulatory compliance (SEC, FINRA, NYSE, IRS, XETRA 2, among others). In addition, she is responsible for building and managing an international team of doctors, scientists, and advisors that conduct and manage pre-clinical and FDA registered trials focused on Alzheimer’s disease. She is also responsible for relationships with partners that provide, among others, animal studies, cannabinoids, and software for AI. She has more than thirteen (13) years of experience with SEC filings, regulatory compliance, and disclosures, having held increasing responsibilities first as Manager of financial reporting and compliance from May 2011 to 2013 and then as General Manager financial reporting and compliance from 2013 to May 2018. She also serves as a Director/Manager for some of our subsidiaries. Ms. Grimaldi graduated summa cum laude from Javeriana University, a top five university in Colombia, with a Bachelor of Arts in Psychology. She holds an MBA in General Management, graduating with Highest Honors, from Meredith College, in North Carolina. She is a member of Delta Mu Delta International Honor Society. She has also completed Executive Education courses on SEC compliance, finance from UVA, and corporate governance from the Columbia Business School. In addition, she has attended the Darden School of Business Financial Management Executives program at the University of Virginia, and SEC reporting and compliance seminars. She also completed her certification program of the National Association of Corporate Directors (“NACD”). She is also fluent in both English and Spanish.

On August 18, 2023, the Board of Directors of the Company elected Ms. Claudia Grimaldi to serve on the Board as a non-independent director Class A until the Company’s 2026 annual meeting of stockholders upon the election and qualification of successor directors, her earlier death, resignation, or removal. Ms. Grimaldi brings a wealth of experience and qualifications that make her an excellent fit for the board. Ms. Grimaldi’s experience with SEC filing procedures is invaluable in ensuring regulatory compliance and transparency within our public company. Additionally, her in-depth understanding of Colombia, and South America-where our company has invested in human capital, provides valuable insights into the market dynamics, cultural nuances, and business opportunities within the region. Her SEC filing experience, understanding of Colombia, qualifications in business administration, and general business acumen make her qualified to serve as a director of our Company.

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

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B, and Class C) with only one class of directors being elected each year and each class serving a three-year term. The term of office of the Class A director, consisting of Claudia Grimaldi, will expire at the 2026 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins and Terry L. Lierman, will expire at the 2024 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda and James Moran, will expire at the 2025 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating, and consummating acquisitions.

The NYSE American, upon which our shares are listed, requires the majority of our Board, or in the case of a smaller reporting Company, at least 50% of our Board, to be “independent.” The NYSE American listing standards define an “independent director” generally as a person, other than an officer or an employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Consistent with these standards, the Board of Directors has determined that Messrs. Prins, Moran, and Lierman are independent directors.

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

Compensation committee

Our Board of Directors has established a Compensation Committee composed of two independent directors, Messrs. Moran and Prins. Mr. Prins is the current Chairman of our Compensation Committee. The Compensation Committee’s purpose is to review and approve the compensation paid to our officers and directors and to administer our 2018 Omnibus Incentive Plan. As per the compensation committee charter, candidate experience, knowledge, and performance are used to evaluate the candidate. The compensation is accordingly decided for the candidate as per the industry standards.

Compensation committee interlocks and insider participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins and James Moran. No executive officer of the Company served as a director or member of the Compensation Committee of any other entity. The Compensation Committee was responsible for determining executive compensation and the award of stock and stock options to employees, advisors, and directors during Fiscal 2024. No consultants were used by the Compensation Committee during this fiscal year.

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

Disclosure Committee

The CEO and the PFO supervise and oversee the Disclosure Committee. The Board has appointed Mr. Richard Prins as the Chairperson of the Disclosure Committee. The Disclosure Committee’s responsibilities are to design, implement, and regularly evaluate the Company’s internal controls and procedures, to ensure that the company provides the stakeholders, including the Securities and Exchange Commission (“SEC”), security holders, and the investment community, disclosures that comply with regulations and other compliance obligations. The Disclosure Committee will review all required material and relevant reports related to disclosure statements, including annual reports on Form 10-K, quarterly reports on Form 10-Q, press releases, and social media containing financial information and other related public documents. The Disclosure Committee meets not less than once per quarter and reviews and reassesses the adequacy of the Disclosure Committee’s Charter at least annually.

Audit Committee Financial Expert

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the NYSE American listing standards, who understand the audit committee functions. The NYSE American’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, we must certify to the NYSE American that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance, accounting, or auditing, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, along with an understanding of internal control over financial reporting. The Board of Directors has determined that Messrs. Prins and Moran satisfy the NYSE American’s definition of financial sophistication and qualify as “audit committee financial experts,” as defined under the rules and regulations of the SEC.

Board and committee meetings

During Fiscal 2024, there were twelve (12) Board meetings, five (5) meetings of the Audit Committee, two (2) Compensation Committee meetings, and one (1) meeting of the Investment Committee, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

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

Annual meeting attendance

All directors, either in person or telephonically, attended the 2023 annual shareholder’s meeting. We have a formal policy requiring the members of our Board of Directors to attend annual stockholder meetings in person or by telephone or video conference.

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

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during Fiscal 2024. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that Fiscal 2024’s filing requirements under Section 16(a) of the Exchange Act have been satisfied, except for (1) a Form 3 for Bradbury Strategic Investment Fund A filed May 15, 2024 reporting a person becoming a 5% holder and (2) a Form 4 for Bradbury Strategic Investment Fund A filed May 15, 2024 reporting an acquisition of shares on March 13, 2024.

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

Summary Compensation Table

(in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Other compensation (3) ($)	Total Compensation ($)
Ram Mukunda	2024	360	320	1,066	75	1,821
President and CEO	2023	360	300	301	45	1,006

Claudia Grimaldi	2024	198	112	370	37	717
Vice President, CCO, and PFO	2023	150	75	75	20	320

(1)	During Fiscal year ended March 31, 2024, the Company owes approximately $396 thousand to Mr. Ram Mukunda and $240 thousand to Ms. Claudia Grimaldi.
(2)

The Stock Awards represent the fair value of stock awards to the named executive officer as computed using the closing price at the day of grant or using an appropriate pricing model depending on the terms of the award. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.”  This also includes two categories of Stock Awards that are set out in the tables titled “Performance- Based Stock Awards” and “Market Price-Based Stock Awards,” which account for approximately $689 thousand in fiscal 2024 and Nil in fiscal 2023.

(3)	Includes life insurance, 401 (k) contribution, health insurance(s) and other applicable compensation.

Compensation to Directors

(in thousands)

The following table shows, for fiscal 2024, the compensation awarded to, earned by, or paid to non-employee directors who served on the Board during the fiscal year.

Name	Number of Stock Awards	Total Compensation ($)
Richard Prins	927	259
James Moran	662	185
Terry L. Lierman	150	49

(1)

The Total Compensation represents the fair value of stock awards to the named director as computed using the closing price at the day of grant or using an appropriate pricing model depending on the terms of the award. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.”

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

Stock Awards at Fiscal Year End

(in thousands)

Name	Number of unvested Stock Awards (#)	Value of unvested Stock Awards ($)	Value of vested Stock Awards in Fiscal Year ($)	Total Value of Stock Awards ($)
Ram Mukunda	6,427	3,679	739	4,418
Claudia Grimaldi	1,508	462	199	661
Richard Prins	1,189	653	215	868
James Moran	557	158	104	262
Terry L. Lierman	100	33	16	49

The Stock Awards reflect the grant date fair value, in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) for awards pursuant to the Company’s equity incentive program.

Included in the tables above are two categories of Stock Awards: (i) performance-based stock awards that are based on achieving milestones in the area of drug development; and (ii) market price-based awards, based on advancing the IGC stock price. Both categories are set out in the two tables titled “Performance-Based Stock Awards” and “Market Price-Based Stock Awards.”

Employment contracts

Ram Mukunda has served as President and Chief Executive Officer of our Company since its inception. On November 18, 2021, the Company, and Mr. Mukunda entered into the 2021 CEO Employment Agreement that expires on November 17, 2026. Pursuant to the 2021 CEO Employment Agreement, we pay Mr. Mukunda a base salary of $360,000 per year. The Employment Agreement provides that the Board of Directors of our Company may review and update the targets and amounts for the net revenue and salary and contract bonuses on an annual basis. Mr. Mukunda is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, domestic help, driver, cook, and a car (subject to partial reimbursement by Mr. Mukunda of rental payments for the car and reimbursement of business expenses). In the event of termination without cause, including a change of control, we would be required to pay Mr. Mukunda 1.5 times the average of the total compensation as disclosed in the previous two 10-K filings prior to termination. In addition, all unvested shares would be subject to immediate vesting.

Claudia Grimaldi has served as Vice President, Principal Financial Officer, Chief Compliance Officer, and Director of our subsidiaries since May 9, 2018. On May 5, 2023, the Company and Ms. Grimaldi entered into an Employment Agreement that expires on May 8, 2028 (the 2023 Employment Agreement). Pursuant to the Employment Agreement, we pay Ms. Grimaldi a base salary of $200,000 per year. The Employment Agreement provides that the Company may review and update performance targets and contract bonuses on an annual basis. Ms. Grimaldi is entitled to benefits, including insurance, participation in company-wide 401(k), reimbursement of business expenses, 20 days of annual paid vacation, sick leave, and a car (subject to partial reimbursement by Ms. Grimaldi for personal use of the car). In the event of termination without cause, including a change of control, we would be required to pay Ms. Grimaldi 1.5 times her compensation. In addition, unvested shares that would otherwise vest in a 12-month period would be subject to immediate vesting.

For non-employee directors, the Company has a standard compensation arrangement such as fees for committee service, service as chairman of the board, or a committee, and meeting attendance.

Compensation risk assessment

In setting compensation, the Compensation Committee considers the risks to our stockholders and to the achievement of our goals that may be inherent in our compensation programs. The Compensation Committee reviewed and discussed its assessment with management and concluded that our compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of our Company and do not incent employees to take unnecessary or excessive risks. Although a portion of our executives’ and employees’ compensation is performance-based and “at risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 18, 2024, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 18, 2024, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is the common stock of the Company. The table below sets forth as of June 18, 2024, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owners/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned	Percentage of Class*
Ram Mukunda (2)	3,526	4.66%

Claudia Grimaldi	1,037	1.37%

Richard Prins	1,243	1.64%

James Moran	354	0.47%

Terry L. Lierman	29	0.04%

Bradbury Strategic Fund (3)	17,624	23.30%

All Executive Officers and Directors as a group (5 persons)	23,813	31.48%

*Based on 75,636,419 shares of common stock outstanding as of June 18, 2024.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o IGC Pharma, Inc., 10224 Falls Road, Potomac, MD 20854.
(2)	The beneficial ownership table does not include 810,752 shares of common stock that are owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.
(3)

The individual who holds voting and investment power in the investment manager is Mr. Loo See Yuen, the Director of Bradbury Asset Management. The address of the entity is Unit 5106-7, 51st Floor, The Center, 99 Queen’s Road Central, Central, Hong Kong.

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

Transaction with Related Parties

On March 22, 2024, the Company entered into the SPA with Bradbury Strategic Investment Fund A, resulting in approximately $3 million in gross proceeds. The completion of the private placement is subject to customary closing conditions, including approval by the NYSE. Under the terms of the private placement, IGC will issue approximately 8.8 million shares of unregistered common stock at a price of $0.34 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (MCA) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for Fiscal 2024. During the Company’s two most recent fiscal years ended March 31, 2024, and 2023, and through July 6, 2023, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates for Fiscal 2024 and Fiscal 2023.

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

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	March 31,
	2024	2023

Audit fees - Manohar Chowdhry & Associates	$69	$66
Audit-related fees - Manohar Chowdhry & Associates	-	-
Tax fees	9	11
All other fees	-	-
Total	$78	$77

Policy on pre-approval of audit and permissible non-audit services of independent auditors

Consistent with SEC policies regarding auditor independence, the audit committee of our Board of Directors has responsibility for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to the engagement of the independent auditor for the next year’s audit, management may submit, if necessary, an aggregate of services expected to be rendered during that year for each of the following four categories of services to our Board of Directors for approval.

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

3.

Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in Fiscal 2024. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for Fiscal 2024 (the Audited Financial Statements):

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;
•

The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for Fiscal 2024, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

•

The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management, and considered whether Manohar Chowdhry & Associates’ provision of non-audit services to the Company was compatible with the auditor’s independence; and

•

Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2024, for filing with the U.S. Securities and Exchange Commission.

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

3.4	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
4.1	Description of Common Stock (incorporated by reference to a prospectus supplement filed on March 22, 2024, to Prospectus effective January 8, 2024)
10.01**	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 10, 2017).
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

10.06

Sales Agreement dated March 19, 2024, by and between IGC Pharma, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024).

10.07	Master Loan Agreement, dated June 30, 2023, between IGC Pharma, Inc. and O-Bank, CO., LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.08	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.09

Share Purchase Agreement, dated March 22, 2024, between IGC Pharma, Inc. and Bradbury Asset Management (Hong Kong) Limited (“Bradbury”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2024). †

10.10	IGC Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2024).

21.1*	Subsidiaries of India Globalization Capital, Inc.
23.1*	Consent of Manohar Chowdhry & Associates.
31.1*	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2*	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1*	Certificate pursuant to 18 USC. § 1350.
32.2*	Certificate pursuant to 18 USC. § 1350.
97.1*	Dodd-Frank Clawback Policy
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

*** Furnished herewith

† Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

ITEM 16. FORM 10 - K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGC PHARMA, INC.

Date: June 24, 2024	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: June 24, 2024	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 24, 2024	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: June 24, 2024	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president & Chief Compliance Officer, and Director
(Principal Financial Officer)

Date: June 24, 2024	/s/ Rohit Goel
Rohit Goel
Principal Accounting Officer

Date: June 24, 2024	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: June 24, 2024	/s/ James Moran
James Moran
Director

Date: June 24, 2024	/s/ Terry L. Lierman
Terry L. Lierman
Director