Form 10-Q
period 2024-06-30
IGC Pharma, Inc.
filed 2024-08-07
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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

75,636,419 shares of our common stock were outstanding as of August 5, 2024.

 | June 30, 2024, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

 | June 30, 2024, Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives, may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “hope,” “potential,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be forward-looking statements” as defined by federal securities laws. Such statements are based on currently available information, which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business.

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on June 24, 2024 and other documents that we subsequently file with the SEC that update, supplement or supersede such information, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

 | June 30, 2024, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2024 ($)	March 31, 2024 ($)
ASSETS
Current assets:
Cash and cash equivalents	1,824	1,198
Accounts receivable, net	28	39
Inventory	1,510	1,540
Asset held for sale	720	720
Deposits and advances	325	208
Total current assets	4,407	3,705

Non-current assets:
Intangible assets, net	1,720	1,616
Property, plant, and equipment, net	3,586	3,695
Claims and advances	688	688
Operating lease asset	193	198
Total non-current assets	6,187	6,197
Total assets	10,594	9,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	771	773
Accrued liabilities and others	1,718	1,567
Total current liabilities	2,489	2,340

Non-current liabilities:
Long-term loans	136	137
Other liabilities	20	20
Operating lease liability	69	84
Total non-current liabilities	225	241
Total liabilities	2,714	2,581

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of June 30, 2024, and March 31, 2024.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 75,636,419 and 66,691,195 shares issued and outstanding as of June 30, 2024, and March 31, 2024, respectively.	127,349	124,409
Accumulated other comprehensive loss	(3,426)	(3,423)
Accumulated deficit	(116,043)	(113,665)
Total stockholders’ equity	7,880	7,321
Total liabilities and stockholders’ equity	10,594	9,902

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended June 30,
	2024 ($)	2023 ($)
Revenue	272	555
Cost of revenue	(109)	(300)
Gross profit	163	255
Selling, general and administrative expenses	(1,670)	(1,647)
Research and development expenses	(889)	(747)
Operating loss	(2,396)	(2,139)
Other income, net	18	64
Loss before income taxes	(2,378)	(2,075)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(2,378)	(2,075)
Foreign currency translation adjustments	(3)	9
Comprehensive loss	(2,381)	(2,066)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.04)
Weighted-average number of shares used in computing loss per share amounts:	72,813,538	53,077,436

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	-	357	-	-	357
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Net loss	-	-	(2,075)	-	(2,075)
Foreign currency translation	-	-	-	9	9
Balances as of June 30, 2023	53,077	119,322	(102,740)	(3,380)	13,202

Balances as of March 31, 2024	66,691	124,409	(113,665)	(3,423)	7,321
Common stock-based compensation & expenses, net	-	433	-	-	433
Issuance of common stock through offering (net of expenses)	8,945	2,507	-	-	2,507
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Net loss	-	-	(2,378)	-	(2,378)
Foreign currency translation	-	-	-	(3)	(3)
Balances as of June 30, 2024	75,636	127,349	(116,043)	(3,426)	7,880

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months Ended June 30,
	2024 ($)	2023 ($)
Cash flows from operating activities:
Net loss	(2,378)	(2,075)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	162	155
Common stock-based compensation and expenses, net	402	357
Other non-cash items	-	(53)

Changes in:
Accounts receivables, net	11	(118)
Inventory	30	10
Deposits and advances	(118)	33
Claims and advances	-	(13)
Accounts payable	(2)	142
Accrued and other liabilities	151	91
Operating lease asset	5	31
Operating lease liability	(15)	(28)
Net cash used in operating activities	(1,752)	(1,468)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(38)	(20)
Sale of property, plant, and equipment	-	43
Acquisition and development of intangible assets	(93)	(28)
Net cash used in investing activities	(131)	(5)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,508	-
Repayment of long-term loan	(1)	(1)
Net cash provided by (used in) financing activities	2,507	(1)

Effects of exchange rate changes on cash and cash equivalents	2	1
Net increase (decrease) in cash and cash equivalents	626	(1,473)
Cash and cash equivalents at the beginning of the period	1,198	3,196
Cash and cash equivalents at the end of the period	1,824	1,723

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	433	357

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | June 30, 2024, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2024

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

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster-acting and more effective solutions. Our leading drug candidate, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so much faster than traditional medications. While existing anti-psychotics can take a long 6 to 12 weeks to show effects, IGC-AD1 has the potential to act within two weeks. This significantly faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof.

We currently have five platforms, each with a core molecule that can be modified. For example, the TGR family consists of many molecules, such as TGR-60, TGR-61, and TGR-63. TGR-63 targets plaques in Alzheimer’s. Similarly, the IGC-C and IGC-M platforms consist of many molecules. The Alzheimer’s targeting molecule from each of our platforms is set forth below:

● IGC-AD1: Our lead investigational drug tackles agitation, a major burden for patients and caregivers. By addressing neuroinflammation, it has the potential to offer a faster-acting solution compared to traditional medications.

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

● LMP: In preclinical development, LMP is designed to target multiple hallmarks of Alzheimer’s disease, including Aβ plaques and neurofibrillary tangles, for a comprehensive therapeutic effect.

We are also developing Artificial Intelligence (“AI”) models for predicting early Alzheimer’s detection biomarkers, optimizing clinical trials, and to help us explore new disease applications for our molecules. For example, our AI models are being developed to predict the probability that our molecules can work on other receptors, such as GLP1 (neurological disorders, weight loss), CB1 (neuropsychiatric conditions), among others. Additionally, our 26 patent filings, including for IGC-AD1, demonstrate our commitment to innovation and protecting our intellectual property. Collectively, these core assets and initiatives underscore our commitment to advancing the field of pharmaceuticals, delivering groundbreaking treatments, and creating lasting value for our investors. We remain steadfast in our pursuit of excellence and our mission to improve the lives of those affected by Alzheimer’s and related conditions.

IGC is a Maryland corporation established in 2005 with a fiscal year ending on March 31, spanning a 52- or 53-week period. IGC has two business segments: Life Sciences Segment and Infrastructure Segment. For more information on the business segments, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

 | June 30, 2024, Form 10-Q

Update:

Phase 2 Clinical Trial

IGC Pharma launched a Phase 2 trial with a protocol titled “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-controlled, trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease” (clinicaltrials.gov, Identifier: CT05543681). The study is powered to include 146 Alzheimer’s patients; as a superiority trial with parallel groups; half of the participants will receive a placebo, and the other half will receive IGC-AD1.

The primary and secondary endpoints are the mean change in agitation scores from baseline, compared to placebo, as assessed by the Cohen-Mansfield Agitation Inventory (“CMAI”) in Alzheimer’s patients after 6 weeks of treatment and the mean change in CMAI scores after 2 weeks of treatment, respectively. Agitation is rated at the trial site, at baseline, week 2, and week 6, by a trained practitioner using the CMAI, a scale designed and widely used to measure agitation in Alzheimer’s dementia (“AAD”) in clinical trials. The IGC-AD1 Phase 2 is an ongoing clinical trial that continues to enroll. IGC-AD1 is an oral liquid formulation administered twice daily (“bid”) for six weeks with no placebo run-in and titration to full dose over two days. To date over 1,000 oral doses have been administered, with no dose-limiting adverse events observed, highlighting the safety profile of IGC-AD1. The investigational product potentially targets different pathways implicated in agitation in Alzheimer’s dementia (“AAD”), including CB1 receptor dysfunction, neuroinflammation, and neurotransmitter imbalance.

AI / Machine Learning (“ML”)

In our pursuit of innovation, we leverage AI and ML. AI refers to the development of intelligent systems that can learn and act autonomously. ML is a branch of AI that allows computers to learn from data without the need for explicit programming. This technology plays a vital role in our efforts and could allow companies our size to do what previously was the domain of much larger pharmaceutical companies. For instance, we are utilizing ML by training transformers, a powerful neural network architecture, to analyze vast datasets from our Phase 1 and unblinded Phase 2 interim clinical trial to identify patterns and optimize the clinical trial protocol for a potential Phase 3 trial. The AI model, for example, can tell us if a particular neuropsychiatric scale that we used in Phase 1 and Phase 2 added valuable information to the trial, and if it did not, we could remove that scale from a future Phase 3 trial, thus saving money and time in the overall trial management. In the long term, with more data, the trained AI model could allow us to consider incoming patient signatures and predict outcomes for our drug, including adverse effects, thus personalizing the delivery of IGC-AD1.

Additionally, we are developing AI models that help us explore potential applications of molecules from our platforms beyond their initial Alzheimer’s targets; we know that TGR-63 and IGC-M3 target plaques in Alzheimer’s, however, AI models could help us consider applications of TGR-60, TGR-61, IGC-M1, IGC-M2, and many others. For example, we are investigating whether our molecules might interact with other receptors, like GLP-1. GLP-1 is a receptor linked to regulating blood sugar and is increasingly being studied for its potential role in neurological disorders, in addition to its established role in weight management. A successful link between our molecules and other targets potentially expands our opportunities, as some of these other markets, such as the weight loss market, are considerably larger than the Alzheimer’s market. These applications could potentially lead, if proven in future clinical trials, to new treatment avenues and broader market reach for our molecules. This analysis also potentially allows us to prioritize work on our molecules and optimize our resources.

Business Organization

As of June 30, 2024, the Company had the following operating subsidiaries: IGCare LLC, HH Processors, LLC, IGC Pharma, LLC, IGC Pharma IP, LLC, SAN Holdings, LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd., Techni Bharathi Private Limited (TBL), and Colombia-based beneficially-owned subsidiary IGC Pharma SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’s principal office is in Maryland, established in 2005. Additionally, the Company has offices in Washington state, Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

 | June 30, 2024, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of June 30, 2024, and March 31, 2024, condensed consolidated statements of operations for the three months ended June 30, 2024, and 2023, and condensed consolidated statements of cash flows for the three months ended June 30, 2024, and 2023, are unaudited. The consolidated balance sheet as of March 31, 2024, has been derived from audited financial statements, and the accompanying as of June 30, 2024 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2024 (“Fiscal 2024”) contained in the Company’s Form 10-K for Fiscal 2024, filed with the SEC on June 24, 2024, specifically in Note 2 to the consolidated financial statements.

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

Presentation and functional currencies

The Company operates in the U.S., Colombia, and India and a portion of the Company’s financials are denominated in the Indian Rupee (“INR”), or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, or the COP affect our financial statements.

The accompanying financial statements are reported in USD. INR and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into USD is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive (loss), a separate component of shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

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

The Company estimates that its current cash and cash equivalents balance with the working capital and equity investment is sufficient to support operations beyond the twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

 | June 30, 2024, Form 10-Q

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $28 thousand of accounts receivable, net of provision for the doubtful debt of $24 thousand as of June 30, 2024, as compared to $39 thousand of accounts receivable, net of provision for the doubtful debt of $24 thousand as of March 31, 2024.

Loss per share

The computation of basic loss per share for the three months ended June 30, 2024, excludes potentially dilutive securities of approximately 11 million shares, which includes share options, unvested shares such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the three months ended June 30, 2024, and 2023, used for the computation of basic earnings per share (“EPS”) is 72,813,538 and 53,077,436, respectively. Due to the loss incurred by the Company during the three months ended June 30, 2024, and 2023, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the three months ended June 30, 2024, there were no impactful breaches in cybersecurity.

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

 | June 30, 2024, Form 10-Q

Net sales disaggregated by significant products and services for the three months ended June 30, 2024, and 2023 are as follows:

	(in thousands) Three months ended June 30,
	2024 ($)	2023 ($)
Infrastructure segment (1)	-	167

Life Sciences segment
Wellness and lifestyle (2)	21	44
White labeling services (3)	251	344
Total	272	555

(1) Infrastructure segment consists of income from the rental of heavy construction equipment and construction contracts.

(2) Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, bath bombs, lotions, hemp crude extract, hemp isolate, and hemp distillate.

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

NOTE 3 – INVENTORY

	(in thousands)
	As of June 30, 2024 ($)	As of March 31, 2024 ($)
Raw materials	1,077	1,099
Work-in-Progress	36	-
Finished goods	397	441
Total	1,510	1,540

During the three months ended June 30, 2024, and 2023, the Company wrote off approximately $26 and $20 thousand of inventory due to abnormal loss due to the product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, general, and administrative Expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of June 30, 2024, and March 31, 2024, our consolidated balance sheet reported approximately $392 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of June 30, 2024 ($)	As of March 31, 2024 ($)
Advances to suppliers and consultants	34	41
Other receivables and deposits	51	52
Prepaid expenses and other current assets	240	115
Total	325	208

 | June 30, 2024, Form 10-Q

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $34 thousand statutory advances as of June 30, 2024, and approximately $39 thousand as of March 31, 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of June 30, 2024 ($)	As of March 31, 2024 ($)
Amortized intangible assets
Patents	837	836
Other intangibles	34	34
Accumulated amortization	(199)	(181)
Total amortized intangible assets	672	689

Other intangible assets
Patents	526	521
Software development cost	522	406
Total unamortized intangible assets	1,048	927
Total intangible assets	1,720	1,616

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended June 30, 2024, and 2023, amounted to approximately $20 thousand and $18 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of June 30, 2024, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2026	88
For the year ended 2027	97
For the year ended 2028	106
For the year ended 2029	117
For the year ended 2030	129

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of June 30, 2024 ($)	As of March 31, 2024 ($)
Land	N/A	-	-
Buildings and facilities	25	2,305	2,303
Plant and machinery	5-20	3,368	3,334
Computer equipment	3	166	166
Office equipment	3-5	136	140
Furniture and fixtures	5	92	93
Vehicles	5	101	101
Total gross value		6,168	6,137
Less: Accumulated depreciation		(2,582)	(2,442)
Total property, plant, and equipment, net		3,586	3,695

 | June 30, 2024, Form 10-Q

The depreciation expense in the three months ended June 30, 2024, and 2023 amounted to approximately $142 thousand and $137 thousand, respectively. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

Asset Held For Sale

During Fiscal 2024, the Company focused on liquidating all non-operating assets to reduce costs and generate cash. As a result, the Company impaired the land situated in Nagpur, India, by approximately $3.3 million to $720 thousand from $4.1 million to bring it closer to the fair market value. The Company believes it can sell the above-said non-operating land as it is without any improvement. Selling this land will give immediate cash, which the Company can use in its operating segments.

During the three months ended June 30, 2024, the Company started negotiating with an interested buyer and received approximately $180 thousand as a deposit. In the month of July 2024, the Company entered into an agreement with the buyer to sell the said land for a net realizable value of approximately $717 thousand. The agreement is subject to the final registration and execution. As of June 30, 2024, the Company holds the ownership and possession of the said land.

NOTE 7 – LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of June 30, 2024 ($)	As of March 31, 2024 ($)
Claims receivable (1)	686	686
Non-current deposits	2	2
Total	688	688

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of June 30, 2024 ($)	As of March 31, 2024 ($)
Compensation and other contributions	1,012	816
Provision for expenses	156	208
Short-term lease liability	133	124
Other current liability	417	419
Total	1,718	1,567

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $23 thousand and $25 thousand as of June 30, 2024, and March 31, 2024, respectively, and approximately $3 thousand of short-term loans as of June 30, 2024, and March 31, 2024, respectively.

 | June 30, 2024, Form 10-Q

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of June 30, 2024:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the three months ended June 30, 2024, the interest expense and principal payment for the EIDL were approximately $1 thousand and 1 thousand, respectively. For the three months ended June 30, 2023, the interest expense and principal payment for the EIDL were approximately $1 thousand and $1 thousand, respectively. As of June 30, 2024, approximately $136 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of
	June 30, 2024 ($)	March 31, 2024 ($)
Statutory reserve	20	20
Total	20	20

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2024, except as disclosed in the legal proceedings section below.

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

NOTE 13 – SECURITIES

As of June 30, 2024, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 75,636,419 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of June 30, 2024.

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

On March 22, 2024, the Company entered into a Share Purchase Agreement (the “March 2024 SPA”) with Bradbury Strategic Investment Fund A, resulting in approximately $3 million in gross proceeds. During the quarter ended June 30, 2024, the Company issued approximately 8.8 million shares of unregistered common stock at a price of $0.34 per share. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder. During fiscal 2024, the Company had received $500 thousand of the total $3 million due under the March 2024 SPA, while the remaining $2.5 million was received in April 2024.

 | June 30, 2024, Form 10-Q

NOTE 14 – STOCK-BASED COMPENSATION

As of June 30, 2024, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans approximately 9.1 million shares of common stock have been issued to employees, non-employees, and advisors. In addition, 7.6 million restricted share units (“RSUs”) fair valued at $4.6 million with a weighted average value of $0.61 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4.9 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based RSUs are accounted for upon certification by the management, confirming the probability of achievement of milestones. As of June 30, 2024, the management confirmed that five milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

Additionally, options held by advisors and directors to purchase 3.7 million shares of common stock fair valued at $925 thousand with a weighted average of $0.25 per share, which have been granted but are to be issued over a vesting period between Fiscal 2022 and Fiscal 2027. Options granted and issued before the vesting period are expensed when issued.

The options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2025	Granted in Fiscal 2024
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	4.15%	5.24%
Expected volatility	175%	175%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the three months ended June 30, 2024, the Company’s share-based expense and option-based expense shown in Selling, general, and administrative expenses (including research and development) were $268 thousand and $165 thousand, respectively, and for the three months ended June 30, 2023, the Company’s share-based expense and option-based expense was $354 thousand and $4 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2024	7,452	0.62
Granted	-	-
Vested	(100)	0.43
Cancelled/forfeited	-	-
Non-vested shares as of June 30, 2024	7,352	0.61

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2024	3,710	0.25	0.29
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of June 30, 2024	3,710	0.25	0.29

 | June 30, 2024, Form 10-Q

There was a combined unrecognized expense of $2.7 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 (four) years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2024, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Certificates of Deposit are classified as Level 2 as they do not have regular market pricing, but their fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024, and March 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of June 30, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	1,569	-	-	1,569	1,569	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	68	-	-	68	68	-
Level 2
Certificates of Deposit	174	-	-	174	174	-
Level 3	174	-	-	174	174	-
TOTAL	1,824	-	-	1,824	1,824	-

As of March 31, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	912	-	-	912	912	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	123	-	-	123	123	-
Level 2
Certificates of Deposit	150	-	-	150	150	-
Level 3	-	-	-	-	-	-
TOTAL	1,198	-	-	1,198	1,198	-

 | June 30, 2024, Form 10-Q

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

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)	The table below shows revenue reported by segment:

	(in thousands) Three months ended June 30,
	2024 ($)	2023 ($)
Infrastructure segment	-	167

Life Sciences segment
Wellness and lifestyle	21	44
White labeling services	251	344
Total	272	555

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended June 30, 2024 ($)	Percentage of Total Revenue ($)

Asia	India	-	-
America	U.S.	272	100%
	Colombia	-	-
Total		272	100%

		(in thousands)
Segments	Country	Three months ended June 30, 2023 ($)	Percentage of Total Revenue ($)

Asia	India	167	30%
America	U.S.	388	70%
	Colombia	-	-%
Total		555	100%

 | June 30, 2024, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile (U.S.) and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of June 30, 2024 ($)
Intangible assets, net	1,720	-	1,720
Property, plant, and equipment, net	3,519	67	3,586
Claims and advances	410	278	688
Operating lease asset	166	27	193
Total non-current assets	5,815	372	6,187

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2024 ($)
Intangible assets, net	1,616	-	1,616
Property, plant, and equipment, net	3,620	75	3,695
Claims and advances	410	278	688
Operating lease asset	193	5	198
Total non-current assets	5,839	358	6,197

NOTE 17 – SUBSEQUENT EVENT

●

In the month of July 2024, the Company entered into an Agreement to Sell (“Agreement”) to sell the land situated in Nagpur for a net realizable value of approximately $717 thousand. The above-said agreement is subject to the final registration and execution. The Company holds the ownership and possession of the said land.

●

On July 08, 2024, the Company successfully renewed the working capital credit facility from O- Bank, totaling $12 million for one year. This credit facility serves to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations.

 | June 30, 2024, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 24, 2024 (the “2024 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

Overview

IGC Pharma is on a mission to transform Alzheimer’s treatment. We are attempting to build a robust pipeline comprising five assets, each targeting different facets of Alzheimer’s disease at various stages of development.

● IGC-AD1: Our primary drug candidate, currently undergoing a Phase 2 clinical trial (clinicaltrials.gov, CT05543681), IGC-AD1 holds significant potential in alleviating the burden of agitation in this vulnerable population. This CB1 partial agonist is specifically designed to address neuroinflammation associated with agitation in Alzheimer’s patients.

● TGR-63: Through pre-clinical studies, TGR-63 has demonstrated its potential to disrupt the progression of Alzheimer’s by targeting Aβ plaques, a hallmark feature of the disease. This approach offers new avenues for intervening in the underlying pathology of Alzheimer’s.

● IGC-1C: At the preclinical stage, we believe IGC-1C represents a forward-thinking approach to Alzheimer’s therapy by targeting tau protein and neurofibrillary tangles, crucial contributors to the neurodegenerative process. By addressing these pathological mechanisms, IGC-1C holds potential for disease-modifying interventions.

● IGC-M3: Also in preclinical development, IGC-M3 aims to inhibit the aggregation of Aβ plaques, offering potential therapeutic benefits in early stage Alzheimer’s by targeting the underlying pathology responsible for cognitive decline.

● LMP: Designed to target multiple hallmarks of Alzheimer’s disease, including Aβ plaques and neurofibrillary tangles, LMP potentially represents a comprehensive therapeutic approach to addressing the complex pathophysiology of the disease.

In addition to our pipeline of therapeutic candidates, IGC Pharma is attempting to leverage Artificial Intelligence (“AI”) to develop models for the early detection of Alzheimer’s and to optimize clinical trial design. By integrating cutting-edge technology with innovative drug development, we are striving to make significant steps in the fight against Alzheimer’s disease.

Furthermore, IGC controls a total of 26 patent filings reflecting our commitment to innovation and intellectual property protection, including for IGC-AD1. Our patent portfolio underscores our dedication to safeguarding our competitive advantage in the market.

IGC Pharma Inc., is a Maryland corporation established in 2005 with a fiscal year ending on March 31, spanning a 52- or 53-week period.

IGC has two segments: Life Sciences Segment and Infrastructure Segment.

 | June 30, 2024, Form 10-Q

Life Sciences Segment

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so much faster than traditional medications. While existing anti-psychotics can take a long 6 to 12 weeks to show effects, IGC-AD1 has the potential to act within two weeks. This significantly faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof. In addition, we have created in-house wellness brands, available through online channels that are compliant with relevant federal, state, and local laws and regulations. We derive revenue from our in-house wellness non-pharmaceutical formulations that are manufactured as non-GMO, vegan, products at our facility and are sold over-the-counter (“OTC”).

Infrastructure Segment

The Company’s infrastructure business has been operating since 2008, it includes (i) Execution of Construction Contracts and (ii) Rental of Heavy Construction Equipment.

Contract Research Organization (CRO) and Clinical Trial Software

The IGC-Pharma Electronic Data Capture system (“IGC-EDC”) is a secure and user-friendly data management software designed to collect electronic clinical trial data. It includes rigorous security measures to protect data and ensure compliance with regulations. The system is designed for our Phase 2 trial and can store and organize various handwritten source documents. This allows users to generate data reports for analysis and computational models to simulate the effects of our investigational drug IGC-AD1.

Recognizing the importance of operational excellence and cost management in clinical trials, we have established an internal CRO with proprietary software to reduce trial costs compared to using external CROs. Additionally, we are integrating machine learning and AI into the software framework for improved decision-making, data entry, computational models, trial design (Phase 3), and data analysis.

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

● Allocate capital to enhance shareholder value.

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

 | June 30, 2024, Form 10-Q

Company Highlights for the Quarter ended June 30, 2024

●	On June 25, 2024, the Company shared positive pre-clinical results for TGR-63, showing its potential in combating Alzheimer’s disease in an Alzheimer’s mouse model.

●

On May 28, 2024, the Company announced patient enrollment at Neurostudies, Inc. in Port Charlotte, Florida, for its Phase 2 clinical trial investigating IGC-AD1, the lead investigational drug, as a potential treatment for agitation in Alzheimer’s disease.

●

On April 16, 2024, the Company announced that interim data from its Phase 2 clinical trial demonstrates a clinically significant reduction, approaching statistical significance, in agitation in Alzheimer’s at week two compared to placebo.

●

On April 9, 2024, the Company welcomed Pablo Arbelaez, Ph.D., a renowned AI expert and researcher, to support the development of the Phase 2 clinical trial of IGC-AD1, the lead therapeutic candidate addressing agitation in Alzheimer’s disease.

 | June 30, 2024, Form 10-Q

Results of Operations for the Three Months Ended June 30, 2024, and June 30, 2023

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended June 30, 2024, and June 30, 2023:

Statement of Operations (in thousands, unaudited)

	Three months ended June 30,
	2024 ($)	2023 ($)	Change ($)	Percent Change
Revenue	272	555	(283)	(51)%
Cost of revenue	(109)	(300)	191	(64)%
Gross profit	163	255	(92)	(36)%
Selling, General and Administrative expenses	(1,670)	(1,647)	(23)	1%
Research and development expenses	(889)	(747)	(142)	19%
Operating loss	(2,396)	(2,139)	(257)	12%
Other income, net	18	64	(46)	(72)%
Loss before income taxes	(2,378)	(2,075)	(303)	15%
Income tax expense/benefit	-	-	-	-
Net loss	(2,378)	(2,075)	(303)	15%

Revenue – Revenue was approximately $272 thousand and $555 thousand for the three months ended June 30, 2024, and June 30, 2023, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic health care products, among others. The decrease in revenue is attributed to the completion of our Infrastructure project in India as well as the white-label project in the U.S., both of which comprise approximately 50% of June 2023 revenue. The Company is committed to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment.

Cost of revenue – Cost of revenue amounted to approximately $109 thousand for the three months ended June 30, 2024, compared to $300 thousand in the three months ended June 30, 2023, this represents gross margins of 60% and 46%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

Selling, General and Administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended June 30, 2024, SG&A expenses increased by approximately $23 thousand or 1% to approximately $1.7 million as compared to the three months ended June 30, 2023.

Research and Development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $142 thousand or 19% to approximately $889 thousand during the three months ended June 30, 2024, from approximately $747 thousand. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2 trial on Alzheimer’s expand.

Other income, net – Other net income decreased by approximately $46 thousand or 72% during the thousand months ended June 30, 2024. As a result, the total other income for the three months ended June 30, 2024, and 2023 is approximately $18 thousand and $64 thousand, respectively. The other income for the three months ended June 30, 2023, is attributable to profit from the sale of assets. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales.

 | June 30, 2024, Form 10-Q

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

Pursuant to the signed Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, CO., LTD., the Company successfully obtained a working capital credit facility totaling $12 million and, in addition, signed two SPAs to raise $6 million in exchange for approximately 18.8 million shares. Out of $6 million, the Company received $2.5 million during the quarter ended June 30, 2024. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful. Please refer to Note 13 – “Securities”, for more information.

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

	(in thousands, unaudited)
	As of June 30 31, 2024 ($)	As of March 31, 2024 ($)	Change	Percent Change
Cash and cash equivalents	1,824	1,198	626	52%
Working capital	1,919	1,365	554	41%

Cash and cash equivalents

Cash and cash equivalents increased by approximately $626 thousand to $1.8 million in the three months ended June 30, 2024, from $1.2 million as of March 31, 2024, an increase of approximately 52%.

 | June 30, 2024, Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)
	Three months ended June 30,			Percent
	2024	2023	Change	Change
Cash used in operating activities	(1,752)	(1,468)	(284)	16%
Cash used in investing activities	(131)	(5)	(126)	2,520%
Cash provided by (used in) financing activities	2,507	(1)	2,508	(250,800)%
Effects of exchange rate changes on cash and cash equivalents	2	1	1	100%
Net decrease in cash and cash equivalents	626	(1,473)	2,099	(142)%
Cash and cash equivalents at the beginning of period	1,198	3,196	(1,998)	(63)%
Cash and cash equivalents at the end of the period	1,824	1,723	101	6%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2024, was approximately $1.8 million. It consists of a net loss of approximately $2.4 million, a positive impact on cash due to non-cash expenses of approximately $564 thousand, and a positive change in operating assets and liabilities of approximately $62 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $162 thousand and stock-based expenses of approximately $402 thousand. In addition, changes in operating assets and liabilities had a positive impact of approximately $62 thousand on cash, of which a net negative impact of approximately $118 thousand is due to an increase in deposits and advances, and a positive impact of approximately $151 thousand is due to increase in accrued and other liabilities, and net other current assets and liabilities of approximately $29 thousand.

Net cash used in operating activities for the three months ended June 30, 2023, was approximately $1.5 million. It consists of a net loss of approximately $2.1 million, a positive impact on cash due to non-cash expenses of approximately $459 thousand, and a positive change in operating assets and liabilities of approximately $148 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $155 thousand, stock-based expenses of approximately $357 thousand, and an approximately $53 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a positive impact of approximately $148 thousand on cash, of which a net negative impact of approximately $118 thousand is due to an increase in accounts receivables, a positive impact of approximately $142 thousand is due to increase in accounts payable, a positive impact of approximately $91 thousand is due to increase in accrued and other liabilities and net other current assets and liabilities of approximately $33 thousand.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2024, was approximately $131 thousand, which comprised of expenses of approximately $93 thousand for the acquisition and development of intangible assets, and approximately $38 thousand for the net purchase of property, plant, and equipment.

Net cash used in investing activities for the three months ended June 30, 2023, was approximately $5 thousand, which comprised of expenses of approximately $28 thousand for the acquisition and filing expenses related to intellectual property, approximately $23 thousand for the purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was approximately $2.5 million for the three months ended June 30, 2024, which is comprised of net proceeds from issuance of equity stock of approximately $2.5 million and re-payment of the loan of approximately $1 thousand. Please refer to Note 13 – “Securities”, for more information.

Net cash used in financing activities was approximately $1 thousand for the three months ended June 30, 2023, which is comprised of re-payment of loan.

 | June 30, 2024, Form 10-Q

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

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in the 2024 Form 10-K, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K, for a discussion of all our critical and significant accounting policies.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (‘FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements that may apply to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2024 Form 10-K.

 | June 30, 2024, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | June 30, 2024, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of June 30, 2024, we were not party to any material legal proceedings.

During the fiscal quarter ended June 30, 2024, the following material litigation is pending:

Engineering and Consulting Group SAS et al. v IGC Pharma Inc., case file no. 110016000050202247710 (Prosecutor's Office 393 Sectional Economic Crimes Unit, Bogota, Colombia). The Company and the ECG corporation are in a contractual dispute. The Company filed a complaint against four (4) individuals with the Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia, under file no. 110016000050202247710 for charges of fraud, falsification of a private document, and conspiracy to commit a crime. The complaint was filed in 2022. In December 2023, the case was reviewed by the investigator and scheduled and accepted for a hearing by the prosecutor in calendar 2024.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 24, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 | June 30, 2024, Form 10-Q

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

 | June 30, 2024, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: August 7, 2024	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

 | June 30, 2024, Form 10-Q