Form 10-Q
period 2024-09-30
IGC Pharma, Inc.
filed 2024-11-12
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

77,449,374 shares of our common stock were outstanding as of November 7, 2024.

 | September 30, 2024, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

 | September 30, 2024, Form 10-Q

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

This document also contains statements that are not approved by the FDA, including but not limited to the statements on hemp and hemp extracts and their potential efficacy on humans and animals. While these statements and claims are intended to be in compliance with federal and state laws, we cannot guarantee such compliance.

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

 | September 30, 2024, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2024 ($)	March 31, 2024 ($)
ASSETS
Current assets:
Cash and cash equivalents	1,546	1,198
Accounts receivable, net	44	39
Inventory	1,510	1,540
Asset held for sale	716	720
Deposits and advances	434	208
Total current assets	4,250	3,705

Non-current assets:
Intangible assets, net	1,803	1,616
Property, plant, and equipment, net	3,468	3,695
Claims and advances	687	688
Operating lease asset	161	198
Total non-current assets	6,119	6,197
Total assets	10,369	9,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	768	773
Accrued liabilities and others	2,034	1,567
Total current liabilities	2,802	2,340

Non-current liabilities:
Long-term loans	135	137
Other liabilities	20	20
Operating lease liability	35	84
Total non-current liabilities	190	241
Total liabilities	2,992	2,581

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of September 30, 2024, and March 31, 2024.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 76,636,419 and 66,691,195 shares issued and outstanding as of September 30, 2024, and March 31, 2024, respectively.	128,578	124,409
Accumulated other comprehensive loss	(3,441)	(3,423)
Accumulated deficit	(117,760)	(113,665)
Total stockholders’ equity	7,377	7,321
Total liabilities and stockholders’ equity	10,369	9,902

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	($)	($)	($)	($)

Revenue	412	291	684	846
Cost of revenue	(214)	(117)	(323)	(417)
Gross profit	198	174	361	429
Selling, general and administrative expenses	(1,041)	(1,397)	(2,711)	(3,044)
Research and development expenses	(917)	(1,268)	(1,806)	(2,015)
Operating loss	(1,760)	(2,491)	(4,156)	(4,630)
Other income, net	43	40	61	104
Loss before income taxes	(1,717)	(2,451)	(4,095)	(4,526)
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(1,717)	(2,451)	(4,095)	(4,526)
Foreign currency translation adjustments	(15)	(63)	(18)	(54)
Comprehensive loss	(1,732)	(2,514)	(4,113)	(4,580)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	(0.05)	(0.06)	(0.08)
Weighted-average number of shares used in computing net loss per share amounts:	76,007,129	54,301,087	74,419,059	53,695,912

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended September 30, 2023	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of June 30, 2023	53,077	119,322	(102,740)	(3,380)	13,202
Common stock-based compensation & expenses, net	1,130	550	-	-	550
Share money received but not allotted	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	10,000	2,860	-	-	2,860
Cancellation/forfeiture of shares	(500)	-	-	-	-
Net loss	-	-	(2,451)	-	(2,451)
Foreign currency translation adjustments	-	-	-	(63)	(63)
Balances as of September 30, 2023	63,707	122,732	(105,191)	(3,443)	14,098

Three months ended September 30, 2024
Balances as of June 30, 2024	75,636	127,349	(116,043)	(3,426)	7,880
Common stock-based compensation & expenses, net	-	434	-	-	434
Share money received but not allotted	-	427	-	-	427
Issuance of common stock through offering (net of expenses)	1,000	368	-	-	368
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(1,717)	-	(1,717)
Foreign currency translation adjustments	-	-	-	(15)	(15)
Balances as of September 30, 2024	76,636	128,578	(117,760)	(3,441)	7,377

Six months ended September 30, 2023	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	1,130	907	-	-	907
Issuance of common stock through offering (net of expenses)	10,000	2,860	-	-	2,860
Share money received but not allotted	-	-	-	-	-
Cancellation/forfeiture of shares	(500)	-	-	-	-
Net loss	-	-	(4,526)	-	(4,526)
Foreign currency translation adjustments	-	-	-	(54)	(54)
Balances as of September 30, 2023	63,707	122,732	(105,191)	(3,443)	14,098

Six months ended September 30, 2024
Balances as of March 31, 2024	66,691	124,409	(113,665)	(3,423)	7,321
Common stock-based compensation & expenses, net	-	867	-	-	867
Share money received but not allotted	-	427	-	-	427
Issuance of common stock through offering (net of expenses)	9,945	2,875	-	-	2,875
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(4,095)	-	(4,095)
Foreign currency translation adjustments	-	-	-	(18)	(18)
Balances as of September 30, 2024	76,636	128,578	(117,760)	(3,441)	7,377

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months Ended September 30,
	2024 ($)	2023 ($)
Cash flows from operating activities:
Net loss	(4,095)	(4,526)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	307	313
Common stock-based compensation and expenses, net	804	907
Profit on sale of assets	(14)	(42)
Other non-cash items	-	(10)

Changes in:
Accounts receivables, net	(5)	(30)
Inventory	30	15
Deposits and advances	(227)	76
Claims and advances	1	5
Accounts payable	(4)	19
Accrued and other liabilities	467	185
Operating lease asset	37	63
Operating lease liability	(49)	(61)
Net cash used in operating activities	(2,748)	(3,086)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(67)	(55)
Sale of property, plant, and equipment	16	42
Investment in short term investments	-	128
Acquisition and development of intangible assets	(145)	(48)
Net cash used in investing activities	(196)	67

Cash flows from financing activities:
Net proceeds from the issuance of common stock	3,303	2,860
Repayment of long-term loan	(2)	(2)
Net cash provided by financing activities	3,301	2,858

Effects of exchange rate changes on cash and cash equivalents	(9)	(9)
Net increase (decrease) in cash and cash equivalents	348	(170)
Cash and cash equivalents at the beginning of the period	1,198	3,196
Cash and cash equivalents at the end of the period	1,546	3,026

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	804	907

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

 | September 30, 2024, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2024

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

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster-acting and more effective solutions. Our leading drug candidate, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so much faster than traditional medications. While existing anti-psychotics can take as long as 6 to 12 weeks to show effects, IGC-AD1 has the potential to act within 2 weeks. This significantly faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof.

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

 | September 30, 2024, Form 10-Q

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

AI / Machine Learning (“ML”)

In our pursuit of innovation, we leverage AI and ML. AI refers to the development of intelligent systems that can learn and act autonomously. ML is a branch of AI that allows computers to learn from data without the need for explicit programming. This technology plays arole in our efforts and could allow companies our size to do what previously was the domain of much larger pharmaceutical companies. For instance, we are utilizing ML by training transformers, a powerful neural network architecture, to analyze vast datasets from our Phase 1 and unblinded Phase 2 interim clinical trial to identify patterns and optimize the clinical trial protocol for a potential Phase 3 trial. The AI model, for example, can tell us if a particular neuropsychiatric scale that we used in Phase 1 and Phase 2 added valuable information to the trial, and if it did not, we could remove that scale from a future Phase 3 trial, thus saving money and time in the overall trial management. In the long term, with more data, the trained AI model could allow us to consider incoming patient signatures and predict outcomes for our drug, including adverse effects, thus personalizing the delivery of IGC-AD1.

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

Business Organization

As of September 30, 2024, the Company had the following operating subsidiaries: IGCare LLC, HH Processors, LLC, IGC Pharma, LLC, IGC Pharma IP, LLC, SAN Holdings, LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd., Techni Bharathi Private Limited (TBL), and Colombia-based beneficially-owned subsidiary IGC Pharma SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. IGC has two business segments: Life Sciences Segment and Infrastructure Segment. For more information on the business segments, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company’s principal office is in Maryland, established in 2005. Additionally, the Company has offices in Washington state, Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

 | September 30, 2024, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of September 30, 2024, and March 31, 2024, condensed consolidated statements of operations for the three months and six months ended September 30, 2024, and 2023, and condensed consolidated statements of cash flows for the six months ended September 30, 2024, and 2023, are unaudited. The consolidated balance sheet as of March 31, 2024, has been derived from audited financial statements, and the accompanying as of September 30, 2024 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

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

The Company estimates that its current cash and cash equivalents balance with the working capital and investments with other financial options are sufficient to support operations beyond the twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

 | September 30, 2024, Form 10-Q

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $44 thousand of accounts receivable, net of provision for the doubtful debt of $10 thousand as of September 30, 2024, as compared to $39 thousand of accounts receivable, net of provision for the doubtful debt of $24 thousand as of March 31, 2024.

Loss per share

The computation of basic loss per share for the six months ended September 30, 2024, excludes potentially dilutive securities of approximately 11 million shares, which includes share options, unvested shares, such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the six months ended September 30, 2024, and 2023, used for the computation of basic earnings per share (“EPS”) is 74,419,059 and 53,695,912, respectively, as compared to 76,007,129 and 54,301,087 for the three months ended September 30, 2024, and 2023, respectively. Due to the loss incurred by the Company during the six months ended September 30, 2024, and 2023, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the six months ended September 30, 2024, there were no impactful breaches in cybersecurity.

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

 | September 30, 2024, Form 10-Q

Net sales disaggregated by significant products and services for the three months and six months ended September 30, 2024, and 2023 are as follows:

	(in thousands) Three months ended September 30, 2024 ($)	(in thousands) Three months ended September 30, 2023 ($)	(in thousands) Six months ended September 30, 2024 ($)	(in thousands) Six months ended September 30, 2023 ($)
Infrastructure segment (1)	-	-	-	166

Life Sciences segment
Wellness and lifestyle (2)	46	69	67	113
White labeling services (3)	366	222	617	567
Total	412	291	684	846

(1) Infrastructure segment consists of income from the rental of heavy construction equipment and construction contracts.

(2) Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, tinctures, capsules, lotions and hemp derivatives.

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

NOTE 3 – INVENTORY

	(in thousands)
	As of September 30, 2024 ($)	As of March 31, 2024 ($)
Raw materials	1,104	1,099
Work-in-Progress	2	-
Finished goods	404	441
Total	1,510	1,540

During the six months ended September 30, 2024, and 2023, the Company wrote off approximately $2 thousand and $3 thousand of inventory due to abnormal loss due to product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, general, and administrative expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of September 30, 2024, and March 31, 2024, our consolidated balance sheet reported approximately $392 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of September 30, 2024 ($)	As of March 31, 2024 ($)
Advances to suppliers and consultants	192	41
Other receivables and deposits	44	52
Prepaid expenses and other current assets	198	115
Total	434	208

 | September 30, 2024, Form 10-Q

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $48 thousand statutory advances as of September 30, 2024, and approximately $39 thousand as of March 31, 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of September 30, 2024 ($)	As of March 31, 2024 ($)
Amortized intangible assets
Patents	744	836
Other intangibles	34	34
Accumulated amortization	(201)	(181)
Total amortized intangible assets	577	689

Other intangible assets
Patents	546	521
Software development cost	680	406
Total unamortized intangible assets	1,226	927
Total intangible assets	1,803	1,616

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended September 30, 2024, and 2023, amounted to approximately $20 thousand and $18 thousand, respectively, whereas the amortization expense in the six months ended September 30, 2024, and 2023 amounted to approximately $40 thousand and $36 thousand, respectively. During the three months ended September 30, 2024, the company reversed its obligation towards one of its licensors, which also reversed the amortization expense of approximately $20 thousand.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of September 30, 2024, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2026	89
For the year ended 2027	97
For the year ended 2028	107
For the year ended 2029	118
For the year ended 2030	130

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of September 30, 2024 ($)	As of March 31, 2024 ($)
Buildings and facilities	25	2,307	2,303
Plant and machinery	5-20	3,240	3,334
Computer equipment	3	178	166
Office equipment	3-5	135	140
Furniture and fixtures	5	99	93
Vehicles	5	101	101
Total gross value		6,060	6,137
Less: Accumulated depreciation		(2,592)	(2,442)
Total property, plant, and equipment, net		3,468	3,695

 | September 30, 2024, Form 10-Q

The depreciation expense in the three months ended September 30, 2024, and 2023 amounted to approximately $145 thousand and $140 thousand, respectively. The depreciation expense in the six months ended September 30, 2024, and 2023 amounted to approximately $287 thousand and $277 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation. In addition, during the six months ended, September 30, 2024, the Company received approximately $562 thousand as advance for the land. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

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

During the quarter ended September 30, 2024, the Company entered into an agreement with the buyer to sell the said land for a net realizable value of approximately $716 thousand. The agreement is subject to the final registration and execution. The Company received net approximately $383 thousand as a deposit. As of September 30, 2024, the Company holds the ownership and possession of the said land.

NOTE 7 – LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of September 30, 2024 ($)	As of March 31, 2024 ($)
Claims receivable (1)	685	686
Non-current deposits	2	2
Total	687	688

(1)

The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of September 30, 2024 ($)	As of March 31, 2024 ($)
Compensation and other contributions	1,034	816
Provision for expenses	72	208
Short-term lease liabilities	134	124
Other current liabilities	794	419
Total	2,034	1,567

 | September 30, 2024, Form 10-Q

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liabilities also includes statutory payables of approximately $18 thousand and $25 thousand as of September 30, 2024, and March 31, 2024, respectively, and approximately $3 thousand of short-term loans as of September 30, 2024, and March 31, 2024, respectively. In addition, during the six months ended, September 30, 2024, the Company received approximately $562 thousand as advance for the land. Please refer to Note 6 – “Property, plant and, equipment”, for more information.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of September 30, 2024:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the six months ended September 30, 2024, the interest expense and principal payment for the EIDL were approximately $3 thousand and $2 thousand, respectively. For the six months ended September 30, 2023, the interest expense and principal payment for the EIDL were approximately $3 thousand and $2 thousand, respectively. As of September 30, 2024, approximately $135 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

On June 30, 2023, (the “Effective Date”), the Company entered into a Master Loan and Security Agreement along with the General Banking Facility Letter (collectively called the “Credit Agreement”) with O-Bank, CO., LTD., a banking corporation incorporated under the laws of Taiwan, as administrative agent and lender (the “Lender’) pursuant to which the Borrower may borrow up to USD$12,000,000.00 only or the equivalent thereof in other major currencies (the “Credit Facility”). The Credit Facility under the Credit Agreement contained a maturity date on the first anniversary of the Effective Date. Borrowings under the Loan Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1%, and the Borrower shall bear the tax. Interest is due and payable in full by the Borrower on the last business day of each interest period. On July 29, 2024, the Company entered into an amendment to extend the Credit Agreement with O-Bank, CO., LTD, effective July 8, 2024. The amendment extended the term of the Loan Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 7, 2023, with the exception of a reduction in the facility fees from $120,000 to $84,000. All other material terms of the Credit Agreement remain unchanged.

Other Liability:

	(in thousands)
	As of
	September 30, 2024 ($)	March 31, 2024 ($)
Statutory reserve	20	20
Total	20	20

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2024, except as disclosed in the legal proceedings section below.

 | September 30, 2024, Form 10-Q

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

NOTE 13 – SECURITIES

As of September 30, 2024, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 76,636,419 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of September 30, 2024.

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

On September 25, 2024, the Company entered into the 2024 Share Purchase Agreement (the “September 2024 SPA”) with Moran Global Strategies, Inc., a Virginia corporation (“MGS”), which is owned by James Moran, a director of IGC, relating to the sale and issuance by our company to the investors of an aggregate of 588,235 shares of our common stock, for a total purchase price of $200,000. or $0.34 per share, subject to the terms and conditions set forth in the September 2024 SPA . The investment is subject to customary closing conditions, including NYSE approval. As per the September 2024 SPA, the investor received piggyback registration rights subject to certain restrictions. During the quarter ended September 30, 2024, the Company received the purchase price, and the issuance of common stock are under process.

During the quarter ended on September 30, 2024, Techni Bharathi Private Limited (TBL), a wholly owned subsidiary of IGC Pharma Inc., buy-backed its shares worth of approximately $300 thousand from IGC Pharma Inc. The above transaction has no impact on the consolidated financial statement and ownership of IGC Pharma on TBL.

NOTE 14 – STOCK-BASED COMPENSATION

As of September 30, 2024, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans approximately 9.1 million shares of common stock have been issued to employees, non-employees, and advisors. In addition, 7.6 million restricted share units (“RSUs”) fair valued at $4.6 million with a weighted average value of $0.61 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4.9 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based RSUs are accounted for upon certification by the management, confirming the probability of achievement of milestones. As of September 30, 2024, the management confirmed that five milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

Additionally, stock options held by advisors and directors to purchase 3.7 million shares of common stock fair valued at $925 thousand with a weighted average of $0.25 per share, which have been granted but are to be issued over a vesting period between Fiscal 2022 and Fiscal 2027. Options granted and issued before the vesting period are expensed when issued.

 | September 30, 2024, Form 10-Q

The stock options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2025	Granted in Fiscal 2024
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	4.15%	5.24%
Expected volatility	175%	175%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the six months ended September 30, 2024, the Company’s share-based expense and option-based expense shown in Selling, general, and administrative expenses (including research and development) were $536 thousand and $330 thousand, respectively, and for the six months ended September 30, 2023, the Company’s share-based expense and option-based expense was $901 thousand and $6 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2024	7,452	0.62
Granted	-	-
Vested	(100)	0.43
Cancelled/forfeited	-	-
Non-vested shares as of September 30, 2024	7,352	0.61

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2024	3,710	0.25	0.29
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of September 30, 2024	3,710	0.25	0.29

As of September 30, 2024, there was a combined unrecognized expense of $2.34 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2024, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Certificates of Deposit are classified as Level 2 as they do not have regular market pricing, but their fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

 | September 30, 2024, Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024, and March 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of September 30, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	1,423	-	-	1,423	1,423	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	-	-	-	-	-	-
Mutual Fund	-	-	-	-	-	-
Level 2
Certificates of Deposit	123	-	-	123	123	-
Level 3						-
TOTAL	1,546	-	-	1,546	1,546	-

As of March 31, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	912	-	-	912	912	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	123	-	-	123	123	-
Level 2
Certificates of Deposit	150	-	-	150	150	-
Level 3	-	-	-	-	-	-
TOTAL	1,198	-	-	1,198	1,198	-

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

 | September 30, 2024, Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

	(in thousands) Three months ended September 30, 2024 ($)	(in thousands) Three months ended September 30, 2023 ($)	(in thousands) Six months ended September 30, 2024 ($)	(in thousands) Six months ended September 30, 2023 ($)
Infrastructure segment	-	-	-	166

Life Sciences segment
Wellness and lifestyle	46	69	67	113
White labeling services	366	222	617	567
Total	412	291	684	846

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended September 30, 2024 ($)	Six months ended September 30, 2024 ($)

Asia	India	-	-
America	U.S.	410	682
	Colombia	2	2
Total		412	684

		(in thousands)
Segments	Country	Three months ended September 30, 2023 ($)	Six months ended September 30, 2023 ($)

Asia	India	-	166
America	U.S.	291	680
Total		291	846

 | September 30, 2024, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile (U.S.) and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of September 30, 2024 ($)
Intangible assets, net	1,803	-	1,803
Property, plant, and equipment, net	3,408	60	3,468
Claims and advances	410	277	687
Operating lease asset	138	23	161
Total non-current assets	5,759	360	6,119

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2024 ($)
Intangible assets, net	1,616	-	1,616
Property, plant, and equipment, net	3,620	75	3,695
Claims and advances	410	278	688
Operating lease asset	193	5	198
Total non-current assets	5,839	358	6,197

NOTE 17 – SUBSEQUENT EVENTS

None.

 | September 30, 2024, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and six months ended September 30, 2024, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 24, 2024 (the “2024 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

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

IGC has two segments: Life Sciences Segment and Infrastructure Segment.

 | September 30, 2024, Form 10-Q

Life Sciences Segment

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so much faster than traditional medications. While existing anti-psychotics can take as long as 6 to 12 weeks to show effects, IGC-AD1 has the potential to act within 2 weeks. This significantly faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof. In addition, we have created in-house wellness brands, available through online channels that are compliant with relevant federal, state, and local laws and regulations. We derive revenue from our in-house wellness non-pharmaceutical formulations that are manufactured as non-GMO, vegan, products at our facility and are sold over-the-counter (“OTC”).

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

 | September 30, 2024, Form 10-Q

Company Highlights for the Quarter ended September 30, 2024

●

On September 4, 2024, the Company announced the advancement of its proprietary formulation, IGC-AD1, toward clinical trials as a potential anti-amyloid disease-modifying treatment for Alzheimer’s disease.

●	On August 22, 2024, the Company announced preclinical research demonstrating the therapeutic potential of IGC-1C, a novel small-molecule modulator.

●

As a result of AI modeling, on August 20, 2024, the Company announced that a proprietary molecule, IGC-1A, has been identified as a potential GLP-1 agonist. Identifying IGC-1A as a potential GLP-1 agonist marks a significant milestone for IGC Pharma, presenting a substantial market opportunity and improving patient care for various conditions.

●	On July 9, 2024, the Company announced preclinical analyses of TGR-63 to demonstrate blood-brain barrier permeability and safety profile.

 | September 30, 2024, Form 10-Q

Results of Operations for the Three Months Ended September 30, 2024, and September 30, 2023

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2024, and September 30, 2023:

Statement of Operations (in thousands, unaudited)

	Three months ended September 30,
	2024 ($)	2023 ($)	Change ($)	Percent Change
Revenue	412	291	121	42%
Cost of revenue	(214)	(117)	(97)	83%
Gross profit	198	174	24	14%
Selling, general and administrative expenses	(1,041)	(1,397)	356	(25)%
Research and development expenses	(917)	(1,268)	351	(28)%
Operating loss	(1,760)	(2,491)	731	(29)%
Other income, net	43	40	3	8%
Loss before income taxes	(1,717)	(2,451)	734	(30)%
Income tax expense/benefit	-	-	-	-
Net loss	(1,717)	(2,451)	734	(30)%

Revenue – Revenue was approximately $412 thousand and $291 thousand for the three months ended September 30, 2024, and September 30, 2023, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic health care products, among others. The increase in revenue is attributed to the white-label project in the U.S. The Company is committed to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment.

Cost of revenue – Cost of revenue amounted to approximately $214 thousand for the three months ended September 30, 2024, compared to $117 thousand in the three months ended September 30, 2023, this represents gross margins of 48% and 60%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Sciences business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

Selling, general and administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months that ended September 30, 2024, SG&A expenses decreased by approximately $356 thousand or 25% to approximately $ 1 million during the three months ended September 30, 2024. The decrease of $356 thousand is attributed to a decrease in marketing and corporate expenses.

Research and development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $351 thousand or 28% to approximately $917 thousand during the three months ended September 30, 2024, from approximately $1.3 million. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2 trial on Alzheimer’s expand.

Other income, net – Other net income increased by approximately $3 thousand or 8% during the thousand months ended September 30, 2024. As a result, the total other income for the three months ended September 30, 2024, and 2023 is approximately $43 thousand and $40 thousand, respectively. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales.

 | September 30, 2024, Form 10-Q

Results of Operations for the Six Months Ended September 30, 2024, and September 30, 2023

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended September 30, 2024, and September 30, 2023:

Statement of Operations (in thousands, unaudited)

	Six months ended September 30,
	2024 ($)	2023 ($)	Change ($)	Percent Change
Revenue	684	846	(162)	(19)%
Cost of revenue	(323)	(417)	94	(23)%
Gross profit	361	429	(68)	(16)%
Selling, general and administrative expenses	(2,711)	(3,044)	333	11%
Research and development expenses	(1,806)	(2,015)	209	10%
Operating loss	(4,156)	(4,630)	474	10%
Other income, net	61	104	(43)	(41)%
Loss before income taxes	(4,095)	(4,526)	431	(10)%
Income tax expense/benefit	-	-	-	-
Net loss	(4,095)	(4,526)	412	(10)%

Revenue – Revenue was approximately $684 thousand and $846 thousand for the six months ended September 30, 2024, and September 30, 2023, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic health care products, among others. The decrease in revenue is attributed to the completion of our Infrastructure project in India as well as the white-label project in the U.S. The Company is committed to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment.

Cost of revenue – Cost of revenue amounted to approximately $323 thousand for the six months ended September 30, 2024, compared to $417 thousand in the six months ended September 30, 2023, this represents gross margins of 53% and 51%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

SG&A– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the six months that ended September 30, 2024, SG&A expenses decreased by approximately $333 thousand or 11% to approximately $2.7 million during the six months ended September 30, 2024, from approximately $3 million. The decrease of $333 thousand is attributed to a decrease in marketing and corporate expenses.

R&D– R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $209 thousand or 10% to approximately $1.8 million during the six months ended September 30, 2024, from approximately $2 million. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2 trial on Alzheimer’s expand.

Other income, net – Other net income decreased by approximately $43 thousand or 41% during the thousand six months ended September 30, 2024. As a result, the total other income for the six months ended September 30, 2024, and 2023 is approximately $61 thousand and $104 thousand, respectively. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales.

 | September 30, 2024, Form 10-Q

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

On July 29, 2024, the Company entered into an amendment to extend the Credit Agreement with O-Bank, CO., LTD, effective July 8, 2024. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 7, 2023, with the exception of a reduction in the facility fees from $120,000 to $84,000. All other material terms of the Credit Agreement remain unchanged.

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

On September 25, 2024, the Company entered into the 2024 Share Purchase Agreement (the “September 2024 SPA”) with Moran Global Strategies, Inc., a Virginia corporation (“MGS”), which is owned by James Moran, a director of IGC, relating to the sale and issuance by our company to the investors of an aggregate of 588,235 shares of our common stock, for a total purchase price of $200,000, or $0.34 per share, subject to the terms and conditions set forth in the September 2024 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the September 2024 SPA, the investor will receive piggyback registration rights subject to certain restrictions.

 | September 30, 2024, Form 10-Q

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

	(in thousands, unaudited)
	As of September 30, 2024 ($)	As of March 31, 2024 ($)	Change	Percent Change
Cash and cash equivalents	1,546	1,198	348	29%
Working capital	1,447	1,365	82	6%

Cash and cash equivalents

Cash and cash equivalents increased by approximately $348 thousand to $1.5 million in the six months ended September 30, 2024, from $1.2 million as of March 31, 2024, an increase of approximately 29%. The increase is primarily attributable to the fund raised by the Company during the quarter ended September ended 30, 2024.

Summary of Cash flows

	(in thousands, unaudited)
	Six months ended September 30,			Percent
	2024	2023	Change	Change
Cash used in operating activities	(2,748)	(3,086)	338	(11)%
Cash (used in) provided by investing activities	(196)	67	(263)	(393)%
Cash provided by financing activities	3,301	2,858	443	15%
Effects of exchange rate changes on cash and cash equivalents	(9)	(9)	-	100%
Net increase (decrease) in cash and cash equivalents	348	(170)	517	(305)%
Cash and cash equivalents at the beginning of period	1,198	3,196	(1,998)	(63)%
Cash and cash equivalents at the end of the period	1,546	3,026	(1,481)	(49)%

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2024, was approximately $2.7 million. It consists of a net loss of approximately $4.1 million, a positive impact on cash due to non-cash expenses of approximately $1.1 million, and a positive change in operating assets and liabilities of approximately $249 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $307 thousand and stock-based expenses of approximately $804 thousand. In addition, changes in operating assets and liabilities had a positive impact of approximately $249 thousand on cash, of which a net negative impact of approximately $227 thousand is due to an increase in deposits and advances, and a positive impact of approximately $467 thousand is due to increase in accrued and other liabilities, a net negative impact of approximately $5 thousand is due to an increase in accounts payable and net other current assets and liabilities of approximately $14 thousand.

Net cash used in operating activities for the six months ended September 30, 2023, was approximately $3.1 million. It consists of a net loss of approximately $4.5 million, a positive impact on cash due to non-cash expenses of approximately $1.1 million, and a positive change in operating assets and liabilities of approximately $272 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $313 thousand, stock-based expenses of approximately $907 thousand, and an approximately $52 thousand decrease in other non-cash items and approximately $42 thousand decrease in profit on sale of assets. In addition, changes in operating assets and liabilities had a positive impact of approximately $272 thousand on cash, of which approximately $30 thousand is due to a decrease in accounts receivables, approximately $19 thousand increase in accounts payable, approximately $185 thousand increase in accrued and other liabilities and approximately $98 thousand increase in other net current assets and liabilities.

 | September 30, 2024, Form 10-Q

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2024, was approximately $196 thousand, which is comprised of expenses of approximately $145 thousand for the acquisition, and development of intangible assets, and approximately $51 thousand for the net purchase of property, plant, and equipment.

Net cash provided by investing activities for the six months ended September 30, 2023, was approximately $67 thousand, which is comprised of expenses of approximately $48 thousand for the acquisition filing expenses related to intellectual property, approximately $13 thousand for the net purchase of property, plant, and equipment and approximately $128 thousand of investment in marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $3.3 million for the six months ended September 30, 2024, which is comprised of net proceeds from issuance of equity stock of approximately $3.3 million, and re-payment of the loan of approximately $2 thousand. Please refer to Note 13 – “Securities”, for more information.

Net cash provided by financing activities was approximately $2.8 million for the six months ended September 30, 2023, which is comprised of net proceeds from issuance of equity stock of approximately $2.8 million and re-payment of the loan of approximately $2 thousand.

 | September 30, 2024, Form 10-Q

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (”FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements that may apply to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2024 Form 10-K.

 | September 30, 2024, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 | September 30, 2024, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of September 30, 2024, we were not party to any material legal proceedings other than disclosed below.

During the fiscal quarter ended September 30, 2024, the following material litigation is pending:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 25, 2024, the Company entered into the 2024 Share Purchase Agreement (the “September 2024 SPA”) with Moran Global Strategies, Inc., a Virginia corporation (“MGS”), which is owned by James Moran, a director of IGC, relating to the sale and issuance by our company to the investors of an aggregate of 588,235 shares of our common stock, for a total purchase price of $200,000, or $0.34 per share, subject to the terms and conditions set forth in the September 2024 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the September 2024 SPA, the investor received piggyback registration rights subject to certain restrictions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 | September 30, 2024, Form 10-Q

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

3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.1	Extension of Master Loan Agreement between IGC Pharma, Inc. and O-Bank, CO., LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2024).
10.2†

Share Purchase Agreement, dated September 25, 2024, between IGC Pharma, Inc. and Moran Global Strategies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2024).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

†Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

 | September 30, 2024, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: November 12, 2024	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

 | September 30, 2024, Form 10-Q