Form 10-Q
period 2024-12-31
IGC Pharma, Inc.
filed 2025-02-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-32830

IGC PHARMA, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-2760393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10224 Falls Road, Potomac, Maryland	20854
(Address of principal executive offices)	(Zip Code)

(301) 983-0998

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

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

79,685,165 shares of our common stock were outstanding as of February 10, 2025.

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

| December 31, 2024, Form 10-Q

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

| December 31, 2024, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2024 ($)	March 31, 2024 ($)
ASSETS
Current assets:
Cash and cash equivalents	470	1,198
Accounts receivable, net	49	39
Inventory	1,433	1,540
Asset held for sale	701	720
Deposits and advances	398	208
Total current assets	3,051	3,705

Non-current assets:
Intangible assets, net	1,869	1,616
Property, plant, and equipment, net	3,348	3,695
Claims and advances	681	688
Operating lease asset	129	198
Total non-current assets	6,027	6,197
Total assets	9,078	9,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	835	773
Accrued liabilities and others	1,822	1,567
Total current liabilities	2,657	2,340

Non-current liabilities:
Long-term loans	134	137
Other liabilities	16	20
Operating lease liability	12	84
Total non-current liabilities	162	241
Total liabilities	2,819	2,581

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of December 31, 2024, and March 31, 2024.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 78,203,218 and 66,691,195 shares issued and outstanding as of December 31, 2024, and March 31, 2024, respectively.	129,307	124,409
Accumulated other comprehensive loss	(3,459)	(3,423)
Accumulated deficit	(119,589)	(113,665)
Total stockholders’ equity	6,259	7,321
Total liabilities and stockholders’ equity	9,078	9,902

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	($)	($)	($)	($)
Revenue	257	204	941	1,050
Cost of revenue	(153)	(71)	(476)	(488)
Gross profit	104	133	465	562
Selling, general and administrative expenses	(1,130)	(2,228)	(3,841)	(5,272)
Research and development expenses	(852)	(903)	(2,658)	(2,918)
Operating loss	(1,878)	(2,998)	(6,034)	(7,628)
Impairment Loss on PPE	-	(2,623)	-	(2,623)
Other income, net	49	32	110	136
Loss before income taxes	(1,829)	(5,589)	(5,924)	(10,115)
Income tax expense	-	-	-	-
Net loss attributable to common stockholders	(1,829)	(5,589)	(5,924)	(10,115)
Foreign currency translation adjustments	(18)	18	(36)	(36)
Comprehensive loss	(1,847)	(5,571)	(5,960)	(10,151)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	(0.09)	(0.08)	(0.18)
Weighted-average number of shares used in computing net loss per share amounts:	77,633,004	63,725,084	75,494,270	57,039,035

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended December 31, 2023	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of September 30, 2023	63,707	122,732	(105,191)	(3,443)	14,098
Common stock-based compensation & expenses, net	27	526	-	-	526
Share money received but not allotted	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	-	-	-	-	-
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(5,589)	-	(5,589)
Foreign currency translation adjustments	-	-	-	18	18
Balances as of December 31, 2023	63,734	123,258	(110,780)	(3,425)	9,053

Three months ended December 31, 2024
Balances as of September 30, 2024	76,636	128,578	(117,760)	(3,441)	7,377
Common stock-based compensation & expenses, net	-	384	-	-	384
Share money received but not allotted	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	1,567	345	-	-	345
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(1,829)	-	(1,829)
Foreign currency translation adjustments	-	-	-	(18)	(18)
Balances as of December 31, 2024	78,203	129,307	(119,589)	(3,459)	6,259

Nine months ended December 31, 2023	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	1,157	1,433	-	-	1,433
Issuance of common stock through offering (net of expenses)	10,000	2,860	-	-	2,860
Share money received but not allotted	-	-	-	-	-
Cancellation/forfeiture of shares	(500)	-	-	-	-
Net loss	-	-	(10,115)	-	(10,115)
Foreign currency translation adjustments	-	-	-	(36)	(36)
Balances as of December 31, 2023	63,734	123,258	(110,780)	(3,425)	9,053

Nine months ended December 31, 2024
Balances as of March 31, 2024	66,691	124,409	(113,665)	(3,423)	7,321
Common stock-based compensation & expenses, net	-	1,251	-	-	1,251
Share money received but not allotted	-	200	-	-	200
Issuance of common stock through offering (net of expenses)	11,512	3,447	-	-	3,447
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(5,924)	-	(5,924)
Foreign currency translation adjustments	-	-	-	(36)	(36)
Balances as of December 31, 2024	78,203	129,307	(119,589)	(3,459)	6,259

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2024, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months Ended December 31,
	2024 ($)	2023 ($)
Cash flows from operating activities:
Net loss	(5,924)	(10,115)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	464	473
Common stock-based compensation and expenses, net	1,185	1,433
Impairment of assets	-	3,358
Profit on sale of assets, net	(14)	(42)

Changes in:
Accounts receivables, net	(10)	14
Inventory	107	(8)
Deposits and advances	(190)	169
Claims and advances	7	4
Accounts payable	62	117
Accrued and other liabilities	251	(83)
Operating lease asset	69	99
Operating lease liability	(72)	(92)
Net cash used in operating activities	(4,065)	(4,673)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(94)	(123)
Sale of property, plant, and equipment	16	42
Investment in short term investments	-	154
Acquisition and development of intangible assets	(222)	(67)
Net cash (used in)/provided by investing activities	(300)	6

Cash flows from financing activities:
Net proceeds from the issuance of common stock	3,649	2,860
Repayment of long-term loan	(3)	(3)
Net cash provided by financing activities	3,646	2,857

Effects of exchange rate changes on cash and cash equivalents	(9)	(8)
Net (decrease) in cash and cash equivalents	(728)	(1,818)
Cash and cash equivalents at the beginning of the period	1,198	3,196
Cash and cash equivalents at the end of the period	470	1,378

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition.	1,250	1,433

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| December 31, 2024, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2024

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “IGC Pharma,” “the Company,” “we,” “our” and/or “us” refer to IGC Pharma, Inc., together with our subsidiaries and beneficially owned subsidiary. Our public filings with the Securities and Exchange Commission, the “SEC,” are available on www.sec.gov. The information contained on our various websites, including www.igcinc.us, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster-acting and more effective solutions. Our leading drug candidate, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so faster than traditional medications. While existing anti-psychotics can take as long as 6 to 12 weeks to show effects, IGC-AD1 has the potential to act within 2 weeks. This significantly faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof.

We currently have five platforms, each with a core molecule that can be modified. For example, the TGR family consists of many molecules, such as TGR-60, TGR-61, and TGR-63. TGR-63 targets plaques in Alzheimer’s. Similarly, the IGC-C and IGC-M platforms consist of many molecules. The Alzheimer’s targeting molecule from each of our platforms is set forth below, the effects of which are subject to clinical trial and investigation:

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

A goal of IGC’s, in addition to advancing our drugs through the clinical trial, is to also drive near to mid-term revenue growth. We have made considerable investments to date across our platform in our consumer products division, artificial intelligence (“AI”), and our internal Customer Relationship Management (“CRM”). It is our view that there is an opportunity to drive revenue growth in these parts of our business without significant future capital investment.

We are also developing AI models for predicting early Alzheimer’s detection biomarkers, optimizing clinical trials, and to help us explore new disease applications for different molecules. For example, our AI models are being developed to predict the probability that our molecules can work on other receptors, such as GLP1 (neurological disorders, weight loss), CB1 (neuropsychiatric conditions), among others. Additionally, our 30 patent filings, including for IGC-AD1, demonstrate our commitment to innovation and protecting our intellectual property. Collectively, these core assets and initiatives underscore our commitment to advancing the field of pharmaceuticals, delivering groundbreaking treatments, and creating lasting value for our investors. We remain steadfast in our pursuit of excellence and our mission to improve the lives of those affected by Alzheimer’s and related conditions.

| December 31, 2024, Form 10-Q

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

AI / Machine Learning (“ML”)

In our pursuit of innovation, we leverage AI and ML. AI refers to the development of intelligent systems that can learn and act autonomously. ML is a branch of AI that allows computers to learn from data without the need for explicit programming. This technology plays a role in our efforts and could allow companies our size to do what previously was the domain of much larger pharmaceutical companies. For instance, we are utilizing ML by training transformers, a powerful neural network architecture, to analyze vast datasets from our Phase 1 and unblinded Phase 2 interim clinical trial to identify patterns and optimize the clinical trial protocol for a potential Phase 3 trial. The AI model, for example, can tell us if a particular neuropsychiatric scale that we used in Phase 1 and Phase 2 added valuable information to the trial, and if it did not, we could remove that scale from a future Phase 3 trial, thus saving money and time in the overall trial management. In the long term, with more data, the trained AI model could allow us to consider incoming patient signatures, such as scans, symptoms, patient history, among others and predict outcomes for our drug, including adverse effects, thus personalizing the delivery of IGC-AD1, of which there can be no assurance.

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

Business Organization

As of December 31, 2024, the Company had the following operating subsidiaries: IGCare LLC, HH Processors, LLC, IGC Pharma, LLC, IGC Pharma IP, LLC, SAN Holdings, LLC, Sunday Seltzer, LLC, Hamsa Biopharma India Pvt. Ltd., Techni Bharathi Private Limited (TBL), and Colombia-based beneficially-owned subsidiary IGC Pharma SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. IGC has two business segments: Life Sciences Segment and Infrastructure Segment. For more information on the business segments, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company’s principal office is in Maryland, established in 2005. Additionally, the Company has offices in Washington state, Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

| December 31, 2024, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of December 31, 2024, and March 31, 2024, condensed consolidated statements of operations for the three months and nine months ended December 31, 2024, and 2023, and condensed consolidated statements of cash flows for the nine months ended December 31, 2024, and 2023, are unaudited. The consolidated balance sheet as of March 31, 2024, has been derived from audited financial statements, and the accompanying as of December 31, 2024 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

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

The Company estimates that its current cash and cash equivalents balance with the working capital and investments with available overdraft facility of 12 million from O-Bank are sufficient to support operations beyond the twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

| December 31, 2024, Form 10-Q

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $49 thousand of accounts receivable, net of provision for the doubtful debt of $20 thousand as of December 31, 2024, as compared to $39 thousand of accounts receivable, net of provision for the doubtful debt of $24 thousand as of March 31, 2024.

Loss per share

The computation of basic loss per share for the nine months ended December 31, 2024, excludes potentially dilutive securities of approximately 12 million shares, which includes unvested or unexercised share options, unvested shares, such as restricted shares and restricted share units, granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the nine months ended December 31, 2024, and 2023, used for the computation of basic earnings per share (“EPS”) is 75,494,270 and 57,039,035, respectively, as compared to 77,633,004 and 63,725,084 for the three months ended December 31, 2024, and 2023, respectively. Due to the loss incurred by the Company during the nine months ended December 31, 2024, and 2023, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the nine months ended December 31, 2024, there were no impactful breaches in cybersecurity.

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

| December 31, 2024, Form 10-Q

Net sales disaggregated by significant products and services for the three months and nine months ended December 31, 2024, and 2023 are as follows:

	(in thousands) Three months ended December 31, 2024 ($)	(in thousands) Three months ended December 31, 2023 ($)	(in thousands) Nine months ended December 31, 2024 ($)	(in thousands) Nine months ended December 31, 2023 ($)
Infrastructure segment (1)	-	-	-	161

Life Sciences segment
Wellness and lifestyle (2)	34	47	101	165
White labeling services (3)	223	157	841	724
Total	257	204	941	1,050

(1)	Infrastructure segment consists of income from the rental of heavy construction equipment and construction contracts.
(2)	Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, tinctures, capsules, lotions and hemp derivatives.
(3)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

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

NOTE 3 – INVENTORY

	(in thousands)
	As of December 31, 2024 ($)	As of March 31, 2024 ($)
Raw materials	1,069	1,099
Work-in-Progress	-	-
Finished goods	364	441
Total	1,433	1,540

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred. During the nine months ended December 31, 2024, and 2023, the Company wrote off approximately $50 thousand and $746 thousand primarily related to obsolete and expired stock.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of December 31, 2024, and March 31, 2024, our consolidated balance sheet reported approximately $392 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2024 ($)	As of March 31, 2024 ($)
Advances to suppliers and consultants	51	41
Other receivables and deposits	43	52
Prepaid expenses and other current assets	304	115
Total	398	208

| December 31, 2024, Form 10-Q

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $50 thousand statutory advances as of December 31, 2024, and approximately $39 thousand as of March 31, 2024, respectively. In addition, during the nine months ended December 31, 2024, prepaid expenses and other current assets include approximately $187 thousand related to the asset held for sale.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of December 31, 2024 ($)	As of March 31, 2024 ($)
Amortized intangible assets
Patents	748	836
Other intangibles	34	34
Accumulated amortization	(211)	(181)
Total amortized intangible assets	571	689

Other intangible assets
Patents	556	521
Software development cost	742	406
Total unamortized intangible assets	1,298	927
Total intangible assets	1,869	1,616

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended December 31, 2024, and 2023, amounted to approximately $17 thousand and $20 thousand, respectively, whereas the amortization expense in the nine months ended December 31, 2024, and 2023 amounted to approximately $54 thousand and $55 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of December 31, 2024, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2026	59
For the year ended 2027	65
For the year ended 2028	72
For the year ended 2029	79
For the year ended 2030	87

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of December 31, 2024 ($)	As of March 31, 2024 ($)
Buildings and facilities	25	2,331	2,303
Plant and machinery	5-20	3,107	3,334
Computer equipment	3	179	166
Office equipment	3-5	132	140
Furniture and fixtures	5	99	93
Vehicles	5	101	101
Total gross value		5,949	6,137
Less: Accumulated depreciation		(2,601)	(2,442)
Total property, plant, and equipment, net		3,348	3,695

| December 31, 2024, Form 10-Q

The depreciation expense in the three months ended December 31, 2024, and 2023 amounted to approximately $144 thousand and $140 thousand, respectively. The depreciation expense in the nine months ended December 31, 2024, and 2023 amounted to approximately $431 thousand and $417 thousand, respectively. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

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

During the nine months ended December 31, 2024, the Company entered into an agreement with the buyer to sell the said land for a net realizable value of approximately $701 thousand. The agreement is subject to the final registration and execution. The Company received a net of approximately $344 thousand as a deposit. The Company holds the ownership and possession of the said land.

NOTE 7 – LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of December 31, 2024 ($)	As of March 31, 2024 ($)
Claims receivable (1)	679	686
Non-current deposits	2	2
Total	681	688

(1)	The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of December 31, 2024 ($)	As of March 31, 2024 ($)
Compensation and other contributions	864	816
Provision for expenses	117	208
Short-term lease liabilities	124	124
Other current liabilities	717	419
Total	1,822	1,567

| December 31, 2024, Form 10-Q

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liabilities also include statutory payables of approximately $14 thousand and $25 thousand as of December 31, 2024, and March 31, 2024, respectively, and approximately $3 thousand of short-term loans as of December 31, 2024, and March 31, 2024, respectively. In addition, during the nine months ended, December 31, 2024, the Company received approximately $550 thousand related to asset held for sale. Please refer to Note 6 – “Property, plant and, equipment”, for more information.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of December 31, 2024:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the nine months ended December 31, 2024, the interest expense and principal payment for the EIDL were approximately $4 thousand and $3 thousand, respectively. For the nine months ended December 31, 2023, the interest expense and principal payment for the EIDL were approximately $4 thousand and $2 thousand, respectively. As of December 31, 2024, approximately $134 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

On June 30, 2023, (the “Effective Date”), the Company entered into a Master Loan and Security Agreement along with the General Banking Facility Letter (collectively called the “Credit Agreement”) with O-Bank Co., Ltd., a banking corporation incorporated under the laws of Taiwan, as administrative agent and lender (the “Lender’) pursuant to which the Borrower may borrow up to USD$12,000,000.00 only or the equivalent thereof in other major currencies (the “Credit Facility”). The Credit Facility under the Credit Agreement contained a maturity date on the first anniversary of the Effective Date. Borrowings under the Loan Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1%, and the Borrower shall bear the tax. Interest is due and payable in full by the Borrower on the last business day of each interest period. On July 29, 2024, the Company entered into an amendment to extend the Credit Agreement with the Lender effective July 8, 2024. The amendment extended the term of the Loan Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 7, 2023, with the exception of a reduction in the facility fees from $120,000 to $84,000. All other material terms of the Credit Agreement remain unchanged.

Other Liability:

	(in thousands)
	As of
	December 31, 2024 ($)	March 31, 2024 ($)
Statutory reserve	16	20
Total	16	20

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of December 31, 2024, except as disclosed in the legal proceedings section below.

| December 31, 2024, Form 10-Q

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

NOTE 13 – SECURITIES

As of December 31, 2024, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 78,203,218 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of December 31, 2024.

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

On September 25, 2024, the Company entered into the 2024 Share Purchase Agreement (the “September 2024 SPA”) with Moran Global Strategies, Inc., a Virginia corporation (“MGS”), which is owned by James Moran, a director of IGC, relating to the sale and issuance by our company to the investors of an aggregate of 588,235 shares of our common stock, for a total purchase price of $200,000 or $0.34 per share, subject to the terms and conditions set forth in the September 2024 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the September 2024 SPA, the investor received piggyback registration rights subject to certain restrictions. During the nine months ended December 31, 2024, the Company received the purchase price, and the issuance of common stock are under process.

NOTE 14 – STOCK-BASED COMPENSATION

As of December 31, 2024, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans approximately 9.1 million shares of common stock have been issued to employees, non-employees, and advisors. In addition, 7.5 million restricted share units (“RSUs”) fair valued at $4.3 million with a weighted average value of $0.61 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4.9 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based RSUs are accounted for upon certification by the management, confirming the probability of achievement of milestones. As of December 31, 2024, the management confirmed that five milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

Additionally, stock options to purchase 3.7 million shares of common stock fair valued at $928 thousand with a weighted average of $0.25 per share, which have been granted but are to be issued over a vesting period between Fiscal 2025 and Fiscal 2027.

| December 31, 2024, Form 10-Q

The stock options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2025	Granted in Fiscal 2024
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	4.49%	5.24%
Expected volatility	174%	175%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the nine months ended December 31, 2024, the Company’s share-based expense and option-based expense shown in Selling, general, and administrative expenses (including research and development) were $815 thousand and $435 thousand, respectively, and for the nine months ended December 31, 2023, the Company’s share-based expense and option-based expense was $1.4 million and $9 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2024	7,452	0.61
Granted	-	-
Vested	(150)	0.43
Cancelled/forfeited	(30)	0.30
Non-vested shares as of December 31, 2024	7,272	0.61

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2024	3,710	0.25	0.29
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of December 31, 2024	3,710	0.25	0.29

As of December 31, 2024, there was a combined unrecognized expense of $1.98 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2024, the Company’s investments may consist of money market funds, debt and equity funds, and other marketable securities, among others, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Certificates of Deposit are classified as Level 2 as they do not have regular market pricing, but their fair value can be determined based on other data values or market prices. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

| December 31, 2024, Form 10-Q

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024, and March 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of December 31, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	395	-	-	395	395	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	-	-	-	-	-	-
Mutual Fund	-	-	-	-	-	-
Level 2
Certificates of Deposit	75	-	-	75	75	-
Level 3						-
TOTAL	470	-	-	470	470	-

As of March 31, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	912	-	-	912	912	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	123	-	-	123	123	-
Level 2
Certificates of Deposit	150	-	-	150	150	-
Level 3	-	-	-	-	-	-
TOTAL	1,198	-	-	1,198	1,198	-

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

| December 31, 2024, Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

	(in thousands) Three months ended December 31, 2024 ($)	(in thousands) Three months ended December 31, 2023 ($)	(in thousands) Nine months ended December 31, 2024 ($)	(in thousands) Nine months ended December 31, 2023 ($)
Infrastructure segment	-	-	-	161

Life Sciences segment
Wellness and lifestyle	34	47	101	165
White labeling services	223	157	841	724
Total	257	204	941	1,050

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended December 31, 2024 ($)	Nine months ended December 31, 2024 ($)

Asia	India	-	-
America	U.S.	257	939
	Colombia	-	2
Total		257	941

		(in thousands)
Segments	Country	Three months ended December 31, 2023 ($)	Nine months ended December 31, 2023 ($)

Asia	India	-	161
America	U.S.	204	889
Total		204	1,050

| December 31, 2024, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile (U.S.) and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of December 31, 2024 ($)
Intangible assets, net	1,869	-	1,869
Property, plant, and equipment, net	3,295	53	3,348
Claims and advances	410	271	681
Operating lease asset	109	20	129
Total non-current assets	5,683	344	6,027

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2024 ($)
Intangible assets, net	1,616	-	1,616
Property, plant, and equipment, net	3,620	75	3,695
Claims and advances	410	278	688
Operating lease asset	193	5	198
Total non-current assets	5,839	358	6,197

NOTE 17 – SUBSEQUENT EVENTS

None.

| December 31, 2024, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” “IGC Pharma,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months and nine months ended December 31, 2024, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 24, 2024 (the “2024 Form 10-K”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

Overview

IGC Pharma is on a mission to transform Alzheimer’s treatment. We are attempting to build a robust pipeline comprising five assets, each targeting different facets of Alzheimer’s disease at various stages of development. The Alzheimer’s targeting molecule from each of our platforms is set forth below, the effects of which are subject to clinical trial and investigation:

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

Furthermore, IGC controls a total of 30 patent filings reflecting our commitment to innovation and intellectual property protection, including for IGC-AD1. Our patent portfolio underscores our dedication to safeguarding our competitive advantage in the market.

IGC Pharma Inc., is a Maryland corporation established in 2005 with a fiscal year ending on March 31, spanning a 52- or 53-week period.

IGC has two segments: Life Sciences Segment and Infrastructure Segment.

| December 31, 2024, Form 10-Q

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

| December 31, 2024, Form 10-Q

Company Highlights for the Quarter ended December 31, 2024

●	On December 2, 2024, the Company announced an expansion of its clinical research program for IGC-AD1, an investigational treatment for Alzheimer’s disease. Building on Phase 2 interim results demonstrating reductions in agitation and cognitive improvement, the Company is initiating new trials to evaluate IGC-AD1’s potential as a disease-modifying therapy.

●	On November 25, 2024, the Company announced the expansion of its clinical research program for IGC-AD1, an investigational treatment for Alzheimer’s disease.

●	On November 14, 2024, the Company announced additional interim data from its ongoing Phase 2 clinical trial evaluating IGC-AD1.

●	On October 17, 2024, the Company announced enrollment of patients at the Baycrest Academy for Research and Education in Toronto, Ontario, Canada, as part of the Company’s ongoing Phase 2 trial investigating IGC-AD1 as a treatment for agitation in Alzheimer’s dementia.

●	On October 1, 2024, the Company proudly announced the winning of 2 awards in the PREPARE Challenge (Pioneering Research for Early Prediction of Alzheimer’s and Related Dementias EUREKA Challenge), with its entry of the Mexican Health and Aging Study (“MHAS”) database.

| December 31, 2024, Form 10-Q

Results of Operations for the Three Months Ended December 31, 2024, and December 31, 2023

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended December 31, 2024, and December 31, 2023:

Statement of Operations (in thousands, unaudited)

	Three months ended December 31,
	2024 ($)	2023 ($)	Change ($)	Percent Change
Revenue	257	204	53	26%
Cost of revenue	(153)	(71)	(82)	115%
Gross profit	104	133	(29)	(22)%
Selling, general and administrative expenses	(1,130)	(2,228)	1,098	(49)%
Research and development expenses	(852)	(903)	51	(6)%
Operating loss	(1,878)	(2,998)	1,120	(37)%
Impairment Loss on PPE	-	(2,623)	2,623	(100)%
Other income, net	49	32	17	53%
Loss before income taxes	(1,829)	(5,589)	3,760	(67)%
Income tax expense/benefit	-	-	-	-
Net loss	(1,829)	(5,589)	3,760	(67)%

Revenue – Revenue was approximately $257 thousand and $204 thousand for the three months ended December 31, 2024, and December 31, 2023, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic health care products, among others. The increase in revenue is attributed to the white-label project in the U.S. The Company is committed to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment.

Cost of revenue – Cost of revenue amounted to approximately $153 thousand for the three months ended December 31, 2024, compared to $71 thousand in the three months ended December 31, 2023, this represents gross margins of 40% and 65%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Sciences business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

Selling, general and administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended December 31, 2024, SG&A expenses decreased by approximately $1.1 million or 49% to approximately $1.0 million, from approximately $2.2 million recorded for the three months ended December 31, 2023. The decrease of $1.1 million is attributed to a one-time expense of approximately $734 thousand during the three months ended December 31, 2023, and the focus of management on cost efficiency in marketing and corporate expenses during the three months ended December 31, 2024.

Research and development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $51 thousand or 6% to approximately $852 thousand during the three months ended December 31, 2024, from approximately $903 thousand. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2 trial on Alzheimer’s expand.

Impairment Loss – During the three months ended December 31, 2024, there was no impairment loss on PPE. During the three months ended December 31, 2023, the Company impaired the land situated in Nagpur, India, by approximately $2.6 million to $1.5 million from $4.1 million to bring it closer to the fair value.

Other income, net – Other net income increased by approximately $17 thousand or 53% during the thousand months ended December 31, 2024. As a result, the total other income for the three months ended December 31, 2024, and 2023, is approximately $49 thousand and $32 thousand, respectively. Other income includes interest and rental income, profit from the sale of assets, unrealized gains from investments, and one-time awards or prizes, among others.

| December 31, 2024, Form 10-Q

Results of Operations for the Nine Months Ended December 31, 2024, and December 31, 2023

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the nine months ended December 31, 2024, and December 31, 2023:

Statement of Operations (in thousands, unaudited)

	Nine months ended December 31,
	2024 ($)	2023 ($)	Change ($)	Percent Change
Revenue	941	1,050	(109)	(10)%
Cost of revenue	(476)	(488)	12	(2)%
Gross profit	465	562	(97)	(17)%
Selling, general and administrative expenses	(3,841)	(5,272)	1,431	(27)%
Research and development expenses	(2,658)	(2,918)	260	(9)%
Operating loss	(6,034)	(7,628)	1,594	(21)%
Impairment Loss on PPE	-	(2,623)	2,623	(100)%
Other income, net	110	136	(26)	(19)%
Loss before income taxes	(5,924)	(10,115)	4,191	(41)%
Income tax expense/benefit	-	-	-	-
Net loss	(5,924)	(10,115)	4,191	(41)%

Revenue – Revenue was approximately $941 thousand and $1.0 million for the nine months ended December 31, 2024, and December 31, 2023, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic health care products, among others. The decrease in revenue is attributed to the completion of our Infrastructure project in India. Revenue from life science segment increased by approximately by $52 thousand during nine months ended December 31, 2024. The Company is committed to its current strategy of driving sales in formulations both as branded and white-labeled products in the Life Science segment.

Cost of revenue – Cost of revenue amounted to approximately $476 thousand for the nine months ended December 31, 2024, compared to $488 thousand in the nine months ended December 31, 2023, this represents gross margins of 49% and 54%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

SG&A – SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the nine months ended December 31, 2024, SG&A expenses decreased by approximately $1.4 million or 27% to approximately $3.8 million during the nine months ended December 31, 2024, from approximately $5.3 million. The decrease of $1.4 million is attributed to a one-time expense of approximately $734 thousand during the nine months ended December 31, 2023, and the focus of management on cost efficiency in marketing and corporate expenses during the nine months ended December 31, 2024.

R&D – R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $260 thousand or 9% to approximately $2.6 million during the nine months ended December 31, 2024, from approximately $2.9 million. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2 trial on Alzheimer’s expand.

Impairment Loss – During the nine months ended December 31, 2024, there was no impairment loss on PPE. During the nine months ended December 31, 2023, the Company impaired the land situated in Nagpur, India, by approximately $2.6 million to $1.5 million from $4.1 million to bring it closer to the fair value.

Other income, net – Other net income decreased by approximately $26 thousand or 19% during the thousand nine months ended December 31, 2024. As a result, the total other income for the nine months ended December 31, 2024, and 2023 is approximately $110 thousand and $136 thousand, respectively. Other income includes interest and rental income, profit from the sale of assets, unrealized gains from investments, and one-time awards or prizes, among others.

| December 31, 2024, Form 10-Q

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

Pursuant to the signed Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, Co., Ltd., the Company successfully obtained a working capital credit facility totaling $12 million and, in addition, signed two SPAs to raise $6 million in exchange for approximately 18.8 million shares. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful or as to any private placement the of terms of such offering. Please refer to Note 13 – “Securities”, for more information.

On July 29, 2024, the Company entered into an amendment to extend the Credit Agreement with O-Bank, Co., Ltd., effective July 8, 2024. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 7, 2023, with the exception of a reduction in the facility fees from $120,000 to $84,000. All other material terms of the Credit Agreement remain unchanged.

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

| December 31, 2024, Form 10-Q

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

	(in thousands, unaudited)
	As of December 31, 2024 ($)	As of March 31, 2024 ($)	Change	Percent Change
Cash and cash equivalents	470	1,198	(728)	(61)%
Working capital	394	1,365	(971)	(71)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $728 thousand to $470 thousand in the nine months ended December 31, 2024, from $1.2 million as of March 31, 2024, and a decrease of approximately 61%. The decrease of approximately $728 thousand is attributable to the Company’s operational and R&D expenses.

Summary of Cash flows

	(in thousands, unaudited)
	Nine months ended December 31,			Percent
	2024	2023	Change	Change
Cash used in operating activities	(4,065)	(4,673)	608	(13)%
Cash (used in) provided by investing activities	(300)	6	(306)	(5,097)%
Cash provided by financing activities	3,646	2,857	789	28%
Effects of exchange rate changes on cash and cash equivalents	(9)	(8)	(1)	100%
Net increase (decrease) in cash and cash equivalents	(728)	(1,818)	1,090	(60)%
Cash and cash equivalents at the beginning of period	1,198	3,196	(1,998)	(63)%
Cash and cash equivalents at the end of the period	470	1,378	(908)	(66)%

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2024, was approximately $4.1 million. It consists of a net loss of approximately $5.9 million, a positive impact on cash due to non-cash expenses of approximately $1.6 million, and a positive change in operating assets and liabilities of approximately $224 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $464 thousand and stock-based expenses of approximately $1.2 million. In addition, changes in operating assets and liabilities had a positive impact of approximately $224 thousand on cash, of which a net negative impact of approximately $190 thousand is due to an increase in deposits and advances, and a positive impact of approximately $251 thousand is due to increase in accrued and other liabilities, a net positive impact of approximately $107 thousand is due to an increase in inventory and net other current assets and liabilities of approximately $56 thousand.

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

| December 31, 2024, Form 10-Q

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2024, was approximately $300 thousand, which is comprised of expenses of approximately $252 thousand for the acquisition, and development of intangible assets, and approximately $78 thousand for the net purchase of property, plant, and equipment.

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

Financing Activities

Net cash provided by financing activities was approximately $3.6 million for the nine months ended December 31, 2024, which is comprised of net proceeds from issuance of equity stock of approximately $3.6 million, and offset by the re-payment of the loan of approximately $3 thousand. Please refer to Note 13 – “Securities”, for more information.

Net cash provided by financing activities was approximately $2.9 million for the nine months ended December 31, 2023, which is comprised of net proceeds from issuance of equity stock of approximately $2.8 million and re-payment of the loan of approximately $3 thousand.

| December 31, 2024, Form 10-Q

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

| December 31, 2024, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

| December 31, 2024, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of December 31, 2024, we were not party to any material legal proceedings other than disclosed below.

During the fiscal quarter ended December 31, 2024, the following material litigation is pending:

Engineering and Consulting Group SAS et al. v IGC Pharma Inc., case file no. 110016000050202247710 (Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia). The Company and the ECG corporation are in a contractual dispute. The Company filed a complaint against four (4) individuals with the Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia, under file no. 110016000050202247710 for charges of fraud, falsification of a private document, and conspiracy to commit a crime. The complaint was filed in 2022. In December 2023, the case was reviewed by the investigator and scheduled and accepted for a hearing by the prosecutor in calendar 2024. In the quarter, the Company met with the prosecutors and pressed the urgency of moving the case through the legal system.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 24, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

| December 31, 2024, Form 10-Q

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

| December 31, 2024, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: February 14, 2025	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

| December 31, 2024, Form 10-Q