Form 10-K
period 2025-03-31
IGC Pharma, Inc.
filed 2025-06-27
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended March 31, 2025.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $29,724,689. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

83,891,586 shares of our common stock were outstanding as of June 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None

IGC PHARMA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2025

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

This Annual Report on Form 10-K and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of federal securities laws. Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements. In this report and the documents incorporated by reference, we discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “could,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by law, we assume no obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●	the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating and capital expenses;

●	our ability to successfully implement and deploy our artificial intelligence initiatives;

●	our disposal of non-core Company assets;

●	our ability to successfully register trademarks and patents, create and market new products and services, and achieve customer acceptance in the industries we serve;

●	current and future economic and political conditions, including in North America, Colombia, Europe, and India;

●	our ability to accurately predict the future demand for our products and services;

●	our ability to successfully market our products in countries and states where our products are legal;

●	our ability to maintain a stock listing on a national securities exchange;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	our ability to timely complete regulatory filings;

●	our ability to obtain the U.S. Food and Drug Administration (FDA) approval for an Investigational New Drug Application (INDA) and to successfully run medical trials, including a Phase 2 trial for IGC-AD1;

●	our reliance on third parties to conduct clinical trials and for the manufacture of IGC-AD1 for clinical and non-clinical studies and clinical trials;

●	our financial performance;

●	the outcome of medical trials that are conducted on our Investigational Drug Candidates and products;

●	our ability to fund the costs of clinical trials and other related expenses;

●	our ability to maintain our intellectual property position and our ability to maintain and protect our intellectual property rights;

●	competition and general acceptance of alternative, pharmaceutical, and nutraceutical therapies;

●	our ability to effectively compete and our dependence on market acceptance of our brands and products within and outside the United States;

●	federal and state legislation and administrative policy regulating our formulations;

●	our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical-grade formulations;

●	our ability to obtain and protect patents for the use of our formulations;

●	our ability to obtain and install equipment for processing and manufacturing our products;

●	our ability to successfully navigate disruptions of information technology systems or data security breaches that could adversely affect our business; and

●	our ability to successfully implement our strategy.

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

This document contains statements and claims that are not approved by the FDA, including statements on hemp and hemp extracts, including cannabinoids. These statements and claims are intended to be in compliance with federal and state laws.

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

Our mission is to improve the lives of individuals affected by Alzheimer’s disease by addressing both its symptoms and the disease. Our near-term focus is on advancing IGC-AD1, our lead drug candidate currently in Phase 2 clinical trials targeting agitation in Alzheimer’s patients. We are also investing in our early-stage pipeline of investigational therapies and exploring Artificial Intelligence (AI) powered models designed to identify early markers of Alzheimer’s. We believe that combining scientific innovation with operational execution, including leveraging our internal contract research organization, positions us to efficiently advance our pipeline toward commercialization, although there can be no assurance thereof. Our long-term strategy is to build a portfolio of differentiated therapies that not only address symptomatic needs but also target disease-modifying mechanisms, thereby creating sustainable value for patients, caregivers, and shareholders.

Our lead investigational drug, IGC-AD1, has progressed through preclinical evaluations and a successful Phase 1 safety trial, and is currently being evaluated in a multicenter, randomized, double-blind, placebo-controlled Phase 2 clinical trial, officially named “CALMA” (Calming Agitation in Alzheimer’s). Interim data from this trial have demonstrated encouraging signs of efficacy, with patients receiving IGC-AD1 experiencing a statistically significant reduction in agitation compared to placebo within the first 2-6 weeks of treatment. This reduction in agitation is particularly notable as it could, although there can be no assurance, significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation. In addition, IGC-AD1, Phase 2 clinical trial interim data also demonstrate a clinical and statistically significant reduction in sleep disturbances among Alzheimer’s patients receiving the active medication compared to placebo.

During fiscal 2025, the Company reassessed its reportable segment structure in connection with its strategic realignment toward Life Sciences. As a result, management determined that the Company operates as a single reportable segment, focused on the vision to make the world free from Alzheimer’s. Historically, the Company reported two operating segments: Life Sciences and Infrastructure. While the Infrastructure segment generated revenues in fiscal 2024, it did not generate any revenues in fiscal 2025 and is no longer actively managed or evaluated as a discrete operating segment by the Company’s Chief Operating Decision Maker. For more information, please refer to “Note 18 – Segment Information”.

Our Drug Development Pipeline

IGC Pharma is on a mission to transform Alzheimer’s treatment. We are building a robust pipeline of drug candidates, each targeting different aspects of the disease. Our product candidate pipeline and anticipated milestones include the followings: -

Asset	Target Indication	Mechanism of Action	Development Stage	Key Milestones
IGC- AD1	Agitation in Alzheimer’s dementia	CB1 receptor partial agonist; reduces neuroinflammation and restores neurotransmitter balance	Phase 2 clinical trial (CALMA study)	Interim Phase 2 data analysis suggests cognitive improvements in the active treatment group versus the placebo group.
TGR-63	Early to moderate Alzheimer’s disease	Disrupts amyloid-beta (Aβ) plaque formation; crosses blood-brain barrier	Preclinical	Demonstrated favorable safety profile; advancing towards clinical trials
LMP	Alzheimer’s disease	Targets neuroinflammation, neurotransmitter imbalance, and inflammasome-3	Preclinical	Bioequivalence to IGC-AD1 anticipated in 2025
IGC-M3	Early-stage Alzheimer’s disease	Inhibits Aβ plaque aggregation	Preclinical	Toxicology studies planned for mid-2025
IGC-1C	Alzheimer’s disease and metabolic disorders	Targets tau protein phase separation; potential GLP-1 receptor agonist	Preclinical	Exhibits strong binding affinity to tau protein; potential for weight loss applications
IGC-1A	Metabolic disorders (e.g., type 2 diabetes, obesity)	Potential GLP-1 and GIP receptor agonist; CB1 receptor inverse agonist	Preclinical	Identified through AI modeling; toxicology and dosing studies underway

This pipeline reflects IGC Pharma’s strategic focus on addressing neurodegenerative diseases, particularly Alzheimer’s, through innovative mechanisms targeting key pathological features like amyloid plaques and tau protein aggregation. Additionally, the expansion into metabolic disorders showcases the versatility of our drug discovery platform, leveraging AI to identify promising therapeutic candidates.

The Company is also attempting to harness the power of AI to develop early detection models, optimize clinical trials, and explore new applications for our drugs. Additionally, our 31 patent filings, including for IGC-AD1, demonstrate our commitment to innovation and protecting our intellectual property.

Artificial Intelligence (AI)/Machine Learning (ML)

In our pursuit of innovation, we leverage AI and ML. AI refers to the development of intelligent systems that can learn and act autonomously. ML is a branch of AI that allows computers to learn from data without the need for explicit programming. This technology plays a role in our efforts and could allow companies of our size to do what previously was the domain of much larger pharmaceutical companies. For instance, we are utilizing ML by training transformers, a powerful neural network architecture, to analyze vast datasets from our Phase 1 and unblinded Phase 2 interim clinical trial to identify patterns and optimize the clinical trial protocol for a potential Phase 3 trial. The AI model, for example, has the potential to tell us if a particular neuropsychiatric scale that we used in Phase 1 and Phase 2 added valuable information to the trial, and if it did not, we could remove that scale from a future Phase 3 trial, thus saving money and time in the overall trial management. In the long term, with more data, the trained AI model could allow us to consider incoming patient signatures, such as scans, symptoms, patient history, among others, and predict outcomes for our drug, including adverse effects, thus personalizing the delivery of IGC-AD1, of which there can be no assurance.

Currently, the AI team is working on developing a Multimodal Interpretable Transformer for Alzheimer’s Disease (MINT-AD). This tool aims to support clinicians in real-world decision-making towards reducing Alzheimer’s false negatives and delayed diagnosis. We are developing MINT-AD for three aims/phases: risk stratification for AD, cognitive decline prediction 2-5 years in advance, and deployment as a physician’s tool.

We have collected and started harmonizing a group of 32 worldwide databases that include longitudinal aging data, clinical and neuroimaging, and omics data. The databases represent participants from various countries, with a large representation from North, Central, and South America, and Asia. A detailed map of the databases is shown in Fig. 1.

For the first phase, we are pretraining and finetuning state-of-the-art Large Language Models (LLMs) to extract intricate patterns in the data that uncover groups of interacting risk factors for early detection. Our first efforts have focused on the longitudinal data due to its compatibility and ease of use in LLMs. To input the data into language models, we are building prompts in two formats: semi-structured prompts made up by the original variable names and their values, and descriptive prompts made up by tailored text for each database. Also, we are implementing masked attention strategies to help the model focus on the data that is available for each database. By leveraging LLMs, we aim to enhance interpretability, generalizability, and clinical usability. Regarding interpretability, we have tested adversarial attack approaches that can help understand the decision-making of the model and expose wanted and unwanted behaviors in early stages. Additionally, to define a training target, we have extracted cognitive scales so that the model identifies which risk factors impact the patient the most. Some of the scales we have found across databases include the Mini-Mental State Examination (MMSE), the Community Screening Interview for Dementia (CSI-D), and the Montreal Cognitive Assessment (MoCA). We are also working on incorporating clinical and imaging data, including MRI and PET scans, and varied omics data, such as RNA sequencing, whole genome sequencing, and DNA methylations. Each group of data types will be developed in modules and then integrated through a Mixture-of-Experts (MoE) architecture. Fig. 2 shows a general overview of our approach with MoE. Our next steps will focus on finishing the harmonization process and incorporating the remaining databases. Once we have various modules, we plan to train their ensemble in the MoE and test gating strategies to properly direct the input to the most appropriate expert.

So far, the first phase is focused on the current cognitive state and the factors that have the most significant impact on that state. In the second phase, we want to focus on understanding how cognitive abilities evolve over time and how modifiable risk factors lead to a positive or negative cognitive trajectory. For this task, we will include datapoints throughout time, focusing on the importance of temporality and causality in the data. Also, we can leverage strategies like chain-of-thought (CoT) in the transformer-based models from the previous phase to train the models to understand how the reasoning behind a risk factor leads to the cognitive outcome. This strategy will be implemented with help from experts that can provide examples of the analysis process on a case-by-case basis.

In the last phase, we will deploy the final model with insights from both previous phases to conduct further real-world validation and assess the impact of the model in early detection and cognitive trajectory improvements.

Fig. 1: Overview of the database for MINT-AD

Fig. 2: MINT-AD architecture using MoE

Our Strategy

Our goal is to develop product candidates to diagnose and/or treat central nervous system disorders, such as Alzheimer’s disease and neurodegenerative conditions. Key elements of our business strategy to achieve this mission include:

●

Advance Differentiated Therapies for High-Need CNS Indications: - Subject to FDA approval and clinical trials, IGC Pharma is advancing IGC-AD1 as a potential treatment for agitation in dementia due to Alzheimer’s disease—an area with limited effective therapies and significant unmet medical need.

●

Expand IGC-AD1’s therapeutic potential to treat AD, subject to FDA approval: - Subject to FDA approval, IGC Pharma aims to broaden the clinical application of IGC-AD1 beyond agitation to target core Alzheimer’s disease symptoms, contingent upon regulatory approval and support clinical data. Although there can be no assurance, this expansion could significantly enhance the drug’s value and impact in addressing a major unmet medical need.

●

Advance the development of TGR-63 as a potential therapeutic for AD: - IGC Pharma is progressing TGR-63, a preclinical candidate designed to target amyloid-beta plaque formation, a hallmark of Alzheimer’s pathology. This molecule represents a key component of the Company’s long-term strategy to diversify its Alzheimer’s pipeline and address the disease at its biological core.

●	Publish scientific findings in peer-reviewed journals to strengthen clinical credibility and visibility: - IGC Pharma actively disseminates research through peer-reviewed publications to validate its scientific approach, enhance transparency, and support regulatory engagement. This strategy reinforces the Company’s reputation within the medical and investor communities and underpins the advancement of its drug development programs.

●	Allocate Capital to Enhance Shareholder Value: - IGC Pharma Inc. is committed to strategically allocating capital to enhance shareholder value by advancing its AD pipeline, optimizing operational efficiency, and maintaining a robust financial position.

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

We believe that additional investment in clinical trials, AI, R&D, facilities, marketing, advertising, and the acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. Although there can be no assurance, we believe these investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new products that can provide treatment options for multiple conditions, symptoms, and side effects.

Core business competencies and advantages

Our core competencies include:

●	a network of doctors, scientists with Ph.D. degrees, and intellectual property legal experts with a sophisticated understanding of drug discovery, research, FDA filings, intellectual protection, and product formulation;

●	knowledge of various cannabinoid strains, their phytocannabinoids profile, extraction methodology, and impact on various pathways;

●	knowledge of plant and cannabinoid-based combination therapies;

●	knowledge of research and development in the field;

●	approximately thirty-one (31) patent applications out of which our portfolio includes twelve (12) granted patents. For more information, please refer to Item I, “Business” of Part I;

●	facilities and a team with experience in manufacturing, marketing, and selling products. These competencies have enabled us to make progress on our business goals, specifically completing the Phase 1 clinical trial of IGC-AD1, which has the potential to positively impact on the lives of millions of patients suffering from the symptoms of Alzheimer’s disease, subject to FDA approval.

Background on Alzheimer’s Disease (AD) Pathology

AD pathology can be divided into two categories: familial or inherited AD and sporadic AD. The histopathology of early-onset familial AD and late-onset sporadic AD is indistinguishable. Both forms of AD are characterized by extracellular amyloid-β (Aβ) plaques and intracellular tau-containing neurofibrillary tangles (Gӧtz, et al., 2011). Simplistically, in normal brain functioning, a large protein called Amyloid Precursor Protein (APP) is cleaved into smaller fragments called Aβ proteins. In a normal brain, these are subsequently broken down further and cleared. However, in AD brains, these Aβ proteins are not broken down and cleared; they instead stick to one another and deposit as inter-neuronal sticky plaque—that is, they deposit as plaque between neurons. In the brain, within a neuron, tau (τ) is a key protein that holds together the transport scaffold. As an analogy, it is the brick-and-mortar of the highway over which nutrients are transported within a neuron. In an AD brain, tau breaks down due to a process called hyperphosphorylation and is unable to hold the transport highway. The breakdown results in neurofibrillary tangles (NFTs) and eventually leads to neuronal death.

The misfolded structure of Aβ proteins, along with NFTs, generates a characteristic tendency for their aggregation (Chiti & Dobson, 2006) around damaged or dead neurons and within cerebral vasculature in the brain. It manifests in memory loss followed by progressive dementia. It has long been believed that Aβ1–40 (Aβ40) and Aβ1–42 (Aβ42) aggregates are the constituents of the insoluble plaques that are characteristic of AD. This disease is also associated with neuroinflammation, excitotoxicity, and oxidative stress (Campbell & Gowran, 2007; Rich, et al., 1995). However, the continuous aggregation of Aβ proteins along with hyperphosphorylation of tau protein inside the cell, causing NFT formation, are generally accepted as the major etiological factors of the neuronal cell death associated with the progression of Alzheimer’s disease (Octave, 1995; Reitz, et al., 2011; Pillay, et al., 2004). The two hallmarks of Alzheimer’s are shown in Figure 3.

Figure 3: Hallmarks of Alzheimer’s

●         Extracellular Plaque: β-amyloid (Aβ)

●         Tau Neurofibrillary Tangles (NTFs).

Causes loss of neurons & critical neuronal connections.

Also linked to Alzheimer’s:

●         Metabolism disruption

●         Mitochondrial dysfunction

●         Neuroinflammation

Alzheimer’s affects not only cognition but also mood and behavior, changes which increase in intensity as the disease progresses. Approximately 6.9 million Americans aged 65 and older are living with Alzheimer’s dementia, according to the Alzheimer’s Association’s 2024 Facts and Figures report. In 2025, it is estimated that 7.2 million Americans aged 65 and older have Alzheimer’s dementia, reflecting the growing aging population. Alzheimer’s is the most common cause of dementia, accounting for an estimated 60% to 80% of cases. Most individuals also have the brain changes of one or more other causes of dementia. This is called mixed pathologies, and if recognized during life it is called mixed dementia. There are various symptoms associated with this medical condition, such as screaming, pacing, biting, disrobing, excessive motor movements, physical aggression, and verbal aggression, among others. These behaviors make up clinical agitation in dementia due to Alzheimer’s disease and it they make it very difficult for caregivers to manage their loved ones. Agitation is associated with increased hospitalization and accelerated cognitive decline.

Symptoms of AD depend on the stage of the disease: preclinical, mild, moderate, or severe. NPS, such as agitation, apathy, delusions, hallucinations, and sleep impairment, are common accompaniments of dementia. Loss of functionality, including progressive difficulty in performing instrumental and basic activities of daily living, is also seen with disease progression (Tang et al., 2019). There is a spectrum of behavioral disorders that can affect patients with AD. These include agitation, anxiety, disturbance of the sleep cycle, depression, inappropriate sexual behavior, disinhibition, and irritability, among others (Lyketsos, et al., 2011). These behavioral disturbances not only affect the patient’s quality of life but also cause extreme emotional distress for the caregivers. These disturbances can become very difficult to manage, so most of the time, combined therapy is used (Matsunaga et al., 2015). This can cause secondary undesirable effects, such as excessive sleepiness, which diminishes the capability of the patient to be active and alert during the day; dizziness, which can increase the risk for falls (Allan, et al., 2005); worsening of cognitive function, which in turn worsens functionality (Paterniti S, et al., 2002); and even death due to cardiovascular complications (Qiu, et. Al., 2006).

Background on Agitation in Alzheimer’s dementia

Agitation is a prevalent neuropsychiatric symptom among individuals with Alzheimer’s disease, characterized by restlessness, aggression, and emotional distress. Studies indicate that up to 80% of individuals with Alzheimer’s experience agitation during the course of the disease. Based on these figures, approximately 5.8 million Americans with Alzheimer’s may experience agitation in 2025. This substantial number underscores the critical need for effective interventions targeting agitation to improve patient quality of life and reduce caregiver burden. Agitation is a behavioral syndrome characterized by increased, often undirected, motor activity, restlessness, aggressiveness, and emotional distress. While there can be no guarantee, we expect the Phase 2 trial to take between 12 and 18 months to complete, barring a variety of unknown factors.

We are currently developing IGC-AD1 for the treatment of Agitation in Alzheimer’s dementia (AAD). There is only one FDA-approved pharmacological treatment for the indication of AAD.

The National Institute on Aging (NIA) at the National Institutes of Health (NIH) defines AD as an irreversible, progressive brain disorder that destroys memory and thinking skills. AD is a progressive neurodegenerative disorder that manifests initially as forgetfulness, advancing to severe cognitive impairment and memory loss. Emotional distress, aggressive behaviors, disruptive irritability, and disinhibition characterize agitation. Agitation in Alzheimer’s dementia has been associated with increased caregiver burden, decreased functioning, earlier nursing home placement, and death.

The NIA categorizes Alzheimer’s in three stages- mild, moderate, and severe (NIA, 2019). Symptoms of mild Alzheimer’s can include wandering (getting lost, not remembering the way home), trouble handling money and paying bills, repeating questions, and personality or behavior changes. As the disease progresses to moderate, there is damage to the areas of the brain that control language, reasoning, sensory processing, and conscious thought. Patients can have difficulty with multi-step tasks such as getting dressed. Behavioral problems, including hallucinations, delusions, paranoia, and impulsive behavior, can also increase. When severe Alzheimer’s sets in, plaques and tangles spread throughout the patient’s brain, and the brain shrinks significantly. People with severe Alzheimer’s are completely dependent on others for care. They cannot communicate, and near the end of their life, they may be largely bedridden as the body shuts down (NIA, 2021).

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

Currently, IGC-AD1 is in a Phase 2 clinical trial, and on March 20, 2024, and on November 14, 2024, IGC announced the “Positive Interim Results for IGC-AD1 in Reducing Alzheimer’s agitation” and “Additional Phase 2 Interim Results Highlighting Cognitive Benefits of IGC-AD1 for Alzheimer’s Treatment”, respectively. The interim data validates IGC-AD1’s potential as a transformative therapeutic option with a large market opportunity in Alzheimer’s disease management, although there can be no assurance.

IGC-AD1 as a Treatment for Agitation in Alzheimer’s Dementia

Approximately 6.9 million Americans aged 65 and older are living with Alzheimer’s dementia, according to the Alzheimer’s Association’s 2024 Facts and Figures report. AAD is associated with an accelerated cognitive decline, increased caregiver burden, increased hospitalization, and increased need for medication, all significantly diminishing the quality of life for patients. Current therapies carry black box warnings, indicative of serious adverse reactions that may lead to death or serious injury. IGC-AD1 is designed to target AAD’s underlying causes and address the unmet need for safe and effective therapy.

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

The 146-patient IGC-AD1 Phase 2 trial, for which these interim results are presented, continues to enroll in the U.S. and Canada. As the interim results are based on a small number of patients (n=26), there is no guarantee that the positive interim results will hold up as more patients are enrolled in the trial. Learn more and find information about recruitment centers at https://clinicaltrials.gov/study/NCT05543681.

Figure 4: Damaged and Healthy Neurons

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

We conducted a double-blind, single-site, randomized, three-cohort, multiple-ascending dose (MAD) clinical trial (FDA IND Number: 146069, NCT04749563) using the investigational new drug (IND) IGC-AD1. In this trial, we looked at safety, tolerability, neuropsychiatric symptoms, and pharmacokinetics, among others. The trial concluded that all three dosing levels (once a day, twice a day, and twice a day) were safe, with no serious or life-threatening events or deaths reported.

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

Phase 1 Primary Endpoint: Safety & Tolerability

Safety and tolerability (S&T) were assessed by recording both solicited and non-solicited Adverse Events (AEs). The solicited AEs, assessed daily, were somnolence, falls, dizziness, asthenia, suicidal ideation, hypertension, psychiatric symptoms, and paradoxical nausea. All AEs were graded as mild, moderate, severe, life-threatening, and serious (SAE). In the phase 1 trial, a) there were no SAEs, b) no life-threatening AEs, and c) no deaths.

Phase 1 Secondary Endpoints: Neuropsychiatric Inventory (NPI)

Neuropsychiatric Symptoms (NPS) such as agitation/aggression, depression, anxiety, elation/euphoria, apathy, disinhibition, irritability, delusions, hallucinations, aberrant motor behavior, sleep disorders, and appetite/eating disorders are prevalent in patients who have AD (Phan et al., 2019). NPS in Alzheimer’s is a significant burden on patients and caregivers, and at some point in the progression of Alzheimer’s disease, more than 97% of patients suffer from at least one symptom. The Neuropsychiatric Inventory (NPI) is a scale that measures the severity of each symptom and establishes both individual symptom scores as well as an overall NPI score. Separately, the NPI also scores caregiver distress (NPI-D). The NPI is used by about 50% of neurologists to assess and treat Alzheimer’s patients (Fernandez et al., 2010).

In the Phase 1 trial conducted on patients with AD, we measured changes in NPS as assessed by the NPI as well as caregiver distress as assessed by the NPI-D. In the Phase 1 trial (N=10), seven received the active medication, and at baseline, they had agitation scores between two and twelve. The three Cohorts shown in Table 1 received the medication once a day (qd), twice a day (bid), and three times a day (tid). We measured and analyzed the change in the mean NPI score for agitation between Day 1 and Day 10 and between Day 1 and Day 15 for all three cohorts.

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

IGC-AD1 Phase 2 Clinical Trial Update

IGC Pharma launched a Phase 2 trial with a protocol titled “A Phase 2, Multi-Center, Double-Blind, Randomized, Placebo-controlled, trial of the safety and efficacy of IGC-AD1 on agitation in participants with dementia due to Alzheimer’s disease” (clinicaltrials.gov, Identifier: CT05543681). The trial treatment duration is 6 weeks, with the intervention, IGC-AD1 or placebo, administered twice a day. The study is powered to include 146 Alzheimer’s patients; as a superiority trial with parallel groups, half of the participants will receive a placebo, and the other half will receive IGC-AD1. The primary and secondary endpoints are the mean change in agitation scores from baseline, compared to placebo, as assessed by the Cohen-Mansfield Agitation Inventory (CMAI) in Alzheimer’s patients after 6 weeks of treatment and the mean change in CMAI scores after 2 weeks of treatment, respectively. Agitation is rated at the trial site, at baseline, week 2, and week 6, by a trained practitioner using the CMAI, a scale designed and widely used to measure agitation in Alzheimer’s dementia (AAD) in clinical trials.

The IGC-AD1 Phase 2 is an ongoing clinical trial that continues to enroll. IGC-AD1 is an oral liquid formulation administered twice daily (bid) for six weeks with no placebo run-in and titration to full dose over two days. To date over 1,000 oral doses have been administered, with no dose-limiting adverse events observed, highlighting the safety profile of IGC-AD1. The Investigational product targets different pathways implicated in AAD, including CB1 receptor dysfunction, neuroinflammation and neurotransmitter imbalance. The investigational drug contains THC, the principal psychoactive cannabinoid found in Cannabis, as one of two active pharmaceutical agents.

Pre-Specified Interim Results

An experienced third party conducted a protocol pre-specified interim analysis, mean changes from baseline were analyzed using a mixed-effects model for repeated measures (MMRM). Findings showed that patients taking IGC-AD1, on average, experienced a significant reduction in agitation scores compared to those on placebo, and the positive effects were observed as early as week two of the trial. Interim results will be discussed in the following sections.

IGC-AD1 Trial Interim Primary and Secondary Endpoints Results

The primary objective is to assess the efficacy of IGC-AD1 in AAD after six weeks of treatment using the CMAI scale. The secondary objective is to assess IGC-AD1 efficacy and early response in AAD using also the CMAI scale, after 2 weeks of treatment.

Based on the CMAI interim results shown in Table 2 below, IGC-AD1 demonstrated a clinical and statistically significant agitation reduction compared to placebo in patients with AD, indicating strong therapeutic potential and meeting the primary endpoint. The CMAI least-squared (LS) mean difference at week 6 was -10.46 (95% CI: -20.53 to -0.40) with a Cohen’s d effect size of 0.79 (p= .042), indicating a large and significant IGC-AD1 effect over placebo. Cohen’s d is a standardized statistical effect size that describes the magnitude of the difference between two groups, taking into account the variability in outcomes.

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

Table 2:- Interim CMAI Results for Week 2 and Week 6

	Week 2	Week 6 (EOT)
Scale	LS Mean Change (95% CI)	p value	Cohen’s d	LS Mean Change (95% CI)	p value	Cohen’s d
CMAI	-12.19 (-25.52, 1.14)	.071	0.79	-10.46 (-20.53, -0.4)	.042	0.79

IGC-AD1 Clinical Trial Interim Data Demonstrates Significant Reduction in Sleep Disturbances

As part of an interim analysis, the Company observed statistically and clinically significant reductions in sleep disturbances, as measured by the Neuropsychiatric Inventory (NPI-12) Sleep Subscale. At week 2, patients receiving the active medication experienced a 71% reduction in sleep disturbance (p = 0.012), which improved further to 78% at week 6 (p = 0.02), compared to placebo. These findings suggest that IGC-AD1 may reduce the frequency and/or severity of nighttime behavioral disturbances, an underrecognized but impactful symptom affecting up to 44% of individuals with AD.

Figure 5: - Shows the clinically and statistically significant decrease in the frequency and/or severity of sleep disturbances (B) for the active group versus the placebo group (A) as measured by the NPI Sleep Subscale.

Sleep disturbances are known to exacerbate cognitive and behavioral symptoms in AD and are a common contributor to caregiver distress and early institutionalization. The ability to improve sleep quality represents an important potential therapeutic benefit, as enhanced sleep has been linked to reduced amyloid-beta accumulation and slower disease progression in preclinical studies.

Beyond its implications in Alzheimer’s care, sleep disorders affect over 30 million Americans and are associated with increased risk for cognitive decline and cardiovascular disease. If the sleep-related benefits of IGC-AD1 are confirmed in larger clinical trials, the candidate may address a significant unmet need within the broader global sleep aid market, which is projected to exceed $100 billion by 2030.

Previously reported data from the ongoing Phase 2 trial also demonstrated notable reductions in agitation, further supporting IGC-AD1’s potential as a multi-targeted therapy for managing neuropsychiatric symptoms in AD. The Company anticipates additional data readouts from the CALMA trial in late 2025, including further analysis of sleep-related outcomes.

In parallel, IGC Pharma plans to initiate future studies evaluating IGC-AD1 as a disease-modifying therapy, reflecting the Company’s strategic commitment to advancing innovative, mechanism-driven treatments for central nervous system disorders.

Existing Treatments for Agitation in Alzheimer’s Dementia

In May 2023, the U.S. Food and Drug Administration (FDA) approved the first medication for the treatment of AAD, Brexpiprazole, an atypical antipsychotic, with a boxed warning. This approval followed a significantly larger 12-week Phase 3 trial, which showed a CMAI LS mean difference from baseline at week 12, between active treatment and placebo of -5.32 with a Cohen’s d effect size of 0.35, and a p-value of 0.003 (Lee et al., 2023).

Regulatory Environment for IGC-AD1

IGC-AD1 is currently made from federally legal hemp In addition, IGC-AD1 contains the federally legal amount of THC as defined in the 2018 Farm Bill. Therefore, IGC-AD1 is federally legal based on the amount of THC in the formulation and the origin of the THC. The Company grew hemp under a license in the state of Arizona. Manufacturing IGC-AD1 from hemp is an extremely inefficient process requiring vast amounts of hemp to manufacture the investigational medication. The regulatory landscape appears to be changing in that the U.S. government is seeking to reschedule THC from Schedule 1 to Schedule 3. The Company use hemp to manufacture IGC-AD1 , which is egal. The Company has received permission from the regulators to conduct the IGC-AD1 Phase 2 trial in the U.S., Canada, and Colombia.

TGR-63 and Alzheimer’s disease

TGR-63 was licensed from the Jawaharlal Nehru Centre for Advanced Scientific Research in India and developed by Prof. T Govindaraju, who designed several naphthalene monoimide compounds and compared their capacity to inhibit Aβ aggregation, their cytotoxicity, and their neuronal rescue capacity, in which TGR-63 excelled.

Researchers at the Jawaharlal Nehru Centre for Advanced Scientific Research (JNCASR), in India, conducted approximately 10 years of research on Naphthalene Monoimide (NMI) compounds and the activity of NMI compounds on neurotoxicity associated with AD.

In Alzheimer’s patients, neurotoxicity is linked to beta-amyloid (Aβ) plaques and Neuro Fibrillary Tangles (NFT). JNCASR’s research based on Alzheimer’s cell lines identified one lead NMI molecule, TGR-63, from a family of NMI molecules with the potential to reduce amyloid beta (Aβ) plaques. Further, they demonstrated that the molecule reduces cognitive decline in a transgenic mouse model of Alzheimer’s. Their results were published in Advanced Therapeutics under the title “Naphthalene Monoimide Derivative Ameliorates Amyloid Burden and Cognitive Decline in a Transgenic Mouse Model of Alzheimer’s Disease” on January 28, 2021.

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

Figures 6 and 7: - Show the destabilization of Aβ plaques and Aβ42 peptide with the help of TGR-63.

Computational Studies: A Plausible Mode of Action

Figure 6: In silico analysis demonstrated that TGR-63 molecular design enables it to interact with amyloid aggregates, disrupting various types of bonds. This destabilizes plaque’s structure, facilitating their breakdown.

(*Adv. Therap. 2021, 4 2000225).

Figure 7: TGR-63 also shows high affinity for the Aß42 peptide, compromising its tertiary structure and promoting the formation of globular non-toxic structures that can be metabolized.

(*Adv. Therap. 2021, 4 2000225).

Pre-clinical studies of TGR-63

TGR-63 is a patent-pending molecule designed to disrupt the structure of the amyloid beta (Aβ) plaque, one of the key hallmarks of AD, associated with neuronal toxicity and cognitive decline. TGR-63 targets plaques by inhibiting the aggregation of Aβ42 peptides and destabilizing their tertiary structure.

Specifically, the pre-clinical research on TGR-63 showed the following:

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

Figure 8: Reduction of the amyloid burden by TGR-63 in the APP/PS1 AD phenotypic mice model. A) Visualization of amyloid plaques in the half hemisphere: Confocal microscopy images of coronal section of WT, AD mice, and TGR-63 treated AD mice brain. B) Reduction of cortical and hippocampal amyloid burden by TGR-63 treatment: Higher magnification images of vehicle and TGR-63 treated mice (WT and AD) brain sections to visualize and compare the Aβ plaques deposition in the cortex and hippocampus areas. C, D) Quantification of Aβ plaques: The amount of Aβ plaques (%area) deposited in different regions (cortex and hippocampus) of vehicle and TGR63 treated mice (WT and AD) brain was analyzed. Data represent mean ± SEM, number of mice = 3 per group (*p < 0.05). Scale bar: 20 µm. (*Adv. Therap. 2021, 4 2000225).

Behavioral Impact: During the investigation, two groups of APP/PS1 mice undertook an Open-Field (OF) test, a behavioral assessment designed to measure aberrant behavior, stress and coping responses, and emotional state, among others, in rodent models. The mice in the APP/PS1 group that received TGR-63 treatment showed a 43% reduction in their overall movement within the test area (p<.0001), a 59% reduction in movement within the central zone of the test area (p<.01), and a 55% reduction in entries to the center zone compared to the untreated group (p<.05). These are shown in Figure 6. The results from these multiple tests indicate that TGR-63 treatment helped to improve in their anxious-like and aggressive-like behaviors compared to the group that did not receive the treatment, normalizing emotional and behavioral responses in the mouse model, reinforcing its potential as a promising treatment.

Figure 9 Behavioral Tests

Impact on memory: The cognitive impact of TGR-63 was assessed using two renowned behavioral tests, the Novel Object Recognition (NOR) Test and the Morris Water Maze (MWM), conducted on APP/PS1 genetically modified Alzheimer’s mice.

During the NOI Test, mice were familiarized with two identical objects, followed by exploration of both novel and familiar objects after 24 and 48 hours, to establish the discrimination index (DI). AD mice displayed a significantly lower DI (-3, p<0.0001, 24h; -7, p<0.0001, 48h) compared to wild-type (WT) mice (+49, 24h; +43 48h), indicating impaired long-term memory formation, while AD mice treated with TGR-63 exhibited an improved DI (+50, p<0.0001; +38, p<0.001), indicative of healthy long term memory formation and successful memory retrieval.

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

Figure 10: In the Novel Object Recognition test, mice treated with TGR-63 showed increased exploration of a new object over a familiar one, indicating enhanced learning capacity. (*Adv. Therap. 2021, 4 2000225).	Figure 11: During the Morris Water Maze test, mice treated with TGR-63 exhibited improved spatial memory, with decreased latency in finding the target compared to the untreated group. (*Adv. Therap. 2021, 4 2000225).

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

Intellectual Property

IGC Pharma, is committed to building a strong and defensible intellectual property (IP) portfolio that supports our strategic focus on neurodegenerative diseases and related therapeutic areas. Our IP strategy is centered on securing exclusive rights to proprietary technologies, inventions, and product candidates through the development, acquisition, and licensing of patents and related protections both in the United States and internationally.

We actively seek to protect our innovations by filing patent applications that cover novel methods, compositions, and uses associated with our investigational drug candidates, formulations, and related technologies. Our patent strategy is designed to cover key elements of our research and development efforts, particularly in the fields of AD, epilepsy, pain management, and other central nervous system (CNS) disorders. In addition to patent protection, we intend to leverage data exclusivity, market exclusivity, and patent term extensions, where applicable, to maximize the commercial potential and lifecycle of our assets, although there can be no assurance thereof.

Our commercial success depends in part on our ability to:

●	Obtain and maintain strong patent and proprietary protection;

●	Protect our trade secrets and proprietary know-how;

●	Secure necessary licenses for third-party intellectual property;

●	Enforce our rights against infringement; and

●	Operate without infringing valid, enforceable third-party patents.

We aim to commercialize our intellectual property through multiple channels:

1.	Pharmaceutical products are subject to U.S. Food and Drug Administration (FDA) approval. Our lead candidate, IGC-AD1, is currently in a Phase 2 clinical trial for treating agitation in AD. We are also developing TGR-63, a pre-clinical candidate with potential disease-modifying effects in Alzheimer’s.

2.	Branded wellness and lifestyle products, offered through retail and online distribution channels, in compliance with applicable federal, state, and local laws.

3.	Partnerships and licensing agreements with third parties to accelerate product development and market entry.

We hold exclusive rights to all patents filed with the U.S. Patent and Trademark Office (USPTO). In Fiscal 2017, we acquired exclusive rights to data and a patent application from the University of South Florida (USF), and following Fiscal 2022, we acquired similar exclusive rights from the Jawaharlal Nehru Centre for Advanced Scientific Research (JNCASR).

While patent registration is a key component of our business strategy, we cannot guarantee that all provisional or non-final patent applications will result in granted patents. Please refer to Item 1A. Risk Factors – “We may not successfully register the provisional patents with the USPTO.”

As of March 31, 2025, our intellectual property portfolio comprised twelve (12) issued patents and thirty-one (31) pending patent applications across the United States and international jurisdictions. Of the twelve issued patents, four (4) patents are licensed from third parties. These patents and applications cover compositions, methods of treatment, and formulations relevant to our core therapeutic areas, including AD, epilepsy, pain, and other neurodegenerative and central nervous system disorders.

Table 3 below provides the status of our patent filings:

Table 3 Patent Filings & Status

TARGET	DESCRIPTION	PATENT PENDING	GRANTED PATENTS
			US	FOREIGN
Alzheimer’s Disease (IGC-AD1)	Method & Composition for Treating CNS Disorders	12	-	1
Alzheimer’s Disease (IGC-AD1)	Method & Composition for Treating CNS Disorders	1	2	-
Alzheimer’s Disease (TGR-63)	Naphthalene Monoimide Derivatives with the ability to impact Aβ protein build-up	6	-	-
Alzheimer’s Disease (IGC-1C)	Naphthalene Monoimide Derivatives with the ability to impact Tau aggregation and neurofibrillary tangle formation	5	-	-
Alzheimer’s Disease (IGC-M3)	Naphthalene Monoimide Derivatives with the ability to impact Aβ plaque buildup and neurofibrillary tangle formation	4	-	-
Cancer (Naphthalene Diimdes)	Naphthalene Diimide Derivatives with the ability to self-assemble molecular interactions for biological and nonbiological systems	-	1	1
Alzheimer’s Disease (IGC-LMP)	Composition, Synthesis, & Medical use of Hybrid Cannabinoid	1	-	-
Epilepsy	Composition & Method for Treating Seizures in humans & cats/dogs	-	2	-
Eating Disorders	Cannabis formulation with Cyproheptadine for treating Cachexia & Eating Disorders	-	1	-
Stuttering & Tourette Syndrome	Cannabinoid-Based formulation for Treating Stuttering & Symptoms of Tourette Syndrome	1	-	-
Pain	Cannabinoid-Based Formulation combined with Cobalamin and method for Pain Management	1	2	2
TOTAL		31	8	4

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

We believe that additional investment in clinical trials, research and development (R&D), facilities, marketing, advertising, and acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. These investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new hemp-based products that can provide treatment options for multiple conditions, symptoms, and side effects.

Markets and Distribution

In Fiscal 2025, our Life Sciences segment is focused on the Phase 2 clinical trial for IGC-AD1 and building a pipeline of other assets. In addition, the Company sells over-the-counter products and formulations made in Vancouver, Washington facilities. Our Life Sciences revenue is less than 1% of the relevant global market, which implies a good opportunity for growth. In Fiscal 2025, our sales and suppliers were concentrated, which represents some risk. Two customers individually accounted for over 10% of total sales.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the CNS markets make them attractive therapeutic areas for biopharmaceutical businesses. Our competitors include well-funded pharmaceutical companies, companies in the food and skincare industries, and companies with experience in providing white labeling and tolling services. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face competition from many different sources. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Competition for the Company’s investigational medications, products, and services:

We are aware of other companies working to develop therapeutics for the treatment of AAD, including Axsome Therapeutics, Inc., which is working to develop a combination of dextromethorphan and bupropion, and Otsuka and Lundbeck A/S, which recently received approval for Rexulti for this indication.

Interim data from our Phase 2 trial of IGC-AD1 for agitation in Alzheimer’s disease show a statistically significant improvement in symptoms compared to placebo over six weeks, as measured by the Cohen-Mansfield Agitation Inventory (CMAI). IGC-AD1 demonstrated a large effect size (Cohen’s d = 0.79) and showed improvement as early as Week 2. For context, Brexpiprazole (Rexulti), the currently approved therapy, reported a moderate effect size (Cohen’s d = 0.4) and showed separation from placebo only by Week 6, based on published trial data, albeit with a significantly larger patient base.

In addition to efficacy, IGC-AD1 has shown a favorable safety profile to date. As of the 6-week interim analysis:

●	No serious adverse events (SAEs) were reported

●	No adverse events (AEs) led to treatment discontinuation

●	No deaths occurred in the treatment or placebo arms

While cross-trial comparisons must be interpreted with caution due to differences in trial design and patient populations, these early findings suggest that IGC-AD1 may offer faster symptom relief with a potentially improved safety profile compared to the currently approved therapy.

The study remains ongoing to further assess efficacy, durability, and long-term safety.

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

The table below summarizes the nature of the activity, the type of license required and held, and encumbrances in obtaining permits for each location where the Company operated through its subsidiaries in Fiscal 2025:

Location	Nature of Activity	Type of License Required	Type of License held	Encumbrances in Obtaining Permit
U.S.	Life Sciences Products and General Management	General business Clinical Trials; Good Manufacturing Practices (GMP) certification. FDA approval to run a trial	General business licenses; Industrial Alcohol User Permit; FDA approval to run a trial.	None.
India	Infrastructure Contract, Rental of heavy equipment, and land	General business license	Business registrations with tax authorities in various states in India	None.
Colombia	Life Sciences Products and General Management	General business license; Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits; Fondo Nacional De Estupefacientes (FNE) Permits.	General business license; Instituto Nacional de Vigilancia de Medicamentos y Alimentos (INVIMA) Permits; Fondo Nacional De Estupefacientes (FNE) Permits.	None.
Canada	Clinical Trials	Permit from Health Canada to conduct a trial in Canada. Permit to import IGC-AD1 into Canada.	Permit to conduct a trial and to import IGC-AD1 into Canada.	None

Governmental Regulations

In the U.S., we are subject to oversight and regulations, for some or all of our activities, by the following agencies: SEC, state regulators, NYSE, FTC, FINRA, and the FDA. Hemp is cannabis plant. Under the 2018 Farm Bill, Hemp is classified as a cannabis plant that has 0.3% or less THC by dry weight.

The 2018 Farm Bill, which was effective January 1, 2019, contains provisions that make industrial hemp, defined as a cannabis plant that has 0.3% of less THC by dry weight, legal. Although hemp is legal at the federal level, most states have created licensing and testing processes for the growing, processing, and sale of hemp and hemp-derived products.

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

Pre-clinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (USDA’s) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing, and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

●	Breakthrough Therapy Designation (BTD): This designation is given by the FDA to drugs that have the potential to significantly improve treatment for serious or life-threatening conditions. It allows for more intensive interaction with the FDA during development and can expedite the review process.

●	Fast Track Designation: This designation is designed to facilitate the development and expedite the review of drugs that address unmet medical needs. It offers some advantages like more frequent meetings with the FDA and potential for rolling review (reviewing data as it becomes available).

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

Human Capital Management and Environment, Health, and Safety

Human Capital Management

We believe that our ability to attract, retain, and develop exceptional talent is critical to our success, particularly in advancing our clinical development programs and scientific research. As of March 31, 2025, our full-time employee headcount worldwide was 70.

We foster a culture of collaboration, accountability, and innovation. We comply with all applicable labor, health, and safety laws and support employee well-being through flexible work policies and safe workplace practices. We invest in employee development, offering training and learning opportunities to help our teams grow professionally and contribute to our long-term success. We are committed to providing equal opportunities for all employees. Our compensation and equity programs are designed to retain talent and align with long-term shareholder value.8

Environment, Health, and Safety (EHS)

We are committed to health, safety, and environmental compliance in all our operations in the U.S., Colombia and India. While our operations have a limited environmental impact, we promote responsible practices to minimize waste and ensure safety in our research and office environments. Management oversees our EHS practices and updates them as needed to meet regulatory and operational requirements.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the Securities and Exchange Commission (the SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.igcpharma.com when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

As of March 31, 2025, we had cash and cash equivalents of approximately $405 thousand and working capital of approximately $639 thousand compared to cash and cash equivalents of $1.2 million and working capital of $1.4 million as of March 31, 2024, for continuing operations.

We have had a history of operating losses. Our net losses decreased by approximately $6 million from $13 million in Fiscal 2024 to approximately $7.1 million in Fiscal 2025. We expect to continue incurring substantial expenses as we advance the clinical development of IGC-AD1 and our other product candidates. Our ability to achieve or sustain profitability depends on our success in developing, obtaining regulatory approval for, and commercializing our product candidates, which is highly uncertain and subject to significant risks. If we fail to achieve profitability or improve our financial condition, our ability to raise additional capital may be limited, and the market price of our common stock could decline significantly. Additionally, continued losses could impact our ability to maintain compliance with applicable stock exchange listing requirements.

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

Our cannabinoid medication makes it difficult to raise money as a public company.

Within the species Cannabis sativa L, most countries define hemp by the amount of THC. Under the 2018 Farm Bill, hemp is classified as a cannabis plant that has 0.3% or less THC by dry weight.

Despite deriving IGC-AD1 from legal hemp, the Company is often incorrectly classified as a “cannabis company”, with all the nuances that accompany that label, including being blacklisted by banks, investment banks, and until recently by the largest stock clearing services company. The near-monopoly nature of some of these institutions, especially clearing houses, makes it difficult for the Company to raise money, deposit share certificates, or even have investment banking relationships. As we cannot control how others perceive us, there can be no assurance that we will be able to raise enough capital for our planned expansion.

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

Global Operations

We currently operate in the U.S., Canada, Colombia, and India, and buy raw materials and equipment from China, and our operations and expenses could be affected by currency fluctuations, capital and exchange controls, economic conditions including inflation, expropriation, and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations, tax laws, and regulations, and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including but not limited to the current conflicts, terrorist activity, unstable governments, and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.

India, and Colombia may be particularly vulnerable to periods of financial or political instability or significant currency fluctuations or may have limited resources for healthcare spending.

Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments), or other means of cost control.

We continue to monitor the global trade environment, especially with China and the countries we operate in, and potential trade conflicts and impediments that could impact our business. If trade restrictions or tariffs reduce global economic activity, potential impacts could include declining sales, increased costs, volatility in foreign exchange rates, a decline in the value of our financial assets and pension plan investments, required increases of our pension funding obligations, increased government cost control efforts, delays or failures in the performance of customers, suppliers and other third parties on whom we may depend for the performance of our business, and the risk that our allowance for doubtful accounts may not be adequate.

Legal claims could be filed that may have a material adverse effect on our business, operating results, and financial condition. We may, in the future, face risks of litigation and liability claims. The extent of such exposure can be difficult or impossible to estimate, which can negatively impact our financial condition and results of operations.

Our operations are subject to numerous laws and regulations in the U.S., India, and Colombia, relating to the protection of the public and necessary disclosures regarding financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil and, in some cases, criminal sanctions. We may not have been, or may not be, or may be alleged to have not been or to not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements or allegations. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines judgments, settlements, or other financial obligations or penalties, which could negatively impact our financial condition and results of operations. See Item 3, Legal Proceedings of this report, for further information on the current status of legal proceedings, if any. There can also be no assurance that any insurance coverage we have will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. In the event that we are not covered by insurance, our management could spend significant time and resources addressing any such issues. The legal fees necessary to defend against multiple lawsuits can be significant, impacting the Company’s overall bottom line when not covered by insurance or where the fees exceed the Company’s insurance policy limits.

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

Many U.S. state laws conflict with the federal Controlled Substances Act. It is unclear whether regulatory authorities in the U.S. would object to the registration or public offering of securities in the U.S. by our Company; the status of our Company as a reporting company; or investors investing in our Company, if we engage in legal cannabinoids cultivation and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. In addition, the status of cannabinoids under the Controlled Substances Act may have an adverse effect on federal agency approval of pharmaceutical use of phytocannabinoid products. Any such objection or interference could delay indefinitely or increase substantially the costs to access the equity capital markets, test our therapies, or create products from the Life Sciences segment.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, IGC-AD1 and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including but not limited to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;

●	obtaining regulatory approval to commence a trial;

●	reaching an agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining Institutional Review Board (IRB) approval at each site or Independent Ethics Committee (IEC) approval at sites outside the United States;

●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;

●	having patients complete a trial or return for post-treatment follow-up;

●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	addressing patient safety concerns that arise during the course of a trial;

●	adding a sufficient number of clinical trial sites; or

●	manufacturing sufficient quantities of the product candidate for use in clinical trials.

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

The FDA or any foreign regulatory bodies can delay, limit, or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	the FDA or comparable foreign regulatory authorities may disagree with our safety interpretation of our drug;

●	the FDA or comparable foreign regulatory authorities may disagree with our efficacy interpretation of our drug; and

●	the FDA or comparable foreign regulatory authorities may regard our Chemistry Manufacturing and Controls package as inadequate.

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

We have filed thirty-one (31) patent applications with the USPTO and also in other different countries in the combination therapy space for the indications of pain, Alzheimer’s, medical refractory epilepsy, eating disorders, and Tourette syndrome as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although twelve patents have been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This, in turn, may have a material and adverse impact on the trading price of our common stock.

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

Potential Risks Associated with the Disposal of Non-Core Assets

While our current focus is on advancing our Life Sciences business, we continue to own certain non-core assets, including infrastructure-related properties and equipment. We have not made a formal decision to dispose of these assets, other than “Asset held for sale”. Our decision to dispose of these non-core assets is aimed at monetizing non-core assets, streamlining operations, and optimizing resource allocation. However, if we decide to proceed with a sale, divestiture, or shutdown in the future, we may face various risks, including:

●	Impairment charges or write-downs that could negatively impact our financial results and stockholders’ equity;

●	Costs related to the termination of leases, contracts, or employee arrangements;

●	Challenges in finding suitable buyers or partners, potentially resulting in unfavorable pricing or delayed transactions;

●	Regulatory or legal risks associated with asset disposal, including environmental, labor, or tax compliance matters;

●	Distraction of management’s attention from our core Life Sciences operations.

Any of these factors could negatively affect our business, financial condition, or results of operations. Investors should be aware of the potential risks associated with this process and its potential impact on our financial performance before investing in our company.

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

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. Our common stock has also been volatile, with our 52-week closing price range being at a low of $0.27 and a high of $0.69 per share. Future announcements concerning the introduction of new products, services, or technologies or changes in product pricing policies by us or our competitors, or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure you that the stock price will continue at these or any higher levels.

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

As of June 20, 2025, our executive officers and largest shareholders beneficially owned 21.01% based on 83,891,586 outstanding shares of common stock. As a result, our insiders have the ability to influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation, or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Further, this concentrated insider ownership will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

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

In the event of a cybersecurity incident, we have established procedures for prompt investigation, containment, and remediation to minimize the impact on our operations and stakeholders. We believe that our cybersecurity program is robust and effective, and we will continue to invest in and improve our capabilities to address evolving threats, although there can be no assurance, that our cybersecurity program will prevent all incidents. We are committed to transparency and will provide updates on any material cybersecurity incidents that may impact our company or our stakeholders.

During Fiscal year ended March 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Lead. Our IT Lead has 5 years of experience in roles that include oversight of cybersecurity risk management programs. In addition, the IT Lead is assisted by an external agency with about 15 years of expertise in cybersecurity.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Potomac, Maryland. We own approximately 40,000 square feet of property used for general management and R&D operations. In addition, we are leasing, through September 2025, approximately 16,000 square feet in Vancouver, Washington, for manufacturing, sales, and distribution of our Life Sciences segment products and services. In addition, we own and have short-term lease facilities in the U.S. and India that are used for sales, storage, accounting, management, and R&D. The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and suitable for conducting its business.

We own approximately 5 acres of land in India, classified as “Asset Held for Sale” as on March 31, 2025. Please refer, Note 6 – “Property, Plant and Equipment”, for more information on Part II, Item 8.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of March 31, 2025, the following material litigation is pending:

Engineering and Consulting Group SAS et al. v IGC Pharma Inc., case file no. 110016000050202247710 (Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia). The Company and the ECG corporation are in a contractual dispute. The Company filed a complaint against four (4) individuals with the Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia, under file no. 110016000050202247710 for charges of fraud, falsification of a private document, and conspiracy to commit a crime. The complaint was filed in 2022. In December 2023, the case was reviewed by the investigator and scheduled and accepted for a hearing by the prosecutor in calendar 2024. During the fiscal year ended 2025, the Company met with the prosecutors and pressed the urgency of moving the case through the legal system.

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

Securities authorized for issuance under equity compensation plans

The following table shows, as of March 31, 2025, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a) (in thousands)
Equity compensation plans approved by security holders:

2018 Omnibus Incentive Plan (1)	2,106	$0.34	1,821
Special Grant (2)	9,203	$0.51	4,224

(1)	Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 14, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.
(2)	Consists of 2 million shares as a special grant of common stock, as approved by our stockholders on January 7, 2020, 2.5 million shares as a special grant of common stock, as approved by our stockholders on January 11, 2021, 3.5 million shares as a special grant of common stock, as approved by our stockholders on October 15, 2021, 3 million shares as a special grant of common stock, as approved by stockholders on September 9, 2022, 3 million shares as special grant of common stock, as approved by stockholders on August 18, 2023 and 5 million shares as special grant of common stock, as approved by stockholders on August 23, 2024.

Holders of Record

As of June 20, 2025, we had approximately 46 registered shareholders of record of our common stock and 2 registered unit holders. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.

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

Unregistered sales of equity securities

In the first quarter of Fiscal 2026, the Company entered into a Share Purchase Agreement (the 2025 SPA) with multiple investors, relating to the sale and issuance by our company to investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the 2025 SPA, the investor received piggyback registration rights subject to certain restrictions. Shares are intended to be exempt from registration under the Securities Act, by virtue of the provisions of Section 4(a)(2) of Securities Act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the consolidated statement of operations, liquidity, and capital resources, and a summary of cash flows, which apply to Fiscal 2025, ending on March 31, 2025, and Fiscal 2024, ending on March 31, 2024. These statements should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

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

Overview

IGC Pharma, a clinical-stage pharmaceutical company developing treatments for Alzheimer’s disease (AD) and related neurodegenerative conditions, is committed to transforming patient care by seeking to offer faster-acting and more effective solutions. The Company’s research and development efforts are centered on addressing some of the most challenging and underserved symptoms of Alzheimer’s, with the lead investigational candidate, IGC-AD1, positioned at the forefront of this strategy. It is designed to treat agitation in Alzheimer’s dementia, a common and difficult-to-manage neuropsychiatric symptom that significantly impacts millions of patients’ well-being and caregiver burden.

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

Clinical Trial Operational Excellence

As part of our commitment to operational discipline and patient-centric innovation, we continue to focus not only on the scientific rigor of our clinical trials but also on their cost-effectiveness. For our Phase 2 trial of IGC-AD1, we have successfully optimized trial operations to bring the cost per patient enrolled to approximately $70 thousand.

This represents a significant improvement over industry norms for Alzheimer’s trials, where average per-patient costs can exceed $100 thousand to $150 thousand, according to multiple industry benchmarks for mid-stage neurodegenerative clinical trials. These efficiencies reflect our strategic use of:

●	In-house site selection, training of clinical sites, monitoring, audit, scientific, and clinical trial operations

●	In house regulatory and marketing to potential patients for each of the clinical trial sites

●	Technology-enabled patient recruitment and monitoring

By keeping trial costs below market averages while maintaining robust clinical standards, we believe we are well-positioned to deliver high-quality data and extend our cash runway, both critical to de-risking our development timeline and enhancing shareholder value, although there can be no assurance thereof.

Clinical Trial Updates

●	On March 26, 2025, the Company announced additional positive interim results from its ongoing Phase 2 clinical trial on IGC-AD1, an investigational treatment for agitation in dementia due to AD. The results suggest that IGC-AD1 may decrease the frequency and/or severity of sleep disturbances and nighttime behaviors. Based on the interim analysis at week 2, sleep disturbance was reduced by about 71% (p=.012) and at week 6, about 78% (p=.02) for those on the active medication. These values indicate a clinical and statistically significant reduction in sleep disturbances among Alzheimer’s patients receiving the active medication compared to placebo, as measured by the Neuropsychiatric Inventory (NPI-12) Sleep Subscale.

●	During fiscal 2025, the Company expanded the CALMA Phase 2 trial by adding 13 prestigious research sites, including Miami Jewish Health and Butler Hospital’s Memory and Aging Program, to accelerate patient enrollment and diversify the study population.

●	Based on the interim results, the secondary endpoint showed a clinically significant reduction, approaching statistical significance, in agitation in Alzheimer’s at week two compared to placebo. CMAI LS mean difference at week 2, assessing early response, was -12.19 with an ES of 0.79 (p= .071).

Table 2:- Interim CMAI Results for Week 2 and Week 6

Week 2				Week 6 (EOT)
Scale	LS Mean Change (95% CI)	p value	Cohen’s d	LS Mean Change (95% CI)	p value	Cohen’s d
CMAI	-12.19 (-25.52, 1.14)	.071	0.79	-10.46 (-20.53, -0.4)	.042	0.79

Interim data from our Phase 2 trial of IGC-AD1 for agitation in Alzheimer’s disease show a statistically significant improvement in symptoms compared to placebo over six weeks, as measured by the Cohen-Mansfield Agitation Inventory (CMAI). IGC-AD1 demonstrated a large effect size (Cohen’s d = 0.79) and showed improvement as early as Week 2. For context, Brexpiprazole (Rexulti), the currently approved therapy showed separation from placebo only by Week 6, based on published trial data.

In addition to efficacy, IGC-AD1 has shown a favorable safety profile to date. As of the 6-week interim analysis:

●	No serious adverse events (SAEs) were reported

●	No adverse events (AEs) led to treatment discontinuation

●	No deaths occurred in the treatment or placebo arms

While cross-trial comparisons must be interpreted with caution due to differences in trial design and patient populations, these findings suggest that IGC-AD1 may offer faster symptom relief with a potentially improved safety profile compared to the currently approved therapy.

The Phase 2 trial remains ongoing to complete 146 patients.

Business Updates

●	On January 21, 2025, the Company appointed Terry McAuliffe, the 72nd Governor of Virginia, as a strategic advisor. Governor McAuliffe’s extensive leadership experience across public and private sectors will play a pivotal role in advancing IGC Pharma’s mission to redefine Alzheimer’s care and position for growth in the biotechnology and pharmaceutical industries.

●	Through Fiscal 2025 the Company raised over $4.64 million through different private equity placement SPAs and the ATM. Please refer to Note 13 – “Securities” for more information.

Results of Operations

Fiscal 2025 compared to Fiscal 2024

The following table presents an overview of our results of operations for Fiscal 2025 and Fiscal 2024:

Statement of Operations (in thousands, audited)

	Fiscal
	2025 ($)	2024 ($)	Change ($)	Percent Change
Revenue	1,271	1,345	(74)	(6)%
Cost of revenue	(652)	(612)	(40)	7%
Gross profit	619	733	(114)	(16)%
Selling, general, and administrative expenses	(4,410)	(6,758)	2,348	(35)%
Research and development expenses	(3,655)	(3,773)	118	(3)%
Operating loss	(7,446)	(9,798)	2,351	(24)%
Impairment Loss on PPE	-	(3,345)	3,345	(100)%
Other income, net	325	143	182	127%
Loss before income taxes	(7,121)	(13,000)	5,878	(45)%
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(7,121)	(13,000)	5,878	(45)%

Revenue – During Fiscal 2025, the Company’s revenue decreased by $74 thousand from $1.3 million in Fiscal 2024 to $1.2 million in Fiscal 2025. The primary source of revenue in both years was from the Life Sciences segment, encompassing the sale of our formulations as white-labeled manufactured products, among others. Fiscal 2024, the Company also generated $164 thousand in revenue from the Infrastructure business. However, in Fiscal 2025, revenue from Infrastructure was nil due to the completion of all infrastructure projects. Excluding Infrastructure, revenue from the Life Sciences segment increased from $1181 thousand in Fiscal 2024 to $1271 thousand in Fiscal 2025. Our core focus is on advancing IGC-AD1, the completion of the Phase 2 trial, and development of MINT-AD for early diagnosis of Alzheimer’s. In the future, our revenue from white label may not increase as we allocate more resources to expanding our core pharma focused programs.

Cost of revenue – The cost of revenue amounted to approximately $652 thousand for Fiscal 2025, compared to $612 thousand utin Fiscal 2024, this represents a gross margin of 49% and 54%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products and services in both segments. The slight decrease in gross margin is attributed to the Company’s strategic efforts to develop new formulations using a broader range of active ingredients, which, while affecting margins in the short term, are expected to open new commercial avenues in the long term.

Selling, general, and administrative (SG&A) expenses –SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. For Fiscal 2025, the Company reported SG&A expenses of approximately $4.4 million, representing a decrease of approximately $2.3 million, or 35%, compared to the $6.7 million recorded in Fiscal 2024. This significant decline in SG&A expenses is attributable to the Company’s focused efforts to optimize corporate-level operational efficiency by lowering employee–related costs due to headcount alignment and compensation restructuring, implementing better inventory management systems, and reducing spending on legal and professional services through more efficient vendor management. In a demonstration of cost and cash discipline, management elected to convert approximately $750 thousand in accrued bonuses into performance-based compensation, payable only upon the achievement of defined business milestones, which also align with shareholder interest. These optimizations allowed the Company to preserve capital and extend its operational runway while maintaining the infrastructure necessary to support clinical development and strategic initiatives.

Research and Development (R&D) expenses – R&D expenses were primarily associated with the Life Sciences segment, reflecting the Company’s investment in R&D activities. In Fiscal 2025, the Company reported R&D expenses of approximately $3.7 million, representing a decrease of $118 thousand or 3% compared to approximately $3.8 million in Fiscal 2024. The R&D expenses is primarily attributed to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on TGR-63, indicating the Company’s dedication to advancing its product pipeline. As the development of TGR-63 and the Phase 2 trial on Alzheimer’s gains momentum, the Company anticipates increase in R&D expenses.

Impairment loss on Property, Plant, and Equipment (PPE) – During Fiscal 2025, there was no impairment loss on PPE. During Fiscal 2024, as the Company focused on liquidating all non-operating assets to reduce the cost and generate cash, the Company impaired the land situated in Nagpur, India, by approximately $3.3 million to $720 thousand from $4.1 million.

Other Income, net – During Fiscal 2025, the Company reported approximately $325 thousand in other income, which represents an increase of approximately $182 thousand as compared to the $143 thousand recorded in Fiscal 2024. The increase in other income is attributable to the tax credit of $194 thousand.

Liquidity and capital resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations, or other long-term liabilities except as disclosed in this report. Please refer to Note 12, “Commitments and contingencies”, Note 11, “Loans and Other Liabilities,” and Note 9, “Leases” in Item 1 of this report for further information on the Company’s commitments and contractual obligations.

Pursuant to the Master Loan and Security Agreement (the Credit Agreement) with O-Bank, Co., Ltd., the Company successfully obtained a working capital credit facility totaling $12 million and, in addition, raised approximately $4.64 million in exchange for approximately 14.2 million shares. The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful or as to any private placement or the terms of such offering. Any equity issuances would be dilutive to shareholders. Please refer to Note 13 – “Securities”, for more information.

On July 29, 2024, the Company entered into an amendment to extend the Credit Agreement, effective July 8, 2024. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 7, 2023, with the exception of a reduction in the facility fees from $120,000 to $84,000. All other material terms of the Loan Agreement remain unchanged.

As disclosed in Subsequent Events, on June 24, 2025, IGC Pharma, Inc. (“IGC” or the “Company”) entered into an amendment to extend its existing Master Loan and Security Agreement along with the General Banking Facility Letter (collectively called the “Loan Agreement”) with O-Bank, CO., LTD., a banking corporation incorporated under the laws of Taiwan, as administrative agent and lender (the “Lender’), effective June 24, 2024. The amendment extends the term of the Loan Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 2, 2024, with the exception of i) a reduction in the facility fees from $84,000 to $48,000 and ii) interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1.2%, instead of 1% . All other material terms of the Loan Agreement remain unchanged.

On October 27, 2023, the Company entered into a Sales Agreement (the Sales Agreement) with A.G.P./Alliance Global Partners (the Agent) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $60 million , subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the Offering). As of March 31, 2025 the Company has sold approximately $2.1 million, under the Sales Agreement.

On March 22, 2024, the Company entered into a Share Purchase Agreement (the March 2024 SPA) with Bradbury Strategic Investment Fund A, resulting in approximately $3 million in gross proceeds. During the quarter ended June 30, 2024, the Company issued approximately 8.8 million shares of unregistered common stock at a price of $0.34 per share. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), by virtue of the provisions of Section 4(a)(2) of Securities Act and Regulation D and/or Regulation S adopted thereunder. During fiscal 2024, the Company had received $500 thousand of the total $3 million due under the March 2024 SPA, while the remaining $2.5 million was received in, the Company has sold approximately $2.1 million April 2024. Please refer to Note 13 – “Securities”, for more information.

On September 25, 2024, the Company entered into the 2024 Share Purchase Agreement (the “September 2024 SPA”) with Moran Global Strategies, Inc., a Virginia corporation (“MGS”), which is owned by James Moran, a director of IGC, relating to the sale and issuance by our company to the investors of an aggregate of 588,235 shares of our common stock, for a total purchase price of $200,000, or $0.34 per share, subject to the terms and conditions set forth in the September 2024 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the September 2024 SPA, the investor received piggyback registration rights subject to certain restrictions. Shares are intended to be exempt from registration under the Securities Act by virtue of the provisions of Section 4(a)(2) of Securities Act.

In the first quarter of Fiscal 2026, the Company entered into the 2025 Share Purchase Agreement with multiple investors, relating to the sale and issuance by our company to the investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the 2025 SPA, the investor received piggyback registration rights subject to certain restrictions.

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

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, audited)

	As of March 31, 2025 ($)	As of March 31, 2024 ($)	Change ($)	Percent Change
Cash, cash equivalents	405	1,198	(793)	(66)%
Working capital	639	1,365	(726)	(53)%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $793 thousand to $405 thousand in Fiscal 2025 from $1.2 million in Fiscal 2024, a decrease of approximately 66%. This is discussed in the summary of cash flows, as follows:

	(in thousands, audited)

	Fiscal
	2025 ($)	2024 ($)	Change ($)	Percent Change
Cash used in operating activities	(4,794)	(5,199)	405	(8)%
Cash used in investing activities	(442)	(317)	(126)	40%
Cash provided by financing activities	4,451	3,524	927	26%
Effects of exchange rate changes on cash and cash equivalents	(7)	(6)	(1)	14%
Net decrease in cash and cash equivalents	(792)	(1,998)	1,206	(60)%
Cash and cash equivalents at the beginning of the period	1,198	3,196	(1,998)	(63)%
Cash and cash equivalents at the end of the period	405	1,198	(792)	(66)%

Operating Activities

Net cash used in operating activities for Fiscal 2025 was approximately $4.8 million. It consists of a net loss of approximately $7.1 million, a positive impact on cash due to non-cash expenses of approximately $2.3 million, and changes in operating assets and liabilities of approximately $70 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $618 thousand, stock-based expenses of approximately $1.6 million, impairment loss of approximately $152 thousand and an approximately $12 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a positive impact of approximately $70 thousand on cash, of which approximately $180 thousand is due to an adjustment in inventory, approximately $107 thousand increase in accounts payable, approximately $187 decrease in deposit and advances, approximately $195 thousand decrease in accrued and other current liabilities, approximately $100 thousand increase in operating lease assets, and approximately $75 thousand increase in other net current assets.

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

Investing Activities

Net cash used in investing activities for Fiscal 2025, was approximately $442 thousand, which comprises approximately $370 thousand for the acquisition and development of intangible assets, and approximately $72 thousand from the net purchase of property, plant, and equipment.

Net cash used in investing activities for Fiscal 2024, was approximately $317 thousand, which comprises approximately $377 thousand for the acquisition and development of intangible assets, approximately $94 thousand from the net purchase of property, plant, and equipment, and approximately $154 thousand from a short-term investment.

Financing Activities

Net cash provided by financing activities was approximately $4.4 million for Fiscal 2025, which comprises net proceeds from the issuance of equity stock of approximately $4.4 million and re-payment of a long-term loan of approximately $3 thousand.

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

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products Life Sciences segment.

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

Net sales disaggregated by significant products and services for Fiscal 2025 and 2024 are as follows:

	(in thousands) Year ended March 31,
	2025 ($)	2024 ($)
Wellness and lifestyle (1)	113	228
White labeling services (2)	1,158	953
Other(3)	-	164
Total	1,271	1,345

(1)	Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, bath bombs, lotions, beverages, hemp crude extract, hemp isolate, and hemp distillate.
(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.
(3)	Other consists of income from the rental of heavy construction equipment and the execution of contracts directly or through subcontractors.

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

During Fiscal 2025, there was no impairment loss on PPE. During Fiscal 2024, as the Company focused on liquidating all non-operating assets to reduce costs and generate cash, the Company impaired the land situated in Nagpur, India, by approximately $3.3 million to $720 thousand from $4.1 million. The Company believes it can sell the above-said non-operating land as it is without any improvement. Selling this land will give immediate cash, which the company can use in its operating segments.

Software Development Costs

The Company is developing two proprietary software platforms intended to be commercialized:

1.	A clinical data management platform designed for the collection, analysis, and real-time monitoring of clinical trial data; and;

2.	A MINT- AD - AI-driven diagnostic and treatment personalization platform aimed at assisting in the early detection of Alzheimer’s disease and providing data-informed therapeutic suggestions.

In accordance with ASC 985-20, Software to Be Sold, Leased, or Marketed, the Company capitalizes development costs incurred after technological feasibility has been established and before the software is available for general release. Costs incurred during the research, planning, or preliminary design phase are expensed as incurred.

Capitalized costs include direct labor, third-party development services, cloud computing infrastructure directly related to model development and deployment, and associated overhead. These costs are amortized on a straight-line basis over their estimated useful lives, typically five to ten years, beginning when the software is ready for its intended commercial use.

During Fiscal 2024, the Company began working on overlaying machine learning technologies and Artificial Intelligence (AI) into the internal clinical trial software framework for trial management with the expectation that this can lead to improved decision-making, contextual data entry, computational models, trial design (Phase 3), and data analysis, the company believes it is probable that the project will be completed and the software will be used to perform the function intended. As of Fiscal year ended 2025, the Company capitalized approximately $863 thousand in software development costs. Please refer to Note 5, “Intangible Assets,” for more information.

Foreign currency translation

IGC operates in India, U.S., and Colombia, and a substantial portion of the Company’s financials are denominated in the Indian Rupee (INR), or the Colombian Peso (COP). As a result, changes in the relative values of the U.S. Dollar (USD), the INR, or the COP affect financial statements.

The accompanying financial statements are reported in USD. The INR, and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations. The exchange rates used for translation purposes are as follows:

		Period End Average Rate				Period End Rate
Period		(P&L rate)				(Balance sheet rate)
Year ended March 31, 2025	INR	84.54	Per	USD	INR	85.45	Per	USD

	COP	4,140.74	Per	USD	COP	4,200	Per	USD

Year ended March 31, 2024	INR	82.79	Per	USD	INR	83.38	Per	USD

	COP	4,114	Per	USD	COP	3,862	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. In Fiscal 2025 and Fiscal 2024, there were no known or detected material breaches in cybersecurity.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IGC Pharma, Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025, and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chennai, India

June 27, 2025

UDIN: 2523783OBMNTMJ2350

IGC Pharma, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2025 ($)	March 31, 2024 ($)
ASSETS
Current assets:
Cash and cash equivalents	405	1,198
Accounts receivable, net	34	39
Inventory	1,360	1,540
Asset held for sale	702	720
Deposits and advances	395	208
Total current assets	2,896	3,705

Non-current assets:
Intangible assets, net	1,852	1,616
Property, plant and equipment, net	3,220	3,695
Claims and advances	681	688
Operating lease asset	98	198
Total non-current assets	5,851	6,197
Total assets	8,747	9,902
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	883	773
Accrued liabilities and others	1,374	1,567
Total current liabilities	2,257	2,340

Non-current liabilities:
Long-term loans	134	137
Other liabilities	16	20
Operating lease liability	10	84
Total non-current liabilities	160	241
Total liabilities	2,417	2,581

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of March 31, 2025, or March 31, 2024.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 80,878,058 and 66,691,195 shares issued and outstanding as of March 31, 2025, and March 31, 2024, respectively.	130,570	124,409
Accumulated other comprehensive loss	(3,496)	(3,423)
Accumulated deficit	(120,744)	(113,665)
Total stockholders’ equity	6,330	7,321
Total liabilities and stockholders’ equity	8,747	9,902

The accompanying notes should be read in connection with these consolidated financial statements

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

	Years Ended March 31,
	2025 ($)	2024 ($)
Revenue	1,271	1,345
Cost of revenue	(652)	(612)
Gross profit	619	733
Selling, general and administrative expenses	(4,410)	(6,758)
Research and development expenses	(3,655)	(3,773)
Operating loss	(7,446)	(9,798)
Impairment loss on PPE	-	(3,345)
Other income, net	325	143
Loss before income taxes	(7,121)	(13,000)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(7,121)	(13,000)
Foreign currency translation adjustments	(30)	(34)
Comprehensive loss	(7,151)	(13,034)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.22)
Weighted-average number of shares used in computing loss per share amounts:	76,517,175	58,839,868

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of April 1, 2023	53,077	118,965	(100,665)	(3,389)	14,911
Common stock-based compensation & expenses, net	3,534	1,917	-	-	1,917
Issuance of common stock through offering (net of expenses)	10,580	3,027	-	-	3,027
Share money received but not allotted	-	-	-	-	-
Cancellation/forfeiture of shares	(500)	-	-	-	-
Common stock subscribed	-	500	-	-	500
Other adjustments	-	-	-	-	-
Net loss	-	-	(13,000)	-	(13,000)
Foreign currency translation adjustments	-	-	-	(34)	(34)
Balances as of March 31, 2024	66,691	124,409	(113,665)	(3,423)	7,321

Balances as of April 1, 2024	66,691	124,409	(113,665)	(3,423)	7,321
Common stock-based compensation & expenses, net	-	1,709	-	-	1,709
Issuance of common stock through offering (net of expenses)	14,187	4,252	-	-	4,252
Share money received but not allotted	-	200	-	-	200
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Other adjustments	-	-	43	(43)	-
Net loss	-	-	(7,122)	-	(7,122)
Foreign currency translation adjustments	-	-	-	(30)	(30)
Balances as of March 31, 2025	80,878	130,570	(120,744)	(3,496)	6,330

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2025 ($)	2024 ($)
Cash flows from operating activities:
Net loss	(7,121)	(13,000)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	618	637
Provision for bad debt	13	93
Impairment of assets	152	3,448
Common stock-based compensation and expenses, net	1,640	1,773
Profit/Loss on sale of fixed assets, net	(25)	(44)

Changes in:
Accounts receivables, net	(8)	(25)
Inventory	180	1,008
Deposits and advances	(187)	150
Claims and advances	7	315
Accounts payable	106	243
Accrued and other liabilities	(196)	197
Operating lease asset	100	129
Operating lease liability	(74)	(123)
Net cash used in operating activities	(4,795)	(5,199)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(112)	(138)
Sale of property, plant, and equipment	40	44
Proceeds from short-term investments	-	154
Acquisition and development of intangible assets	(370)	(377)
Net cash used in investing activities	(442)	(317)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	4,454	3,027
Proceeds from common stock subscribed	-	500
Repayment of long-term loan	(3)	(3)
Net cash provided by financing activities	4,451	3,524

Effects of exchange rate changes on cash and cash equivalents	(7)	(6)
Net decrease in cash and cash equivalents	(793)	(1,998)
Cash and cash equivalents at the beginning of the period	1,198	3,196
Cash and cash equivalents at the end of the period	405	1,198

Supplementary information:
Non-cash items:
Common stock issued/granted for stock-based compensation, including patent acquisition	1,640	1,773

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years Ended March 31, 2025, and 2024

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our” and “us” refer to IGC Pharma, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS

IGC Pharma is on a mission to transform Alzheimer’s treatment. We are building a robust pipeline of drug candidates, each targeting different aspects of the disease. Our product candidate pipeline and anticipated milestones include the following: -

Asset	Target Indication	Mechanism of Action	Development Stage	Key Milestones
IGC- AD1	Agitation in Alzheimer’s dementia	CB1 receptor partial agonist; reduces neuroinflammation and restores neurotransmitter balance	Phase 2 clinical trial (CALMA study)	Interim Phase 2 data analysis suggests cognitive improvements in the active treatment group versus the placebo group,
TGR-63	Early to moderate Alzheimer’s disease	Disrupts amyloid-beta (Aβ) plaque formation; crosses blood-brain barrier	Preclinical	Demonstrated favorable safety profile; advancing towards clinical trials
LMP	Alzheimer’s disease	Targets neuroinflammation, neurotransmitter imbalance, and inflammasome-3	Preclinical	Bioequivalence to IGC-AD1 anticipated in 2025
IGC-M3	Early-stage Alzheimer’s disease	Inhibits Aβ plaque aggregation	Preclinical	Toxicology studies planned for mid-2025
IGC-1C	Alzheimer’s disease and metabolic disorders	Targets tau protein phase separation; potential GLP-1 receptor agonist	Preclinical	Exhibits strong binding affinity to tau protein; potential for weight loss applications
IGC-1A	Metabolic disorders (e.g., type 2 diabetes, obesity)	Potential GLP-1 and GIP receptor agonist; CB1 receptor inverse agonist	Preclinical	Identified through AI modeling; toxicology and dosing studies underway

This pipeline reflects IGC Pharma’s strategic focus on addressing neurodegenerative diseases, particularly Alzheimer’s, through innovative mechanisms targeting key pathological features like amyloid plaques and tau protein aggregation. Additionally, their expansion into metabolic disorders showcases the versatility of their drug discovery platform, leveraging artificial intelligence to identify promising therapeutic candidates.

As of March 31, 2025, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), HH Processors, LLC, IGCare LLC, Sunday Seltzer LLC, IGC Pharma IP, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Hamsa Biopharma India Pvt. Ltd. And Colombia-based beneficially-owned subsidiary IGC Pharma SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’ principal office is in Maryland established in 2005. Additionally, the Company has offices in Washington state, Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

During fiscal 2025, the Company reassessed its reportable segment structure in connection with its strategic realignment toward Life Sciences. As a result, management determined that the Company operates as a single reportable segment, focused on the vision to make the world free from Alzheimer’s. Historically, the Company reported two operating segments: Life Sciences and Infrastructure. While the Infrastructure segment generated revenues in fiscal 2024, it did not generate any revenues in fiscal 2025 and is no longer actively managed or evaluated as a discrete operating segment by the Company’s Chief Operating Decision Maker. For more information, please refer to “Note 18 – Segment Information”.

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

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products. Refer to Note 17 – “Revenue Recognition.”

d) Cost of Revenue

Our cost of revenue includes costs associated with in-house and outsourced distribution, labor expenses, components, manufacturing overhead, and outbound freight for our products division. In our products division, the cost of revenue also includes the cost of refurbishing or repackaging, if required, on products returned by customers that will be offered for resale.

e) Loss per Share

The computation of basic loss per share for Fiscal 2025 excludes potentially dilutive securities of approximately shares, which includes share options, unvested shares such as restricted shares and restricted share units granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for Fiscal 2025 and 2024, used for the computation of basic earnings per share (EPS) is 76,517,175 and 58,839,868, respectively. Due to the loss incurred during Fiscal 2025 and 2024, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

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

For the years ended March 31, 2025, and March 31, 2024, the Company incurred net losses of $7.1 million and $13 million, respectively. During fiscal 2025, the Company renewed the facility with O-bank. In addition, the Company raised approximately $4.64 million through private placements and an at-the-market offering program. The at-the-market program and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. The Company has taken several steps to extend its operational runway, including narrowing its strategic focus to Life Sciences, limiting investment in non-core infrastructure operations, and managing expenses related to clinical development with a disciplined approach. While management believes these actions improve the Company’s financial position, there can be no assurance that additional financing will be available on acceptable terms, or at all.

In first quarter of Fiscal 2026, the Company entered into the 2025 Share Purchase Agreement with multiple investors, relating to the sale and issuance by our company to the investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the 2025 SPA, the investor received piggyback registration rights subject to certain restrictions.

The Company estimates that its current cash and cash equivalents balance, with the working capital and investments, and with an available overdraft facility of $12 million from O-Bank, is sufficient to support operations beyond the twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

g) Income taxes

The Company accounts for income taxes under the asset and liability method, in accordance with ASC 740, Income Taxes, which requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established and recorded when management determines that some or all of the deferred tax assets are not likely to be realized and, therefore, it is necessary to reduce deferred tax assets to the amount expected to be realized.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including the resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely to be realized upon settlement. As of March 31, 2025, and 2024, there was no significant liability for income tax associated with unrecognized tax benefits.

In the last quarter of fiscal 2025, the Company received a tax credit of approximately $194 thousand, which has been recorded as other income in the accompanying consolidated statements of operations. The credit relates to qualifying expenditures under applicable federal tax incentive programs. The Company has submitted additional claims and expects to receive approximately $600 thousand in tax credits during fiscal 2026. However, there can be no assurance as to the timing or certainty of receipt, as the claims are subject to review and approval by the Internal Revenue Service (IRS). The Company will recognize any additional credits as income when collection is deemed probable in accordance with applicable accounting standards.

h) Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $34 thousand of accounts receivable, net of provision for doubtful debt of $12 thousand as of March 31, 2025, as compared to $39 thousand of accounts receivable, net of provision for doubtful debt of $24 thousand as of March 31, 2024.

i) Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, and Colombia, which at times may exceed applicable insurance limits. The cash and cash equivalents of the Company on March 31, 2025, and 2024 were approximately $405 thousand and $1.2 million, respectively. The company’s cash balance also includes approximately $8 thousand in restricted cash.

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

As of March 31, 2025, had no marketable investments.

k) Property, plant, and equipment (PP&E)

PP&E are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically to ensure consistency with expected economic benefits. Depreciation begins when the asset is available for use and continues until the asset is retired or fully depreciated.

Upon retirement or disposition, cost and related accumulated depreciation of the PP&E are de-recognized, and any gain or loss is reflected in the results of the operation. The cost of additions and substantial improvements to property and equipment are capitalized. The cost of maintenance and repairs of the property and equipment are charged to operating expenses as incurred. Please refer “Note 6 – Property, Plant, and Equipment” for more information.

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

m) Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable, and unbilled accounts receivable, if any. The Company places its cash investments in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. During Fiscal 2025, sales were spread across customers in Asia and U.S., and the credit concentration risk is low.

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

r) Software Development Costs

The Company is developing two proprietary software platforms intended to be commercialized:-

1. A clinical data management platform designed for the collection, analysis, and real-time monitoring of clinical trial data; and

2. An MINT- AD - AI-driven diagnostic and treatment personalization platform aimed at assisting in the early detection of Alzheimer’s disease and providing data-informed therapeutic suggestions.

In accordance with ASC 985-20, Software to Be Sold, Leased, or Marketed, the Company capitalizes development costs incurred after technological feasibility has been established and before the software is available for general release. Costs incurred during the research, planning, or preliminary design phase are expensed as incurred.

Capitalized costs include direct labor, third-party development services, cloud computing infrastructure directly related to model development and deployment, and associated overhead. These costs are amortized on a straight-line basis over their estimated useful lives, typically five to ten years, beginning when the software is ready for its intended commercial use.

During Fiscal 2024, the Company began working on overlaying machine learning technologies and AI into the internal clinical trial software framework for trial management with the expectation that this can lead to improved decision-making, contextual data entry, computational models, trial design (Phase 3), and data analysis, the company believes it is probable that the project will be completed and the software will be used to perform the function intended. As of Fiscal 2025, the Company capitalized approximately $863 thousand in software development costs. For more information, please refer to Note 5, “Intangible Assets”.

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

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of March 31, 2025, and 2024, our consolidated balance sheet reported approximately $392 thousand of clinical trial-related inventory, respectively.

Abnormal amounts of idle facility expense, freight, handling costs, scrap, discontinued products, and wasted material (spoilage) are expensed in the period they are incurred.

Please refer to Note 3, “Inventory,” for further information.

t) Cybersecurity Costs

The Company maintains information technology systems and security protocols designed to protect sensitive clinical, corporate, and financial data. Costs incurred in connection with the ongoing maintenance, enhancement, and monitoring of cybersecurity infrastructure are expensed as incurred and classified within general and administrative expenses.

The Company reviews cybersecurity risks on an ongoing basis and implements technical and administrative controls in line with applicable data protection standards. As of March 31, 2025, the Company had not capitalized any cybersecurity-related development costs, and no material cybersecurity incidents have been identified.

u) Research and Development Expenses

Research and development (R&D) expenses include costs incurred to develop the Company’s clinical-stage drug candidates, including IGC-AD1 and other investigational therapies. These costs consist primarily of:

●	Clinical trial site payments

●	Contract research organization (CRO) fees

●	Employee compensation for R&D personnel

●	Regulatory and medical affairs consulting

●	Laboratory supplies and materials

●	Preclinical studies and formulation development

R&D expenses are expensed as incurred in accordance with ASC 730. Non-refundable advance payments for goods or services that will be used in future R&D activities are deferred and recognized as the related goods or services are received. During Fiscal 2025 and 2024, the Company recorded research and development expenses of approximately $3.7 million and $3.8 million, respectively.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of March 31, 2025.

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

NOTE 3 – INVENTORY

	(in thousands)
	As of March 31, 2025 ($)	As of March 31, 2024 ($)
Raw materials	1,104	1,099
Finished goods	256	441
Total	1,360	1,540

During Fiscal 2025, and Fiscal 2024, the Company wrote off approximately $217 thousand and $1 million of inventory due to abnormal loss, NRV adjustment, product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General, and Administrative Expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of March 31, 2025, and March 31, 2024, our consolidated balance sheet reported approximately $392 thousand of clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31, 2025 ($)	As of March 31, 2024 ($)
Advances to suppliers and consultants	10	41
Other receivables and deposits	43	52
Prepaid expense and other current assets	342	115
Total	395	208

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expense and other current assets include approximately $49 thousand and approximately $39 thousand in statutory advances for Fiscal 2025 and Fiscal 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Amortized intangible assets	(in thousands)
	As of March 31, 2025 ($)	As of March 31, 2024 ($)
Patents	530	836
Other intangibles	34	34
Accumulated amortization	(205)	(181)
Total amortized intangible assets	359	689

Unamortized intangible assets
Patents	630	521
Software development cost	863	406
Total unamortized intangible assets	1,493	927
Total intangible assets	1,852	1,616

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patent and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The note reflects the abandonment and expiration of certain non-core patent applications that management determined no longer aligned with the Company’s strategic focus or had limited commercial potential. The related assets were fully impaired and removed from the balance sheet. The expense was recognized in the consolidated statements of operations as part of general and administrative expenses. The Company continues to evaluate its intellectual property portfolio to ensure alignment with its long-term development and commercialization strategy.

Estimated amortization expense	(in thousands) ($)
For the year ended 2026	55
For the year ended 2027	60
For the year ended 2028	66
For the year ended 2029	73
For the year ended 2030	80

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of March 31, 2025 ($)	As of March 31, 2024 ($)
Buildings and facilities	25	2,341	2,303
Plant and machinery	5-20	3,087	3,334
Computer equipment’s	3	187	166
Office equipment’s	3-5	144	140
Furniture and fixtures	5	96	93
Vehicles	5	58	101
Total gross value		5,913	6,137
Less: Accumulated depreciation		(2,693)	(2,442)
Total property, plant, and equipment, net		3,220	3,695

The depreciation expense in Fiscal 2025 and 2024 amounted to approximately $567 thousand and $563 thousand, respectively. During Fiscal 2025, the Company focused on liquidating all non-operating assets to reduce costs and generate cash. For more information, please refer to Note 18, “Segment Information,” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

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

During Fiscal 2025, the Company entered into an agreement with the buyer to sell the said land for a net realizable value of approximately $702 thousand. The agreement is subject to the final registration and execution. The Company received a net of approximately $580 thousand as a deposit. The Company holds the ownership and possession of the said land. For further information, please refer to Note 19- “Subsequent Events”.

NOTE 7 – LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of March 31, 2025 ($)	As of March 31, 2024 ($)
Claims receivable (1)	680	686
Non-current deposits	1	2
Total	681	688

(1)	The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – LEASES

The Company has short-term leases primarily consisting of space with the remaining lease term being less than or equal to 12 months. The Company has one short-term lease as of March 31, 2025. The total short-term lease expense and cash paid for Fiscal 2025 and 2024 are approximately $39 thousand and $100 thousand, respectively.

The Company has operating leases primarily consisting of spaces with the lease term being more than or equal to 12 months. The Company has two operating leases as of March 31, 2025. The total operating leases expense and cash paid for Fiscal 2025 and 2024 are approximately $135 thousand and $141 thousand, respectively.

	(in thousands) Year Ended March 31, 2025 ($)	(in thousands) Year Ended March 31, 2024 ($)
Operating lease costs	135	141
Short term lease costs	39	100
Total lease costs	174	241

Right of use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	Year Ended March 31, 2025 ($)	Year Ended March 31, 2024 ($)
Assets
Operating lease asset	98	198
Total lease assets	98	198

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	93	124
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	10	84
Total lease liability	103	208

Supplemental cash flow and non-cash information related to leases is as follows:	(in thousands) Year Ended March 31, 2025 ($)	(in thousands) Year Ended March 31, 2024 ($)
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	129	140
Right-of-use assets obtained in exchange for operating lease obligations	98	198

As of March 31, 2025, the following table summarizes the maturity of our lease liabilities:

Mar-26	96
Mar-27	10
Mar-28	-
Mar-29	-
Less: Present value discount	3
Total Lease liabilities	103

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of March 31, 2025 ($)	As of March 31, 2024 ($)
Compensation and other contributions	160	816
Provision for expenses	117	208
Short-term lease liability	94	124
Other current liability	1,003	419
Total	1,374	1,567

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $19 thousand and $25 thousand as of March 31, 2025, and March 31, 2024, respectively, and approximately $3 thousand of short-term loans as of March 31, 2025, and March 31, 2024, respectively.  In addition, Other current liabilities for Fiscal 2025 consist of approximately $580 thousand and $46 thousand related to asset held for sale and provision for a statutory liability, respectively. Please refer to Note 6 – “Property, plant and, equipment”, for more information.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of March 31, 2025:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (EIDL) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest are due and payable 30 years from the date of the loan. For Fiscal 2025, the interest expense and principal payment for the EIDL were approximately $5 thousand and $3 thousand, respectively. As of March 31, 2025, approximately $134 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

Other Liability:

	(in thousands)
	As of March 31,
	2025 ($)	2024 ($)
Statutory reserve	16	20
Total	16	20

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of March 31, 2025, except as disclosed in Item 3 – Legal Proceedings and Note 19 – Subsequent Events.

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

NOTE 13 – SECURITIES

As of March 31, 2025, the Company was authorized to issue up to 150,000,000 shares of common stock, par value of $0.0001 per share, and 80,878,058 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value of $0.0001 per share, and no preferred shares were issued and outstanding as of March 31, 2025. We have one security listed on the NYSE American: common stock, $0.0001 par value (ticker symbol: IGC). This security also trades on the Frankfurt, Stuttgart, and Berlin stock exchanges (ticker symbol: IGS1).

The Company also has 91,472 units outstanding that can be separated into common stock. Ten units may be separated into one share of common stock. The unit holders are requested to contact the Company or our transfer agent, Continental Stock Transfer & Trust, to separate their units into common stock.

On March 22, 2024, the Company entered into a Share Purchase Agreement (the March 2024 SPA) with Bradbury Strategic Investment Fund A, resulting in approximately $3 million in gross proceeds. The completion of the private placement is subject to customary closing conditions, including approval by the NYSE. Under the terms of the private placement, IGC will issue approximately 8.8 million shares of unregistered common stock at a price of $0.34 per share. In addition, the Company issued 2 million shares of unregistered common stock for consulting services related to raising capital, including the March 2024 capital raised. Shares are intended to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), by virtue of the provisions of Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S adopted thereunder.

On September 25, 2024, the Company entered into the Share Purchase Agreement (the September 2024 SPA) with Moran Global Strategies, Inc., a Virginia corporation (MGS), which is owned by James Moran, a director of IGC, relating to the sale and issuance by our company to the investors of an aggregate of 588,235 shares of our common stock, for a total purchase price of $200,000 or $0.34 per share, subject to the terms and conditions set forth in the September 2024 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the September 2024 SPA, the investor received piggyback registration rights subject to certain restrictions. During the fiscal year ended March 31, 2025, the Company received the purchase price, and the issuance of common stock is in process.

On October 27, 2023, the Company entered into a Sales Agreement (the Sales Agreement) with A.G.P./Alliance Global Partners (the Agent) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $60 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. During Fiscal 2025, the company raised approximately $1.8 million against 5,363,334 shares.

In the first quarter of Fiscal 2026, the Company entered into Share Purchase Agreements with multiple investors (the 2025 Share Purchase Agreements), relating to the sale and issuance by our company to the investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 Share Purchase Agreements. The investment is subject to customary closing conditions, including NYSE approval. As per the 2025 Share Purchase Agreements, the investor received piggyback registration rights subject to certain restrictions.

NOTE 14 – STOCK-BASED COMPENSATION

As of March 31, 2025, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans, approximately 9.1 million shares of common stock have been issued to employees, non-employees, and advisors. In addition, 7.3 million restricted share units (RSUs) fair valued at $4.3 million with a weighted average value of $0.59 per share, have been granted but not yet issued from different Incentive Plans and Grants. This includes 4.7 million RSUs granted to employees and directors, which consists of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based RSUs are accounted for upon certification by the management, confirming the probability of achievement of milestones. As of March 31, 2025, the management confirmed that five milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

Additionally, options held by advisors and directors to purchase 4 million shares of common stock fair valued at $1 million with a weighted average of $0.26 per share, which have been granted but are to be issued over a vesting period between Fiscal 2022 and Fiscal 2027. Options granted and issued before the vesting period are expensed when issued.

The options are fair valued using a Black-Scholes Pricing Model, and market-based RSU are valued based on a lattice model with the following assumptions:

	Granted in Fiscal 2025	Granted in Fiscal 2024
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk free interest rate	3.93%	5.24%
Expected volatility	171%	175%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For Fiscal 2025, the Company’s share-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $1 million and $590 thousand, respectively.

For Fiscal 2024, the Company’s share-based expenses and option-based expenses shown in Selling, general, and administrative expenses (including research and development) were $1.7 million and $59 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2024	7,452	0.61
Granted	-	-
Vested	(1,443)	0.34
Cancelled/Forfeited	(212)	0.33
Non-vested shares as of March 31, 2025	5,796	0.64

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2024	3,710	0.25	0.39
Granted	250	0.34	0.34
Vested	(628)	0.25	0.25
Cancelled/forfeited	(150)	1.39	0.39
Options outstanding as of March 31, 2025	3,182	0.30	0.34

There was a combined unrecognized expense of $1.7 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 (four) years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2025, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method. For further information refer Note 7, “Investments in Non-Marketable Securities.”

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025, and 2024, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of March 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	368	-	-	368	368	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	-	-	-	-	-	-
Mutual Fund	-	-	-	-	-	-
Level 2
Certificates of Deposit	37	-	-	37	37	-
Level 3	-	-	-	-	-	-
TOTAL	405	-	-	405	405	-

As of March 31, 2024

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	912	-	-	912	912	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	13	-	-	13	13	-
Mutual Fund	123	-	-	123	123	-
Level 2
Certificates of Deposit	150	-	-	150	150	-
Level 3	-	-	-	-	-	-
TOTAL	1,198	-	-	1,198	1,198	-

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

Income tax expense/(benefit) for each of the years ended March 31 consists of the following:

	Year Ended March 31, (in thousands)
Income Tax Expense
	2025 ($)	2024 ($)
Net income loss before tax	(7,121)	(13,000)
Tax rate	21%	21%

Expected income tax recovery	(1,495)	(2,730)
Impact of tax rate differences in foreign jurisdictions	(72)	(151)
Tax rate changes and other adjustments	(2,305)	1,475
Permanent differences	-	-
Change in valuation allowance	3,872	1,406
	-	-

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for each of the years ended March 31 are approximated as follows:

	Year Ended March 31, (in thousands)
Deferred income taxes
	2025 ($)	2024 ($)

Net operating loss carry-forwards foreign	332	287
Non-capital loss carry-forwards – U.S.	18,365	14,272
Temporary differences	427	418

Net deferred tax asset	19,124	14,977
Valuation allowance	(19,124)	(14,977)
	-	-

The table below sets forth the details of expiration of the non-financial carried forward losses of the Company as of March 31, 2025, as under:

Year	Amount (in thousands) ($)
2029	16
2030	37
2031	3,081
2032	4,141
2033	627
2034	1,269
2035	1,735
2036	1,176
2037	819
No expiry	1,256
No expiry	4,132
No expiry	7,932
No expiry	8,841
No expiry	14,966
No expiry	8,552
No expiry	6,884
No expiry	22,006
Total	87,469

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current operating results management cannot conclude that it is more likely than not that such assets will be realized. The Company files income tax returns in India, Colombia, and the U.S. The Company has a carry-forward R&D tax credit of approximately $4,542 thousand.

NOTE 17 – REVENUE RECOGNITION

Revenue in the renting business when the equipment is rented, and the terms of the agreement have been fulfilled during the period. Revenue from the execution of infrastructure contracts is recognized on the basis of the output method as and when part of the performance obligation has been completed, and approval from the contracting agency has been obtained after a survey of the performance completion as of that date. The revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white labelling services is recognized when the performance obligation has been completed, and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for Fiscal 2025 and 2024 are as follows:

	(in thousands) Year ended March 31,
	2025 ($)	2024 ($)
Wellness and lifestyle (1)	113	228
White labeling services (2)	1,158	953
Other(3)	-	164
Total	1,271	1,345

(1)	Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, bath bombs, lotions, beverages, hemp crude extract, hemp isolate, and hemp distillate.
(2)	Revenue from white labelling services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.
(3)	Other consists of income from the rental of heavy construction equipment and the execution of contracts directly or through subcontractors.

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

During fiscal 2025, the Company reassessed its reportable segment structure in connection with its strategic realignment toward Life Sciences. As a result, management determined that the Company operates as a single reportable segment. Historically, the Company reported two operating segments: Life Sciences and Infrastructure. While the Infrastructure segment generated revenues in fiscal 2024, it did not generate any revenues in fiscal 2025 and is no longer actively managed or evaluated as a discrete operating segment by the Company’s Chief Operating Decision Maker.

Management has not made a formal decision to dispose of or exit the Infrastructure business, and therefore, the Infrastructure operations have not been classified as discontinued operations. The results of the Infrastructure activities have been aggregated into the single reportable segment presentation for all periods presented in this Annual Report on Form 10-K. This change in segment reporting has no impact on the Company’s previously reported consolidated financial position, results of operations, or cash flows.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segments:

Product & Service

	(in thousands)
Segments	Fiscal 2025 ($)	Fiscal 2024 ($)

Life Sciences segment	1,271	1,345
Total	1,271	1345

In Fiscal 2024, $164 thousand belongs to the previously reported Infrastructure Segment.

For information on revenue by product and service, refer to Note 17, “Revenue Recognition.”

2) The table below shows the attributes to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Fiscal 2025 ($)	Percentage of Total Revenue (%)

Asia	India	-	-%
America	U.S.	1,269	99.8%
	Colombia	2	0.2%
Total		1,271	100%

		(in thousands)
Segments	Country	Fiscal 2024 ($)	Percentage of Total Revenue (%)

Asia	India	164	12%
America	U.S.	1,179	87%
	Colombia	2	1%
Total		1,345	100%

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2025 ($)
Intangible assets, net	1,852	-	1,852
Property, plant, and equipment, net	3,171	49	3,220
Claims and advances	410	271	681
Operating lease asset	80	18	98
Total non-current assets	5,513	338	5,851

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2024 ($)
Intangible assets, net	1,616	-	1,616
Property, plant, and equipment, net	3,620	75	3,695
Claims and advances	410	278	688
Operating lease asset	193	5	198
Total non-current assets	5,839	358	6,197

NOTE 19 – SUBSEQUENT EVENTS

●	In the first quarter of Fiscal 2026, the Company entered into a Share Purchase Agreement (the “2025 SPA”) with multiple investors, relating to the sale and issuance by our company to investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the 2025 SPA, the investor received piggyback registration rights subject to certain restrictions. Shares are intended to be exempt from registration under the Securities Act, by virtue of the provisions of Section 4(a)(2) of Securities Act.

●	In April 2025, IGC Pharma expanded its CALMA Phase 2 trial for agitation in Alzheimer’s dementia to two renowned research sites: Butler Hospital’s Memory and Aging Program (a nationally recognized research center affiliated with the Warren Alpert Medical School of Brown University) in Rhode Island and the MIND Institute at Miami Jewish Health in Florida.

●	The Asset held for sale has been sold for a value of approximately $701 thousand, and the ownership of the land has been wholly transferred to the respective purchasers.

●	On June 24, 2025, IGC Pharma, Inc. (“IGC” or the “Company”) entered into an amendment to extend its existing Master Loan and Security Agreement along with the General Banking Facility Letter (collectively called the “Loan Agreement”) with O-Bank, CO., LTD., a banking corporation incorporated under the laws of Taiwan, as administrative agent and lender (the “Lender’), effective June 24, 2024. The amendment extends the term of the Loan Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 2, 2024, with the exception of i) a reduction in the facility fees from $84,000 to $48,000 and ii) interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1.2%, instead of 1% . All other material terms of the Loan Agreement remain unchanged.

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

Our Management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods specified in SEC rules and forms and that such information was accumulated and communicated to our Management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

(c) Changes in internal control over financial reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during Fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during Fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers and directors

The names, ages, and positions of our executive officers and directors as of March 31, 2025, were as follows:

Name	Class	Age	Position	Director Since	Term will Expire
Ram Mukunda	C	66	President, Chief Executive Officer, and Director	2005	2025
Richard Prins	B	68	Chairman of the Board of Directors	2007	2027
James Moran	C	80	Independent Director	2022	2025
Terry L. Lierman	B	77	Independent Director	2024	2027
Claudia Grimaldi	A	54	Vice President, Principal Financial Officer, Chief Compliance Officer, and Director	2022	2026

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as Founder, Director, CEO, and President since inception. He is responsible for general management and, over the past 11 years, has been largely responsible for the Company’s strategy and positioning in the pharmaceutical industry. He has been the chief inventor and architect of most of the Company’s patent filings and the thrust into R&D and medical trials, which support the Company’s desire to bring low-cost medications that address diseases and ailments that affect humankind. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, which he took public in 1997 on NASDAQ. Prior to Startec, he served as a Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S. degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively and managed companies in Europe and Asia. He has over 25 years of experience managing public companies and has acquired and integrated over 20 companies. His in-depth business experience in the pharmaceutical and OTC industries, his knowledge of U.S. capital markets, capital structuring, international joint ventures, and broad science and engineering background make him qualified to serve as a director of our Company.

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

Claudia Grimaldi, Vice-president, PFO, Chief Compliance Officer, and Director, is responsible for managing the accounting and finance teams in various countries and is responsible for ensuring timely and accurate statutory and regulatory compliance (SEC, FINRA, NYSE, IRS, XETRA 2, among others). In addition, she is responsible for building and managing an international team of doctors, scientists, and advisors that conduct and manage pre-clinical and FDA registered trials focused on Alzheimer’s disease. She is also responsible for relationships with partners that provide, among others, animal studies, cannabinoids, and software for AI. She has more than thirteen (13) years of experience with SEC filings, regulatory compliance, and disclosures, having held increasing responsibilities first as Manager of financial reporting and compliance from May 2011 to 2013 and then as General Manager of financial reporting and compliance from 2013 to May 2018. She also serves as a Director/Manager for some of our subsidiaries. Ms. Grimaldi graduated summa cum laude from Javeriana University, a top five university in Colombia, with a Bachelor of Arts in Psychology. She holds an MBA in General Management, graduating with Highest Honors, from Meredith College, in North Carolina. She is a member of Delta Mu Delta International Honor Society. She has also completed Executive Education courses on SEC compliance, finance from UVA, and corporate governance from the Columbia Business School. In addition, she has attended the Darden School of Business Financial Management Executives program at the University of Virginia, and SEC reporting and compliance seminars. She also completed her certification program of the National Association of Corporate Directors (NACD). She is also fluent in both English and Spanish.

On August 18, 2023, the Board of Directors of the Company elected Ms. Claudia Grimaldi to serve on the Board as a non-independent director Class A until the Company’s 2026 annual meeting of stockholders upon the election and qualification of successor directors, her earlier death, resignation, or removal. Ms. Grimaldi brings a wealth of experience and qualifications that make her an excellent fit for the board. Ms. Grimaldi’s experience with SEC filing procedures is invaluable in ensuring regulatory compliance and transparency within our public company. Additionally, her in-depth understanding of Colombia, and South America where our company has invested in human capital, provides valuable insights into the market dynamics, cultural nuances, and business opportunities within the region. Her SEC filing experience, understanding of Colombia, qualifications in business administration, and general business acumen make her qualified to serve as a director of our Company.

Executive officers are appointed by our Board of Directors. Each executive officer holds his or her office until he or she resigns or is removed by the Board or his or her successor is elected and qualified. All directors hold office until the annual meeting of the stockholders in the year set forth above in the table and until their successors have been duly elected or qualified. There are no family relationships between any of our executive officers or directors. For information on legal proceedings against the Company, please refer to Item 3. Legal Proceedings. There are currently no legal proceedings against the Company’s directors or officers.

Terry McAuliffe, served as an Advisor since December 2024. He was sworn in as governor of Virginia on January 11, 2014. He is a businessman, entrepreneur and who lived in Fairfax County, Virginia, for more than 20 years. In politics and business, McAuliffe has worked with people from all walks of life and different political backgrounds.

Amb. (Ret.) Howard Gutman, serves as a strategic advisor to IGC Pharma Inc., bringing extensive experience in international law, diplomacy, and public policy. He served as the U.S. Ambassador to Belgium from 2009 to 2013 and has had a distinguished career in both government and private sector advisory roles. Ambassador Gutman contributes to IGC’s corporate strategy and global partnership initiatives, leveraging his expertise in regulatory, political, and international affairs.

Prof. Chuanhai Cao, Ph.D., is a scientific advisor to IGC Pharma Inc., with deep expertise in neuroimmunology and Alzheimer’s disease research. He is an Associate Professor at the University of South Florida’s Morsani College of Medicine and College of Pharmacy. His work focuses on the therapeutic potential of cannabinoids and immune modulation in neurodegenerative conditions. Prof. Cao’s research contributions align closely with IGC’s mission to develop innovative treatments for Alzheimer’s disease.

Prof. James A. Saunders, Ph.D., is a scientific advisor to IGC Pharma Inc., bringing decades of academic and research experience in biotechnology and plant sciences. He has held faculty and leadership roles at respected academic institutions and has contributed to numerous peer-reviewed publications. Prof. Saunders provides guidance on natural compounds and their therapeutic potential, supporting IGC’s research in cannabinoid-based treatments for Alzheimer’s disease.

Prof. Elliot L. Hong, M.D., is a scientific advisor to IGC Pharma Inc., offering expertise in translational neuroscience and psychiatric research. He is a professor of psychiatry at the University of Maryland School of Medicine and a leading investigator in the fields of brain imaging, schizophrenia, and neurodevelopment. Prof. Hong’s insights support IGC’s efforts to develop therapeutics for neuropsychiatric symptoms associated with Alzheimer’s disease.

Prof. Jeffrey L. Cummings, M.D., Sc.D., serves as a scientific advisor to IGC Pharma Inc. He is a world-renowned neurologist and expert in Alzheimer’s disease research, drug development, and clinical trials. Dr. Cummings is the founding director of the Cleveland Clinic Lou Ruvo Center for Brain Health and a Research Professor at the University of Nevada, Las Vegas. His contributions support IGC’s mission to advance innovative therapies for neurodegenerative diseases through expert guidance in clinical strategy and trial design.

Prof. Pablo Arbeláez is a scientific advisor to IGC Pharma, contributing expertise in biomedical image analysis and artificial intelligence. He is a professor at Universidad de los Andes in Colombia and a former researcher at École Normale Supérieure in Paris. Prof. Arbeláez’s research focuses on deep learning in medical imaging and its application to neurodegenerative diseases, aligning with IGC’s mission to develop innovative therapies for Alzheimer’s disease.

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B, and Class C) with only one class of directors being elected each year and each class serving a three-year term. The term of office of the Class A director, consisting of Claudia Grimaldi, will expire at the 2026 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins and Terry L. Lierman, will expire at the 2027 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda and James Moran, will expire at the 2025 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating, and consummating acquisitions.

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

Board oversight of risk management

The Board is responsible for overseeing the major risks facing the Company, while management is responsible for assessing and mitigating the Company’s risks on a day-to-day basis. The Board has designated the Audit Committee with the responsibility for overseeing enterprise risk management. The Audit Committee discusses the steps management has taken to monitor and mitigate these risks, if any. In establishing and reviewing IGC’s executive compensation, the Compensation Committee considers whether the compensation program is focused on long-term shareholder value creation and whether it encourages short-term risk taking at the expense of long-term results. The Compensation Committee has also reviewed IGC’s compensation program and has concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on IGC. Other Board committees also consider risks within their areas of responsibility and apprise the Board of significant risks and management’s response to those risks.

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

Compensation committee interlocks and insider participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins and James Moran. No executive officer of the Company served as a director or member of the Compensation Committee of any other entity. The Compensation Committee was responsible for determining executive compensation and the award of stock and stock options to employees, advisors, and directors during Fiscal 2025. No consultants were used by the Compensation Committee during this fiscal year.

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

Board and committee meetings

During Fiscal 2025, there were six (6) Board meetings, five (5) meetings of the Audit Committee, and two (2) Compensation Committee meetings, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

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

Annual meeting attendance

All directors, either in person or telephonically, attended the 2024 annual shareholder’s meeting. We have a formal policy requiring the members of our Board of Directors to attend annual stockholder meetings in person or by telephone or video conference.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities (the “Insider Trading Policy”) that applies to all of our directors, officers, employees, and other covered persons identified within the Insider Trading Policy. We believe that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules, and regulations, as well as applicable listing standards relating to insider trading. In addition, with regard to our trading in our own securities, it is our policy to comply with applicable federal securities laws and applicable listing requirements. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during Fiscal 2025. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that Fiscal 2025’s filing requirements under Section 16(a) of the Exchange Act have been satisfied, except for (1) a Form 5 for Claudia Grimaldi reporting the vesting of RSUs on March 31, 2025; (2) a Form 5 for James Moran reporting the vesting of RSUs on March 31, 2025, (3) a Form 5 for Ram Mukunda reporting the vesting of RSUs on March 31, 2025 and (4) a Form 5 for Richard Prins reporting the vesting of RSUs on March 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for executive officers of the Company

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to (i) all individuals serving as the smaller reporting company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (PEO), regardless of compensation level; (ii) the smaller reporting company’s two most highly compensated executive officers other than the PEO who was serving as executive officers at the end of the last completed fiscal year and whose compensation exceeded $100,000.

Summary Compensation Table

(in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards (2) ($)	Other compensation (3) ($)	Total Compensation ($)
Ram Mukunda	2025	396	92	-	80	568
President and CEO	2024	360	320	1,066	75	1,821

Claudia Grimaldi	2025	226	-	-	33	259
Vice President, CCO, and PFO	2024	198	112	370	37	717

(1)	During fiscal 2025, the outstanding bonus of Ram Mukunda of approximately $423 thousand and of Claudia Grimaldi of approximately $327 thousand has been converted into performance-based bonuses and will be paid upon achieving the following milestones. Completion of CALMA Phase 2 Clinical Trial; 2. Successful fundraising of at least $5 million via equity, debt, partnerships, or non-dilutive grants.
(2)	The Stock Awards represent the fair value of stock awards to the named executive officer as computed using the closing price at the day of grant or using an appropriate pricing model depending on the terms of the award. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.” This also includes two categories of Stock Awards that are set out in the tables titled “Performance-Based Stock Awards” and “Market Price-Based Stock Awards,” which account for approximately $689 thousand in fiscal 2024 and Nil in fiscal 2025.
(3)	Includes life insurance, 401 (k) contribution, health insurance(s), and other applicable compensation.

Compensation to Directors

(in thousands)

In fiscal 2025, no compensation was awarded to, earned by, or paid to non-employee directors who served on the Board during the fiscal year.

Stock Awards at Fiscal Year End

(in thousands)

Name	Number of unvested Stock Awards (#)	Value of unvested Stock Awards ($)	Value of vested Stock Awards in Fiscal Year ($)	Total Value of Stock Awards ($)
Ram Mukunda	5,527	3,200	274	3,474
Claudia Grimaldi	1,230	371	81	452
Richard Prins	936	540	78	618
James Moran	294	75	55	130
Terry L. Lierman	50	16	16	32

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

Policies and practices related to the grant of equity awards close in time to the release of material nonpublic information

Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing or terms of equity awards, including with respect to options, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Although we do not have a formal policy with respect to the timing of our equity award grants we have generally granted such awards once a year to directors and executive officers and equity awards may be granted at other times during the year to newly hired or promoted employees, and in other special circumstances. In fiscal 2025, we did not grant any stock options, stock appreciation rights, or similar option-like instruments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 20, 2025, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of June 20, 2025, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is the common stock of the Company. The table below sets forth as of June 20, 2025, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owners/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned	Percentage of Class*
Ram Mukunda (2)	4,092,678	4.88%

Claudia Grimaldi	1,184,252	1.41%

Richard Prins	1,271,251	1.52%

James Moran	1,105,735	1.32%

Terry L. Lierman	29,411	0.04%

Bradbury Strategic Fund (3)	17,623,529	21.01%

All Executive Officers and Directors as a group (5 persons)	25,306,856	30.17%

*Based	on 83,891,586 shares of common stock outstanding as of June 20, 2025.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o IGC Pharma, Inc., 10224 Falls Road, Potomac, MD 20854.
(2)	The beneficial ownership table does not include 810,752 shares of common stock that are owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.
(3)	The individual who holds voting and investment power in the investment manager is Mr. Loo See Yuen, the Director of Bradbury Asset Management. The address of the entity is Unit 5106-7, 51st Floor, The Center, 99 Queen’s Road Central, Central, Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, during the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director, or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with the affiliates of our CEO as described under “Executive Compensation – Compensation for Executive Officers of the Company.”

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

There were no related party transactions in Fiscal 2025 and through the date of this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (MCA) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for Fiscal 2025. During the Company’s two most recent fiscal years ended March 31, 2025, and 2024, and through July 6, 2023, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates for Fiscal 2025 and Fiscal 2024.

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

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	March 31,
	2025	2024

Audit fees - Manohar Chowdhry & Associates	$69	$69
Audit-related fees - Manohar Chowdhry & Associates	-	-
Tax fees	-	9
All other fees	-	-
Total	$69	$78

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors. The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in Fiscal 2025. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for Fiscal 2025 (the Audited Financial Statements):

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for Fiscal 2025, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

●	The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management, and considered whether Manohar Chowdhry & Associates’ provision of non-audit services to the Company was compatible with the auditor’s independence; and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for Fiscal 2025, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:

Richard Prins

James Moran

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

(a) All Financial Statements

(b) Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2014. (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
3.4	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
4.1	Description of Common Stock (incorporated by reference to a prospectus supplement filed on March 22, 2024, to Prospectus effective January 8, 2024)
10.01**	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 10, 2017).
10.02**	Employment Agreement, effective as of November 18, 2021, by and between India Globalization Capital Inc. and Mr. Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021).
10.03**	Restricted Stock Unit Agreement with CEO Mr. Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 23, 2021).
10.04**	Employment Agreement, effective as of May 9, 2023, by and between IGC Pharma, Inc. and Ms. Claudia Grimaldi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).
10.05	The definitive license agreement with the University of South Florida making IGC the exclusive licensee of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 12, 2017).
10.06	Sales Agreement dated March 19, 2024, by and between IGC Pharma, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024).
10.07	Master Loan Agreement, dated June 30, 2023, between IGC Pharma, Inc. and O-Bank, CO., LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.08	Extension of Master Loan Agreement between IGC Pharma, Inc. and O-Bank, CO., LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2024).
10.09	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.10	Share Purchase Agreement, dated March 22, 2024, between IGC Pharma, Inc. and Bradbury Asset Management (Hong Kong) Limited (“Bradbury”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2024). †
10.11	IGC Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2024).

10.12	Share Purchase Agreement, dated September 25, 2024, between IGC Pharma, Inc. and Moran Global Strategies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of India Globalization Capital, Inc.
23.1*	Consent of Manohar Chowdhry & Associates.
31.1*	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2*	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1*	Certificate pursuant to 18 USC. § 1350.
32.2*	Certificate pursuant to 18 USC. § 1350.
97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on June 24, 2024)
99.1	Clinical Study Presentation, dated June 17, 2025 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 8-K filed on June 17, 2025).
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
***	Furnished herewith
†	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

ITEM 16. FORM 10 - K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGC PHARMA, INC.

Date: June 27, 2025	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: June 27, 2025	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2025	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: June 27, 2025	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president & Chief Compliance Officer, and Director (Principal Financial Officer)

Date: June 27, 2025	/s/ Rohit Goel
Rohit Goel
Principal Accounting Officer

Date: June 27, 2025	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: June 27, 2025	/s/ James Moran
James Moran
Director

Date: June 27, 2025	/s/ Terry L. Lierman
Terry L. Lierman
Director