Form 10-Q
period 2025-06-30
IGC Pharma, Inc.
filed 2025-08-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

90,809,112 shares of our common stock were outstanding as of July 28, 2025.

| June 30, 2025, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

| June 30, 2025, Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives, may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “hope,” “potential,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook, “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be forward-looking statements” as defined by federal securities laws. Such statements are based on currently available information, which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business.

For the next several years, we believe our success is highly correlated with the outcome of our clinical trials and, secondarily, with the sale of our products and services. The Company may not be able to complete human trials on our investigational drug candidates, or, once conducted, the results of human trials may not be favorable or as anticipated or may reflect a lack of efficacy in humans or animals. Precautions, including social distancing and travel restrictions, among others, could lead to delays or expenses greater than anticipated or projected. Failure or delay with respect to any of the above factors could have a material adverse effect on our business, future results of operations, stock price, and financial condition.

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our annual report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on June 27, 2025 and other documents that we subsequently file with the SEC that update, supplement or supersede such information, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

| June 30, 2025, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2025 ($)	March 31, 2025 ($)
ASSETS
Current assets:
Cash and cash equivalents	454	405
Accounts receivable, net	87	34
Inventory	1,349	1,360
Asset held for sale	-	702
Deposits and advances	212	395
Operating lease asset-current	51	-
Total current assets	2,153	2,896

Non-current assets:
Intangible assets, net	1,997	1,852
Property, plant, and equipment, net	3,097	3,220
Claims and advances	680	681
Operating lease asset	16	98
Total non-current assets	5,790	5,851
Total assets	7,943	8,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	933	883
Accrued liabilities and others	792	1,374
Total current liabilities	1,725	2,257

Non-current liabilities:
Long-term loans	133	134
Other liabilities	-	16
Operating lease liability	7	10
Total non-current liabilities	140	160
Total liabilities	1,865	2,417

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of June 30, 2025, and March 31, 2025.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 84,141,405 and 80,878,058 shares issued and outstanding as of June 30, 2025, and March 31, 2025, respectively.	131,920	130,570
Accumulated other comprehensive loss	(3,499)	(3,496)
Accumulated deficit	(122,343)	(120,744)
Total stockholders’ equity	6,078	6,330
Total liabilities and stockholders’ equity	7,943	8,747

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2025, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended June 30,
	2025 ($)	2024 ($)
Revenue	328	272
Cost of revenue	(174)	(109)
Gross profit	154	163
Selling, general, and administrative expenses	(1,208)	(1,670)
Research and development expenses	(851)	(889)
Operating loss	(1,905)	(2,396)
Other income, net	306	18
Loss before income taxes	(1,599)	(2,378)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(1,599)	(2,378)
Foreign currency translation adjustments	(3)	(3)
Comprehensive loss	(1,602)	(2,381)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.03)
Weighted-average number of shares used in computing loss per share amounts:	83,027,117	72,813,538

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2025, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2024	66,691	124,409	(113,665)	(3,423)	7,321
Common stock-based compensation & expenses, net	-	433	-	-	433
Share money received but not allotted	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	8,945	2,507	-	-	2,507
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Net loss	-	-	(2,378)	-	(2,378)
Foreign currency translation	-	-	-	(3)	(3)
Balances as of June 30, 2024	75,636	127,349	(116,043)	(3,426)	7,880

Balances as of March 31, 2025	80,878	130,570	(120,744)	(3,496)	6,330
Common stock-based compensation & expenses, net	-	498	-	-	498
Share money received but not allotted	-	13	-	-	13
Issuance of common stock through offering (net of expenses)	3,263	839	-	-	839
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Net loss	-	-	(1,599)	-	(1,599)
Foreign currency translation	-	-	-	(3)	(3)
Balances as of June 30, 2025	84,141	131,920	(122,343)	(3,499)	6,078

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2025, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2025 ($)	2024 ($)
Cash flows from operating activities:
Net loss	(1,599)	(2,378)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	141	162
Common stock-based compensation and expenses, net	452	402
Other non-cash items	(24)	-

Changes in:
Accounts receivable, net	(53)	11
Inventory	11	30
Deposits and advances	183	(118)
Claims and advances	-	-
Accounts payable	51	(2)
Accrued and other liabilities	(599)	151
Operating lease asset	32	5
Operating lease liability	(2)	(15)
Net cash used in operating activities	(1,407)	(1,752)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(8)	(38)
Sale of property, plant, and equipment	702	-
Acquisition and development of intangible assets	(114)	(93)
Net cash provided by (used in) investing activities	580	(131)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	852	2,508
Repayment of a long-term loan	(1)	(1)
Net cash provided by financing activities	851	2,507

Effects of exchange rate changes on cash and cash equivalents	25	2
Net increase in cash and cash equivalents	49	626
Cash and cash equivalents at the beginning of the period	405	1,198
Cash and cash equivalents at the end of the period	454	1,824

Supplementary information:
Interest paid	1	1
Non-cash item:
Profit on the sale of Asset held for sale	24	-

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2025, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2025

(in thousands, except for share data and loss per share, unaudited)

Unless the context requires otherwise, all references in this report to “IGC,” “IGC Pharma,” “the Company,” “we,” “our,” and “us” refer to IGC Pharma, Inc., together with our subsidiaries and beneficially owned subsidiary. Our public filings with the Securities and Exchange Commission, the “SEC,” are available on www.sec.gov. The information contained on our various websites, including www.igcpharma.com, is not incorporated by reference in this report, and you should not consider such information to be a part of this report. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider such information to be a part of this report.

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma, a clinical-stage pharmaceutical company attempting to leverage AI to develop potentially innovative treatments for Alzheimer’s disease (AD), metabolic disorder, and related neurodegenerative conditions. IGC Pharma is committed to transforming patient care by seeking to offer faster-acting and more effective solutions. The Company’s research and development efforts are centered on addressing some of the most challenging and underserved symptoms of Alzheimer’s, with the lead investigational candidate, IGC-AD1, positioned at the forefront of this strategy. It is designed to treat agitation in Alzheimer’s dementia, a common and difficult-to-manage neuropsychiatric symptom that significantly impacts millions of patients’ well-being and caregiver burden.

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

Business Organization

As of June 30, 2025, the Company had the following operating subsidiaries: Techni Bharathi Private Limited (TBL), HH Processors, LLC, IGC Pharma IP, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Hamsa Biopharma India Pvt. Ltd. and Colombia-based beneficially owned subsidiary IGC Pharma SAS. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’s principal office is in Maryland, established in 2005. Additionally, the Company has offices in Washington state, Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

| June 30, 2025, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated Balance Sheet as of June 30, 2025, and March 31, 2025, condensed consolidated statements of operations for the three months ended June 30, 2025, and 2024, and condensed consolidated statements of cash flows for the three months ended June 30, 2025, and 2024, are unaudited. The consolidated balance sheet as of March 31, 2025, has been derived from audited financial statements, and the accompanying as of June 30, 2025 unaudited condensed consolidated financial statements (interim statements) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) as determined by the Financial Accounting Standards Board (the FASB) within its Accounting Standards Codification (ASC) and under the rules and regulations of the SEC.

Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025 (Fiscal 2025) contained in the Company’s Form 10-K for Fiscal 2025, filed with the SEC on June 27, 2025, specifically in Note 2 to the consolidated financial statements.

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

Presentation and functional currencies

IGC operates in the U.S., India and Colombia, and a substantial portion of the Company’s financials are denominated in the Indian Rupee (INR), or the Colombian Peso (COP). As a result, changes in the relative values of the U.S. Dollar (USD), the INR, or the COP affect our financial statements.

The accompanying financial statements are reported in USD. The INR and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into USD is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to the reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

Going Concern

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern.

The Company is currently in a clinical trial stage and, thus, has not yet achieved profitability. The Company expects to continue to incur significant operating and net losses and negative cash flows from operations in the near future. On June 24, 2025, the Company entered into an amendment to extend its existing Credit Agreement of $12 million with the Lender, effective June 24, 2025. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 2, 2024, with the exception of i) a reduction in the facility fees from $84,000 to $48,000 and ii) interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1.2%, instead of 1%. All other material terms of the Loan Agreement remain unchanged.

| June 30, 2025, Form 10-Q

The Company estimates that its current cash and cash equivalents balance, with the working capital and investments, and with an available overdraft facility of $12 million from O-Bank, is sufficient to support operations for at least the next twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $87 thousand of accounts receivable, net of provision for the doubtful debt of $13 thousand as of June 30, 2025, as compared to $34 thousand of accounts receivable, net of provision for the doubtful debt of $12 thousand as of March 31, 2025.

Software Development Costs

The Company is developing two proprietary software platforms intended to be commercialized: -

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

Capitalized costs include direct labor, third-party development services, cloud computing infrastructure directly related to model development and deployment and associated overhead. These costs are amortized on a straight-line basis over their estimated useful lives, typically five to ten years, beginning when the software is ready for its intended commercial use.

During the quarter ended June 30, 2025, the Company capitalized approximately $144 thousand in software development costs. For more information, please refer to Note 5, “Intangible Assets”.

Loss per share

The computation of basic loss per share for the three months ended June 30, 2025, excludes potentially dilutive securities of approximately 14 million shares, which includes share options, unvested shares such as restricted shares awards and units, granted to directors, employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the three months ended June 30, 2025, and 2024, used for the computation of basic earnings per share (EPS) is 83,027,117 and 72,813,538, respectively. Due to the loss incurred by the Company during the three months ended June 30, 2025, and 2024, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the three months ended June 30, 2025, there were no significant cybersecurity breaches.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (ASC 606). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

| June 30, 2025, Form 10-Q

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

The consideration/price for the transaction (performance obligation(s)) is determined as per the agreement or invoice (contract) for the services and products in the Life Sciences segment.

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

Net sales disaggregated by significant products and services for the three months ended June 30, 2025, and 2024 are as follows:

	(in thousands) Three months ended June 30,
	2025($)	2024($)
Life Sciences segment
Wellness and lifestyle (1)	6	21
White labeling services (2)	322	251
Total	328	272

(1)	Revenue from wellness and lifestyle consists of the sale of products such as gummies, hand sanitizers, bath bombs, lotions, hemp crude extract, hemp isolate, and hemp distillate.
(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

Recently issued accounting pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (ASUs) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial.

ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-08, which requires certain crypto assets to be measured at fair value with changes recognized in net income each reporting period. The amendments also require separate presentation of crypto assets measured at fair value and provide for additional disclosure requirements, including a roll-forward of activity, cost basis, and any restrictions. The standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted.

The Company’s fiscal year beginning April 1, 2025, is subject to the provisions of ASU 2023-08. Although the Company did not hold any crypto assets as of June 30, 2025, subsequent to quarter-end, the management plans a treasury policy permitting investment in digital assets, such as bitcoin and other cryptocurrencies, either directly or through exchange-traded products (ETPs). The Company will adopt ASU 2023-08 in the first quarter of fiscal 2026 and will apply its provisions to any direct holdings of in-scope crypto assets. The Company does not expect the adoption to have a material impact on its consolidated financial statements at the date of adoption, but the presentation of any crypto asset holdings will be subject to the measurement and disclosure requirements of the new standard.

| June 30, 2025, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of June 30, 2025 ($)	As of March 31, 2025 ($)
Raw materials	1,078	1,104
Finished goods	271	256
Total	1,349	1,360

During the three months ended June 30, 2025, and 2024, the Company wrote off approximately $3 thousand and $26 thousand of inventory due to abnormal loss, NRV adjustment, product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, general, and administrative Expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of June 30, 2025, and March 31, 2025, our consolidated balance sheet reported approximately $392 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of June 30, 2025 ($)	As of March 31, 2025 ($)
Advances to suppliers and consultants	17	10
Other receivables and deposits	47	43
Prepaid expenses and other current assets	148	342
Total	212	395

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $35 thousand statutory advances as of June 30, 2025, and approximately $49 thousand as of March 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	As of June 30, 2025 ($)	As of March 31, 2025 ($)
Amortized intangible assets
Patents	530	530
Other intangibles	34	34
Accumulated amortization	(219)	(205)
Total amortized intangible assets	345	359

Other intangible assets
Patents	645	630
Software development cost	1,007	863
Total unamortized intangible assets	1,652	1,493
Total intangible assets	1,997	1,852

| June 30, 2025, Form 10-Q

The value of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries, along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patents and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended June 30, 2025, and 2024, amounted to approximately $14 thousand and $20 thousand, respectively.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period and concluded that, as of June 30, 2025, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2027	59
For the year ended 2028	65
For the year ended 2029	72
For the year ended 2030	79
For the year ended 2031	87

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of June 30, 2025 ($)	As of March 31, 2025 ($)
Buildings and facilities	25	2,341	2,341
Plant and machinery	5-20	3,095	3,087
Computer equipment’s	3	186	187
Office equipment’s	3-5	146	144
Furniture and fixtures	5	97	96
Vehicles	5	58	58
Total gross value		5,923	5,913
Less: Accumulated depreciation		(2,826)	(2,693)
Total property, plant, and equipment, net		3,097	3,220

| June 30, 2025, Form 10-Q

The depreciation expense in the three months ended June 30, 2025, and 2024 amounted to approximately $127 thousand and $142 thousand, respectively. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

Asset Held For Sale

During the three months ended June 30, 2025, the Company sold the Nagpur land to buyers for a net value of approximately $702 thousand. Ownership and possession of the land were transferred to the buyers.

NOTE 7 – LEFT BLANK INTENTIONALLY

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of June 30, 2025 ($)	As of March 31, 2025 ($)
Claims receivable (1)	680	680
Non-current deposits	-	1
Total	680	681

(1)	The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of June 30, 2025 ($)	As of March 31, 2025 ($)
Compensation and other contributions	191	160
Provision for expenses	138	117
Short-term lease liability	62	94
Other current liability	401	1,003
Total	792	1,374

Compensation and other contribution-related liabilities consist of accrued salaries to employees. In addition, the provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $21 thousand and $19 thousand as of June 30, 2025, and March 31, 2025, respectively, and approximately $3 thousand of short-term loans as of June 30, 2025, and March 31, 2025, respectively.

| June 30, 2025, Form 10-Q

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of June 30, 2025:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (EIDL) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the three months ended June 30, 2025, the interest expense and principal payment for the EIDL were approximately $1 thousand and $1 thousand, respectively. For the three months ended June 30, 2024, the interest expense and principal payment for the EIDL were approximately $1 thousand and $1 thousand, respectively. As of June 30, 2025, approximately $133 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

On June 30, 2023, (the Effective Date), the Company entered into a Master Loan and Security Agreement along with the General Banking Facility Letter (collectively called the Credit Agreement) with O-Bank Co., Ltd., a banking corporation incorporated under the laws of Taiwan, as administrative agent and lender (the Lender) pursuant to which the Borrower may borrow up to $12 million only or the equivalent thereof in other major currencies (the Credit Facility). The Credit Facility under the Credit Agreement contained a maturity date on the first anniversary of the Effective Date. Borrowings under the Loan Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1%, and the Borrower shall bear the tax. Interest is due and payable in full by the Borrower on the last business day of each interest period.

On July 29, 2024, the Company entered into an amendment to extend the Credit Agreement with the Lender effective July 8, 2024.

On June 24, 2025, the Company entered into an amendment to the Credit Agreement. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 2, 2024, with the exception of i) a reduction in the facility fees from $84,000 to $48,000 and ii) interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1.2%, instead of 1% . All other material terms of the Credit Agreement remain unchanged.

Other Liability:

	(in thousands)
	As of
	June 30, 2025 ($)	March 31, 2025 ($)
Statutory reserve	-	16
Total	-	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2025, except as disclosed in the legal proceedings section below.

| June 30, 2025, Form 10-Q

In the U.S., we provide health insurance, life insurance, and a 401(k) plan wherein the Company matches up to 6% of the employee’s pre-tax contribution up to a maximum annual amount determined by the IRS. In accordance with applicable laws of foreign countries, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees. The Gratuity Plan provides a lump sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. In addition, employees receive benefits from a provident fund, a defined contribution plan. The employee and employer each make monthly contributions to the plan as required by the law. The contribution is made to the Foreign Government’s funds.

NOTE 13 – SECURITIES

As of June 30, 2025, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 84,141,405 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of June 30, 2025.

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

In the first quarter of Fiscal 2026, the Company entered into Share Purchase Agreements (the 2025 SPAs) with multiple investors, relating to the sale and issuance by our company to investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPAs. The investments are subject to customary closing conditions, including NYSE approval. As per the 2025 SPAs, the investor received piggyback registration rights subject to certain restrictions. Shares are intended to be exempt from registration under the Securities Act, by virtue of the provisions of Section 4(a)(2) of Securities Act.

| June 30, 2025, Form 10-Q

NOTE 14 – STOCK-BASED COMPENSATION

As of June 30, 2025, under both the Company’s previous 2008 and current 2018 Omnibus Incentive Plans approximately 9.1 million shares of common stock have been issued to employees, non-employees, and advisors. In addition, approximately 8.7 million restricted share units (RSUs) fair valued at approximately $4.7 million with a weighted average value of $0.54 per share, have been granted but not yet issued from different Incentive Plans and Grants.

Additionally, options held by advisors and directors to purchase approximately 5.6 million shares of common stock fair valued at approximately $1.4 million with a weighted average of $0.26 per share, which have been granted but are to be issued over an exercise period between Fiscal 2023 and Fiscal 2028. Options granted and issued before the vesting period are expensed when issued.

The above awards include approximately 4.7 million RSUs and 2 million options granted to employees and directors, which consist of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based awards are accounted for upon certification by the Company’s management, confirming the probability of achievement of milestones. As of June 30, 2025, the Company’s management confirmed that three milestones had been achieved, and the rest were probable to be achieved by March 31, 2028

The options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2026	Granted in Fiscal 2025
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	3.93%	5.24%
Expected volatility	171%	175%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the three months ended June 30, 2025, the Company’s common stock-based compensation was approximately $452 thousand, which was accounted for in the Selling, general, and administrative expenses (including research and development). In addition, the Company capitalized common stock-based compensation of approximately $46 thousand in software development costs.

For the three months ended June 30, 2024, the Company’s common stock-based compensation was approximately $402 thousand, which was accounted for in the Selling, general, and administrative expenses (including research and development). In addition, the Company capitalized common stock-based compensation of approximately $31 thousand in software development costs.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2025	5,796	0.64
Granted	1,385	0.31
Vested	(679)	0.31
Cancelled/forfeited	-	-
Non-vested shares as of June 30, 2025	6,502	0.60

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2025	3,182	0.25	0.39
Granted	1,600	0.27	0.30
Vested	-	-	-
Cancelled/forfeited	-	-	-
Options outstanding as of June 30, 2025	4,782	0.26	0.29

| June 30, 2025, Form 10-Q

There was a combined unrecognized expense of $2 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 (four) years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2025, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025, and March 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of June 30, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	163	-	-	163	163	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	-	-	-	-	-	-
Mutual Fund	-	-	-	-	-	-
Level 2
Certificates of Deposit	291	-	-	291	291	-
Level 3	-	-	-	-	-	-
TOTAL	454	-	-	454	454	-

As of March 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	368	-	-	368	368	-
Money Market Fund	-	-	-	-	-	-
Debt Funds	-	-	-	-	-	-
Mutual Fund	-	-	-	-	-	-
Level 2
Certificates of Deposit	37	-	-	37	37	-
Level 3	-	-	-	-	-	-
TOTAL	405	-	-	405	405	-

| June 30, 2025, Form 10-Q

NOTE 16 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group (CODM), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. The Company’s CODM is the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on an operating segment basis for the purposes of making operating decisions and assessing financial performance.  As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in a single operating and reportable segment, Life Sciences segment.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment:

	(in thousands) Three months ended June 30,
	2025 ($)	2024 ($)
Life Sciences segment
Wellness and lifestyle	6	21
White labeling services	322	251
Total	328	272

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2) The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended June 30, 2025 ($)	Percentage of Total Revenue ($)

Asia	India	-	-
America	U.S.	328	100%
	Colombia	-	-
Total		328	100%

		(in thousands)
Segments	Country	Three months ended June 30, 2024 ($)	Percentage of Total Revenue ($)

Asia	India	-	-
America	U.S.	272	100%
	Colombia	-	-
Total		272	100%

| June 30, 2025, Form 10-Q

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of June 30, 2025 ($)
Intangible assets, net	1,997	-	1,997
Property, plant, and equipment, net	3,051	46	3,097
Claims and advances	410	270	680
Operating lease asset	-	16	16
Total non-current assets	5,458	332	5,790

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2025 ($)
Intangible assets, net	1,852	-	1,852
Property, plant, and equipment, net	3,171	49	3,220
Claims and advances	410	271	681
Operating lease asset	80	18	98
Total non-current assets	5,513	338	5,851

NOTE 17 – SUBSEQUENT EVENT

Subsequent to the quarter through July 31, 2025, the Company sold 6,623,085 shares through the ATM for $2,623,467 at an average price of $0.41.

| June 30, 2025, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (MD&A) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” “IGC Pharma,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 27, 2025 (the 2025 Form 10-K). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

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

Life Sciences Segment

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so faster than traditional medications. While existing anti-psychotics can take as long 6 to 12 weeks to show effects, we believe IGC-AD1 has the potential to act within two weeks. This potentially faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof. In addition, we have created in-house wellness brands, available through online channels that are compliant with relevant federal, state, and local laws and regulations. We derive revenue from our in-house wellness non-pharmaceutical formulations that are manufactured as non-GMO, vegan, products at our facility and are sold over-the-counter (OTC).

MINT-AD

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

According to the World Alzheimer Report, more than 400 million people globally may carry Alzheimer’s-related pathology before any clinical symptoms appear. Yet primary care physicians, particularly those outside urban centers, often lack the tools needed to detect early cognitive risk. This diagnostic gap leads to missed or delayed diagnoses, limiting timely intervention, reducing eligibility for clinical trials, and ultimately worsening patient outcomes. MINT-AD aims to bridge this gap by extending cognitive diagnostics beyond neurology clinics, expensive PET scans, and other tests, to general practices, rural areas, and underserved populations.

MINT-AD leverages diverse data sources, including brain scans, genetics, lifestyle, and cognitive metrics, to produce clinically interpretable risk profiles and forecast decline trajectories. The platform is being designed for integration into physician workflows to help improve early detection, care personalization, and clinical trial enrolment.

| June 30, 2025, Form 10-Q

Our Business Strategy

The business strategy includes:

●	Advance Differentiated Therapies for High-Need CNS Indications.

●	Expand IGC-AD1’s therapeutic potential to treat AD, subject to FDA approval.

●	Advance the development of TGR-63 as a potential therapeutic for AD.

●	Advance the development of TGR-63 as a potential therapeutic for AD.

●	Publish scientific findings in peer-reviewed journals to strengthen clinical credibility and visibility.

●	Allocate Capital to Enhance Shareholder Value.

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

Management is committed to its core short term goals, completion of the Phase 2 trial on IGC-AD1 and deploying MINT-AD. As we allocate more resources to achieving these objectives, we are evaluating various options for our non-core assets such as the manufacturing facility in Vancouver, including potential operational partnerships or alternative uses. As of the date of this filing, no definitive transaction has been finalized or has occurred. It could reduce our revenue.

Company Highlights for the Quarter ended June 30, 2025

●	IGC Pharma presented compelling Genetic Toxicology Safety Data on the API in IGC-AD1 at the 2025 Genetic Toxicology Association Meeting, highlighting the safety profile of our lead compound – a crucial step for regulatory approvals.

●	IGC Pharma expanded its network of clinical trial sites for the CALMA trial, adding multiple strategic locations across North America. These expansions included leading research institutions and sites in diverse geographic areas such as Ontario (Canada), Florida, Rhode Island, Puerto Rico, and Oklahoma. This strategic broadening of our clinical trial footprint is designed to accelerate patient enrollment, enhance access to diverse patient populations, and strengthen the overall robustness of our study.

●	During the quarter ended June 30, 2025, the Company raised a gross amount of approximately $997 thousand through different private equity placement SPAs and the ATM.

| June 30, 2025, Form 10-Q

Results of Operations for the Three Months Ended June 30, 2025, and June 30, 2024

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended June 30, 2025, and June 30, 2024:

Statement of Operations (in thousands, unaudited)

	Three months ended June 30,
	2025 ($)	2024 ($)	Change ($)	Percent Change
Revenue	328	272	56	21%
Cost of revenue	(174)	(109)	(65)	60%
Gross profit	154	163	(9)	(6)%
Selling, general and administrative expenses	(1,208)	(1,670)	462	(28)%
Research and development expenses	(851)	(889)	38	(4)%
Operating loss	(1,905)	(2,396)	491	(20)%
Other income, net	306	18	288	1,600%
Loss before income taxes	(1,599)	(2,378)	779	(33)%
Income tax expense/benefit	-	-	-	-
Net loss	(1,599)	(2,378)	779	(33)%

Revenue – Revenue was approximately $328 thousand and $272 thousand for the three months ended June 30, 2025, and June 30, 2024, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic health care products, among others. Our core focus is on advancing IGC-AD1, completing the Phase 2 trial, and developing MINT-AD for the early diagnosis of Alzheimer’s disease. In the future, our revenue from white label may not increase as we allocate more resources to expanding our core pharma-focused programs.

Cost of revenue – Cost of revenue amounted to approximately $174 thousand for the three months ended June 30, 2025, compared to $109 thousand in the three months ended June 30, 2024. This represents gross margins of 47% and 60%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products and services in both segments. The slight decrease in gross margin is attributed to the Company’s strategic efforts to develop new formulations using a broader range of active ingredients, which, while affecting margins in the short term, are expected to open new commercial avenues in the long term.

Selling, General and Administrative expenses (SG&A)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended June 30, 2025, SG&A expenses decreased by approximately $462 thousand or 28% to approximately $1.2 million as compared to the three months ended June 30, 2024. This significant decline in SG&A expenses is attributable to the Company’s focused efforts to optimize corporate-level operational efficiency by lowering employee–related costs due to headcount alignment and compensation restructuring, implementing better inventory management systems, and reducing spending on legal and professional services through more efficient vendor management. These optimizations allowed the Company to preserve capital and extend its operational runway while maintaining the infrastructure necessary to support clinical development and strategic initiatives.

Research and Development expenses (R&D)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $38 thousand or 4% to approximately $851 thousand during the three months ended June 30, 2025, from approximately $889 thousand. The decrease is primarily due to a one-time non-cash expense of approximately $100 thousand in three months ended June 30, 2024. One-time expense adjusted, there is an increase in R&D expenses by $62 thousand. The R&D expenses are primarily attributed to the progression of Phase 2 trials on IGC-AD1 and preclinical studies on TGR-63, indicating the Company’s dedication to advancing its product pipeline. As the development of TGR-63 and the Phase 2 trial on Alzheimer’s gains momentum, the Company anticipates an increase in R&D expenses.

Other income, net – Other net income increased by approximately $288 thousand or 1,600% during the three months ended June 30, 2025. As a result, the total other income for the three months ended June 30, 2025, and 2024 is approximately $306 thousand and $18 thousand, respectively. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales. The primary reason for increase is a tax credit of approximately $263 thousand company received during three months ended June 30, 2025.

| June 30, 2025, Form 10-Q

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, short-term and long-term borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material long-term debt, capital lease obligations, or other long-term liabilities except as disclosed in this report. Please refer to Note 12, “Commitments and Contingencies,” and Note 11, “Loans and Other Liabilities,” in Item 1 of this report for further information on the Company’s commitments and contractual obligations.

On June 30, 2023, (the Effective Date), the Company entered into a Master Loan and Security Agreement along with the General Banking Facility Letter (collectively called the “Credit Agreement”) with O-Bank Co., Ltd., a banking corporation incorporated under the laws of Taiwan, as administrative agent and lender (the Lender) pursuant to which the Borrower may borrow up to $12 million only or the equivalent thereof in other major currencies (the Credit Facility). The Credit Facility under the Credit Agreement contained a maturity date on the first anniversary of the Effective Date. Borrowings under the Credit Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1%, and the Borrower shall bear the tax. Interest is due and payable in full by the Borrower on the last business day of each interest period.

On June 24, 2025, the Company entered into an amendment to extend the Credit Agreement. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed, with the exception of i) a reduction in the facility fees from $84,000 to $48,000 and ii) interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1.2%, instead of 1%. All other material terms of the Credit Agreement remain unchanged.

In the first quarter of Fiscal 2026, the Company entered into the 2025 Share Purchase Agreements (2025 SPAs) with multiple investors, relating to the sale and issuance by our company to the investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000 , or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPAs. The investments are subject to customary closing conditions, including NYSE approval. As per the 2025 SPA, the investor received piggyback registration rights subject to certain restrictions.

Subsequent to the quarter through July 31, 2025, the Company sold 6,623,085 shares through the ATM for $2,623,467 at an average price of $0.41.

The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful. The Company expects to raise further capital for its research and development initiatives as and when it is able to do so, in an ATM offering or private placement. In addition, there can be no assurance of the terms thereof, and any subsequent equity financing sought may have dilutive effects on our current shareholders. While there is no guarantee that we will be successful, we are applying to non-dilutive funding opportunities such as Small Business Research and Development programs. In addition, subject to limitations on the amount of capital that can be raised, the Company expects to utilize its shelf registration on a statement on Form S- 3 to raise capital through at-the-market offerings or otherwise. Please refer to Note 13 – “Securities”, for more information.

	(in thousands, unaudited)
	As of June 30, 2025 ($)	As of March 31, 2025 ($)	Change	Percent Change
Cash and cash equivalents	454	405	49	12%
Working capital	428	639	(211)	(33)%

Cash and cash equivalents

Cash and cash equivalents increased by approximately $49 thousand to $454 thousand in the three months ended June 30, 2025, from $405 thousand as of March 31, 2025, an increase of approximately 12%.

| June 30, 2025, Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)
	Three months ended June 30,			Percent
	2025	2024	Change	Change
Cash used in operating activities	(1,407)	(1,752)	345	(20)%
Cash provided by (used in) investing activities	580	(131)	711	(543)%
Cash provided by financing activities	851	2,507	(1,656)	(66)%
Effects of exchange rate changes on cash and cash equivalents	25	2	23	1,150%
Net decrease in cash and cash equivalents	49	626	(577)	(92)%
Cash and cash equivalents at the beginning of the period	405	1,198	(793)	(66)%
Cash and cash equivalents at the end of the period	454	1,824	(1,370)	(75)%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2025, was approximately $1.4 million. It consists of a net loss of approximately $1.6 million, a positive impact on cash due to non-cash expenses of approximately $569 thousand, and a negative change in operating assets and liabilities of approximately $377 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $141 thousand, stock-based expenses of approximately $452 thousand, and other non-cash items with a negative impact of approximately $24 thousand. In addition, changes in operating assets and liabilities had a negative impact of approximately $377 thousand on cash, of which a net negative impact of approximately $53 thousand is due to an increase in accounts receivables, and a negative impact of approximately $599 thousand is due to decrease in accrued and other liabilities, a positive impact of approximately $183 thousand is due to decrease in deposits and advances, a positive impact of approximately $51 thousand is due to increase in accounts payable and net other current assets and liabilities of approximately $41 thousand.

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

Investing Activities

Net cash provided by investing activities for the three months ended June 30, 2025, was approximately $580 thousand, which comprised of approximately $114 thousand for the acquisition and development of intangible assets, and approximately $693 thousand for the net purchase of property, plant, and equipment.

Net cash used in investing activities for the three months ended June 30, 2024, was approximately $131 thousand, which comprised of expenses of approximately $93 thousand for the acquisition and development of intangible assets, and approximately $38 thousand for the net purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was approximately $851 thousand for the three months ended June 30, 2025, which was comprised of net proceeds from issuance of equity stock of approximately $852 thousand and re-payment of the loan of approximately $1 thousand. Please refer to Note 13 – “Securities”, for more information.

Net cash provided by financing activities was approximately $2.5 million for the three months ended June 30, 2024, which was comprised of net proceeds from issuance of equity stock of approximately $2.5 million and re-payment of the loan of approximately $1 thousand. Please refer to Note 13 – “Securities”, for more information.

| June 30, 2025, Form 10-Q

Treasury Strategy and Capital Allocation Considerations

Management continually evaluates opportunities to optimize the Company’s capital structure and enhance stockholders’ equity while maintaining adequate liquidity to support operations. Since early 2024, we have assessed the potential use of digital assets, including bitcoin and other cryptocurrencies, as part of our treasury management strategy.

Subsequent to quarter-end, in September 2025, our management plans to invest a portion of its funds in digital assets, either directly or through ETPs that hold such assets. We believe that allocating a portion of our cash reserves to digital assets could diversify our treasury holdings, potentially enhance our balance sheet if the assets appreciate, and align with emerging best practices of certain public companies.

We expect to begin implementing this policy during the quarter ending September 30, 2025. The timing, size, and type of investments will be based on prevailing market conditions, liquidity needs, and risk management considerations. These investments involve material risks, as discussed in Item 1A – Risk Factors.

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

Critical Accounting Policies

While all accounting policies impact financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes that the following policy that falls within this category in addition to the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity:

Digital Asset Investments

The Company may invest in digital assets, such as bitcoin and other cryptocurrencies, either directly or through ETPs that hold such assets. Direct holdings of digital assets will be accounted for in accordance with ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets, and measured at fair value with changes recognized in earnings, in accordance with ASU 2023-08. Holdings in ETPs will be accounted for as equity securities under ASC 321, Investments – Equity Securities, and measured at fair value with changes recognized in earnings. Fair value will be determined using quoted prices in active markets (Level 1 inputs).

For direct holdings of digital assets, the Company will present in the notes a roll-forward of activity, including the opening balance, additions, dispositions, gains and losses recognized during the period, and the ending balance, as well as any significant concentrations and restrictions.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in the 2025 Form 10-K, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K, for a discussion of all our critical and significant accounting policies.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements that may apply to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2025 Form 10-K.

| June 30, 2025, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

| June 30, 2025, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of June 30, 2025, we were not party to any material legal proceedings, except as set forth below.

During the quarter ended June 30, 2025, the following material litigation is pending:

Engineering and Consulting Group SAS et al. v IGC Pharma Inc., case file no. 110016000050202247710 (Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia). The Company and the ECG corporation are in a contractual dispute. The Company filed a complaint against four (4) individuals with the Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia, under file no. 110016000050202247710 for charges of fraud, falsification of a private document, and conspiracy to commit a crime. The complaint was filed in 2022. In December 2023, the case was reviewed by the investigator and scheduled and accepted for a hearing by the prosecutor in calendar 2024. During the three months ended June 30, 2025, there were no material changes.

Item 1A. Risk Factors

Following are the material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 27, 2025.

Investment in Digital Assets Could Adversely Affect Our Financial Condition and Results of Operations

Management is considering a treasury policy that permits the investment of a limited portion of our available funds in digital assets, such as bitcoin and other cryptocurrencies, either directly or through exchange-traded products (“ETPs”) that hold such assets. We have not made any purchases as of the filing date of this Quarterly Report. Investments in digital assets are subject to significant risks and volatility:

●	Price Volatility: The market prices of bitcoin, and other cryptocurrencies have historically been highly volatile and may be influenced by factors beyond our control, including market sentiment, macroeconomic conditions, changes in supply and demand, geopolitical events, regulatory developments, technological changes, and market disruptions. Large fluctuations in fair value could materially affect our reported earnings, financial position, and stock price.

●	Regulatory Risk: Digital assets are a relatively new asset class and are subject to evolving U.S. federal, state, and foreign laws and regulations. Regulatory changes, or the interpretation or enforcement of existing laws, could restrict our ability to buy, sell, hold, or transact in digital assets and could adversely impact their value.

●	Custody and Operational Risk: If we invest directly in digital assets, we will be exposed to operational and custody risks, including loss or theft of private keys, cybersecurity breaches, fraud, and insolvency of custodians. If we invest via ETPs, we will be subject to risks specific to those funds, including tracking errors relative to the underlying asset, reliance on the sponsor and custodian, and management fees.

●	Liquidity Risk: The trading venues for digital assets and related products may experience outages, disruptions, or other operational issues that can impair our ability to transact, especially during times of market stress.

●	Tax and Accounting Impact: Changes in U.S. tax law, including the Corporate Alternative Minimum Tax (CAMT), could cause us to incur tax liabilities on unrealized gains in digital assets. Accounting standards require us to record changes in fair value through earnings each reporting period, which may increase our earnings volatility.

There is no assurance that any investment in digital assets will result in a positive return, and we may incur losses that could adversely affect our business, financial condition, and results of operations.

| June 30, 2025, Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2025, the Company entered into Share Purchase Agreements (the 2025 SPAs) with multiple investors, relating to the sale and issuance by our company to investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPAs. The investments are subject to customary closing conditions, including NYSE approval. As per the 2025 SPAs, the investors received piggyback registration rights subject to certain restrictions. Shares are intended to be exempt from registration under the Securities Act by virtue of the provisions of Section 4 (a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

| June 30, 2025, Form 10-Q

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

| June 30, 2025, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: August 14, 2025	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

| June 30, 2025, Form 10-Q