Form 10-Q
period 2025-09-30
IGC Pharma, Inc.
filed 2025-11-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

92,868,241 shares of our common stock were outstanding as of October 30, 2025.

| September 30, 2025, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

| September 30, 2025, Form 10-Q

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

| September 30, 2025, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2025 ($)	March 31, 2025 ($)
ASSETS
Current assets:
Cash and cash equivalents	1,105	405
Accounts receivable, net	41	34
Inventory	658	1,360
Short-term investment	25	-
Asset held for sale	-	702
Deposits and advances	175	395
Total current assets	2,004	2,896

Non-current assets:
Intangible assets, net	4,879	1,852
Property, plant, and equipment, net	2,175	3,220
Claims and advances	672	681
Operating lease asset	13	98
Total non-current assets	7,739	5,851
Total assets	9,743	8,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	628	883
Accrued liabilities and others	886	1,374
Total current liabilities	1,514	2,257

Non-current liabilities:
Long-term loans	132	134
Other liabilities	-	16
Operating lease liability	5	10
Total non-current liabilities	137	160
Total liabilities	1,651	2,417

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of September 30, 2025, and March 31, 2025.
Common stock and additional paid-in capital, $0.0001 par value: 150,000,000 shares authorized; 91,959,112 and 80,878,058 shares issued and outstanding as of September 30, 2025, and March 31, 2025, respectively.	135,774	130,570
Accumulated other comprehensive loss	(4,854)	(3,496)
Accumulated deficit	(122,828)	(120,744)
Total stockholders’ equity	8,092	6,330
Total liabilities and stockholders’ equity	9,743	8,747

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2025, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
	($)	($)	($)	($)

Revenue	191	412	519	684
Cost of revenue	(92)	(214)	(266)	(323)
Gross profit	99	198	253	361
Selling, general, and administrative expenses	(1,410)	(1,041)	(2,618)	(2,711)
Research and development expenses	(1,588)	(917)	(2,439)	(1,806)
Operating loss	(2,899)	(1,760)	(4,804)	(4,156)
Other income, net	1,078	43	1,384	61
Loss before income taxes	(1,821)	(1,717)	(3,420)	(4,095)
Income tax expense	-	-	-	-
Net loss attributable to common stockholders	(1,821)	(1,717)	(3,420)	(4,095)
Foreign currency translation adjustments	(19)	(15)	(22)	(18)
Comprehensive loss	(1,840)	(1,732)	(3,442)	(4,113)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	(0.02)	(0.04)	(0.06)
Weighted-average number of shares used in computing loss per share amounts:	90,457,910	76,007,129	86,762,816	74,419,059

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2025, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended September 30, 2024	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of June 30, 2024	75,636	127,349	(116,043)	(3,426)	7,880
Common stock-based compensation & expenses, net	-	434	-	-	434
Share money received but not allotted	-	427	-	-	427
Issuance of common stock through offering (net of expenses)	1,000	368	-	-	368
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(1,717)	-	(1,717)
Foreign currency translation adjustments	-	-	-	(15)	(15)
Reclassification due to the liquidation of Subsidiaries	-	-	-	-	-
Balances as of September 30, 2024	76,636	128,578	(117,760)	(3,441)	7,377

Three months ended September 30, 2025
Balances as of June 30, 2025	84,141	131,920	(122,343)	(3,499)	6,078
Common stock-based compensation & expenses, net	-	742	-	-	742
Share money received but not allotted	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	7,818	3,112	-	-	3,112
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(1,821)	-	(1,821)
Foreign currency translation adjustments	-	-	-	(19)	(19)
Reclassification due to the liquidation of Subsidiaries	-	-	1,336	(1,336)	-
Balances as of September 30, 2025	91,959	135,774	(122,828)	(4,854)	8,092

Six months ended September 30, 2024	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2024	66,691	124,409	(113,665)	(3,423)	7,321
Common stock-based compensation & expenses, net	-	867	-	-	867
Share money received but not allotted	-	427	-	-	427
Issuance of common stock through offering (net of expenses)	9,945	2,875	-	-	2,875
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(4,095)	-	(4,095)
Foreign currency translation adjustments	-	-	-	(18)	(18)
Reclassification due to the liquidation of Subsidiaries	-	-	-	-	-
Balances as of September 30, 2024	76,636	128,578	(117,760)	(3,441)	7,377

Six months ended September 30, 2025
Balances as of March 31, 2025	80,878	130,570	(120,744)	(3,496)	6,330
Common stock-based compensation & expenses, net	-	1,240	-	-	1,240
Share money received but not allotted	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	11,081	3,964	-	-	3,964
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(3,420)	-	(3,420)
Foreign currency translation adjustments	-	-	-	(22)	(22)
Reclassification due to liquidation of Subsidiaries	-	-	1,336	(1,336)	-
Balances as of September 30, 2025	91,959	135,774	(122,828)	(4,854)	8,092

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2025, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months Ended September 30,
	2025 ($)	2024 ($)
Cash flows from operating activities:
Net loss	(3,420)	(4,095)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	260	307
Common stock-based compensation and expenses, net	1,182	804
Other non-cash items	(1,079)	(14)

Changes in:
Accounts receivables, net	(7)	(5)
Inventory	17	30
Deposits and advances	220	(227)
Claims and advances	8	1
Accounts payable	(252)	(4)
Accrued and other liabilities	(506)	467
Operating lease asset	85	37
Operating lease liability	(5)	(49)
Net cash used in operating activities	(3,497)	(2,748)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(37)	(67)
Sale of property, plant, and equipment	679	16
Investment in short-term investment	(25)	-
Acquisition and development of intangible assets	(411)	(145)
Net cash from (used) in investing activities	206	(196)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	3,963	3,303
Repayment of long-term loan	(2)	(2)
Net cash provided by financing activities	3,961	3,301

Effects of exchange rate changes on cash and cash equivalents	30	(9)
Net increase in cash and cash equivalents	700	348
Cash and cash equivalents at the beginning of the period	405	1,198
Cash and cash equivalents at the end of the period	1,105	1,546

Supplementary information:
Cash used in an investing activity for acquiring a Favorable Contract against the Disposition of Assets (Note – 7)	(113)	-
Interest paid	(2)	(2)
Other non-cash items:
Profit on the Disposition of Assets, (Note -7)	(1,056)	-
Profit on sales of PPE	(23)	(14)

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2025, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2025

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

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma Inc. is a clinical-stage pharmaceutical company attempting to utilize Artificial Intelligence (AI) technologies to develop innovative therapies for Alzheimer’s Disease (AD), related neurodegenerative disorders, and metabolic conditions. The Company’s lead therapeutic candidate, IGC-AD1, is currently in Phase 2 clinical development targeting agitation in Alzheimer’s dementia—a prevalent and debilitating behavioral symptom. During the quarter ended September 30, 2025, IGC Pharma successfully enrolled more than 50% of patients in the ongoing clinical trial, representing a key operational milestone and reflecting continued progress toward study completion and potential regulatory advancement.

In parallel, IGC Pharma is accelerating the integration of its proprietary AI platform in an effort to enhance drug discovery, optimize clinical trial design, and identify novel therapeutic targets. The Company’s AI models attempt to leverage multimodal data—from clinical biomarkers to behavioral patterns—in an effort to predict treatment response, enable early disease detection, and support the creation of precision-based therapies in Alzheimer’s and other neurological diseases, although there can be no assurance thereof. We believe this AI-driven infrastructure not only strengthens internal research productivity but also positions IGC Pharma as an emerging player in the convergence of pharmaceuticals and intelligent data science, although there can be no assurance thereof.

IGC Pharma remains committed to advancing its clinical and AI-enabled programs to address major unmet medical needs in Alzheimer’s and related disorders, while creating enduring value for patients, caregivers, and shareholders.

Business Organization

As of September 30, 2025, the Company had the following operating subsidiaries: HH Processors, LLC, IGC Pharma IP, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially owned subsidiary IGC Pharma SAS. During the quarter ended September 30, 2025, the Company shut down a few of its non-operating subsidiaries, which had a negligible impact on the financial statements. The Company’s fiscal year is the 52- or 53-week period that ends on March 31. The Company’s principal office is in Maryland, established in 2005. Additionally, the Company has offices in Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

| September 30, 2025, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of September 30, 2025, and March 31, 2025, condensed consolidated statements of operations for the three months and six months ended September 30, 2025, and 2024, and condensed consolidated statements of cash flows for the six months ended September 30, 2025, and 2024, are unaudited. The consolidated balance sheet as of March 31, 2024, has been derived from audited financial statements, and the accompanying as of September 30, 2025 unaudited condensed consolidated financial statements (interim statements) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) as determined by the Financial Accounting Standards Board (the FASB) within its Accounting Standards Codification (ASC) and under the rules and regulations of the SEC.

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

Principles of consolidation

The interim statements include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the interim statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements. Upon liquidation of foreign subsidiaries, the cumulative translation adjustment of $1.3 million was reclassified from accumulated other comprehensive loss to accumulated deficit. (ASC 830-30-40-1).

Presentation and functional currencies

IGC operates in the U.S., India, and Colombia, and a substantial portion of the Company’s financials are denominated in the Indian Rupee (INR), or the Colombian Peso (COP). As a result, changes in the relative values of the U.S. Dollar (USD), the INR, or the COP affect our financial statements.

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

The Company is currently in a clinical trial stage and, thus, has not yet achieved profitability. The Company expects to continue to incur significant operating and net losses and negative cash flows from operations in the near future. On June 24, 2025, the Company entered into an amendment to extend its existing Credit Agreement of $12 million with the Lender, effective June 24, 2025. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 2, 2024, with the exception of i) a reduction in the facility fees from $84,000 to $48,000 and ii) interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1.2%, instead of 1%. All other material terms of the Loan

Agreement remains unchanged.

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

| September 30, 2025, Form 10-Q

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $41 thousand of accounts receivable, net of provision for the doubtful debt of $13 thousand as of September 30, 2025, as compared to $34 thousand of accounts receivable, net of provision for the doubtful debt of $12 thousand as of March 31, 2025.

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

As of quarter ended September 30, 2025, the Company capitalized approximately $1.2 million in software development costs. For more information, please refer to Note 5, “Intangible Assets”.

Loss per share

The computation of basic loss per share for the six months ended September 30, 2025, excludes potentially dilutive securities of approximately 22 million shares, which includes stock awards such as share options, restricted shares awards and units, granted to directors, employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the six months ended September 30, 2025, and 2024, used for the computation of basic earnings per share (EPS) is 86,762,816 and 74,419,059, respectively, as compared to 90,457,910 and 76,007,129 for the three months ended September 30, 2025, and 2024, respectively. Due to the loss incurred by the Company during the six months ended September 30, 2025, and 2024, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

We have a cybersecurity policy in place and have taken cybersecurity measures to safeguard against hackers, however, there can be no assurance thereof. During the six months ended September 30, 2025, there were no impactful breaches in cybersecurity.

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

In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white label services is recognized when the performance obligation has been completed and the output material has been transferred to the customer.

| September 30, 2025, Form 10-Q

Net sales disaggregated by significant products and services for the three months and six months ended September 30, 2025, and 2024 are as follows:

	(in thousands)
	Three months ended September 30, 2025 ($)	Three months ended September 30, 2024 ($)	Six months ended September 30, 2025 ($)	Six months ended September 30, 2024 ($)
Life Sciences segment
Wellness and lifestyle (1)	38	46	44	67
White labeling services (2)	153	366	475	617
Total	191	412	519	684

(1)	Revenue from wellness and lifestyle consists of the sale of products such as gummies.
(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

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

The Company’s fiscal year beginning April 1, 2025, is subject to the provisions of ASU 2023-08. Although, the Company did not hold any crypto assets directly, the Company adopted ASU 2023-08 in the first quarter of fiscal 2026 and will apply its provisions to any direct holdings of in-scope crypto assets. The Company does not expect the adoption to have a material impact on its consolidated financial statements at the date of adoption, but the presentation of any crypto asset holdings will be subject to the measurement and disclosure requirements of the new standard.

During the six months ended September 30, 2025, the Company invested approximately $25 thousand in a U.S.-listed digital asset through an exchange-traded product (ETP) as part of its treasury diversification strategy, the same has been accounted under Short-term investment. For more information, please refer to Note 15 -“Fair Value of Financial Instruments”.

NOTE 3 – INVENTORY

	(in thousands)
	As of September 30, 2025 ($)	As of March 31, 2025 ($)
Raw materials	446	1,104
Finished goods	212	256
Total	658	1,360

During the six months ended September 30, 2025, and 2024, the Company wrote off approximately $1 thousand and $2 thousand in inventory due to abnormal loss due to product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, General, and Administrative Expenses. In addition, the Company adjusted approximately $700 thousand of inventory associated with its Vancouver, Washington manufacturing operations as part of the Favorable Contract, described in Note 7 – “Disposition of Assets”.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of September 30, 2025, and March 31, 2025, our consolidated balance sheet reported approximately $392 thousand clinical trial-related inventory, respectively.

| September 30, 2025, Form 10-Q

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of September 30, 2025 ($)	As of March 31, 2025 ($)
Advances to suppliers and consultants	25	10
Other receivables and deposits	20	43
Prepaid expenses and other current assets	130	342
Total	175	395

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $48 thousand in statutory advances as of September 30, 2025, and approximately $49 thousand as of March 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	September 30, 2025 ($)			March 31, 2025 ($)
Intangible Assets	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized Assets
Patents	532	(209)	323	530	(183)	347
Other intangibles	34	(23)	11	34	(22)	12
Total amortized intangible assets	566	(232)	334	564	(205)	359
Unamortized Assets
Favorable Contract	2,700	-	2,700	-	-	-
Software development cost	1,180	-	1,180	863	-	863
Patents	660	-	660	625	-	625
Other intangibles	5	-	5	5	-	5
Total unamortized intangible assets	4,545	-	4,545	1,493	-	1,493
Total Intangible Assets	5,111	(232)	4,879	2,057	(205)	1,852

The gross amount of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries, along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patents and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended September 30, 2025, and 2024, amounted to approximately $14 thousand and $20 thousand, respectively whereas the amortization expense in the six months ended September 30, 2025, and 2024 amounted to approximately $28 thousand and $40 thousand, respectively.

During the six months ended September 30, 2025, the Company recognized approximately $2.7 million of intangible assets representing preferential supply rights and other contractual benefits as a “Favorable Contract” received in connection with the sale of assets associated with the Vancouver facility. The intangible assets were recognized as consideration received in a non-monetary exchange under ASC 845-10 and are being amortized in a pattern that reflects the economic benefit of the intangible asset is consumed over their estimated useful life of three years, commencing in calendar year 2028. Please refer to Note 7 – “Disposition of Assets”.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period, and concluded that, as of September 30, 2025, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2027	59
For the year ended 2028	65
For the year ended 2029	72
For the year ended 2030	79
For the year ended 2031	87

| September 30, 2025, Form 10-Q

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of September 30, 2025 ($)	As of March 31, 2025 ($)
Buildings and facilities	25	1,503	2,341
Plant and machinery	5-20	1,932	3,087
Computer equipment	3	185	187
Office equipment	3-5	155	144
Furniture and fixtures	5	53	96
Vehicles	5	58	58
Total gross value		3,886	5,913
Less: Accumulated depreciation		(1,711)	(2,693)
Total property, plant, and equipment, net		2,175	3,220

The depreciation expense in the three months ended September 30, 2025, and 2024 amounted to approximately $105 thousand and $145 thousand, respectively. The depreciation expense in the six months ended September 30, 2025, and 2024 amounted to approximately $232 thousand and $287 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation and the gross carrying amount of property, plant, and equipment decreased by approximately $850 thousand, net of accumulated depreciation, primarily due to the transfer of certain assets associated with the Vancouver, Washington facility to the Buyer under the Favorable Contract, please refer to Note 7 – “Disposition of Assets”. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

Assets Held For Sale

During the six months ended September 30, 2025, the Company has sold off the Nagpur land to buyers for a net value of approximately $702 thousand. Ownership and possession of the land were transferred to the buyers.

NOTE 7 – DISPOSITION OF ASSETS

On September 29, 2025, Holi Hemp LLC (HH Processors), a wholly owned subsidiary of the Company, entered into a Sale of Assets and Manufacturing Agreement (the “Favorable Contract”) with Wellness Essentials Northwest LLC (the Buyer) to sell certain equipment, inventory, and related operating assets of its Vancouver, Washington facility. The Company filed a Current Report on Form 8-K under Item 1.01 reporting the entrance into the Favorable Contract, subject to the satisfaction of certain closing conditions.

Under the Sale Agreement, the Buyer assumed certain employees and lease obligations. The Company retains (i) preferential supply rights for specific formulations produced by the Buyer and (ii) a contingent right to receive 10 percent of net proceeds if the Buyer sells the business within five years, which is recorded as a “Favorable Contract” in intangible assets. Please refer to Note 5 – “Intangible Assets”.

The aggregate fair value of consideration received for the assets sold was approximately $2.7 million. Assets transferred to the Buyer included property, plant, and equipment and inventory with a combined carrying value of approximately $1.5 million, resulting in a recognized gain of approximately $1.2 million, recorded in “Other income, net.” The Company believes that the difference between fair value and asset value transferred captures processes, ready-to-move infrastructure, trained employees, internally generated standard operating procedures, and vendor relationships.

In addition, the Company spent approximately $113 thousand during the quarter ended September 30, 2025, to facilitate a smooth transition of the facility to the buyer.

After these adjustments, the net effect of the transaction was a nominal gain of approximately $1.1 million for the six months ended September 30, 2025. The transaction did not constitute a discontinued operation under ASC 205-20 and does not represent a strategic shift for the Company.

| September 30, 2025, Form 10-Q

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of September 30, 2025 ($)	As of March 31, 2025 ($)
Claims receivable (1)	670	680
Non-current deposits	2	1
Total	672	681

(1)	The claims receivable are due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes that collecting the amount within the next 12 months will be challenging due to the time required for such proceedings.

NOTE 9 – LEFT BLANK INTENTIONALLY

NOTE 10 – ACCRUED AND OTHER LIABILITIES

	(in thousands)
	As of September 30, 2025 ($)	As of March 31, 2025 ($)
Compensation and other contributions	398	160
Provision for expenses	146	117
Short-term lease liabilities	9	94
Other current liabilities	333	1,003
Total	886	1,374

Compensation and other contribution-related liabilities consist of accrued salaries and bonuses to employees. In addition, the provision for expenses includes provision for legal, professional, and marketing expenses. Other current liability also includes statutory payables of approximately $22 thousand and $19 thousand as of September 30, 2025, and March 31, 2025, respectively, and approximately $4 thousand and approximately $3 thousand of short-term loans as of September 30, 2025, and March 31, 2025, respectively.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of September 30, 2025:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (EIDL) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the six months ended September 30, 2025, the interest expense and principal payment for the EIDL were approximately $2 thousand and $2 thousand, respectively. For the six months ended September 30, 2024, the interest expense and principal payment for the EIDL were approximately $2 thousand and $2 thousand, respectively. As of September 30, 2025, approximately $132 thousand of the loan is classified as Long-term loans and approximately $4 thousand as Short-term loans.

| September 30, 2025, Form 10-Q

On June 30, 2023, (the Effective Date), the Company entered into a Master Loan and Security Agreement along with the General Banking Facility Letter (collectively called the Credit Agreement) with O-Bank, CO., LTD., a banking corporation incorporated under the laws of Taiwan, as administrative agent and lender (the Lender) pursuant to which the Borrower may borrow up to USD$12,000,000.00 only or the equivalent thereof in other major currencies (the Credit Facility). The Credit Facility under the Credit Agreement contained a maturity date on the first anniversary of the Effective Date. Borrowings under the Loan Agreement will bear interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1%, and the Borrower shall bear the tax. Interest is due and payable in full by the Borrower on the last business day of each interest period.

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

Other Liability:

	(in thousands)
	As of
	September 30, 2025 ($)	March 31, 2025 ($)
Statutory reserve	-	16
Total	-	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2025, except as disclosed in the legal proceedings section below.

| September 30, 2025, Form 10-Q

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

NOTE 13 – SECURITIES

As of September 30, 2025, the Company was authorized to issue up to 150,000,000 shares of common stock, par value $0.0001 per share, and 91,959,112 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of September 30, 2025.

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

During the six months ended September 30, 2025, the Company entered into Share Purchase Agreements (the 2025 SPAs) with multiple investors, relating to the sale and issuance by our company to investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPAs. The investments are subject to customary closing conditions, including NYSE approval. Shares are intended to be exempt from registration under the Securities Act by virtue of the provisions of Section 4(a)(2) of the Securities Act.

NOTE 14 – STOCK-BASED COMPENSATION

As of September 30, 2025, approximately 8.6 million restricted share units (RSUs) fair valued at approximately $4.7 million with a weighted average value of $0.54 per share, have been granted but not yet issued from different Incentive Plans and Grants.

Additionally, options held by advisors and directors to purchase approximately 13.5 million shares of common stock fair valued at approximately $4.1 million with a weighted average of $0.31 per share, which have been granted but are to be issued over an exercise period between Fiscal 2023 and Fiscal 2028. Options granted and issued before the vesting period are expensed when issued.

The above awards include approximately 4.7 million RSUs and 4.1 million options granted to employees and directors, which consist of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based awards are accounted for upon certification by the Company’s management, confirming the probability of achievement of milestones. As of September 30, 2025, the Company’s management confirmed that four milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

| September 30, 2025, Form 10-Q

The options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2026	Granted in Fiscal 2025
Expected life of options	10 years	5 years
Vested options	100%	100%
Risk-free interest rate	4.01%	5.24%
Expected volatility	144%	175%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the six months ended September 30, 2025, the Company’s common stock-based compensation was approximately $1.2 million, which was accounted for in the Selling, general, and administrative expenses (including research and development). In addition, the Company capitalized common stock-based compensation of approximately $58 thousand in software development costs.

For the six months ended September 30, 2024, the Company’s common stock-based compensation was approximately $804 thousand, which was accounted for in the Selling, general, and administrative expenses (including research and development). In addition, the Company capitalized common stock-based compensation of approximately $63 thousand in software development costs.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2025	5,796	0.61
Granted	1,515	0.32
Vested	(814)	0.32
Cancelled/forfeited	(10)	0.00
Non-vested shares as of September 30, 2025	6,487	0.61

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2025	3,182	0.25	0.34
Granted	9,350	0.23	0.34
Vested	(50)	0.64	0.02
Cancelled/forfeited	-	-	-
Options outstanding as of September 30, 2025	12,482	0.24	0.32

There was a combined unrecognized expense of $4.5 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 (four) years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2025, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

| September 30, 2025, Form 10-Q

During the six months ended September 30, 2025, the Company invested approximately $25 thousand in a U.S.-listed digital assets through an ETP as part of its treasury diversification strategy. The digital assets ETP is a marketable security accounted for under ASC 321, Investments – Equity Securities, and measured at fair value using quoted prices in active markets (Level 1). Changes in fair value are recognized in other income (expense), net.

The Company does not directly hold cryptocurrencies, private tokens, or unlisted digital-asset instruments and is therefore not subject to the guidance in ASU 2023-08 (Crypto Assets, ASC 350-60). The investment is liquid, redeemable on a daily basis, and classified as a short-term investment because it is intended for liquidity management rather than long-term appreciation. As of September 30, 2025, the fair value of the digital assets through ETP was approximately $25 thousand.

The Company’s marketable-securities portfolio at September 30, 2025, consisted of money-market instruments, certificates of deposit, and the digital assets through ETP, all measured at fair value. The table below summarizes these holdings by fair-value hierarchy (in thousands):

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025, and March 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of September 30, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	845	-	-	845	845	-
Marketable Debt Funds	113	1	-	114	114	-
Digital Assets	25	-	-	25	-	25
Level 2
Certificates of Deposit	142	4	-	146	146	-
Level 3	-	-	-	-	-	-
TOTAL	1,125	5	-	1,130	1,105	25

As of March 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	368	-	-	368	368	-
Marketable Debt Funds	-	-	-	-	-	-
Marketable Securities	-	-	-	-	-	-
Level 2
Certificates of Deposit	37	-	-	37	37	-
Level 3	-	-	-	-	-	-
TOTAL	405	-	-	405	405	-

NOTE 16 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group (CODM), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. The Company’s CODM is the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on an operating segment basis for the purposes of making operating decisions and assessing financial performance. As of the date of this report and in preparation for the new and different source of revenue, the Company has determined that it operates in a single operating and reportable segment, Life Sciences segment.

September 30, 2025, Form 10-Q

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1)	The table below shows revenue reported by segment:

	(in thousands)
	Three months ended September 30, 2025 ($)	Three months ended September 30, 2024 ($)	Six months ended September 30, 2025 ($)	Six months ended September 30, 2024 ($)

Life Sciences segment
Wellness and lifestyle	38	46	44	67
White labeling services	153	366	475	617
Total	191	412	519	684

For information on revenue by product and service, refer to Note 2, “Summary of Significant Accounting Policies”.

2)	The table below shows the revenue attributed to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

		(in thousands)
Segments	Country	Three months ended September 30, 2025 ($)	Six months ended September 30, 2025 ($)

America	U.S.	191	519
	Colombia	-	-
Total		191	519

		(in thousands)
Segments	Country	Three months ended September 30, 2024 ($)	Six months ended September 30, 2024 ($)

America	U.S.	410	682
	Colombia	2	2
Total		412	684

| September 30, 2025, Form 10-Q

3)	The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of September 30, 2025 ($)
Intangible assets, net	4,879	-	4,879
Property, plant, and equipment, net	2,114	61	2,175
Claims and advances	410	262	672
Operating lease asset	-	13	13
Total non-current assets	7,403	335	7,739

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2025 ($)
Intangible assets, net	1,852	-	1,852
Property, plant, and equipment, net	3,171	49	3,220
Claims and advances	410	271	681
Operating lease asset	80	18	98
Total non-current assets	5,513	338	5,851

NOTE 17 – SUBSEQUENT EVENTS

1)	On October 10, 2025, subsequent to the balance sheet date, Stockholders approved, and the Company filed with the Maryland State Department of Assessments & Taxation the required articles of amendment to its articles of incorporation increasing the authorized common shares from 150,000,000 to 600,000,000. This change has no impact on the consolidated financial statements as of and for the period ended September 30, 2025. As of the date of this report, the increase in authorized capital is pending final effectiveness.

| September 30, 2025, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (MD&A) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” “IGC Pharma,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the six months ended September 30, 2025, and the Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 27, 2025 (the 2025 Form 10-K). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

Overview

IGC Pharma Inc. is a clinical-stage pharmaceutical company attempting to utilize Artificial Intelligence (AI) technologies to develop innovative therapies for Alzheimer’s Disease (AD), related neurodegenerative disorders, and metabolic conditions. The Company’s lead therapeutic candidate, IGC-AD1, is currently in Phase 2 clinical development targeting agitation in Alzheimer’s dementia—a prevalent and debilitating behavioral symptom. During the quarter ended September 30, 2025, IGC Pharma successfully enrolled more than 50% of patients in the ongoing clinical trial, representing a key operational milestone and reflecting continued progress toward study completion and potential regulatory advancement.

In parallel, IGC Pharma is accelerating the integration of its proprietary AI platform in an effort to enhance drug discovery, optimize clinical trial design, and identify novel therapeutic targets. The Company’s AI models attempt to leverage multimodal data—from clinical biomarkers to behavioral patterns—to predict treatment response, enable early disease detection, and support the creation of precision-based therapies in Alzheimer’s and other neurological diseases, although there can be no assurance thereof. We believe this AI-driven infrastructure not only strengthens internal research productivity but also positions IGC Pharma as an emerging player in the convergence of pharmaceuticals and intelligent data science, although there can be no assurance thereof.

Life Sciences Segment

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our Phase 2 trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so faster than traditional medications. While existing anti-psychotics can take as long 6 to 12 weeks to show effects, we believe IGC-AD1 has the potential to act within two weeks. This potentially faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof. In addition, we have created in-house wellness brands, available through online channels that are compliant with relevant federal, state, and local laws and regulations. We derive revenue from our in-house wellness non-pharmaceutical formulations that are sold over-the-counter (OTC).

MINT-AD

Currently, we are working on developing a Multimodal Interpretable Transformer for Alzheimer’s Disease (MINT-AD). This tool aims to support clinicians in real-world decision-making towards reducing Alzheimer’s false negatives and delayed diagnosis. We are developing MINT-AD for three aims/phases: risk stratification for AD, cognitive decline prediction 2-5 years in advance, and deployment as a physician’s tool.

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

| September 30, 2025, Form 10-Q

MINT-AD leverages diverse data sources, including brain scans, genetics, lifestyle, and cognitive metrics, to produce clinically interpretable risk profiles and forecast decline trajectories. The platform is being designed for integration into physician workflows to help improve early detection, care personalization, and clinical trial enrolment.

Our Business Strategy

The business strategy includes:

●	Completing the Phase 2/3 CALMA trail.

●	Completing MINT-AD.

●	Advancing tox studies to enable disease modifying trials with IGC-AD1.

●	Applying for non-dilutive grants.

●	Advancing TGR-63 as a potential therapeutic for AD.

●	Strengthening clinical credibility and visibility.

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

We believe that additional investment in clinical trials, AI, R&D, facilities, marketing, advertising, and the acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. Although there can be no assurance, we believe these investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new products that can provide treatment options for multiple conditions, symptoms, and side effects. Management is committed to its core short-term goals, completion of the Phase 2 trial on IGC-AD1, and deploying MINT-AD.

Company Highlights for the Quarter ended September 30, 2025

●	On September 22, 2025, the Company reached a key enrollment milestone of more than 50% for its ongoing Phase 2 CALMA clinical trial evaluating IGC AD-1 for the treatment of agitation in Alzheimer’s disease.

●	On September 9, 2025, the Company announced that its Artificial Intelligence (AI) team been recognized with a special award for excellence in clean code development as part of the National Institute on Aging (NIA) PREPARE Challenge.

●	On September 2, 2025, the Company announced the expansion of its ongoing Phase 2 clinical trial evaluating IGC AD-1, a novel investigational treatment for agitation in Alzheimer’s dementia, to a new international site at Island Health’s Royal Jubilee Hospital in Victoria, British Columbia, Canada.

●	On August 28, 2025, the Company announced that it received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for its patent application US 17/613,909. The patent application, IGC510, is for a proprietary method for treating individuals suffering from stammering, stuttering, or Tourette’s syndrome with THC and/or CBD.

●	On August 25, 2025, the Company announced the expansion of its ongoing Phase 2 clinical trial evaluating IGC-AD1, an investigational drug candidate for treating agitation in patients with Alzheimer’s disease. The Company has added a clinical site at the Lynn Health Science Institute (LHSI) in Oklahoma City, Oklahoma.

●	On August 12, 2025, the Company announced promising preclinical results for IGC-M3, a novel small molecule designed to address multiple biological drivers of Alzheimer’s disease. IGC-M3 demonstrated activity in laboratory models against beta-amyloid aggregation, oxidative stress, mitochondrial dysfunction, and neuroinflammation, four key contributors to Alzheimer’s pathology.

●	On August 5, 2025, the Company announced encouraging preclinical data on its investigational molecule “IGC-M3”. The invitro results demonstrates that IGC-M3 may offer disease-modifying potential by targeting multiple biological mechanisms central to Alzheimer’s pathology, including amyloid aggregation, oxidative stress, mitochondrial dysfunction, and neuroinflammation.

●	On July 21, 2025, the Company announced that its Principal Scientist, Jagadeesh Rao, Ph.D., has been awarded the Best Researcher Award at the 11th Annual World Neuroscientist Awards.

●	On July 10, 2025, the Company announced the development of MINT-AD, Multimodal Interpretable Transformer for Alzheimer’s, the Company’s proprietary AI-powered diagnostic platform designed to identify individuals at high risk of cognitive decline years before symptoms appear.

| September 30, 2025, Form 10-Q

Results of Operations for the Three Months Ended September 30, 2025, and September 30, 2024

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2025, and September 30, 2024:

Statement of Operations (in thousands, unaudited)

	Three months ended September 30,
	2025 ($)	2024 ($)	Change ($)	Percent Change
Revenue	191	412	(221)	54%
Cost of revenue	(92)	(214)	122	57%
Gross profit	99	198	(99)	50%
Selling, general, and administrative expenses	(1,410)	(1,041)	(369)	35%
Research and development expenses	(1,588)	(917)	(671)	73%
Operating loss	(2,899)	(1,760)	(1,139)	65%
Other income, net	1,078	43	1,035	2,407%
Loss before income taxes	(1,821)	(1,717)	(104)	6%
Income tax expense/benefit	-	-	-	-
Net loss	(1,821)	(1,717)	(104)	6%

Revenue – Revenue was approximately $191 thousand and $412 thousand for the three months ended September 30, 2025, and September 30, 2024, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of in-house products, among others. There is a decrease in revenue as our core focus is on advancing IGC-AD1, completing the Phase 2 trial, and developing MINT-AD for the early diagnosis of Alzheimer’s disease. In addition, there was a planned transition period associated with the disposition of the Company’s Vancouver manufacturing facility pursuant to the Favorable Contract between the Company and the Buyer. During this period, production and fulfillment activities were reduced as operations were transferred to the Buyer under the Favorable Contract. For more information, please refer to Note 7 – “Disposition of Assets”.

Cost of revenue – Cost of revenue amounted to approximately $92 thousand for the three months ended September 30, 2025, compared to $214 thousand in the three months ended September 30, 2024, this represents gross margins of 52% and 48%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Sciences business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

Selling, general and administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months that ended September 30, 2025, SG&A expenses increased by approximately $369 thousand or 35% to approximately $1.4 million during the three months ended September 30, 2024. The increase of $369 thousand is attributed to an increase in the marketing and corporate expenses, as well as non-cash expenses of approximately $250 thousand and a one-time expense of approximately $50 thousand.

Research and development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $671 thousand or 73% to approximately $1.6 million during the three months ended September 30, 2025, from approximately $917 thousand. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2 trial on Alzheimer’s expand.

Other income, net – Other net income increased by approximately $1 million or 2,407% during the thousand months ended September 30, 2025. As a result, the total other income for the three months ended September 30, 2025, and 2024, is approximately $1.2 million and $43 thousand, respectively. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales. Increase in other income is attributed to profit from the disposition of assets, please refer to Note -7 “Disposition of Assets”.

| September 30, 2025, Form 10-Q

Results of Operations for the Six Months Ended September 30, 2025, and September 30, 2024

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended September 30, 2025, and September 30, 2024:

Statement of Operations (in thousands, unaudited)

	Six months ended September 30,
	2025($)	2024($)	Change ($)	Percent Change
Revenue	519	684	(165)	24%
Cost of revenue	(266)	(323)	57	18%
Gross profit	253	361	(108)	30%
Selling, general, and administrative expenses	(2,618)	(2,711)	93	3%
Research and development expenses	(2,439)	(1,806)	(633)	35%
Operating loss	(4,804)	(4,156)	(648)	16%
Other income, net	1,384	61	1,323	2,169%
Loss before income taxes	(3,420)	(4,095)	675	16%
Income tax expense/benefit	-	-	-	-
Net loss	(3,420)	(4,095)	675	16%

Revenue – Revenue was approximately $519 thousand and $684 thousand for the six months ended September 30, 2025, and September 30, 2024, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of holistic health care products, among others. There is a decrease in revenue as our core focus is on advancing IGC-AD1, completing the Phase 2 trial, and developing MINT-AD for the early diagnosis of Alzheimer’s disease. In addition, there was a planned transition period associated with the disposition of the Company’s Vancouver manufacturing facility pursuant to the Favorable Contract. During this period, production and fulfillment activities were reduced as operations were transferred to the Buyer under the Favorable Contract. For more information, please refer to Note 7 – “Disposition of Assets”.

Cost of revenue – Cost of revenue amounted to approximately $266 thousand for the six months ended September 30, 2025, compared to $323 thousand in the six months ended September 30, 2024, this represents gross margins of 49% and 53%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Science business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins.

SG&A– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the six months ended September 30, 2025, SG&A expenses decreased by approximately $93 thousand or 3% to approximately $2.6 million during the six months ended September 30, 2025, from approximately $2.7 million.  This decline in SG&A expenses is attributable to the Company’s focused efforts to optimize corporate-level operational efficiency by lowering employee–related costs through headcount alignment and compensation restructuring, and reducing spending on legal and professional services through more efficient vendor management. These optimizations allowed the Company to preserve capital and extend its operational runway while maintaining the infrastructure necessary to support clinical development and strategic initiatives..

R&D– R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $633 thousand or 35% to approximately $2.4 million during the six months ended September 30, 2025, from approximately $1.8 million. It is primarily attributable to the progression of Phase 2 trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the Phase 2 trial on Alzheimer’s expand.

Other income, net – Other net income increased by approximately $1.3 million or 2,170% during the six months ended September 30, 2025. As a result, the total other income for the six months ended September 30, 2025, and 2024 is approximately $1.4 million and $61 thousand, respectively. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales. Increase in other income is attributed to tax credit of approximately $263 thousand and profit from the disposition of assets, please refer to Note -7 “Disposition of Assets”.

| September 30, 2025, Form 10-Q

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

On September 29, 2025, the Company entered into the Sale Agreement, pursuant to which the Company sold assets associated with its Vancouver, Washington facility for approximately $2.7 million, subject to the satisfaction of certain closing conditions. The facility had previously generated an annual net cash outflow of approximately $600 thousand from fixed overhead and non-core manufacturing operations. The sale eliminates the recurring cash loss while preserving preferential supply rights that allow the Company to continue sourcing formulations at competitive pricing from 2027 onward. The Company also retains a contingent 10% interest in any future sale of the business by the Buyer. Please refer to Note 7 – “Disposition of Assets” and Item 5 – “Other Information”.

As part of its treasury management program, the Company invested approximately $25 thousand in a U.S.-listed digital asset through an ETP during the three-month quarter ended September 30, 2025. The investment is classified as a short-term marketable security, and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens.

The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful. The Company expects to raise further capital for its research and development initiatives as and when it is able to do so, in an ATM offering or private placement. In addition, there can be no assurance of the terms thereof, and any subsequent equity financing sought may have dilutive effects on our current shareholders. While there is no guarantee that we will be successful, we are applying to non-dilutive funding opportunities such as Small Business Research and Development programs. In addition, subject to limitations on the amount of capital that can be raised, the Company expects to utilize its shelf registration on a statement on Form S-3 to raise capital through at-the-market offerings or otherwise. Please refer to Note 13 – “Securities”, for more information.

| September 30, 2025, Form 10-Q

	(in thousands, unaudited)
	As of September 30, 2025 ($)	As of March 31, 2025 ($)	Change	Percent Change
Cash and cash equivalents	1,105	405	700	173%
Working capital	490	639	(149)	(23)%

Cash and cash equivalents

Cash and cash equivalents increased by approximately $700 thousand to $1.1 million in the six months ended September 30, 2025, from $405 thousand as of March 31, 2025, an increase of approximately 173%.

Summary of Cash flows

	(in thousands, unaudited)
	Six months ended September 30,			Percent
	2025	2024	Change	Change
Cash used in operating activities	(3,497)	(2,748)	(749)	27%
Cash (used in) provided by investing activities	206	(196)	402	205%
Cash provided by financing activities	3,961	3,301	660	20%
Effects of exchange rate changes on cash and cash equivalents	30	(9)	39	100%
Net increase (decrease) in cash and cash equivalents	700	348	352	101%
Cash and cash equivalents at the beginning of period	405	1,198	(793)	66%
Cash and cash equivalents at the end of the period	1,105	1,546	(441)	(29)%

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2025, was approximately $3.5 million. It consists of a net loss of approximately $3.4 million, a positive impact on cash due to non-cash expenses of approximately $363 thousand, and a negative change in operating assets and liabilities of approximately $441 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $260 thousand, stock-based expenses of approximately $1.2 million, and profit on sale of fixed assets of approximately $1.1 million. In addition, changes in operating assets and liabilities had a negative impact of approximately $441 thousand on cash, of which a net positive impact of approximately $220 thousand is due to an increase in deposits and advances, and a negative impact of approximately $506 thousand is due to an increase in accrued and other liabilities, a net negative impact of approximately $253 thousand is due to an increase in accounts payable, a net positive impact of approximately $85 thousand is due to an increase in operating lease assets, and net other current assets and liabilities of approximately $13 thousand.

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

| September 30, 2025, Form 10-Q

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2025, was approximately $206 thousand, which is comprised of expenses of approximately $411 thousand for the acquisition and development of intangible assets, approximately $25 thousand for the investment in short term investment, and approximately $642 thousand for the net purchase of property, plant, and equipment.

Net cash used in investing activities for the six months ended September 30, 2024, was approximately $196 thousand, which is comprised of expenses of approximately $145 thousand for the acquisition, and development of intangible assets, and approximately $51 thousand for the net purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was approximately $3.9 million for the six months ended September 30, 2025, which is comprised of net proceeds from issuance of equity stock of approximately $3.9 million, and re-payment of the loan of approximately $2 thousand. Please refer to Note 13 – “Securities”, for more information.

Net cash provided by financing activities was approximately $3.3 million for the six months ended September 30, 2024, which is comprised of net proceeds from issuance of equity stock of approximately $3.3 million, and re-payment of the loan of approximately $2 thousand. Please refer to Note 13 – “Securities”, for more information.

Treasury Strategy and Capital Allocation Considerations

Management continually evaluates opportunities to optimize the Company’s capital structure and enhance stockholders’ equity while maintaining adequate liquidity to support operations. Since early 2024, we have assessed the potential use of digital assets, including digital assets and other cryptocurrencies, as part of our treasury management strategy. We believe that allocating a portion of our cash reserves to digital assets could diversify our treasury holdings, potentially enhance our balance sheet if the assets appreciate, and align with emerging best practices of certain public companies.

We began implementing this policy during the quarter ending September 30, 2025. The timing, size, and type of investments will be based on prevailing market conditions, liquidity needs, and risk management considerations. These investments involve material risks, as discussed in Item 1A – “Risk Factors”.

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

Critical Accounting Policies

While all accounting policies impact financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes that the following policy that falls within this category in addition to the policies on revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity:

| September 30, 2025, Form 10-Q

Digital Asset Investments

During the six months ended September 30, 2025, the Company invested approximately $25 thousand in a U.S.-listed digital asset through ETPs. The investment is classified as a short-term marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens. Holdings in ETPs will be accounted for as equity securities under ASC 321, Investments – Equity Securities, and measured at fair value with changes recognized in earnings. Fair value will be determined using quoted prices in active markets (Level 1 inputs).

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements that may apply to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

| September 30, 2025, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of September 30, 2025, we were not party to any material legal proceedings other than those disclosed below.

During the quarter ended September 30, 2025, the following material litigation is pending:

Engineering and Consulting Group SAS et al. v IGC Pharma Inc., case file no. 110016000050202247710 (Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia). The Company and the ECG corporation are in a contractual dispute. The Company filed a complaint against four (4) individuals with the Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia, under file no. 110016000050202247710 for charges of fraud, falsification of a private document, and conspiracy to commit a crime. The complaint was filed in 2022. In December 2023, the case was reviewed by the investigator and scheduled and accepted for a hearing by the prosecutor in calendar 2024. During the three months ended September 30, 2025, there were no material changes.

Item 1A. Risk Factors

Following are the material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 27, 2025.

Investment in Digital Assets Could Adversely Affect Our Financial Condition and Results of Operations

Management is considering a treasury policy that permits the investment of a limited portion of our available funds in digital assets, such as digital assets and other cryptocurrencies, either directly or through exchange-traded products (ETPs) that hold such assets. We have not made any purchases as of the filing date of this Quarterly Report. Investments in digital assets are subject to significant risks and volatility:

●	Price Volatility: The market prices of digital assets, and other cryptocurrencies have historically been highly volatile and may be influenced by factors beyond our control, including market sentiment, macroeconomic conditions, changes in supply and demand, geopolitical events, regulatory developments, technological changes, and market disruptions. Large fluctuations in fair value could materially affect our reported earnings, financial position, and stock price.

●	Regulatory Risk: Digital assets are a relatively new asset class and are subject to evolving U.S. federal, state, and foreign laws and regulations. Regulatory changes, or the interpretation or enforcement of existing laws, could restrict our ability to buy, sell, hold, or transact in digital assets and could adversely impact their value.

| September 30, 2025, Form 10-Q

●	Custody and Operational Risk: If we invest directly in digital assets, we will be exposed to operational and custody risks, including loss or theft of private keys, cybersecurity breaches, fraud, and insolvency of custodians. If we invest via ETPs, we will be subject to risks specific to those funds, including tracking errors relative to the underlying asset, reliance on the sponsor and custodian, and management fees.

●	Liquidity Risk: The trading venues for digital assets and related products may experience outages, disruptions, or other operational issues that can impair our ability to transact, especially during times of market stress.

●	Tax and Accounting Impact: Changes in U.S. tax law, including the Corporate Alternative Minimum Tax (CAMT), could cause us to incur tax liabilities on unrealized gains in digital assets. Accounting standards require us to record changes in fair value through earnings each reporting period, which may increase our earnings volatility.

There is no assurance that any investment in digital assets will result in a positive return, and we may incur losses that could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 10, 2025, the shareholders of IGC Pharma Inc. approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 600,000,000. Following shareholder approval, the amendment was filed with the State Department of Assessments and Taxation of Maryland. As of the date of this report, the increase in authorized capital is pending final effectiveness.

The Company will update stockholders regarding the final approval and effectiveness of the authorized capital increase in subsequent filings as appropriate.

| September 30, 2025, Form 10-Q

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).
3.2	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.4	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.1	Sale of Assets and Manufacturing Agreement between Holi Hemp LLC, dba HH Processors, and Wellness Essentials Northwest Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2025).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

| September 30, 2025, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: November 14, 2025	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

| September 30, 2025, Form 10-Q