Form 10-KT
period 2025-12-31
IGC Pharma, Inc.
filed 2026-03-18
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from April 1, 2025 to December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $18,462,163. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

98,796,089 shares of our common stock were outstanding as of March 11, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None

IGC PHARMA, INC.

FORM 10-KT

For the Transition Period from April 1, 2025 to December 31, 2025

i

FORWARD-LOOKING STATEMENTS AND IMPORTANT FACTORS

This Transition Report on Form 10-KT and the documents incorporated in this report by reference contain “forward-looking statements” within the meaning of federal securities laws. Additionally, we or our representatives may, from time to time, make other written or verbal forward-looking statements. In this report and the documents incorporated by reference, we discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “could,” “hope,” “potential”, “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target,” “anticipate,” “outlook,” “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Forward-looking statements are subject to risks and uncertainties, including those identified in the “Risk Factors” included in this report and in the documents incorporated by reference that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by law, we assume no obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

Forward-looking statements are based upon, among other things, our assumptions with respect to:

●	the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating and capital expenses;

●	our ability to successfully implement and deploy our artificial intelligence initiatives;

●	our disposal of non-core Company assets;

●	our ability to successfully register trademarks and patents, create and market new products and services, and achieve customer acceptance in the industries we serve;

●	current and future economic and political conditions, including in North America, Colombia, Europe, and India;

●	our ability to accurately predict the future demand for our products and services;

●	our ability to successfully market our products in countries and states where our products are legal;

●	our ability to maintain a stock listing on a national securities exchange;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labelling under any approval we may obtain;

●	our ability to timely complete regulatory filings;

●	our ability to obtain the U.S. Food and Drug Administration (“FDA”) approval for an Investigational New Drug Application (“INDA”) and to successfully run medical trials, including CALMA, a Phase 2 trial for IGC-AD1;

ii

●	our reliance on third parties to conduct clinical trials and for the manufacture of IGC-AD1 for clinical and non-clinical studies and clinical trials;

●	our financial performance;

●	the outcome of medical trials that are conducted on our Investigational Drug Candidates and products;

●	our ability to fund the costs of clinical trials and other related expenses;

●	our ability to maintain our intellectual property position and our ability to maintain and protect our intellectual property rights;

●	competition and general acceptance of alternative, pharmaceutical, and nutraceutical therapies;

●	our ability to effectively compete and our dependence on market acceptance of our brands and products within and outside the United States;

●	federal and state legislation and administrative policy regulating our formulations;

●	our ability (based in part on regulatory concerns) to license our products to processors that can produce pharmaceutical-grade formulations;

●	our ability to obtain and protect patents for the use of our formulations;

●	our ability to obtain and install equipment for processing and manufacturing our products;

●	our ability to successfully navigate disruptions of information technology systems or data security breaches that could adversely affect our business; and

●	our ability to successfully implement our strategy.

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

iii

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

ITEM 1. BUSINESS

Overview

 IGC Pharma, Inc. is a clinical-stage biotechnology company focused on the development of novel therapeutic candidates for neuropsychiatric and neurodegenerative disorders, with a primary emphasis on Alzheimer’s disease. Our core strategy is to address high-burden symptoms and underlying disease mechanisms through differentiated pharmaceutical formulations, supported by targeted clinical development and data-driven research approaches.

Our lead product candidate, IGC-AD1, is currently being evaluated in a Phase 2 clinical trial for the treatment of agitation in Alzheimer’s dementia, a neuropsychiatric condition affecting a substantial proportion of patients and associated with significant patient distress, caregiver burden, and healthcare utilization. In addition to symptom management, preclinical studies of IGC-AD1 suggest activity against biological pathways associated with Alzheimer’s disease pathology, supporting its potential evaluation in broader disease-modifying contexts.

Beyond IGC-AD1, our development pipeline includes additional early-stage therapeutic candidates targeting Alzheimer’s disease mechanisms, including TGR-63 and other investigational compounds currently in preclinical evaluation. These programs are intended to expand our long-term development portfolio while maintaining a disciplined focus on clinical execution and capital efficiency.

The Company is also developing MINT-AD, a proprietary, artificial intelligence, enabled data platform designed to support risk stratification and longitudinal assessment in Alzheimer’s disease using multimodal datasets. MINT-AD is intended as a clinical and research decision-support tool and is not currently approved as a diagnostic device.

We operate as a clinical-stage organization and do not currently generate revenue from pharmaceutical product sales. Our limited revenue to date has primarily been derived from life sciences related activities outside of our core drug development programs. Our operations are funded through equity financings, debt facilities, and strategic capital allocation, and we expect to continue to incur operating losses as we advance our clinical and research programs.

IGC is a Maryland corporation formed in 2005. Our corporate headquarters is located in Potomac, Maryland, with a fiscal year ending on December 31, and our common stock is listed on the NYSE American under the symbol “IGC.” Please refer to Note 1, “Nature of Operations” and Item 8 of this Transition Report on Form 10-KT, for further information on business segments.

Change of Fiscal Year

In December 2025, our Board of Directors (the “Board”) approved a change in the fiscal year end of the Company from March 31 to December 31. As a result of this change, we are filing this Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2025. The change in fiscal year ends on a prospective basis and does not adjust operating results for prior periods. References to our previous fiscal years mean the fiscal years ending on March 31. The Company’s fiscal year 2026 commenced on January 1, 2026. References herein to “Transition Period” refer to the nine-month period ended December 31, 2025.

Lead Product Candidate – IGC-AD1

IGC-AD1 is the Company’s lead investigational pharmaceutical product candidate and is currently being evaluated in a Phase 2 clinical trial for the treatment of agitation in patients with Alzheimer’s dementia. Agitation is a common and burdensome neuropsychiatric symptom of Alzheimer’s disease, characterized by behavioral disturbances such as restlessness, irritability, verbal aggression, and physical aggression, and is associated with accelerated disease progression, increased institutionalization, and significant caregiver burden.

The Company is primarily focused on advancing IGC-AD1 through clinical development for agitation in Alzheimer’s dementia. In parallel, based on preclinical findings, the Company is evaluating the potential of IGC-AD1 to impact biological pathways associated with Alzheimer’s disease pathology, which may support future development beyond symptom management.

Mechanism of Action and Therapeutic Rationale

IGC-AD1 is designed to modulate neural signaling pathways implicated in neuropsychiatric symptoms associated with Alzheimer’s disease, including dysregulation of neurotransmission and neuroinflammatory processes. Preclinical studies have demonstrated that the active pharmaceutical ingredient (“API”) in IGC-AD1 interacts with multiple targets relevant to agitation and sleep disturbances, as well as molecular pathways associated with amyloid and tau pathology.

In addition to its neuropsychiatric effects, preclinical models have shown that IGC-AD1 exhibits activity against beta-amyloid aggregation, tau phosphorylation, and mitochondrial dysfunction, suggesting potential disease-modifying properties. These findings support the Company’s ongoing evaluation of IGC-AD1 beyond symptomatic treatment, although no conclusions can be drawn at this stage regarding disease modification in humans.

Clinical Development Program

Phase 1 Clinical Trial

The Company completed a Phase 1 clinical trial evaluating the safety, tolerability, and pharmacokinetics of IGC-AD1 in human subjects. The Phase 1 study demonstrated that IGC-AD1 was generally well tolerated across evaluated dose levels, with no treatment-related serious adverse events reported. These results supported continued advancement of clinical evaluation.

CALMA Trial – Agitation in Alzheimer’s Dementia

The Company’s ongoing Phase 2 clinical trial, referred to as CALMA (“Calming Agitation in Alzheimer’s”), is a multi-site, randomized, double-blind, placebo-controlled study designed to evaluate the safety and efficacy of IGC-AD1 in reducing agitation in patients with Alzheimer’s dementia.

CALMA is being conducted at multiple clinical sites in the United States and Canada. As of the date of this report, approximately two-thirds of the targeted enrollment have been completed. The study includes a twice daily (“BID”) dosing regime and evaluates agitation using validated clinical assessment tools, including Cohen’s Mansfield Agitation Inventory (“CMAI”).

Interim Clinical Observations

Previously disclosed interim analyses on the first 26 patients (n=26) from the CALMA trial indicated that patients receiving IGC-AD1 experienced reductions in agitation compared to placebo, with clinical improvements observed as early as two weeks of treatment and sustained through later assessment periods. Additional interim observations indicated improvements in sleep-related disturbances, an exploratory endpoint, suggesting broader neuropsychiatric effects.

These interim findings are preliminary and subject to further analysis upon completion of the trial. Final conclusions regarding safety and efficacy will depend on full dataset evaluation.

Safety and Toxicology

During the period ended December 31, 2025, the Company completed a genetic toxicology study evaluating the mutagenic potential of the API used in IGC-AD1. The results of this study did not identify genotoxic risk under the tested conditions. These findings support the continued clinical development of IGC-AD1 and are consistent with prior nonclinical safety observations.

Regulatory Status

IGC-AD1 is an investigational drug candidate and has not been approved for commercial use by the U.S. Food and Drug Administration (“FDA”) or any other regulatory authority. The Company continues to engage with regulatory agencies as appropriate in connection with its clinical development program. Any future regulatory designations or approvals are subject to regulatory review and cannot be assured.

Clinical Development Strategy

The Company’s clinical development strategy is focused on advancing IGC-AD1 through controlled clinical evaluation for the treatment of agitation in patients with Alzheimer’s dementia. Agitation represents a significant unmet medical need with limited approved therapeutic options and is associated with substantial clinical, caregiver, and healthcare system burden.

The Company has prioritized agitation as an initial indication based on (i) the high prevalence of agitation in Alzheimer’s patients, (ii) the feasibility of measuring clinically meaningful outcomes using validated assessment tools, and (iii) the potential for earlier demonstration of therapeutic benefit compared to cognitive endpoints. While preclinical findings suggest broader biological activity relevant to Alzheimer’s disease pathology, the Company’s near-term clinical focus remains on symptom management.

CALMA Trial Design

The CALMA trial is a multi-site, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety and efficacy of IGC-AD1 in patients with agitation associated with Alzheimer’s dementia.

Key elements of the trial design include:

●	Enrollment of patients diagnosed with Alzheimer’s dementia who exhibit clinically significant agitation.

●	A BID dosing regimen of IGC-AD1 and a placebo.

●	Use of validated neuropsychiatric assessment tools, including the CMAI, to measure agitation and the Neuropsychiatric Inventory (NPI) and other neuropsychiatric scales to measure related behavioural symptoms and use of a host of biomarkers to determine other functions.

●	Evaluation of the primary endpoint over a six-week treatment period.

●	Evaluation of the secondary endpoint over a two-week treatment period.

●	A total of 146 (“n=146”) patients completing the trial.

The trial is being conducted across multiple clinical sites in the United States and Canada. During the nine-month period ended December 31, 2025, the Company expanded its clinical site network to support enrollment and data collection. As of the date of this report, approximately two-thirds of the planned patient enrolment have been completed.

Clinical Endpoints and Assessments

The primary endpoint of the CALMA trial is the change from baseline in agitation as measured by validated components of the CMAI. Exploratory endpoints include additional neuropsychiatric domains and caregiver distress measures as well as blood-based biomarkers.

Sleep disturbance is a common comorbidity in Alzheimer’s dementia and was included as an exploratory endpoint to assess potential broader neuropsychiatric effects of IGC-AD1. Interim observations indicate improvements in sleep-related measures as measured by the Neuropsychiatric inventory (“NPI”) sleep sub-domain; however, these findings are based on interim data and exploratory in nature and will require confirmation upon completion of the full trial dataset.

Interim Analyses and Data Integrity

The Company has conducted pre-specified interim analyses on agitation in accordance with the trial protocol. These analyses were intended to assess safety, tolerability, and preliminary signals of efficacy and were not designed to support definitive conclusions.

Final analysis of the CALMA trial will be conducted following completion of patient enrolment, treatment, and data lock. All statistical analyses will be performed in accordance with the pre-specified statistical analysis plan.

Regulatory Framework

IGC-AD1 is regulated as an investigational pharmaceutical product under applicable FDA and international regulatory requirements. The clinical development, manufacturing, and testing of IGC-AD1 are subject to extensive regulation governing investigational new drugs, including requirements related to safety reporting, clinical trial conduct, manufacturing controls, and data integrity.

The Company is conducting CALMA under an active Investigational New Drug (“IND”) application and is subject to ongoing regulatory oversight in U.S., Canada and other countries where CALMA may be conducted.

Nonclinical Safety and Toxicology

In support of its clinical development program, the Company continues to conduct and has conducted nonclinical safety studies, including genetic toxicology testing. During the nine-month transition period ended December 31, 2025, the Company completed a genetic toxicology study evaluating the mutagenic potential of the API used in IGC-AD1. The study did not identify genotoxic risk under the tested conditions.

These nonclinical data support continued clinical evaluation of IGC-AD1; however, additional toxicology studies, such as an ongoing 90-day rodent study, among others, may be required to support longer-term dosing, expanded indications, or later-stage larger clinical trials.

Regulatory Interactions and Future Development

The Company expects to continue engaging with regulatory authorities as its clinical development program progresses. Any future regulatory submissions, including potential requests for expedited development pathways or expanded indications, are subject to regulatory review and approval and cannot be assured.

The timing, scope, and outcome of future regulatory interactions will depend on clinical trial results, safety data, manufacturing readiness, and regulatory guidance. The Company may adjust its development strategy based on emerging data and regulatory feedback.

Commercialization Considerations

IGC-AD1 has not been approved for commercial sale in any jurisdiction. If approved, commercialization would require additional regulatory approvals, manufacturing scale-up, distribution arrangements, and post-marketing surveillance. The Company has not yet established commercial manufacturing or sales infrastructure for IGC-AD1 and may pursue partnerships or other strategic arrangements to support commercialization.

Existing Treatments for Agitation in Alzheimer’s Dementia

In May 2023, the FDA approved the first medication for the treatment of Agitation associated with Alzheimer’s disease Brexpiprazole, an atypical antipsychotic, with a boxed warning. This approval followed a significantly larger 12-week Phase 3 trial, which showed a CMAI LS mean difference from baseline at week 12, between active treatment and placebo of -5.32 with a Cohen’s d effect size of 0.35, and a p-value of 0.003 (Lee et al., 2023).

MINT-AD – Artificial Intelligence Platform

Overview

The Company is developing a proprietary Multimodal Interpretable Transformer for Alzheimer’s Disease (“MINT-AD”). MINT-AD is an artificial intelligence (“AI”) platform designed to enhance the detection and management of Alzheimer’s disease (“AD”) by providing clinicians with scalable, interpretable, and predictive diagnostic support. The platform is engineered to transition AD diagnostics from specialized, high-cost environments—such as neurology clinics utilizing Positron Emission Tomography (“PET”) scans—to primary care settings, rural areas, and underserved populations.

The Market Opportunity and Diagnostic Gap

According to the World Alzheimer Report, an estimated 400 million individuals globally may carry AD-related pathology prior to the onset of clinical symptoms. Currently, a significant “diagnostic gap” exists due to a lack of accessible early-detection tools for primary care physicians. This gap leads to delayed diagnoses, reduced eligibility for clinical trials, and sub-optimal patient outcomes. MINT-AD is intended to bridge this gap by offering a cost-effective, non-invasive alternative for early cognitive risk assessment.

Proprietary Technology and Architecture

MINT-AD leverages a “Transformer” architecture—a state-of-the-art deep learning model—to harmonize and analyze diverse, multimodal datasets. The platform processes a wide array of data sources to produce clinically actionable insights, including:

●	Neuroimaging and Biomarkers: High-resolution brain scans and genetic risk factors;

●	Lifestyle and Environmental Data: Social determinants of health and longitudinal patient history; and

●	Cognitive Metrics: Quantitative performance data and clinical observations.

Competitive Advantage: Explainable AI (“XAI”) and Regulatory Alignment

A core component of MINT-AD is its “interpretability.” Unlike “black box” AI models that provide outputs without clinical context, MINT-AD utilizes “attention mechanisms” to identify and highlight the specific data points—such as regional brain atrophy or genetic markers—that drive its risk assessments.

Management believes this interpretability provides a significant competitive advantage in two key areas:

●	Regulatory Pathway: The platform is being developed to align with current regulatory standards, including the 2026 U.S. Food and Drug Administration (“FDA”) guidance on Clinical Decision Support (“CDS”) software, which emphasizes transparency and the ability of a clinician to independently review the basis for an AI-generated recommendation.

●	Clinical Adoption: By providing an “audit trail” for its findings, MINT-AD is designed to foster physician trust, reduce clinical liability, and encourage integration into standard hospital and general practice workflows.

Use of MINT-AD

The Company is positioning MINT-AD as a practical, AI-driven assistant for healthcare providers. The platform is designed to support the clinical workflow through three primary objectives:

1.	Step 1: Risk Stratification – Utilizing AI to analyze multimodal data and identify individuals at high risk of Alzheimer’s disease. This enables physicians to prioritize screening for at-risk patients within their practice, particularly in settings where access to specialists and expensive neuroimaging is limited.

2.	Step 2: Predictive Modeling – Forecasting cognitive decline trajectories two to five years in advance. By identifying potential decline before clinical symptoms manifest, MINT-AD provides a window for early intervention, preventative care strategies, and timely enrollment in clinical trials.

3.	Step 3: Structured Plan Support – Assisting the clinician in creating a structured intervention plan for the individual. This step moves beyond diagnosis by leveraging the platform’s interpretable insights to help physicians tailor personalized care plans, monitor disease progression, and manage long-term patient outcomes.

Agentic Harmonization Assistant (“AHA”)

In support of MINT-AD and the Company’s broader AI research and development efforts, IGC Pharma has and is developing AHA, an agentic analytics and data harmonization architecture designed to support large-scale Alzheimer’s disease research.

AHA is intended to function as a research-layer framework that enables the ingestion, normalization, and analysis of heterogeneous datasets across clinical, imaging, genetic, and behavioral domains. The agentic system will support internal workflows related to dataset harmonization, exploratory analysis, model training, and hypothesis generation. AHA is not intended for clinical use. Instead, it is intended to serve as a research infrastructure that enhances the Company’s ability to develop, validate, and refine AI-driven tools such as MINT-AD and to support data-driven decision-making across the Company’s therapeutic programs.

In 2025, AHA was selected as a semi-finalist in the Alzheimer’s Disease Data Initiative (“ADDI”) USD $1 million Prize competition, a global initiative recognizing innovative approaches to advancing Alzheimer’s disease research and care. The recognition reflects external validation of the technical approach underlying the Company’s analytics and data harmonization capabilities.

Other Product Candidates

In addition to IGC-AD1, the Company maintains a portfolio of earlier-stage therapeutic programs targeting neurodegenerative and neurological disorders. These programs are in preclinical or discovery stages and are subject to significant development risk.

TGR-63

TGR-63 is a preclinical compound under investigation for its potential effects on amyloid plaque formation, a hallmark of Alzheimer’s disease pathology. Preclinical studies have demonstrated reductions in amyloid burden in laboratory models. The Company continues to evaluate TGR-63 to determine its suitability for further development, including potential in vivo studies. TGR-63 has not entered clinical testing, and there can be no assurance that it will advance to human trials.

IGC-M3

IGC-M3 is an investigational small-molecule compound designed as a multifunctional modulator targeting multiple biological processes associated with Alzheimer’s disease. In vitro studies, IGC-M3 has demonstrated activity related to β-amyloid aggregation, oxidative stress, mitochondrial function, and neuroinflammatory signaling. IGC-M3 remains in early preclinical development. The Company plans to conduct additional in vivo studies to further evaluate safety, pharmacology, and potential efficacy before determining whether to advance the compound toward clinical development, although there can be no assurance thereof.

Intellectual Property

IGC Pharma’s intellectual property (“IP”) strategy is focused on building and maintaining a diversified portfolio of issued patents and pending applications that protect its therapeutic candidates, formulations, methods of use, and supporting technologies.

Patent Portfolio

As of the date of this report, the Company’s intellectual property portfolio includes 14 granted patents and 31 pending patent applications worldwide, as summarized in Table 1, covering multiple aspects of its drug development programs, including:

●	Composition and formulation claims

●	Methods of treatment for neuropsychiatric and neurodegenerative conditions

●	Synthetic and small-molecule candidates

●	Select data-driven and computational approaches supporting drug discovery and development

The Company actively evaluates opportunities to expand and strengthen its IP estate through new filings as its programs progress and additional data are generated.

IGC-AD1 Intellectual Property

The Company’s lead candidate, IGC-AD1, is supported by a portfolio of 4 granted patents and twelve (12) patent applications directed to its formulation, dosing approaches, and therapeutic use in Alzheimer’s disease related neuropsychiatric symptoms. These protections are intended to provide commercial exclusivity and support future partnering or licensing discussions, subject to regulatory approval.

Other Product Candidates and Platforms

IGC Pharma’s IP strategy also extends to earlier-stage programs, including preclinical therapeutic candidates and internal data-driven platforms. While some of these assets remain in exploratory or development stages, the Company seeks to protect novel discoveries where appropriate and economically justified. The Company is also always exploring the possibility of forming alliances with other institutions to develop innovations aligned with IGC Pharma’s core business. This includes obtaining license agreements that could benefit the company’s projects.

IP Risk Considerations

The Company’s ability to maintain and enforce its intellectual property depends on timely filings, prosecution outcomes, third-party challenges, and compliance with jurisdiction-specific patent laws. While IGC Pharma believes its intellectual property provides meaningful protection for its development programs, there can be no assurance that issued patents will not be challenged, invalidated, or circumvented, or that pending applications will result in issued patents, or that competitors will not develop alternative approaches.

Table 1 below provides the status of our patent filings:

Table 1: Patent Filings & Status

TARGET	DESCRIPTION	PATENT PENDING	GRANTED PATENTS
			US	FOREIGN
Alzheimer’s Disease (IGC-AD1)	Method & Composition for Treating CNS Disorders	11	1	1
Alzheimer’s Disease (IGC-AD1)	Method & Composition for Treating CNS Disorders	1	2	-
Alzheimer’s Disease (TGR-63)	Naphthalene Monoimide Derivatives with the ability to impact Aβ protein build-up	6	-	-
Alzheimer’s Disease (IGC-1C)	Naphthalene Monoimide Derivatives with the ability to impact Tau aggregation and neurofibrillary tangle formation	5	-	-
Alzheimer’s Disease (IGC-M3)	Naphthalene Monoimide Derivatives with the ability to impact Aβ plaque buildup and neurofibrillary tangle formation	4	-	-
Cancer (Naphthalene Diimdes)	Naphthalene Diimide Derivatives with the ability to self-assemble molecular interactions for biological and nonbiological systems	-	1	1
Alzheimer’s Disease (IGC-LMP)	Composition, Synthesis, & Medical use of Hybrid Cannabinoid	1	-	-
Epilepsy	Composition & Method for Treating Seizures in humans & cats/dogs	-	2	-
Eating Disorders	Cannabis formulation with Cyproheptadine for treating Cachexia & Eating Disorders	-	1	-
Stuttering & Tourette Syndrome	Cannabinoid-Based formulation for Treating Stuttering & Symptoms of Tourette Syndrome	-	1	-
Pain	Cannabinoid-Based Formulation combined with Cobalamin and a Method for Pain Management	1	2	2
Agentic Harmonization Assistant (AHA)	Multi-agent system for end-to-end heterogeneous data set harmonization	1	-	-
Sleep disturbance & sleep–wake cycle disruption in Alzheimer’s disease	Methods and compositions for treating using non-inebriating low-dose cannabinoid–melatonin therapy	1	-	-
TOTAL		31	10	4

Patent Protection and Term

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), certain patents covering approved pharmaceutical products may be eligible for patent term extension to compensate for regulatory review periods. If applicable, a patent term extension may be granted for up to five years, subject to statutory limitations, including a maximum remaining patent term of 14 years from the date of FDA approval.

While the Company may seek patent term extensions for eligible patents in the future, there can be no assurance that any such extensions will be granted, that the length of any extension will be sufficient to provide meaningful additional exclusivity, or that regulatory approval of any product candidate will occur.

Core Business Competencies and Competitive Advantages

We believe our core competencies and competitive advantages include:

●	Integrated drug development expertise, supported by a multidisciplinary team of physicians, Ph.D.-level scientists, and experienced regulatory, clinical, and intellectual property professionals with expertise spanning drug discovery, formulation, clinical development, FDA regulatory pathways, and patent strategy;

●	Deep experience in cannabinoid-based pharmacology, including the characterization of phytocannabinoid profiles, formulation science, and dose-controlled therapeutic applications under pharmaceutical development standards;

●	Expertise in combination therapies and neuropsychiatric research, particularly as applied to cannabinoids, and their applications in Alzheimer’s disease and related neurological and neurobehavioral conditions;

●	An expanding intellectual property portfolio, consisting of multiple issued patents and pending applications covering compositions, methods of use, formulations, and AI-enabled technologies and its use in Alzheimer’s designed to support both near-term clinical development and long-term platform value;
●	Operational capabilities with internal cost-effective clinical execution and data management, including internal clinical trial infrastructure, electronic data capture systems, and trial oversight, designed to enhance efficiency, data quality, and cost control; and

●	Experience, albeit limited in scope, in advancing assets through early clinical development, including the successful completion of a Phase 1 clinical trial and the ongoing CALMA trial of IGC-AD1, subject to regulatory approval.

We believe these capabilities position us to efficiently advance our clinical programs, expand our pipeline, and pursue potential strategic collaborations. However, there can be no assurance that our competencies will result in regulatory approval, commercial success, or competitive advantage.

Regulatory Strategy and Environment

IGC Pharma’s regulatory strategy is designed to advance its clinical and preclinical programs in a disciplined, risk-managed manner consistent with U.S. FDA requirements for central nervous system (“CNS”) therapeutics.

Clinical Development and Regulatory Oversight

The Company’s lead clinical candidate, IGC-AD1, is being evaluated under an active Investigational New Drug (“IND”) application with the FDA. The ongoing CALMA clinical trial is designed to assess the safety and efficacy of IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease. The trial is being conducted in accordance with Good Clinical Practice (“GCP”) guidelines and applicable regulatory requirements. IGC Pharma works closely with clinical investigators, contract research organizations (“CROs”), and regulatory consultants to ensure protocol adherence, data integrity, and patient safety. As of the date of this report, approximately two thirds of the target enrollment for the CALMA trial have been completed.

Regulatory Pathway and Future Interactions

The Company’s regulatory strategy emphasizes early and ongoing engagement with the FDA to align clinical trial design, endpoints, and safety requirements with regulatory expectations. While IGC Pharma has evaluated potential opportunities for expedited regulatory pathways, including Fast Track designation, no determinations have yet been made by the FDA, and there can be no assurance that any such designation will be granted. In parallel, the Company continues to advance required nonclinical studies, including genetic toxicology and long-term safety evaluations, to support potential future clinical development and regulatory submissions.

Global Considerations

Although current clinical activities are focused primarily in the United States and Canada, IGC Pharma monitors evolving international regulatory frameworks and has evaluated additional jurisdictions, such as Colombia, South America. We have received permission from the Colombian regulator to conduct the trial in Colombia.

Evolving hemp regulations

Controlled Substances and Hemp Regulatory Considerations

IGC-AD1 is currently manufactured using hemp-derived materials that comply with applicable federal requirements, including those established under the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”). The investigational product contains tetrahydrocannabinol (“THC”) at concentrations consistent with federally permissible thresholds applicable to hemp-derived materials.

The Company previously sourced hemp under state-issued licenses and has evaluated multiple sourcing and manufacturing approaches. Manufacturing pharmaceutical-grade formulations from hemp-derived inputs can be operationally inefficient and subject to evolving regulatory interpretation, particularly as federal and state authorities continue to refine oversight of hemp-derived products.

Recent regulatory developments, including updated federal and state hemp rules and ongoing federal review of cannabis scheduling under the Controlled Substances Act, may affect the regulatory landscape applicable to cannabinoid-based pharmaceutical development. Certain regulatory frameworks may distinguish between consumer hemp products and pharmaceutical products developed under an FDA IND application; however, no assurance can be given regarding the interpretation, implementation, or impact of any such distinctions.

IGC Pharma does not rely on any anticipated regulatory changes in the development of IGC-AD1 and continues to operate its programs in compliance with existing FDA, DEA, and other applicable regulatory requirements.

Contract Research Organization (“CRO”) Strategy and Clinical Trial Infrastructure

IGC Pharma conducts its clinical development activities through a combination of internal clinical operations and selective use of third-party service providers. As part of this approach, the Company has developed internal data management and clinical operations capabilities to support its ongoing and planned clinical trials, including its CALMA trial for IGC-AD1.

The Company utilizes a proprietary electronic data capture (“EDC”) system designed to securely collect, store, and manage clinical trial data in compliance with applicable regulatory requirements and industry standards. The EDC system supports the organization of source documentation and trial data, including patient medical histories, concomitant medications, laboratory results, neuropsychiatric scale assessments, adverse events, safety monitoring data, and demographic information. The system also enables internal data review, reporting, and analysis to support clinical trial oversight and regulatory submissions.

Clinical trials are often associated with significant costs, particularly those related to outsourcing clinical operations to full-service contract research organizations (“CROs”). To improve operational efficiency and cost control, IGC Pharma has elected to internalize certain clinical operations and data management functions while continuing to engage external CROs, vendors, and clinical sites as appropriate. The Company believes this hybrid approach may provide greater flexibility, operational visibility, and cost discipline compared to a fully outsourced model; however, there can be no assurance that such efficiencies will be realized.

IGC Pharma’s clinical development activities remain subject to applicable regulatory requirements, and the Company continues to evaluate its operational structure as its development programs progress.

Products and Services – Life Sciences Segment

Our Life Sciences segment is primarily focused on the research and development of pharmaceutical candidates for neurological and neuropsychiatric conditions, including Alzheimer’s disease. Drug development involves substantial risk, including the requirement for extensive preclinical studies, multi-year clinical trials, significant capital investment, and regulatory approval by the FDA and comparable foreign authorities. There can be no assurance that any of our product candidates will receive regulatory approval or achieve commercial success.

Our lead investigational candidate, IGC-AD1, is currently being evaluated in the CALMA trial for the treatment of agitation associated with Alzheimer’s disease. In addition to IGC-AD1, we are advancing other early-stage assets and research programs intended to expand our pipeline, subject to available capital and regulatory considerations.

We expect that continued investment in clinical trials, research and development, regulatory activities, intellectual property protection, and supporting infrastructure will be required to advance our product candidates. While we may also pursue strategic collaborations, licensing arrangements, or acquisitions to complement our internal development efforts, there can be no assurance that such transactions will occur on acceptable terms, if at all.

Separately, the Life Sciences segment includes limited revenue-generating activities from the sale of customized over-the-counter formulations and other products. In the nine months ended December 31, 2025, the Company divested its Vancouver, Washington, manufacturing facility and no longer operates that facility. These activities are not currently a material focus of our long-term pharmaceutical development strategy.

Markets and Distribution

As a clinical-stage pharmaceutical company, we do not currently have any FDA-approved drug products for commercial sale. Accordingly, our primary activities during the nine months ended December 31, 2025, were focused on clinical development, including the ongoing CALMA trial for IGC-AD1 and the advancement of our research pipeline.

Following the divesture of the Vancouver, Washington facility, the Company no longer maintains in-house manufacturing or over-the-counter product distribution operations. Any future commercialization of approved pharmaceutical products would be expected to rely on third-party manufacturers, strategic partners, or other arrangements typical of clinical-stage biotechnology companies.

Our Life sciences revenue during the nine months ended December 31, 2025, was limited and subject to customer concentration risk. One customer individually accounted for more than 50% of the total revenue. The loss of one or more significant customers, or changes in purchasing behavior, could materially affect our revenue.

Our future participation in the Life Sciences and pharmaceutical markets will depend on the successful development, regulatory approval, and commercialization of our product candidates, as well as our ability to secure adequate financing.

Competition

Industry Overview

The pharmaceutical and biotechnology industries are highly competitive, rapidly evolving, and characterized by significant technological change, regulatory complexity, and substantial capital requirements. The central nervous system (“CNS”) therapeutic area, including Alzheimer’s disease and related neuropsychiatric conditions, is particularly competitive due to the large patient population, high unmet medical need, and potential commercial opportunity.

Our competitors include large multinational pharmaceutical companies, emerging biotechnology companies, and other organizations with significantly greater financial resources, technical capabilities, and experience in clinical development, regulatory approval, manufacturing, and commercialization. Many of these competitors may be able to initiate and complete clinical trials more rapidly, obtain regulatory approvals sooner, or commercialize products more effectively than we can.

Competition in Agitation Associated with Alzheimer’s Disease

Agitation associated with Alzheimer’s disease (“AAD”) is an area of increasing clinical focus. We are aware of several companies developing therapies for this indication, including Axsome Therapeutics, Inc., which is developing a combination of dextromethorphan and bupropion, and Otsuka Pharmaceutical Co., Ltd. and Lundbeck A/S, which received FDA approval for Brexpiprazole (Rexulti) for the treatment of agitation associated with Alzheimer’s disease.

Currently, Brexpiprazole is the only FDA-approved therapy specifically indicated for agitation associated with Alzheimer’s dementia. Other treatment approaches may include off-label use of antipsychotics, antidepressants, or sedatives, many of which carry safety concerns, including boxed warnings.

Differentiation Considerations

Interim data from our ongoing CALMA clinical trial evaluating IGC-AD1 for agitation associated with Alzheimer’s disease have demonstrated a statistically significant improvement in agitation symptoms compared to placebo over a six-week treatment period, as measured by the Cohen-Mansfield Agitation Inventory (“CMAI”). The interim analysis on the first 26 patients indicated a large effect size (Cohen’s d = 0.79) and improvement observed as early as Week 2 of treatment.

For context, published data for Brexpiprazole reported a moderate effect size (Cohen’s d = 0.4) with separation from placebo observed later in the treatment period, based on substantially larger clinical trials. Cross-trial comparisons should be interpreted with caution, as differences in study design, patient populations, endpoints, and duration may materially affect outcomes.

In addition to efficacy, IGC-AD1 has demonstrated a favorable safety profile to date. As of the interim analysis:

●	No serious adverse events were reported

●	No adverse events resulted in treatment discontinuation

●	No deaths occurred in either the treatment or placebo groups

The CALMA trial remains ongoing to further evaluate efficacy, durability of response, and long-term safety. There can be no assurance that interim results will be replicated in the final analysis or that IGC-AD1 will receive regulatory approval.

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

The table below summarizes the nature of the activity, the type of license required and held, and encumbrances in obtaining permits for each location where the Company operated through its subsidiaries in the nine months ended December 31, 2025:

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

Governmental Regulations

Our operations are subject to extensive regulation and oversight by U.S. federal, state, and local governmental authorities. These regulations govern, among other matters, pharmaceutical research and development, clinical trials, manufacturing practices, marketing, intellectual property, and securities law compliance.

Pharmaceutical Regulation

The development, testing, manufacturing, and commercialization of our investigational drug candidates, including IGC-AD1, are subject to regulation by the FDA and comparable foreign regulatory authorities. Our clinical development activities are conducted under an IND application and are subject to FDA requirements governing clinical trial conduct, data integrity, safety reporting, and manufacturing standards.

Any future commercialization of our drug candidates will require FDA approval, and there can be no assurance that such approval will be obtained.

Cannabis and Hemp Regulatory Framework

Certain of our investigational formulations incorporate cannabinoids that are derived from hemp. Under the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), hemp is defined as cannabis containing no more than 0.3% THC on a dry-weight basis and is federally legal in the United States.

Although hemp is federally legal, states retain authority to regulate the cultivation, processing, testing, and handling of hemp and hemp-derived materials. As a result, state laws and regulatory requirements vary and continue to evolve. Compliance may require obtaining licenses, registrations, and approvals at the state level, and failure to comply could result in enforcement actions, penalties, or limitations on operations.

Historically, the Company cultivated hemp under applicable state licenses, including in Arizona. The Company no longer operates cultivation facilities and does not currently engage in hemp farming activities.

Distinction from Consumer Hemp Products

Importantly, IGC-AD1 is being developed as a pharmaceutical product under FDA oversight, and not as a consumer hemp or wellness product. As such, it is subject to the regulatory framework applicable to investigational drugs rather than consumer cannabinoid products sold under the 2018 Farm Bill.

Recent and proposed changes to hemp and cannabis regulations, including restrictions on total THC content in consumer products and evolving federal policy regarding cannabis scheduling, may further differentiate FDA-regulated pharmaceutical products from non-pharmaceutical cannabinoid products. However, the regulatory environment remains uncertain, and future changes in law or enforcement policy could materially affect our business, development timelines, or costs.

Securities and Other Regulatory Oversight

As a public company, we are also subject to regulation by the U.S. Securities and Exchange Commission (“SEC”), the NYSE American, and applicable state securities regulators, as well as laws governing corporate governance, disclosure, and reporting obligations.

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

Pre-clinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (“USDA”) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing, and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (ETASU). ETASU can include, but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems are identified following initial marketing.

Expedited Development:

Designations such as Breakthrough Therapy Designation (“BTD”) and Fast Track Designation can speed up the development process by allowing for more frequent communication with the FDA and potentially faster review timelines. This can translate to getting the drug to market quicker.

●	BTD: This designation is given by the FDA to drugs that have the potential to significantly improve treatment for serious or life-threatening conditions. It allows for more intensive interaction with the FDA during development and can expedite the review process.

●	Fast Track Designation: This designation is designed to facilitate the development and expedite the review of drugs that address unmet medical needs. It offers some advantages like more frequent meetings with the FDA and potential for rolling review (reviewing data as it becomes available).

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

Human Capital Management and Environment, Health, and Safety

Human Capital Management

We believe that our ability to attract, retain, and develop exceptional talent is critical to our success, particularly in advancing our clinical development programs and scientific research. As of December 31, 2025, our full-time employee headcount worldwide was 70.

We foster a culture of collaboration, accountability, and innovation. We comply with all applicable labor, health, and safety laws and support employee well-being through flexible work policies and safe workplace practices. We invest in employee development, offering training and learning opportunities to help our teams grow professionally and contribute to our long-term success. We are committed to providing equal opportunities for all employees. Our compensation and equity programs are designed to retain talent and align with long-term shareholder value.

Environment, Health, and Safety (EHS)

We are committed to health, safety, and environmental compliance in all our operations in the U.S., Colombia, and India. While our operations have a limited environmental impact, we promote responsible practices to minimize waste and ensure safety in our research and office environments. Management oversees our EHS practices and updates them as needed to meet regulatory and operational requirements.

Available Information

The Company’s Transition Report on Form 10-KT, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.igcpharma.com when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Business, Industry, and Operations:

We have limited revenues, incurred significant losses, and have an accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of December 31, 2025, we had cash and cash equivalents of approximately $900 thousand and a working capital deficit of approximately $366 thousand compared to cash and cash equivalents of $405 thousand and working capital of $639 thousand as of March 31, 2025, for continuing operations.

We have had limited revenues. As of the nine months ended December 31, 2025, and 2024, and the twelve months ended March 31, 2025, we had revenues of approximately $869 thousand and $941 thousand, and 1.3 million, respectively.

We have had a history of operating losses. Our net losses improved by approximately $1.9 million from $4.1 million during the nine months ended December 31, 2025, to approximately $6 million during the nine months ended December 31, 2024. We expect to continue incurring substantial expenses as we advance the clinical development of IGC-AD1 and our other product candidates. Our ability to achieve or sustain profitability depends on our success in developing, obtaining regulatory approval for, and commercializing our product candidates, which is highly uncertain and subject to significant risks. If we fail to achieve profitability or improve our financial condition, our ability to raise additional capital may be limited, and the market price of our common stock could decline significantly. Additionally, continued losses could impact our ability to maintain compliance with applicable stock exchange listing requirements.

We may be unable to complete financings on acceptable terms, certain financings are subject to required approvals, and we have sought and may continue to seek financing from our officers and directors.

We have historically funded operations primarily through issuances of equity and other financing transactions. Our ability to raise additional capital depends on market conditions, investor demand, and other factors beyond our control. Certain transactions may be subject to approvals and conditions, including applicable stock exchange approval. If we are unable to obtain required approvals, satisfy closing conditions, or raise capital when needed, we may be required to delay, reduce, or discontinue research and development programs, including clinical activities, or pursue alternatives that may be highly dilutive or otherwise unfavorable to stockholders.

In addition, we have sought and may continue to seek financing, primarily through the issuance of equity securities for cash and loans from our officers and directors, to operate our business and estimates that additional capital will be necessary to support our operations and growth. As of December 31, 2025, we are indebted to Ms. Claudia Grimaldi, our vice president, principal financial officer, chief compliance officer, and director, by way of a loan of $146 thousand. We may not be able to generate sufficient cash flow to repay this loan. If we issue additional securities as repayment, our shareholders may experience significant dilution. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

We Depend on a Limited Number of Customers for a Significant Portion of Our Life Sciences Revenue.

During the nine months ended December 31, 2025, approximately 58% of our Life Sciences revenue was derived from a single customer. Although our primary business focus is the development and clinical advancement of our therapeutic candidates, revenue generated from our Life Sciences operations contributes to offsetting certain operating expenses and overhead.

Our revenue concentration increases our exposure to risks associated with changes in the financial condition, purchasing patterns, or strategic priorities of this customer. The loss of this customer, a reduction in purchases, changes in pricing, delays in payments, or an inability to renew or replace such revenue on comparable terms could adversely affect our results of operations and increase our operating cash requirements. In addition, reliance on a limited number of customers may reduce our negotiating leverage and expose us to counterparty credit risk.

We may not be able to diversify our customer base in a timely manner or at all. Any material disruption in revenue from significant customers could have an adverse effect on our financial condition and operating results.

Our classification as a “cannabis company” creates institutional barriers to capital that may require us to utilize higher-cost alternative financing.

While our lead candidate, IGC-AD1, is derived from legal hemp—defined under the 2018 Farm Bill as Cannabis sativa L. with a THC concentration of 0.3% or less—the Company is frequently and incorrectly classified by financial institutions as a “cannabis company.” This mischaracterization has historically led to being blacklisted by certain banks, investment firms, and stock clearing services.

The limited number of institutions willing to service companies with cannabinoid-based portfolios makes it more difficult to raise capital, deposit share certificates, or establish traditional investment banking relationships on standard terms. Consequently, to fund operations or bridge clinical milestones, management may, at its discretion, utilize alternative financing arrangements.

These alternative options may include high-cost loans or convertible notes with effective interest rates that are significantly higher than traditional bank rates. While the Company intends to use such arrangements judiciously and for relatively small amounts, they can involve significant debt service obligations, cross-default provisions, or variable conversion features. If we are forced to rely on these more expensive capital sources because of industry stigma, it could lead to share dilution, higher cash outflows, or an impaired balance sheet. There can be no assurance that we will be able to raise sufficient capital on favorable terms if institutional hurdles regarding our industry classification persist.

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

We have filed thirty (30) patent applications with the USPTO and also in other different countries in the combination therapy space for the indications of pain, Alzheimer’s, medical refractory epilepsy, eating disorders, and Tourette syndrome as part of our intellectual property strategy focused on the phytocannabinoid-based health care industry. Although twelve patents have been issued, there is no guarantee that our remaining applications will result in a successful registration with the USPTO. If we are unsuccessful in registering patents, our ability to create a valuable line of products can be adversely affected. This, in turn, may have a material and adverse impact on the trading price of our common stock.

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

Investment in Digital Assets Could Adversely Affect Our Financial Condition and Results of Operations

Management is considering a treasury policy that permits the investment of a limited portion of our available funds in digital assets, such as digital assets and other cryptocurrencies, either directly or through exchange-traded products (“ETPs”) that hold such assets. During the Transition Period, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP during the nine months ended December 31, 2025, which was valued at approximately $38 thousand as of December 31, 2025, that provides exposure to digital assets. The Company does not directly hold cryptocurrencies or other digital tokens. Investments in digital assets are subject to significant risks and volatility:

●	Price Volatility: The market prices of digital assets and other cryptocurrencies have historically been highly volatile and may be influenced by factors beyond our control, including market sentiment, macroeconomic conditions, changes in supply and demand, geopolitical events, regulatory developments, technological changes, and market disruptions. Large fluctuations in fair value could materially affect our reported earnings, financial position, and stock price.

●	Regulatory Risk: Digital assets are a relatively new asset class and are subject to evolving U.S. federal, state, and foreign laws and regulations. Regulatory changes, or the interpretation or enforcement of existing laws, could restrict our ability to buy, sell, hold, or transact in digital assets and could adversely impact their value.

●	Custody and Operational Risk: If we invest directly in digital assets, we will be exposed to operational and custody risks, including loss or theft of private keys, cybersecurity breaches, fraud, and insolvency of custodians. If we invest via ETPs, we will be subject to risks specific to those funds, including tracking errors relative to the underlying asset, reliance on the sponsor and custodian, and management fees.

●	Liquidity Risk: The trading venues for digital assets and related products may experience outages, disruptions, or other operational issues that can impair our ability to transact, especially during times of market stress.

●	Tax and Accounting Impact: Changes in U.S. tax law, including the Corporate Alternative Minimum Tax (“CAMT”), could cause us to incur tax liabilities on unrealized gains in digital assets. Accounting standards require us to record changes in fair value through earnings each reporting period, which may increase our earnings volatility.

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

Our certificate of incorporation authorizes the issuance of up to 600,000,000 shares of common stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value of $0.0001 per share. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for or that represent the right to receive common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by us in the market or the perception that such sales could occur. If we raise funds by issuing additional securities in the future or stock options to purchase our common stock are exercised, the newly issued shares will also dilute your percentage ownership in our Company.

Our common stock price has fluctuated considerably and has recently reached our highest price levels, which may not be sustained.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. Our common stock has also been volatile, with our 36-week closing price range being at a low of $0.27 and a high of $0.47 per share. Future announcements concerning the introduction of new products, services, or technologies or changes in product pricing policies by us or our competitors, or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure you that the stock price will continue at these or any higher levels.

The Market Price of Our Common Stock Has Been and May Continue to Be Volatile.

The market price of our common stock has experienced significant volatility and may continue to fluctuate materially in response to numerous factors, many of which are beyond our control. These factors include, among others:

●	the timing, progress, and results of our clinical trials;

●	announcements regarding capital raising activities, including the issuance of equity securities;

●	our liquidity position and cash runway;

●	changes in market conditions affecting clinical-stage biotechnology companies;

●	general economic, geopolitical, and capital market conditions; and

●	trading volume and the limited public float of our common stock.

Because we are a clinical-stage company with limited revenue and ongoing operating losses, our stock price may be more sensitive to market expectations and external developments than the stock prices of more established companies. Significant volatility in the market price of our common stock could result in substantial losses for investors and may adversely affect our ability to access the capital markets.

If We Fail to Maintain Compliance with NYSE American Continued Listing Standards, Our Common Stock Could Be Delisted.

Our common stock is listed on the NYSE American. Continued listing is subject to compliance with various quantitative and qualitative continued listing standards, including minimum bid price and other financial requirements. If we fail to satisfy the NYSE American’s continued listing standards, the exchange may initiate delisting proceedings.

Furthermore, under new NYSE American rules expected to take effect in October 2026, the exchange may immediately commence delisting proceedings if the closing price of our common stock is $0.25 or less on any trading day. If our stock price falls below this threshold, we would not be entitled to the traditional cure periods typically available for other price-based deficiencies, which could result in an immediate and accelerated delisting.

To avoid such a delisting, we may be required to implement a reverse stock split to increase the per-share market price of our common stock. However, there can be no assurance that a reverse stock split, if implemented, will result in a sustained increase in the market price of our common stock or that we will be able to maintain compliance with the minimum price requirements over the long term. A reverse stock split could also be viewed negatively by the market, potentially leading to increased volatility or a further decline in our market capitalization.  A delisting of our common stock could adversely affect the liquidity and market price of our common stock, limit our access to capital markets, reduce analyst coverage, and impair our ability to execute our business strategy.

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

As of March 11, 2026, our executive officers and largest shareholders beneficially owned 17.84% based on 98,796,089 outstanding shares of common stock. As a result, our insiders have the ability to influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation, or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover, or other change-of-control transaction that may otherwise be beneficial to our stockholders. Further, this concentrated insider ownership will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

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

The Company’s cybersecurity processes are integrated into its broader risk management activities through periodic risk assessments, access-control reviews, third-party service provider oversight, incident-response protocols, backup and recovery procedures, and employee training. Management considers risks associated with cybersecurity primarily with its use of cloud-based systems and third-party vendors that host, process, or store Company information.

During the nine months ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Transition Report on Form 10-KT.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Potomac, Maryland. We own approximately 40,000 square feet of property used for general management and R&D operations. In addition, we have leases in the U.S. and internationally that are used for sales, storage, accounting, management, and R&D. During the Transition Period, the Company discontinued its leased facility in Vancouver, Washington, and no longer maintains a direct operating presence at that location. The Company believes its existing facilities, which are used by all reportable segments, are in good operating condition and suitable for conducting its business.

Please refer to Note 6 – “Property, Plant and Equipment”, and Note 7 – “Dispositions and Disposals”, for more information on Part II, Item 8.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of December 31, 2025, the following material litigation is pending:

Engineering and Consulting Group SAS et al. v IGC Pharma Inc., case file no. 110016000050202247710 (Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia). The Company and the ECG corporation are in a contractual dispute. The Company filed a complaint against four (4) individuals with the Prosecutor’s Office 393 Sectional Economic Crimes Unit, Bogota, Colombia, under file no. 110016000050202247710 for charges of fraud, falsification of a private document, and conspiracy to commit a crime. The complaint was filed in 2022. In December 2023, the case was reviewed by the investigator and scheduled and accepted for a hearing by the prosecutor in calendar 2024. During the nine months ended December 31, 2025, the Company met with the prosecutors and pressed the urgency of moving the case through the legal system.

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

Securities authorized for issuance under equity compensation plans

The following table shows, as of December 31, 2025, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a) (in thousands)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan (1)	4,375	$0.31	-
Special Grant (2)	17,679	$0.42	461

(1)	Consists of our 2018 Omnibus Incentive Plans, as approved by our stockholders on November 8, 2017. See Note 14, “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements included in this report.

(2)	Consists of 2 million shares as a special grant of common stock, as approved by our stockholders on January 7, 2020; 2.5 million shares as a special grant of common stock, as approved by our stockholders on January 11, 2021; 3.5 million shares as a special grant of common stock, as approved by our stockholders on October 15, 2021; 3 million shares as a special grant of common stock, as approved by stockholders on September 9, 2022; 3 million shares as special grant of common stock, as approved by stockholders on August 18, 2023; 5 million shares as special grant of common stock, as approved by stockholders on August 23, 2024; and 5 million shares as special grant of common stock, as approved by stockholders on October 10, 2025.

Holders of Record

As of March 11, 2026, we had approximately 73 registered shareholders of record of our common stock and 2 registered unit holders. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers. Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.

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

Unregistered sales of equity securities

During the nine months ended December 31, 2025, the Company entered into a Share Purchase Agreement (the “2025 SPA”) with multiple investors, relating to the sale and issuance by our company to investors of an aggregate of 2,803,333 shares of our common stock, for a total purchase price of $841,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPA. The investment is subject to customary closing conditions, including NYSE approval. As per the 2025 SPA, the investors received piggyback registration rights subject to certain restrictions. Shares are intended to be exempt from registration under the Securities Act, by virtue of the provisions of Section 4(a)(2) of Securities Act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the nine months ended December 31, 2025, and the nine months ended December 31, 2024. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Transition Report on Form 10-KT. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors”, “Forward Looking Statements and Important Factors” and elsewhere in this Transition Report on Form 10-KT, our actual results may differ materially from those anticipated in these forward-looking statements.

The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or from those implied by historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

IGC Pharma, Inc. (“IGC,” the “Company,” “we,” “us,” or “our”) is a clinical-stage biotechnology company focused on the development of novel therapeutic candidates for neuropsychiatric and neurodegenerative disorders, with a primary emphasis on Alzheimer’s disease. Our core strategy is to address high-burden symptoms and underlying disease mechanisms through differentiated pharmaceutical formulations, supported by targeted clinical development and data-driven research approaches.

Our lead product candidate, IGC-AD1, is currently being evaluated in the CALMA clinical trial for the treatment of agitation in Alzheimer’s dementia, a neuropsychiatric condition affecting a substantial proportion of patients and associated with significant patient distress, caregiver burden, and healthcare utilization. In addition to symptom management, preclinical studies of IGC-AD1 suggest activity against biological pathways associated with Alzheimer’s disease pathology, supporting its potential evaluation in broader disease-modifying contexts.

Beyond IGC-AD1, our development pipeline includes additional early-stage therapeutic candidates targeting Alzheimer’s disease mechanisms, including TGR-63 and other investigational compounds currently in preclinical evaluation. These programs are intended to expand our long-term development portfolio while maintaining a disciplined focus on clinical execution and capital efficiency.

The Company is also developing MINT-AD, a proprietary, artificial intelligence, enabled data platform designed to support risk stratification and longitudinal assessment in Alzheimer’s disease using multimodal datasets. MINT-AD is intended as a clinical and research decision-support tool and is not currently approved as a diagnostic device.

Life Sciences Segment

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. Early results from our CALMA trial are promising: IGC-AD1 effectively reduced agitation in patients compared to a placebo, and crucially, it did so faster than traditional medications. While existing anti-psychotics can take as long 6 to 12 weeks to show effects, we believe IGC-AD1 has the potential to act within two weeks. This potentially faster onset of action could significantly improve patient care and represent a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof. In addition, we have created in-house wellness brands, available through online channels that are compliant with relevant federal, state, and local laws and regulations. We derive revenue from our in-house wellness non-pharmaceutical formulations that are sold over-the counter (“OTC”).

MINT-AD – Artificial Intelligence Platform

Overview

The Company is developing a proprietary Multimodal Interpretable Transformer for Alzheimer’s Disease (“MINT-AD”). MINT-AD is an artificial intelligence (“AI”) platform designed to enhance the detection and management of Alzheimer’s disease (“AD”) by providing clinicians with scalable, interpretable, and predictive diagnostic support. The platform is engineered to transition AD diagnostics from specialized, high-cost environments—such as neurology clinics utilizing Positron Emission Tomography (“PET”) scans—to primary care settings, rural areas, and underserved populations.

The Market Opportunity and Diagnostic Gap

According to the World Alzheimer Report, an estimated 400 million individuals globally may carry AD-related pathology prior to the onset of clinical symptoms. Currently, a significant “diagnostic gap” exists due to a lack of accessible early-detection tools for primary care physicians. This gap leads to delayed diagnoses, reduced eligibility for clinical trials, and sub-optimal patient outcomes. MINT-AD is intended to bridge this gap by offering a cost-effective, non-invasive alternative for early cognitive risk assessment.

Proprietary Technology and Architecture

MINT-AD leverages a “Transformer” architecture—a state-of-the-art deep learning model—to harmonize and analyze diverse, multimodal datasets. The platform processes a wide array of data sources to produce clinically actionable insights, including:

●	Neuroimaging and Biomarkers: High-resolution brain scans and genetic risk factors;

●	Lifestyle and Environmental Data: Social determinants of health and longitudinal patient history; and

●	Cognitive Metrics: Quantitative performance data and clinical observations.

Competitive Advantage: Explainable AI (“XAI”) and Regulatory Alignment A core component of MINT-AD is its “interpretability.” Unlike “black box” AI models that provide outputs without clinical context, MINT-AD utilizes “attention mechanisms” to identify and highlight the specific data points—such as regional brain atrophy or genetic markers—that drive its risk assessments.

Management believes this interpretability provides a significant competitive advantage in two key areas:

●	Regulatory Pathway: The platform is being developed to align with current regulatory standards, including the 2026 U.S. Food and Drug Administration (“FDA”) guidance on Clinical Decision Support (“CDS”) software, which emphasizes transparency and the ability of a clinician to independently review the basis for an AI-generated recommendation.

●	Clinical Adoption: By providing an “audit trail” for its findings, MINT-AD is designed to foster physician trust, reduce clinical liability, and encourage integration into standard hospital and general practice workflows.

Use of MINT-AD

The Company is positioning MINT-AD as a practical, AI-driven assistant for healthcare providers. The platform is designed to support the clinical workflow through three primary objectives:

o	Risk Stratification – Utilizing AI to analyze multimodal data and identify individuals at high risk of Alzheimer’s disease. This enables physicians to prioritize screening for at-risk patients within their practice, particularly in settings where access to specialists and expensive neuroimaging is limited.

o	Predictive Modeling – Forecasting cognitive decline trajectories two to five years in advance. By identifying potential decline before clinical symptoms manifest, MINT-AD provides a window for early intervention, preventative care strategies, and timely enrollment in clinical trials.

o	Structured Plan Support – Assisting the clinician in creating a structured intervention plan for the individual. This step moves beyond diagnosis by leveraging the platform’s interpretable insights to help physicians tailor personalized care plans, monitor disease progression, and manage long-term patient outcomes

Our Business Strategy

The business strategy includes:

●	Completing the CALMA trial.

●	Completing AHA and MINT-AD.

●	Advancing tox studies to enable disease modifying trials with IGC-AD1.

●	Applying for non-dilutive grants.

●	Advancing TGR-63 as a potential therapeutic for AD.

●	Strengthening clinical credibility and visibility.

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

We believe that additional investment in clinical trials, AI, R&D, facilities, marketing, advertising, and the acquisition of complementary products and businesses will be critical to the ongoing growth of the Life Sciences segment. Although there can be no assurance, we believe these investments will fuel the development and delivery of innovative products that drive positive patient and customer experiences. We hope to leverage our R&D and intellectual property to develop ground-breaking, science-based products that are proven effective through clinical trials, subject to FDA approval. Although there can be no assurance, we believe this strategy can improve our existing products and lead to the creation of new products that can provide treatment options for multiple conditions, symptoms, and side effects. Management is committed to its core short-term goals, completion of the CALMA trial on IGC-AD1, and deploying AHA and MINT-AD.

Change in Fiscal Year and Transition Period

In December 2025, our Board of Directors (the “Board”) approved a change in the fiscal year end of the Company from March 31 to December 31. As a result of this change, we are filing this Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2025. The change in fiscal year ends on a prospective basis and does not adjust operating results for prior periods. References to our previous fiscal years mean the fiscal years ending on March 31. The Company’s fiscal year 2026 commenced on January 1, 2026. References herein to “Transition Period” refer to the nine-month period ended December 31, 2025.

This Transition Report covers nine months and should be read accordingly. Period-to-period comparisons may be impacted by the shorter reporting period and are not necessarily indicative of full-year results. This Transition Report covers a nine-month period (April 1 - December 31, 2025) due to our fiscal year change. Accordingly, results are not directly comparable to our prior full-year results. To enhance comparability, we have provided both: (i) Unaudited Nine months ended December 31, 2024 (comparable period), and (ii) Audited Year ended March 31, 2025 (prior full fiscal year)

The Global Economic Environment

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

Business Updates

During the Transition Period, the Company continued to advance the CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease.

●	On December 19, 2025, the Company announced that the United States Patent and Trademark Office (“USPTO”) had officially issued U.S. Patent No. 12,491,200, covering the Company’s novel microdose-based cannabinoid treatment of stuttering (stammering) and Tourette’s Syndrome. This patent builds upon IGC Pharma’s expanding cannabinoid IP estate and represents a significant step forward for the Company’s strategy to advance safe, targeted, next-generation neurological therapies under pharmaceutical dosing standards.

●	On December 9, 2025, the Company announced that they have reached a key enrollment milestone of 65% for its ongoing CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation in AD. This milestone marks a significant step in advancing IGC-AD1, the Company’s proprietary formulation, and demonstrates continued strong momentum toward full enrollment consistent with the goal of completing the trial in early 2026.

●	On November 25, 2025, the Company announced advances in MINT-AD, the Multimodal Interpretable Transformer for Alzheimer’s. Leveraging data from the Health and Retirement Study (“HRS”) International Family of Studies, IGC Pharma aims to identify unknown socioeconomic risk factors and their interactions influencing aging and cognitive decline. This initiative is part of IGC Pharma’s broader mission to revolutionize Alzheimer’s treatment with precision medicine and AI-driven insights.

●	On November 13, 2025, the Company announced that the USPTO had granted the Company U.S. Patent No. 12,465,589, titled “Methods and Composition for Treating CNS Disorders.” The patent covers the proprietary formulation used in IGC-AD1, the Company’s lead drug candidate currently being evaluated in the Phase 2 CALMA trial for agitation in AD.

●	On November 3, 2025, the Company announced an expansion of its AI-powered in-Silico drug discovery platform. The company is now integrating more methodologies, including retrosynthetic analysis, molecular docking, toxicology and genotoxic assessments, and predictive bioactivity modeling, to accelerate the identification and optimization of therapeutic candidates for AD and related disorders.

●	During the nine-month period ended December 31, 2025, the Company expanded its clinical site network to support enrollment and data collection. In addition, the Company reported continued progress in patient enrollment and remained focused on completing enrollment in accordance with the trial protocol.

●	On October 14, 2025, the Company announced the expansion of its ongoing CALMA clinical trial evaluating investigational drug candidate IGC-AD1 for agitation in AD. The trial has officially opened a new site at the University of South Florida’s Department of Psychiatry and Behavioral Neurosciences, under the leadership of Principal Investigator Dr. Ram Bishnoi.

●	On October 7, 2025, the Company announced in-vitro findings for IGC-1C, a low–molecular–weight compound. The data are consistent with IGC-1C acting as a modulator of the tau protein’s liquid–liquid phase separation (“LLPS”), an emerging and critical pathway implicated in the earliest stages of Alzheimer’s disease and related tauopathies.

●	During the nine months ended December 31, 2025, the Company received a working capital loan of approximately $146 thousand from Ms. Claudia Grimaldi, the Company’s Principal Financial Officer. For more information, please refer to Item 3, “Certain Relationships and Related Transactions, and Director Independence”.

●	During the nine months ended December 31, 2025, the Company raised approximately $5.2 million, net through a combination of private placement subscription agreements and at-the-market (“ATM”) equity issuances. Proceeds were used primarily to fund clinical development activities, working capital requirements, and general corporate purposes. Please refer to Note 13 – “Securities” for more information.

Clinical trial activities are subject to inherent uncertainties, including patient enrollment rates, protocol adherence, regulatory oversight, and data integrity, any of which could materially affect trial timelines or results. The CALMA trial remains ongoing to complete 146 patients.

Results of Operations

The following table presents an overview of our results of operations for the nine months ended December 31, 2025, and 2024:

Statement of Operations (in thousands)

	Nine Months Ended December 31,
	(Audited) 2025 ($)	(Unaudited) 2024 ($)	Change ($)	Percent Change
Revenue	869	941	(72)	(8)%
Cost of revenue	(572)	(476)	(96)	20%
Gross profit	297	465	(168)	(36)%
Selling, general, and administrative expenses	(4,121)	(3,841)	(281)	7%
Research and development expenses	(3,921)	(2,658)	(1,263)	48%
Operating loss	(7,745)	(6,034)	(1,712)	28%
Other income, net	3,599	110	3,490	3,173%
Loss before income taxes	(4,146)	(5,924)	1,778	(30)%
Income tax expense/benefit	-	-	-	-
Net loss attributable to common stockholders	(4,146)	(5,924)	1,778	(30)%

Revenue – Revenue was approximately $869 thousand and $941 thousand for the nine months ended December 31, 2025, and 2024, respectively. Revenue in both periods was primarily derived from our Life Sciences segment, which involved providing white-label manufactured products and sales of in-house products, among others. There is a decrease in revenue as our core focus is on advancing IGC-AD1, completing the CALMA trial, and developing MINT-AD for the early diagnosis of Alzheimer’s disease. In addition, there was a planned transition period associated with the disposition of the Company’s Vancouver manufacturing facility pursuant to the Favorable Contract between the Company and the Buyer. During this period, production and fulfilment activities were reduced as operations were transferred to the Buyer under the Favorable Contract. For more information, please refer to Note 7 – “Dispositions and Disposals”.

Cost of revenue – Cost of revenue amounted to approximately $572 thousand for the nine months ended December 31, 2025, compared to $476 thousand for the nine months ended December 31, 2024, this represents gross margins of 34% and 49%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Science segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to another based on the mix within the Life Sciences business between white label, private label, and branded products. There is insufficient revenue to model or project gross margins. In the near term, the Company expects gross margins to remain lower than historical levels as operations stabilize and supply chain arrangements are transitioned to third-party manufacturers. While the transition may result in a temporary reduction in gross margins, management believes the transaction provides long-term operational efficiencies and improved financial flexibility.

Selling, general, and administrative (SG&A) expenses –SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the nine months ended December 31, 2025, SG&A expenses increased by approximately $281 thousand or 7% to approximately $4.1 million as compared to approximately $3.8 million during the nine months ended December 31, 2024. The increase of $281 thousand is attributed to an increase in non-cash expenses of approximately $349 thousand related to share-based compensation and a one-time expense of approximately $25 thousand, partially offset by decreases in depreciation, investor relations, insurance, and Vancouver-related operating expenses.

Research and Development (R&D) expenses – R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $1.3 million or 48% to approximately $4 million during the nine months ended December 31, 2025, from approximately $2.7 million. It is primarily attributable to the progression of CALMA trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the CALMA trial on Alzheimer’s expands.

Other Income, net – Other net income increased by approximately $3.5 million or 3,173% during the nine months ended December 31, 2025. As a result, the total other income for the nine months ended December 31, 2025, and 2024, is approximately $3.6 million and $110 thousand, respectively. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales. Increase in other income is attributed to approximately $1.1 million profit from the disposition of assets and approximately $2.1 million non-cash benefit of disposal of subsidiary from the reclassification of accumulated foreign currency translation adjustments from accumulated other comprehensive income to earnings, please refer to Note -7 “Dispositions and Disposals”, and received the tax credit of approximately $262 thousand.

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

Pursuant to the Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, Co., Ltd., the Company successfully obtained a working capital credit facility totaling $12 million. In addition, the Company raised approximately $5.2 million in exchange for approximately 14 million shares, which includes the 2025 Share Purchase Agreements (“2025 SPAs”) with multiple investors, relating to the sale and issuance by our company to the investors of an aggregate of 3,583,330 shares of our common stock, for a total purchase price of $1,075,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPAs. The equity transactions and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations.

On October 27, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the Agent) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $60 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). As of December 31, 2025, the Company has sold approximately $4.5 million, gross under the Sales Agreement.

On September 29, 2025, the Company entered into the Sale Agreement, pursuant to which the Company sold assets associated with its Vancouver, Washington facility for approximately $2.7 million, subject to the satisfaction of certain closing conditions. The facility had previously generated an annual net cash outflow of approximately $600 thousand from fixed overhead and non-core manufacturing operations. The sale eliminates the recurring cash loss while preserving preferential supply rights that allow the Company to continue sourcing formulations at competitive pricing from 2027 onward. The Company also retains a contingent 10% interest in any future sale of the business by the Buyer. Please refer to Note 7 – “Dispositions and Disposals” and Item 5 – “Other Information”.

The Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP during the nine months ended December 31, 2025, which is approximately valued at $38 thousand as of December 31, 2025. The investment is classified as a short-term marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens.

The equity transactions and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placements and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful. The Company expects to raise further capital for its research and development initiatives as and when it is able to do so, in an ATM offering or private placement. In addition, there can be no assurance of the terms thereof, and any subsequent equity financing sought may have dilutive effects on our current shareholders. While there is no guarantee that we will be successful, we are applying to non-dilutive funding opportunities such as Small Business Research and Development programs. In addition, subject to limitations on the amount of capital that can be raised, the Company expects to utilize its shelf registration on a statement on Form S-3 to raise capital through at-the-market offerings or otherwise. Please refer to Note 13 – “Securities”, for more information.

The Company expects to raise capital for its trials as and when it is able to do so, but there can be no assurance thereof. In addition, there can be no assurance of the terms thereof, and any subsequent equity financing sought may have dilutive effects on our current shareholders. While there is no guarantee that we will be successful, we are applying to non-dilutive funding opportunities such as Small Business Research and Development programs. In addition, subject to limitations on the amount of capital that can be raised, the Company expects to utilize its shelf registration on Form S-3 to raise capital through at-the-market offerings or otherwise.

Please refer to Item 1A. “Risk Factors” for further information on the risks related to the Company.

	(in thousands, audited)
	As of December 31, 2025 ($)	As of March 31, 2025 ($)	Change ($)	Percent Change
Cash, cash equivalents	900	405	495	122%
Working capital	(366)	639	(1,005)	(157)%

Cash and cash equivalents

Cash and cash equivalents increased by approximately $495 thousand to $900 thousand in the nine months ended December 31, 2025, from $405 thousand as of March 31, 2025, an increase of approximately 122%. Working capital decreased by approximately $1.0 million to a deficit of $366 thousand as of December 31, 2025, from a positive balance of $639 thousand as of March 31, 2025, representing a decrease of approximately 157%. The decrease of approximately $684 thousand was primarily attributable to inventory associated with disposition of the Company's Vancouver, Washington manufacturing facility pursuant to the Favorable Contract, as described in Note 7 – 'Dispositions and Disposals' .

	(in thousands)
	Nine Months Ended December 31,
	2025 (Audited)	2024 (Unaudited)	Change	Percent
	($)	($)	($)	Change
Cash used in operating activities	(4,720)	(4,065)	(655)	16%
Cash (used in) provided by investing activities	(22)	(300)	278	(93)%
Cash provided by financing activities	5,225	3,646	1,579	43%
Effects of exchange rate changes on cash and cash equivalents	12	(9)	21	233%
Net decrease in cash and cash equivalents	495	(728)	1,223	(168)%
Cash and cash equivalents at the beginning of the period	405	1,198	(793)	(66)%
Cash and cash equivalents at the end of the period	900	470	430	91%

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2025, was approximately $4.7 million. It consists of a net loss of approximately $4.1 million, a negative impact on cash due to non-cash expenses of approximately $802 thousand, and a positive change in operating assets and liabilities of approximately $228 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $324 thousand, stock-based expenses of approximately $2.1 million, profit on sale of fixed assets of approximately $1.1 million, approximately $2.1 million non-cash benefit of disposal of subsidiary from the reclassification of accumulated foreign currency translation adjustments from accumulated other comprehensive income to earnings, and approximately $12 thousand unrealized loss from the short-term investments. In addition, changes in operating assets and liabilities had a positive impact of approximately $228 thousand on cash, of which a net positive impact of approximately $195 thousand is due to an increase in deposits and advances, and a negative impact of approximately $248 thousand is due to increase in accrued and other liabilities, a net positive impact of approximately $132 thousand is due to an increase in accounts payable, a net positive impact of approximately $87 thousand is due to an increase in operating lease asset, and net other current assets and liabilities of approximately $62 thousand.

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

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2025, was approximately $22 thousand, which is comprised of expenses of approximately $604 thousand for the acquisition and development of intangible assets, approximately $50 thousand for the investment in short term investment, and adjusted with approximately $632 thousand, net for the sale of property, plant, and equipment.

Net cash used in investing activities for the nine months ended December 31, 2024, was approximately $300 thousand, which is comprised of expenses of approximately $222 thousand for the acquisition and development of intangible assets, and approximately $78 thousand for the net purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was approximately $5.2 million for the nine months ended December 31, 2025, which is comprised of net proceeds from issuance of equity stock of approximately $5.2 million, and re-payment of the loan of approximately $3 thousand. Please refer to Note 13 – “Securities”, for more information.

Net cash provided by financing activities was approximately $3.6 million for the nine months ended December 31, 2024, which is comprised of net proceeds from issuance of equity stock of approximately $3.6 million, and offset by the re-payment of the loan of approximately $3 thousand. Please refer to Note13 – “Securities”, for more information.

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

We began implementing this policy during the nine months ended December 31, 2025. The timing, size, and type of investments will be based on prevailing market conditions, liquidity needs, and risk management considerations. These investments involve material risks, as discussed in Item 1A – “Risk Factors”.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material. For further information on significant accounting policies, see the discussion in Note 2 to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-KT.

Management believes that the following accounting policies are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Digital Asset Investments

During the nine months ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP, which was valued at approximately $38 thousand as of December 31, 2025. The investment is classified as a short-term marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens. Holdings in ETPs will be accounted for as equity securities under ASC 321, Investments – Equity Securities, and measured at fair value with changes recognized in earnings. Fair value will be determined using quoted prices in active markets (Level 1 inputs).

For direct holdings of digital assets, the Company will present in the notes a roll-forward of activity, including the opening balance, additions, dispositions, gains, and losses recognized during the period, and the ending balance, as well as any significant concentrations and restrictions.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (ASC 606). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

ASC 606 prescribes a 5-step process to achieve its core principle. The Company recognizes revenue from trading, rental, and product sales as follows:

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

Net sales disaggregated by significant products and services for the nine months ended December 31, 2025, and 2024, and twelve months ended March 31, 2025, are as follows:

	(in thousands) Nine Months Ended December 31, 2025 (Audited) ($)	(in thousands) Nine Months Ended December 31, 2024 (Unaudited) ($)	(in thousands) Twelve Months Ended March 31, 2025 (Audited) ($)
Wellness and lifestyle (1)	59	100	113
White labeling services (2)	810	841	1,158
Total	869	941	1,271

(1)	Revenue from wellness and lifestyle consists of the sale of products .

(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

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

During the nine months ended December 31, 2025, there was no impairment loss on PPE.

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

As of December 31, 2025, the Company capitalized approximately $1.4 million in software development costs. Please refer to Note 5, “Intangible Assets,” for more information.

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

	Period End Average Rate				Period End Rate
Period	(P&L rate)				(Balance sheet rate)
December 31, 2025	INR	87.34	Per	USD	INR	89.98	Per	USD

	COP	4,006	Per	USD	COP	3,770	Per	USD

March 31, 2025	INR	84.54	Per	USD	INR	85.45	Per	USD

	COP	4,140.74	Per	USD	COP	4,200	Per	USD

Cybersecurity

We have a cybersecurity policy in place and have implemented tighter cybersecurity measures to safeguard against hackers. Complying with these security measures and compliances is expected to incur further expenses. During the nine months ended December 31, 2025, and the twelve months ended March 31, 2025, there were no known or detected material breaches in cybersecurity.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IGC Pharma, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and March 31, 2025 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the nine months period ended December 31, 2025 and for the year ended March 31, 2025 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2025 and March 31, 2025, and the consolidated results of its operations and its cash flows for the nine months period ended December 31, 2025 and for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Chennai, India

March 18, 2026

UDIN: 26237830KZULXM2410

IGC Pharma, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2025 (Audited) ($)	March 31, 2025 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	900	405
Accounts receivable, net	12	34
Inventory	640	1,360
Short-term investment	38	-
Asset held for sale	-	702
Deposits and advances	200	395
Total current assets	1,790	2,896

Non-current assets:
Intangible assets, net	5,101	1,852
Property, plant and equipment, net	2,141	3,220
Claims and advances	669	681
Operating lease asset	11	98
Total non-current assets	7,922	5,851
Total assets	9,712	8,747
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,014	883
Accrued liabilities and others	1,142	1,374
Total current liabilities	2,156	2,257

Non-current liabilities:
Long-term loans	131	134
Other liabilities	-	16
Operating lease liability	2	10
Total non-current liabilities	133	160
Total liabilities	2,289	2,417

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of December 31, 2025, or March 31, 2025.
Common stock and additional paid-in capital, $0.0001 par value: 600,000,000 shares authorized; 95,038,026 and 80,878,058 shares issued and outstanding as of December 31, 2025, and March 31, 2025, respectively.	138,014	130,570
Accumulated other comprehensive loss	(5,701)	(3,496)
Accumulated deficit	(124,890)	(120,744)
Total stockholders’ equity	7,423	6,330
Total liabilities and stockholders’ equity	9,712	8,747

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

	Nine Months Ended December 31,		Twelve Months Ended March 31,
	2025 (Audited)	2024 (Unaudited)	2025 (Audited)
	($)	($)	($)

Revenue	869	941	1,271
Cost of revenue	(572)	(476)	(652)
Gross profit	297	465	619
Selling, general, and administrative expenses	(4,121)	(3,841)	(4,410)
Research and development expenses	(3,921)	(2,658)	(3,655)
Operating loss	(7,745)	(6,034)	(7,446)
Other income, net	3,599	110	325
Loss before income taxes	(4,146)	(5,924)	(7,121)
Income tax expense	-	-	-
Net loss attributable to common stockholders	(4,146)	(5,924)	(7,121)
Foreign currency translation adjustments	(40)	(36)	(30)
Comprehensive loss	(4,186)	(5,960)	(7,151)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	(0.08)	(0.09)
Weighted-average number of shares used in computing net loss per share amounts:	88,851,556	75,494,270	76,517,175

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of April 1, 2024	66,691	124,409	(113,665)	(3,423)	7,321
Common stock-based compensation & expenses, net	-	1,709	-	-	1,709
Share money received but not allotted	-	200	-	-	200
Issuance of common stock through offering (net of expenses)	14,187	4,252	-	-	4,252
Other adjustments	-	-	43	(43)	-
Net loss	-	-	(7,122)	-	(7,122)
Foreign currency translation adjustments	-	-	-	(30)	(30)
Reclassification due to liquidation of Subsidiaries	-	-	-	-	-
Balances as of March 31, 2025	80,878	130,570	(120,744)	(3,496)	6,330

Balances as of April 1, 2025	80,878	130,570	(120,744)	(3,496)	6,330
Common stock-based compensation & expenses, net	-	2,215	-	-	2,215
Share money received but not allotted	-	234	-	-	234
Issuance of common stock through offering (net of expenses)	14,160	4,995	-	-	4,995
Other adjustments	-	-	-	-	-
Net loss	-	-	(4,146)	-	(4,146)
Foreign currency translation adjustments	-	-	-	(40)	(40)
Reclassification due to liquidation of Subsidiaries	-	-	-	(2,165)	(2,165)
Balances as of December 31, 2025	95,038	138,014	(124,890)	(5,701)	7,423

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,		Twelve Months Ended March 31,
	2025 (Audited) ($)	2024 (Unaudited) ($)	2025 (Audited) ($)
Cash flows from operating activities:
Net loss	(4,146)	(5,924)	(7,121)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	324	464	618
Provision for bad debt	-	-	13
Impairment of assets	-	-	152
Common stock-based compensation and expenses, net	2,108	1,185	1,640
Other non-cash items	(3,234)	(14)	(25)

Changes in:
Accounts receivable, net	22	(10)	(8)
Inventory	36	107	180
Deposits and advances	195	(190)	(187)
Claims and advances	11	7	7
Accounts payable	132	62	106
Accrued and other liabilities	(248)	251	(196)
Operating lease asset	87	69	100
Operating lease liability	(7)	(72)	(74)
Net cash used in operating activities	(4,720)	(4,065)	(4,795)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(49)	(94)	(112)
Sale of property, plant, and equipment	681	16	40
Investment in short-term investments	(50)	-	-
Acquisition and development of intangible assets	(604)	(222)	(370)
Net cash from (used) in investing activities	(22)	(300)	(442)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	5,228	3,649	4,454
Repayment of long-term loan	(3)	(3)	(3)
Net cash provided by financing activities	5,225	3,646	4,451

Effects of exchange rate changes on cash and cash equivalents	12	(9)	(7)
Net increase (decrease) in cash and cash equivalents	495	(728)	(793)
Cash and cash equivalents at the beginning of the period	405	1,198	1,198
Cash and cash equivalents at the end of the period	900	470	405

Supplementary information:
Other non-cash items:
Profit from the shutdown of subsidiaries	2,165	-	-
Profit on Disposition of Assets	1,058	-	-
Profit on sales of PPE	23	14	25
Unrealized loss on short-term investments	(12)	-	-

The accompanying notes should be read in connection with these consolidated financial statements.

IGC Pharma, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Transition Period ended December 31, 2025

Unless the context requires otherwise, all references in this report to “IGC,” “we,” “our,” and “us” refer to IGC Pharma, Inc., together with our subsidiaries.

NOTE 1 – NATURE OF OPERATIONS

IGC Pharma is a clinical-stage biotechnology Company focused on the development of novel therapeutic candidates for neuropsychiatric and neurodegenerative disorders, with a primary emphasis on Alzheimer’s disease. Our core strategy is to address high-burden symptoms and underlying disease mechanisms through differentiated pharmaceutical formulations, supported by targeted clinical development and data-driven research approaches.

Our lead product candidate, IGC-AD1, is currently being evaluated in the CALMA clinical trial for the treatment of agitation in Alzheimer’s dementia, a neuropsychiatric condition affecting a substantial proportion of patients and associated with significant patient distress, caregiver burden, and healthcare utilization. In addition to symptom management, preclinical studies of IGC-AD1 suggest activity against biological pathways associated with Alzheimer’s disease pathology, supporting its potential evaluation in broader disease-modifying contexts.

Beyond IGC-AD1, our development pipeline includes additional early-stage therapeutic candidates targeting Alzheimer’s disease mechanisms, including TGR-63 and other investigational compounds currently in preclinical evaluation. These programs are intended to expand our long-term development portfolio while maintaining a disciplined focus on clinical execution and capital efficiency.

The Company is also developing MINT-AD, a proprietary, artificial intelligence, enabled data platform designed to support risk stratification and longitudinal assessment in Alzheimer’s disease using multimodal datasets. MINT-AD is intended as a clinical and research decision-support tool and is not currently approved as a diagnostic device.

We operate as a clinical-stage organization and do not currently generate revenue from pharmaceutical product sales. Our limited revenue to date has primarily been derived from life sciences related activities outside of our core drug development programs. Our operations are funded through equity financings, debt facilities, and strategic capital allocation, and we expect to continue to incur operating losses as we advance our clinical and research programs.

As of December 31, 2025, the Company had the following operating subsidiaries: HH Processors, LLC, IGC Pharma IP, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially owned subsidiary IGC Pharma SAS. During the nine months ended December 31, 2025, the Company shut down a few of its non-operating subsidiaries, which had a negligible impact on the financial statements. The Company’s fiscal year is the 52- or 53-week period that ends on December 31. The Company’s principal office is in Maryland, and it is a Maryland corporation established in 2005. Additionally, the Company has offices in Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year End and Transition Period

On December 30, 2025, the Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31, effective December 31, 2025. As a result of this change, the Company is filing this Transition Report on Form 10-KT for the nine-month transition period from April 1, 2025, through December 31, 2025 (the “Transition Period”).

The Company’s fiscal year ended March 31, 2025. Beginning January 1, 2026, the Company’s fiscal year will end on December 31.

The accompanying consolidated financial statements are presented for the Transition Period and, for comparative purposes, for the nine months ended December 31, 2024. The accompanying consolidated balance sheets are presented as of December 31, 2025, and March 31, 2025. The results for the Transition Period are not necessarily comparable to results for a full fiscal year.

a) Principles of consolidation

The consolidated financial statements include the accounts of the Company and all its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements. Upon liquidation of foreign subsidiaries, the cumulative translation adjustment of $2.2 million was reclassified from accumulated other comprehensive loss to accumulated deficit through earnings. (ASC 830-30-40-1).

b) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

d) Cost of Revenue

Our cost of revenue includes costs associated with in-house and outsourced distribution, labor expenses, components, manufacturing overhead, and freight for our products division. In our products division, the cost of revenue also includes the cost of refurbishing or repackaging, if required, on products returned by customers that will be offered for resale.

e) Loss per Share

The computation of basic loss per share for the nine months ended December 31, 2025, excludes potentially dilutive securities of approximately 22,063,145 shares, which includes share options, unvested shares such as restricted shares and restricted share units granted to employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the nine months ended December 31, 2025, and 2024, used for the computation of basic loss per share (“EPS”), is 88,851,556 and 75,494,270, respectively. The weighted average number of shares outstanding for the twelve months ended March 31, 2025, and 2024, used for the computation of basic loss per share (“EPS”), is 76,517,175 and 58,839,868, respectively. Due to the loss incurred during the nine months ended December 31, 2025, and 2024, and the twelve months ended March 31, 2025, and 2024, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

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

For the nine months ended December 31, 2025, and 2024, and the twelve months ended March 31, 2025, the Company incurred net losses of approximately $4.1 million and $5.9 million, and approximately $7.1 million, respectively. During the nine months ended December 31, 2025, the Company raised approximately $5.2 million through private placements and an at-the-market offering program. The at-the-market program and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. The Company has taken several steps to extend its operational runway, including narrowing its strategic focus to Life Sciences, limiting investment in non-core infrastructure operations, and managing expenses related to clinical development with a disciplined approach. While management believes these actions improve the Company’s financial position, there can be no assurance that additional financing will be available on acceptable terms, or at all.

During the nine months ended December 31, 2025, the Company entered into the 2025 Share Purchase Agreements (2025 SPAs) with multiple investors, relating to the sale and issuance by our company to the investors of an aggregate of 3,583,330 shares of our common stock, for a total purchase price of $1,075,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPAs. The investments are subject to customary closing conditions, including NYSE approval.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including the resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely to be realized upon settlement. As of December 31, 2025, and March 31, 2025, there was no significant liability for income tax associated with unrecognized tax benefits.

During the nine months ended December 31, 2025, the Company received a tax credit of approximately $262 thousand, which has been recorded as other income in the accompanying consolidated statements of operations. The credit relates to qualifying expenditures under applicable federal tax incentive programs. The Company has submitted additional claims and expects to receive approximately $349 thousand in tax credits. However, there can be no assurance as to the timing or certainty of receipt, as the claims are subject to review and approval by the Internal Revenue Service (“IRS”). The Company will recognize any additional credits as income when collection is deemed probable in accordance with applicable accounting standards.

h) Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $12 thousand of accounts receivable as of December 31, 2025, as compared to $34 thousand of accounts receivable, net of provision for doubtful debt of $12 thousand as of March 31, 2025.

i) Cash and cash equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank accounts in the U.S., India, and Colombia, which at times may exceed applicable insurance limits. The cash and cash equivalents of the Company as of December 31, 2025, and March 31, 2025, were approximately $900 thousand and $405 thousand, respectively.

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

Investments are initially measured at cost, which is the fair value of the consideration given for them, including transaction costs. Where the Company’s ownership interest is in excess of 20%, and the Company has a significant influence, the Company has accounted for the investment based on the equity method in accordance with ASC Topic 323, “Investments – Equity method and Joint Ventures.” Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations, and its share of post-acquisition movements in accumulated other comprehensive income / (loss) is recognized in other comprehensive income / (loss). Where the Company does not have significant influence, the Company has accounted for the investment in accordance with ASC Topic 321, “Investments-Equity Securities.”

As of December 31, 2025, the Company has approximately $50 thousand in a U.S.-listed digital asset through an ETP during the nine months ended December 31, 2025, which is approximately valued at $38 thousand as of December 31, 2025.

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

Upon retirement or disposition, cost and related accumulated depreciation of the PP&E are de-recognized, and any gain or loss is reflected in the results of the operation. The cost of additions and substantial improvements to property and equipment are capitalized. The cost of maintenance and repairs of the property and equipment are charged to operating expenses as incurred. Please refer to “Note 6 – Property, Plant, and Equipment” for more information.

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

m) Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable, and unbilled accounts receivable, if any. The Company places its cash investments in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral. During the nine months ended December 31, 2025, sales were spread across customers in Asia and the U.S., and the credit concentration risk is low.

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

o) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment and/or remediation can be reasonably estimated. We record associated legal fees as incurred. Information regarding our commitments and contingencies is incorporated by reference in Note 12, “Commitments and contingencies” of this Transition Report on Form 10-KT.

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

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite-lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

The Company intends to capitalize trademarks and related expenses exceeding $2,500 per trademark. Management may also capitalize trademarks and related expenses up to $2,500 per trademark based on its potential and benefit in the coming years.

ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-08, which requires certain crypto assets to be measured at fair value with changes recognized in net income each reporting period. The amendments also require separate presentation of crypto assets measured at fair value and provide for additional disclosure requirements, including a roll-forward of activity, cost basis, and any restrictions. The standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted.

Subject to the provisions of ASU 2023-08, although the Company did not hold any crypto assets directly, the Company adopted ASU 2023-08 in the first quarter of fiscal 2025 and will apply its provisions to any direct holdings of in-scope crypto assets. The Company does not expect the adoption to have a material impact on its consolidated financial statements at the date of adoption, but the presentation of any crypto asset holdings will be subject to the measurement and disclosure requirements of the new standard.

During the nine months ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an exchange-traded product (“ETP”) as part of its treasury diversification strategy, which is approximately valued at $38 thousand and accounted under Short-term investment. For more information, please refer to Note 15 - “Fair Value of Financial Instruments”.

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

As of December 31, 2025, the Company capitalized approximately $1.4 million in software development costs. For more information, please refer to Note 5, “Intangible Assets”.

s) Inventory

Inventory is valued at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory consists of finished goods related to wellness products, hand sanitizers, finished hemp-based products, and beverages. Work-in-progress consists of products in the manufacturing process as on reporting date, including but not limited to primary cost. Inventory is primarily accounted for using the weighted average cost method. Primary costs include raw materials, packaging, direct labor, overhead, shipping, and the depreciation of manufacturing equipment. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of December 31, 2025, and March 31, 2025, our consolidated balance sheet reported approximately $392 thousand of clinical trial-related inventory, respectively.

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

The Company reviews cybersecurity risks on an ongoing basis and implements technical and administrative controls in line with applicable data protection standards. As of December 31, 2025, the Company had not capitalized any cybersecurity-related development costs, and no material cybersecurity incidents have been identified.

u) Research and Development Expenses

Research and development (“R&D”) expenses include costs incurred to develop the Company’s clinical-stage drug candidates, including IGC-AD1 and other investigational therapies. These costs consist primarily of:

●	Clinical trial site payments

●	Contract research organization (“CRO”) fees

●	Employee compensation for R&D personnel

●	Regulatory and medical affairs consulting

●	Laboratory supplies and materials

●	Preclinical studies and formulation development

R&D expenses are expensed as incurred in accordance with ASC 730. Non-refundable advance payments for goods or services that will be used in future R&D activities are deferred and recognized as the related goods or services are received. During the nine months ended December 31, 2025, and 2024, the Company recorded research and development expenses of approximately $3.9 million and $2.7 million, respectively.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of December 31, 2025.

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

w) Recently issued and adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about reportable segment expenses. The Company adopted ASU 2023-07 for its fiscal year ended March 31, 2025. As the Company operates as a single reportable segment, the adoption did not have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which requires certain crypto assets to be measured at fair value with changes recognized in net income each reporting period. The Company adopted ASU 2023-08 in the first quarter of fiscal 2025. The adoption did not have a material impact on the Company's consolidated financial statements. See Note 2(q) for the Company's accounting policy related to digital asset investments.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures about the effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disaggregation of certain expense line items. The ASU is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of ASU 2024-03 but does not expect it to have a material impact on its consolidated financial statements.

Newly issued ASUs not discussed above are not expected to have a material impact on the Company's consolidated financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

NOTE 3 – INVENTORY

	(in thousands)
	As of December 31, 2025 ($)	As of March 31, 2025 ($)
Raw materials	446	1,104
Finished goods	194	256
Total	640	1,360

During the nine months ended December 31, 2025, the nine months ended December 31, 2024 and the twelve months ended March 31, 2025, the Company wrote off approximately $17 thousand, $50 thousand and $217 thousand, respectively, of inventory due to abnormal loss, NRV adjustment, product expiration, idle facility expense, freight, handling costs, scrap, and wasted material (spoilage). This charge was recorded in Selling, general, and administrative expenses. In addition, the Company adjusted approximately $684 thousand of inventory associated with its Vancouver, Washington manufacturing operations as part of the Favorable Contract, described in Note 7 – “Dispositions and Disposals”.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of December 31, 2025, and March 31, 2025, our consolidated balance sheet reported approximately $392 thousand of clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of December 31, 2025 ($)	As of March 31, 2025 ($)
Advances to suppliers and consultants	13	10
Other receivables and deposits	63	43
Prepaid expense and other current assets	124	342
Total	200	395

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $62 thousand in statutory advances as of December 31, 2025, and approximately $49 thousand as of March 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)
	December 31, 2025 ($)			March 31, 2025 ($)
Intangible Assets	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized Assets
Patents	657	(226)	431	530	(183)	347
Other intangibles	34	(24)	10	34	(22)	12
Total amortized intangible assets	691	(249)	441	564	(205)	359
Unamortized Assets
Favorable Contract	2,700	-	2,700	-	-	-
Software development cost	1,398	-	1,398	863	-	863
Patents	557	-	557	625	-	625
Other intangibles	5	-	5	5	-	5
Total unamortized intangible assets	4,660	-	4,660	1,493	-	1,493
Total Intangible Assets	5,351	(249)	5,101	2,057	(205)	1,852

The gross amount of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries, along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patents and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the nine months ended December 31, 2025, the nine of months ended December 31, 2024 and the twelve months ended March 31, 2025, amounted to approximately $42 thousand, $54 thousand and $51 thousand, respectively.

During the nine months ended December 31, 2025, the Company recognized approximately $2.7 million of intangible assets representing preferential supply rights and other contractual benefits as a “Favorable Contract” received in connection with the sale of assets associated with the Vancouver facility. The intangible assets were recognized as consideration received in a non-monetary exchange under ASC 845-10 and are being amortized in a pattern that reflects the economic benefit of the intangible asset is consumed over their estimated useful life of three years, commencing in calendar year 2028. Please refer to Note 7 – “Dispositions and Disposals”.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period, and concluded that, as of December 31, 2025, there was no impairment.

Estimated amortization expense	(in thousands) ($)
For the year ended 2026	63
For the year ended 2027	69
For the year ended 2028	76
For the year ended 2029	84
For the year ended 2030	93

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of December 31, 2025 ($)	As of March 31, 2025 ($)
Buildings and facilities	25	1,525	2,341
Plant and machinery	5-20	1,932	3,087
Computer equipment’s	3	96	187
Office equipment’s	3-5	145	144
Furniture and fixtures	5	56	96
Vehicles	5	57	58
Total gross value		3,811	5,913
Less: Accumulated depreciation		(1,670)	(2,693)
Total property, plant, and equipment, net		2,141	3,220

The depreciation expense in the nine months ended December 31, 2025, the nine months ended December 31, 2024 and in the twelve months ended March 31, 2025, amounted to approximately $282 thousand, $431 thousand and $567 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation and the gross carrying amount of property, plant, and equipment decreased by approximately $1.1 million, net of accumulated depreciation, primarily due to the transfer of certain assets associated with the Vancouver, Washington facility to the Buyer under the Favorable Contract, please refer to Note 7 – “Dispositions and Disposals”. In addition, the Company focused on liquidating all non-operating assets to reduce costs and generate cash. For more information, please refer to Note 16 – “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

Asset Held for Sale

During the nine months ended December 31, 2025, the Company sold Nagpur land to buyers for a net value of approximately $702 thousand. Ownership and possession of the land were transferred to the buyers.

NOTE 7 – DISPOSITIONS AND DISPOSALS

Disposition of Assets

On September 29, 2025, HH Processors LLC (formerly Holi Hemp LLC), a wholly owned subsidiary of the Company, entered into a Sale of Assets and Manufacturing Agreement (the “Favorable Contract”) with Wellness Essentials Northwest LLC (the “Buyer”) to sell certain equipment, inventory, and related operating assets of its Vancouver, Washington facility.

Under the Sale Agreement, the Buyer assumed certain employees and leased obligations. The Company retains (i) preferential supply rights for specific formulations produced by the Buyer and (ii) a contingent right to receive 10 percent of net proceeds if the Buyer sells the business within five years, which is recorded as a “Favorable Contract” in intangible assets. Please refer to Note 5 – “Intangible Assets”.

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

In addition, the Company spent approximately $113 thousand during the nine months ended December 31, 2025, to facilitate a smooth transition of the facility to the buyer.

After these adjustments, the net effect of the transaction was a nominal gain of approximately $1.1 million for the nine months ended December 31, 2025.

The transaction did not constitute a discontinued operation under ASC 205-20 and does not represent a strategic shift for the Company.

Disposal of Subsidiaries

During the nine months ended December 31, 2025, the Company completed the dissolution of its wholly owned, non-operative subsidiaries IGC Materials Private Limited (“IGC-MPL”) and India Mining and Trading Private Limited (“IGC-IMT”). The dissolutions were part of the Company’s strategic realignment to focus resources entirely on its core clinical-stage pharmaceutical development activities. These entities were not engaged in revenue-generating activities or core development programs at the time of dissolution.

The Company recognized a gain on disposal of approximately $2.1 million in the nine months ended December 31, 2025, which is included in “Other income, net” in the consolidated statements of operations. This gain represents the reclassification of accumulated foreign currency translation adjustments from accumulated other comprehensive income (loss) to earnings upon substantial liquidation of the entities, as required by ASC 830-30-40-1. The Company did not receive any cash or other consideration in connection with the dissolutions. Both entities had minimal net assets at the time of dissolution.

The disposal gain had a significant impact on the Company’s reported results for the nine months ended December 31, 2025. Approximately $2.1 million non-cash gain reduced the Company’s net loss for the period. Excluding this one-time gain, the Company’s net loss from operations would have been approximately $6.3 million compared to the reported net loss of approximately $4.1 million. The Company does not expect these dissolutions to have a material ongoing impact on its consolidated results of operations, financial condition, or cash flows, as the entities were not actively contributing to operations.

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of December 31, 2025 ($)	As of March 31, 2025 ($)
Claims receivable (1)	667	680
Non-current deposits	2	1
Total	669	681

(1)	The claims receivable are due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes that collecting the amount within the next 12 months will be challenging due to the time required for such proceedings.

NOTE 9 – LEASES

The Company has leases primarily for office space. As of December 31, 2025, the Company had one short-term lease and one operating lease with a remaining term greater than 12 months. Short-term lease expense for the nine months ended December 31, 2025, and the year ended March 31, 2025, was approximately $37 thousand and $39 thousand, respectively. Operating lease cost for the nine months ended December 31, 2025, and the year ended March 31, 2025, was approximately $7 thousand and $135 thousand, respectively.

	(in thousands) As of December 31, 2025 ($)	(in thousands) As of March 31, 2025 ($)
Operating lease costs	7	135
Short-term lease costs	37	39
Total lease costs	44	174

Right-of-use assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	(in thousands)	(in thousands)
	As of December 31, 2025 ($)	As of March 31, 2025 ($)
Assets
Operating lease asset	11	98
Total lease assets	11	98

Liabilities
Current liabilities:
Accrued liabilities and others (current portion – operating lease liability)	9	93
Noncurrent liabilities:
Operating lease liability (non-current portion – operating lease liability)	2	10
Total lease liability	11	103

Supplemental cash flow and non-cash information related to leases is as follows:	(in thousands) As of December 31, 2025 ($)	(in thousands) As of March 31, 2025 ($)
Cash paid for amounts included in the measurement of lease liabilities
–Operating cash flows from operating leases	6	129
Right-of-use assets obtained in exchange for operating lease obligations	11	98

As of December 31, 2025, the following table summarizes the maturity of our lease liabilities:

Dec-26	9
Dec-27	2
Dec-28	-
Dec-29	-
Less: Present value discount	-
Total Lease liabilities	11

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of December 31, 2025 ($)	As of March 31, 2025 ($)
Compensation and other contributions	407	160
Provision for expenses	200	117
Short-term lease liability	9	94
Other current liability	526	1,003
Total	1,142	1,374

Compensation and other contribution-related liabilities consist of accrued salaries and bonuses to employees. In addition, the provision for expenses includes provision for legal, professional, and marketing expenses. Other current liabilities also include statutory payables of approximately $29 thousand and $19 thousand as of December 31, 2025, and March 31, 2025, respectively, and approximately $3 thousand and approximately $3 thousand of short-term loans as of December 31, 2025, and March 31, 2025, respectively. In addition, Other current liabilities also consist of a working capital loan of approximately $146 thousand from Ms. Claudia Grimaldi, the Company’s Principal Financial Officer. For more information, please refer to Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of December 31, 2025:

On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the nine months ended December 31, 2025, the interest expense and principal payment for the EIDL were approximately $4 thousand and $3 thousand, respectively. For the nine months ended December 31, 2024, the interest expense and principal payment for the EIDL were approximately $4 thousand and $3 thousand, respectively. As of December 31, 2025, approximately $131 thousand of the loan is classified as Long-term loans and approximately $3 thousand as Short-term loans.

On June 24, 2025, the Company entered into an amendment to the Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, Co., Ltd. The amendment extends the term of the Credit Agreement, which was set to expire, under the same terms and conditions as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 2, 2024, with the exception of i) a reduction in the facility fees from $84,000 to $48,000 and ii) interest, calculated according to the interest rate mentioned in the Certificate of Deposit, as the case may be, plus an applicable margin of 1.2%, instead of 1%. All other material terms of the Credit Agreement remain unchanged.

Other Liability:

	(in thousands)
	As of December 31,
	2025 ($)	2024 ($)
Statutory reserve	-	16
Total	-	16

The statutory reserve is a gratuity reserve for employees in our subsidiaries in India.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2025, except as disclosed in Item 3 – Legal Proceedings and Note 19 – Subsequent Events.

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

NOTE 13 – SECURITIES

As of December 31, 2025, the Company was authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share, and 95,038,026 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of December 31, 2025.

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

On September 25, 2024, the Company entered into the Share Purchase Agreement (the “September 2024 SPA”) with Moran Global Strategies, Inc., a Virginia corporation (“MGS”), which is owned by James Moran, an independent director of IGC, relating to the sale and issuance by our Company to the investors of an aggregate of 588,235 shares of our common stock, for a total purchase price of $200,000 or $0.34 per share, subject to the terms and conditions set forth in the September 2024 SPA.

During the nine months ended December 31, 2025, the Company entered into Share Purchase Agreements (the “2025 SPAs”) with multiple investors, relating to the sale and issuance by our company to investors of an aggregate of 3,583,330 shares of our common stock, for a total purchase price of $1,075,000, or $0.30 per share, subject to the terms and conditions set forth in the 2025 SPAs. The investments are subject to customary closing conditions, including NYSE approval.

NOTE 14 – STOCK-BASED COMPENSATION

As of December 31, 2025, approximately 8.5 million restricted share units (“RSUs”) fair valued at approximately $4.6 million with a weighted average value of $0.55 per share, have been granted but not yet issued from different Incentive Plans and Grants.

Additionally, options held by advisors and directors to purchase approximately 13.6 million shares of common stock, fair valued at approximately $4.2 million with a weighted average of $0.31 per share, which have been granted but are to be issued over an exercise period between Fiscal 2023 and Fiscal 2028. Options granted and issued before the vesting period are expensed when issued.

The above awards include approximately 4.7 million RSUs and 4.1 million options granted to employees and directors, which consist of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based awards are accounted for upon certification by the Company’s management, confirming the probability of achievement of milestones. As of December 31, 2025, the Company’s management confirmed that six milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

The options are fair valued using a Black-Scholes Pricing Model, and market-based RSU are valued based on a lattice model with the following assumptions:

	Granted in Nine Months Ended December 31, 2025	Granted in Twelve Months Ended March 31, 2025
Expected life of options	10 years	5 years
Vested options	100%	100%
Risk free interest rate	4.14%	3.93%
Expected volatility	211%	171%
Expected dividend yield	Nil	Nil

The expense associated with share-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the nine months ended December 31, 2025, the Company’s share-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $717 thousand and $1.4 million, respectively. For the nine months ended December 31, 2024, the Company’s share-based expenses and option-based expenses shown in Selling, general, and administrative expenses (including research and development) were $815 thousand and $435 thousand, respectively.

For the twelve months ended March 31, 2025, the Company’s share-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $1 million and $590 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of March 31, 2025	5,796	0.61
Granted	1,445	0.31
Vested	(1,014)	0.33
Cancelled/Forfeited	(80)	0.30
Non-vested shares as of December 31, 2025	6,147	0.62

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of March 31, 2025	3,182	0.25	0.34
Granted	9,440	0.32	0.34
Vested	(1,390)	0.25	0.20
Cancelled/forfeited	-	-	-
Options outstanding as of December 31, 2025	11,232	0.32	0.32

There was a combined unrecognized expense of $3.8 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 (four) years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2025, the Company’s marketable securities consist of liquid funds, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the cost method.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025, and March 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of December 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	893	-	-	893	893	-
Marketable Debt Funds	-	-	-	-	-	-
Marketable Securities	50	-	12	38	-	38

Level 2
Certificates of Deposit	7	-	-	7	7	-
Level 3	-	-	-	-	-	-
TOTAL	950	-	12	938	900	38

As of March 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Short Term Investments ($)
Level 1
Cash	368	-	-	368	368	-
Marketable Debt Funds	-	-	-	-	-	-
Marketable Securities	-	-	-	-	-	-

Level 2
Certificates of Deposit	37	-	-	37	37	-
Level 3	-	-	-	-	-	-
TOTAL	405	-	-	405	405	-

NOTE 16 – INCOME TAXES

The Company calculates its provision for foreign, and U.S. federal income taxes based on the current tax law. As the Company maintains a full valuation allowance against its deferred tax assets, there is no income tax expense recorded related to this change other than the Federal AMT credit which are refundable due to the passage of tax reform.

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary.

Income tax expense/(benefit) for the nine months ended December 31, 2025, and twelve months ended March 31, 2025, respectively, consists of the following:

	Nine Months Ended December 31, (in thousands)	Twelve Months Ended March 31, (in thousands)
Income Tax Expense
	2025	2025
	(Audited)	(Audited)
	($)	($)
Net income loss before tax	(4,146)	(7,121)
Tax rate	21%	21%

Expected income tax recovery	(871)	(1,495)
Impact of tax rate differences in foreign jurisdictions	135	(72)
Tax rate changes and other adjustments	(910)	(2,305)
Permanent differences	-	-
Change in valuation allowance	1,646	3,872
	-	-

The significant components of deferred income tax expense/(benefit) from operations before non-controlling interest for the nine months ended December 31, 2025, and twelve months ended March 31, 2025, are approximated as follows:

	Nine Months Ended December 31, (in thousands)	Twelve Months Ended March 31, (in thousands)
Deferred income taxes
	2025	2024
	(Audited)	(Audited)
	($)	($)
Net operating loss carry-forwards foreign	181	332
Non-capital loss carry-forwards – U.S.	20,774	18,365
Temporary differences	(202)	427

Net deferred tax asset	20,753	19,124
Valuation allowance	(20,753)	(19,124)
	-	-

The table below sets forth the details of expiration of the non-financial carried forward losses of the Company as of December 31, 2025, as under:

Year	Amount (in thousands) ($)
2026	2
2027	2
2028	2
2029	15
2030	38
2031	3,088
2032	4,285
2033	857
2034	1,461
2035	1,735
2036	1,176
2037	819
No expiry	1,256
No expiry	4,132
No expiry	7,932
No expiry	8,841
No expiry	14,966
No expiry	8,552
No expiry	6,884
No expiry	21,848
No expiry	11,627
Total	99,516

Realization of deferred tax assets, including those related to net operating loss carry forwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current operating results management cannot conclude that it is more likely than not that such assets will be realized. The Company files income tax returns in India, Colombia, and the U.S.

NOTE 17 – REVENUE RECOGNITION

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

Net sales disaggregated by significant products and services for the nine months ended December 31, 2025, and 2024, and twelve months ended March 31, 2025, respectively, are as follows:

	(in thousands) Nine Months Ended December 31, 2025 (Audited) ($)	(in thousands) Nine Months Ended December 31, 2024 (Unaudited) ($)	(in thousands) Twelve Months Ended March 31, 2025 (Audited) ($)
Wellness and lifestyle (1)	59	100	113
White labeling services (2)	810	841	1,158
Total	869	941	1,271

(1)	Revenue from wellness and lifestyle consists of the sale of products.

(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

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

The Company operates as a single reportable operating segment: Life Sciences. The Company's CODM (CEO) evaluates all operations on a consolidated basis. Prior to fiscal year 2025, the Company reported two operating segments: Life Sciences and Infrastructure. Effective fiscal year 2025, the Company no longer separately reports Infrastructure as an operating segment, as the CODM evaluates all operations on a consolidated basis within the Life Sciences segment.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segments:

	(in thousands) Nine Months Ended December 31, 2025 (Audited) ($)	(in thousands) Nine Months Ended December 31, 2024 (Unaudited) ($)	(in thousands) Twelve Months Ended March 31, 2025 (Audited) ($)
Segment
Life Sciences segment	869	941	1,271
Total	869	941	1,271

2) The table below shows the attributes to the country of domicile (U.S.) and foreign countries. Revenue is generally attributed to the geographic location of customers:

			(in thousands)
Segments	Country	Nine Months Ended December 31, 2025 (Audited) ($)	Nine Months Ended December 31, 2024 (Unaudited) ($)	Twelve Months Ended March 31, 2025 (Audited)

America	U.S.	869	939	1,269
	Colombia	-	2	2
Total		869	941	1,271

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of December 31, 2025 ($)
Intangible assets, net	5,101	-	5,101
Property, plant, and equipment, net	2,073	68	2,141
Claims and advances	410	259	669
Operating lease asset	-	11	11
Total non-current assets	7,584	338	7,922

	(in thousands)
Nature of Assets	U.S. (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2025 ($)
Intangible assets, net	1,852	-	1,852
Property, plant, and equipment, net	3,171	49	3,220
Claims and advances	410	271	681
Operating lease asset	80	18	98
Total non-current assets	5,513	338	5,851

NOTE 19 – SUBSEQUENT EVENTS

1)	On March 5, 2026, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Vanquish Funding Group Inc, a Virginia corporation (“VFG” or the “Holder”). Pursuant to the terms of the Purchase Agreement, the Company issued a Promissory Note (the “Note”) to VFG with a total principal amount of $353,050, which includes an original issue discount of $46,050. The aggregate purchase price paid by VFG for the Note is $307,000.

2)	The Company, through its wholly owned subsidiary, entered into a loan agreement with ODK Capital, LLC (“On Deck”), pursuant to which the Company received approximately $219,000 in financing (the “On Deck Loan”). The On Deck Loan bears interest and is repayable in accordance with the terms and conditions set forth in the loan agreement, including scheduled periodic payments. The proceeds of the On Deck Loan are expected to be used for working capital, clinical trials, and other corporate purposes.

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

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

(c) Changes in internal control over financial reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during transition period ending December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the Transition Period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers and directors

The names, ages, and positions of our executive officers and directors as of December 31, 2025, were as follows:

Name	Class	Age	Position	Director Since	Term will Expire
Ram Mukunda	C	67	President, Chief Executive Officer, and Director	2005	2028
Richard Prins	B	69	Chairman of the Board of Directors, and Independent Director	2007	2027
James Moran	C	81	Independent Director	2022	2028
Terry L. Lierman	B	78	Independent Director	2024	2027
Claudia Grimaldi	A	55	Vice President, Principal Financial Officer, Chief Compliance Officer, and Director	2022	2026

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Ram Mukunda has served as Founder, Director, CEO, and President since the inception. He is responsible for general management and, over the past 11 years, has been largely responsible for the Company’s strategy and positioning in the pharmaceutical industry. He has been the chief inventor and architect of most of the Company’s patent filings and the thrust into R&D and medical trials, which support the Company’s desire to bring low-cost medications that address diseases and ailments that affect humankind. Prior to IGC, from January 1990 to May 2004, Mr. Mukunda served as Founder and CEO of Startec Global Communications, which he took public in 1997 on NASDAQ. Prior to Startec, he served as a Strategic Planning Advisor at Intelsat, a communications satellite services provider and prior to that worked in the bond market for a boutique firm on Wall Street. Mr. Mukunda serves as an Emeritus member on the Board of Visitors at the University of Maryland, School of Engineering. From 2001 to 2003, he was a Council Member at Harvard’s Kennedy School of Government, Belfer Center of Science and International Affairs. Mr. Mukunda is the recipient of several awards including, among others, the 2013 University of Maryland’s International Alumnus of the year award, the 2001 Distinguished Engineering Alumnus Award, the 1998 Ernst & Young, LLP’s Entrepreneur of the Year Award. He holds a B.S. degree in Electrical Engineering, a B.S. degree in Mathematics, and a M.S. in Engineering from the University of Maryland. Mr. Mukunda has traveled extensively and managed companies in Europe and Asia. He has over 25 years of experience managing public companies and has acquired and integrated over 20 companies. His in-depth business experience in the pharmaceutical and OTC industries, his knowledge of U.S. capital markets, capital structuring, international joint ventures, and broad science and engineering background make him qualified to serve as a director of our Company.

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

James Moran (Congressman Moran) has served on the Board as an Independent Director since January 2022. He served on Virginia’s 8th Congressional District for 24 years, where he was known as a “Problem Solver.” Throughout his tenure, he demonstrated bipartisan leadership and worked across the aisle to find common ground to resolve complex issues. He served on the Appropriation, Banking and Finance, and Budget committees. He played a leadership role in the areas of defense, health, and the environment. During his 24 years in Congress, Congressman Moran was recognized as a champion of innovative research and development in areas including healthcare and national security, environmental protection and sustainability, and international trade and fiscal responsibility. He rose to senior leadership on the Appropriations Committee, enabling him to bring billions of dollars into his Northern Virginia communities of Alexandria, Arlington, and Fairfax County. Having retired after 35 years in elected office, Congressman Moran is now with a major law firm and represents international and domestic clients in the defense, technology, entertainment, and international diplomacy sectors. He also serves in leadership roles for several non-profit foundations and is also a member of the Government Blockchain Association. Congressman Moran received a Master’s Degree in Public Administration from the University of Pittsburgh Graduate School of Public and International Affairs and a Bachelors in Economics from the College of the Holy Cross.

Congressman Moran introduced the AUTISM Educators Act in 2012, which funded partnerships between public schools and higher education and non-profit organizations to promote teaching skills for educators working with high functioning autism students. He understands that treatment and education for conditions such as Autism and Alzheimer’s disease have the potential to positively impact millions of lives. With his extensive experience in Congress and as a policy advisor on topics including health, technology, and education, we are confident Congressman Moran will be a great asset to IGC, especially at a time when we pursue CALMA trial on IGC- AD1 on individuals that have Alzheimer’s disease. Congressman Moran’s extensive experience makes him qualified to serve as a director of our Company.

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

Board of directors and independence

Our Board of Directors is divided into three classes (Class A, Class B, and Class C) with only one class of directors being elected each year and each class serving a three-year term. The term of office of the Class A director, consisting of Claudia Grimaldi, will expire at the 2026 annual meeting of stockholders. The term of office of the Class B director, currently consisting of Richard Prins and Terry L. Lierman, will expire at the 2027 annual meeting of stockholders. The term of office of the Class C director, currently consisting of Ram Mukunda and James Moran, will expire at the 2028 annual meeting of stockholders. These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating, and consummating acquisitions.

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

Compensation committee interlocks and insider participation

Our Compensation Committee is comprised of two independent members of the Board of Directors, Richard Prins and James Moran. No executive officer of the Company served as a director or member of the Compensation Committee of any other entity. The Compensation Committee was responsible for determining executive compensation and the award of stock and stock options to employees, advisors, and directors during the nine months ended December 31, 2025. No consultants were used by the Compensation Committee during the nine months ended December 31, 2025.

Nominating and corporate governance committee

In the future, we intend to establish a nominating and corporate governance committee. The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the Board of Directors the candidates for election by stockholders or appointment by the Board of Directors to fill a vacancy, recommend to the Board of Directors the composition and chairs of Board of Directors committees, develop and recommend to the Board of Directors guidelines for effective corporate governance, and lead an annual review of the performance of the Board of Directors and each of its committees. We do not have any formal process for stockholders to nominate a director for election to our Board of Directors. Currently, nominations are selected or recommended by a majority of the independent directors as stated in Section 804(a) of the NYSE American Company Guide. Since the Company is a smaller reporting company with limited officers and directors, the committee currently does not have a nomination committee charter. The Board of Director nominations occur by either selection or recommendation of a majority of the independent directors.

Disclosure Committee

The CEO and the PFO supervise and oversee the Disclosure Committee. The Board has appointed Mr. Richard Prins as the Chairperson of the Disclosure Committee. The Disclosure Committee’s responsibilities are to design, implement, and regularly evaluate the Company’s internal controls and procedures, to ensure that the Company provides the stakeholders, including the SEC, security holders, and the investment community, disclosures that comply with regulations and other compliance obligations. The Disclosure Committee will review all required material and relevant reports related to disclosure statements, including transition reports on Form 10-KT, quarterly reports on Form 10-Q, press releases, and social media containing financial information and other related public documents. The Disclosure Committee meets not less than once per quarter and reviews and reassesses the adequacy of the Disclosure Committee’s Charter at least annually.

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

Board and committee meetings

During the nine months ended December 31, 2025, there were six (6) Board meetings, five (5) meetings of the Audit Committee, and two (2) Compensation Committee meetings, all of which were attended, either in person or telephonically, by all our directors of the Board and all of the members of the committees, respectively.

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

Annual meeting attendance

All directors, either in person or telephonically, attended the 2025 annual shareholder’s meeting. We have a formal policy requiring the members of our Board of Directors to attend annual stockholder meetings in person or by telephone or video conference.

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

Delinquent Section 16(a) reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the Transition Period. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, we believe that filing requirements under Section 16(a) of the Exchange Act for the Transition Period have been satisfied, except for (1) a Form 4 for Claudia Grimaldi reporting the granting of options and gifts to the reporting person’s children on October 17, 2025; (2) a Form 4 for James Moran reporting the grant of stock options on October 17, 2025, (3) a Form 5 for Ram Mukunda reporting the vesting of RSUs on March 31, 2025, (4) a Form 4 for Richard Prins reporting the grant of stock options on October 17, 2025 and (5) a Form 4 for Terry L. Lierman reporting the grant of stock options on October 17, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for executive officers of the Company

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to (i) all individuals serving as the smaller reporting company’s principal executive officer or acting in a similar capacity during the Transition Period (“PEO”), regardless of compensation level; (ii) the smaller reporting company’s two most highly compensated executive officers other than the PEO who was serving as executive officers at the end of the Transition and whose compensation exceeded $100,000 for the periods indicated below.

Summary Compensation Table

(in thousands)

Name and Principal Position	Nine Months Ended December 31,	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Other compensation (3) ($)	Total Compensation ($)
Ram Mukunda	2025	305	17	1,530	39	1,891
President and CEO	2024	286	92	-	39	417

Claudia Grimaldi	2025	177	-	510	19	706
Vice President, CCO, and PFO	2024	164	-	-	19	183

(1)	Effective September 2025, the compensation of Mr. Ram Mukunda and Ms. Claudia Grimaldi was increased by 20%. As of December 31, 2025, the Company had accrued compensation and bonuses payable of approximately $234 thousand to Mr. Mukunda, and $189 thousand to Ms. Grimaldi, respectively. The bonuses are subject to the achievement of milestones, including completion of the CALMA Trial and successful fundraising through equity or debt financing, strategic partnerships, or non-dilutive grants. As of December 31, 2025, Ms. Claudia Grimaldi provided a working capital loan to the Company of approximately $146 thousand. For additional information, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

(2)	The Stock Awards represent the fair value of stock awards to the named executive officer as computed using the closing price at the day of grant or using an appropriate pricing model depending on the terms of the award. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.” This also includes two categories of Stock Awards that are set out in the tables titled “Performance-Based Stock Awards” and “Market Price-Based Stock Awards,” which account for approximately $680 thousand in the nine months ended December 31, 2025, and Nil in the nine months ended December 31, 2024.

(3)	Includes life insurance, 401 (k) contribution, health insurance (s), and other applicable compensation.

Name and Principal Position	Twelve Months Ended March 31,	Salary ($)	Bonus ($) (1)	Stock Awards (2) ($)	Other compensation (3) ($)	Total Compensation ($)
Ram Mukunda	2025	396	92	-	80	568
President and CEO	2024	360	320	1,066	75	1,821

Claudia Grimaldi	2025	226	-	-	33	259
Vice President, CCO, and PFO	2024	198	112	370	37	717

(1)	As of March 31, 2025, the outstanding bonuses for Ram Mukunda, approximately $423 thousand, and Claudia Grimaldi, approximately $327 thousand, have been converted into performance-based bonuses and will be paid upon achieving the following milestones. Completion of CALMA Clinical Trial; 2. Successful fundraising of at least $5 million via equity, debt, partnerships, or non-dilutive grants.

(2)	The Stock Awards represent the fair value of stock awards to the named executive officer as computed using the closing price at the day of grant or using an appropriate pricing model depending on the terms of the award. The Stock Awards include vested and unvested grants of stock awards as reflected in the table titled “Stock Awards at Fiscal Year End.” This also includes two categories of Stock Awards that are set out in the tables titled “Performance-Based Stock Awards” and “Market Price-Based Stock Awards,” which account for approximately $689 thousand in fiscal 2024 and Nil in fiscal 2025.

(3)	Includes life insurance, 401 (k) contribution, health insurance(s), and other applicable compensation.

Compensation to Directors

(in thousands)

During the nine months ended December 31, 2025, the compensation awarded to, earned by, or paid to non-employee directors who served on the Board.

Name	Number of Stock Awards	Total Compensation ($)
Richard Prins	750	255
James Moran	500	170
Terry L. Lierman	500	170

(1)	The Total Compensation represents the fair value of stock awards to the named director as computed using the closing price at the day of grant or using an appropriate pricing model depending on the terms of the award. The Stock Awards includes vested and unvested grants of stock awards.

Stock Awards as of December 31, 2025

(in thousands)

Name	Number of unvested Stock Awards (#)	Value of unvested Stock Awards ($)	Value of vested Stock Awards ($)	Total Value of Stock Awards ($)
Ram Mukunda	9,127	4,533	199	4,732
Claudia Grimaldi	2,381	804	77	881
Richard Prins	1,586	763	33	796
James Moran	794	245	-	245
Terry L. Lierman	550	186	-	186

Stock Awards as of March 31, 2025

(in thousands)

Name	Number of unvested Stock Awards (#)	Value of unvested Stock Awards ($)	Value of vested Stock Awards ($)	Total Value of Stock Awards ($)
Ram Mukunda	5,527	3,200	274	3,474
Claudia Grimaldi	1,230	371	81	452
Richard Prins	936	540	78	618
James Moran	294	75	55	130
Terry L. Lierman	50	16	16	32

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

For non-employee directors, the Company has a standard compensation arrangement, such as fees for committee service, service as chairman of the board, or a committee, and meeting attendance.

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

Policies and practices related to the grant of equity awards close in time to the release of material non-public information

Neither the Board nor the Compensation Committee takes material non-public information into account when determining the timing or terms of equity awards, including with respect to options, nor do we time the disclosure of material non-public information for the purpose of affecting the value of executive compensation. Although we do not have a formal policy with respect to the timing of our equity award grants, we have generally granted such awards once a year to directors and executive officers, and equity awards may be granted at other times during the year to newly hired or promoted employees, and in other special circumstances.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2026, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our executive officers and directors, and all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option or other right. The percentage ownership of the outstanding common stock, which is based upon shares of common stock outstanding as of March 11, 2026, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised options to purchase shares of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the nature of the ownership set forth in the table below is the common stock of the Company. The table below sets forth as of March 11, 2026, except as noted in the footnotes to the table, certain information with respect to the beneficial ownership of the Company’s common stock by (i) all persons or groups, according to the most recent Schedule 13D or Schedule 13G filed with the SEC or otherwise known to us, to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) the executive officers named in the Summary Compensation Table, and (iv) all such executive officers and directors of the Company as a group.

	Shares Owned (in thousands)
Name and Address of Beneficial Owners/Named Executive Officers and Directors: (1)	Number of Shares Beneficially Owned	Percentage of Class*
Ram Mukunda (2)	3,992,678	4.04%

Claudia Grimaldi	1,134,252	1.15%

Richard Prins	1,371,251	1.39%

James Moran (4)	1,105,735	1.12%

Terry L. Lierman	29,411	0.03%

Bradbury Strategic Fund (3)	17,623,529	17.84%

All Executive Officers and Directors as a group (5 persons)	25,256,856	25.56%

*	Based on 98,796,089 shares of common stock outstanding as of March 11, 2026.

(1)	Unless otherwise indicated, the address of each of the individuals listed in the table is c/o IGC Pharma, Inc., 10224 Falls Road, Potomac, MD 20854.

(2)	The beneficial ownership table does not include 860,752 shares of common stock that are owned by Mr. Mukunda’s spouse for which Mr. Mukunda has no voting or financial rights.

(3)	The individual who holds voting and investment power in the investment manager is Mr. Loo See Yuen, the Director of Bradbury Asset Management. The address of the entity is Unit 5106-7, 51st Floor, The Center, 99 Queen’s Road Central, Central, Hong Kong.

(4)	The beneficial ownership table includes 588,235 shares of common stock that are owned by Moran Global Strategies, Inc., for which Mr. Moran has voting or financial rights

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, during the Transition Period and the last two fiscal years prior thereto, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director, or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had direct or indirect material interest, nor are there any such transactions presently proposed, other than the agreements with the affiliates of our CEO as described under “Executive Compensation – Compensation for Executive Officers of the Company.”

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

Transaction with Related Parties

During the nine months ended December 31, 2025, the Company received a working capital loan of approximately $146 thousand from Ms. Claudia Grimaldi, the Company’s Principal Financial Officer. The loan was approved by the Board of Directors and bears interest at a rate equal to the U.S. federal funds rate plus 5.0%, which management believes is reasonable in light of the Company’s credit profile and the unsecured, short-term nature of the borrowing. Interest accrues and is payable upon repayment, and the principal is due on demand. As of December 31, 2025, the outstanding principal balance was approximately $146 thousand, and the accrued interest payable was $5,840. The Company recognized interest expense of $5,840 related to this loan during the nine months ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manohar Chowdhry & Associates (“MCA”) is our Principal Independent Registered Public Accounting Firm engaged to examine our financial statements for the Transition Period. During the Company’s two most recent fiscal years ended March 31, 2025, and 2024, and through February 28, 2026, the Company did not consult with MCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MCA has not provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit-related and other fees

The table below shows the fees that we paid or accrued for the audit and other services provided by Manohar Chowdhry & Associates for the nine months ended December 31, 2025, and twelve months ended March 31, 2025.

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

All other fees

This category consists of fees for other miscellaneous items.

	(in thousands)
	Nine Months Ended December 31, 2025 ($)	Twelve Months Ended March 31, 2025 ($)

Audit fees - Manohar Chowdhry & Associates	60	$69
Audit-related fees - Manohar Chowdhry & Associates	-	-
Tax fees	-	-
All other fees	-	-
Total	60	$69

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

Pre-approved services

The Audit Committee’s charter provides for pre-approval of audit, audit-related, and tax services to be performed by the independent auditors. The Audit Committee approved the audit and audit-related services to be performed by independent auditors and tax services by the tax professionals in the nine-months transition period ended December 31, 2025. The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated such authority to its members.

Audit committee report

The Audit Committee of the Board is composed of two directors, each of whom meets the current NYSE American test for independence. The Committee acts under a written charter adopted by the Board. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the nine months ended December 31, 2025 (the Audited Financial Statements):

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management.

●	The Audit Committee discussed with Manohar Chowdhry & Associates, the Company’s independent auditors for transition report 10KT for nine months ended on December 2025, the matters required to be discussed by AS 1300, as adopted by the Public Company Accounting Oversight Board;

●	The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with Manohar Chowdhry & Associates, its independence from the Company and its management; and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Transition Report on Form 10-KT for the nine months ended December 31, 2025, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:

Richard Prins

James Moran

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Transition Report on Form 10-KT.

(a) All Financial Statements

(b) Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2014. (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
3.4	Articles of Amendment to the Articles of Incorporation of IGC Pharma, Inc., as filed with and accepted by the Maryland State Department of Assessments and Taxation on December 12, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025).
3.5	By-laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.6	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
4.1	Description of Common Stock (incorporated by reference to a prospectus supplement filed on March 22, 2024, to Prospectus effective January 8, 2024)
10.01**	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 10, 2017).
10.02**	Employment Agreement, effective as of November 18, 2021, by and between IGC Pharma, Inc. and Mr. Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021).
10.03**	Restricted Stock Unit Agreement with CEO Mr. Ram Mukunda (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 23, 2021).
10.04**	Employment Agreement, effective as of May 9, 2023, by and between IGC Pharma, Inc. and Ms. Claudia Grimaldi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).
10.05	The definitive license agreement with the University of South Florida making IGC the exclusive licensee of the U.S. patent filing entitled “THC as a Potential Therapeutic Agent for Alzheimer’s Disease” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 12, 2017).
10.06	Sales Agreement dated March 19, 2024, by and between IGC Pharma, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024).
10.07	Master Loan Agreement, dated June 30, 2023, between IGC Pharma, Inc. and O-Bank, CO., LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.08	Extension of Master Loan Agreement between IGC Pharma, Inc. and O-Bank, CO., LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2024).
10.09	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.10	Share Purchase Agreement, dated March 22, 2024, between IGC Pharma, Inc. and Bradbury Asset Management (Hong Kong) Limited (“Bradbury”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2024). †
10.11	IGC Form of Board of Directors Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2024).

10.12	Share Purchase Agreement, dated September 25, 2024, between IGC Pharma, Inc. and Moran Global Strategies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2024).
10.13	Sale of Assets and Manufacturing Agreement, dated September 29, 2025, by and between Holi Hemp LLC and Wellness Northwest Inc. (incorporated by reference Exhibit 10.1 to Company’s Current Report on Form 8-K filed October 1, 2025).
10.14	Subscription Agreement, among the Company and the Investors (incorporated by reference Exhibit 10.1 to Company’s Current Report on Form 8-K filed January 6, 2026).
21.1*	Subsidiaries of IGC Pharma, Inc.
23.1*	Consent of Manohar Chowdhry & Associates.
31.1*	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2*	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1*	Certificate pursuant to 18 USC. § 1350.
32.2*	Certificate pursuant to 18 USC. § 1350.
97.1	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on June 24, 2024)
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
***	Furnished herewith
†	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

ITEM 16. FORM 10 - KT SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGC PHARMA, INC.

Date: March 18, 2026	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-president & Chief Compliance Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2026	/s/ Ram Mukunda
Ram Mukunda
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 18, 2026	/s/ Claudia Grimaldi
Claudia Grimaldi Vice-president & Chief Compliance Officer, and Director (Principal Financial Officer)

Date: March 18, 2026	/s/ Rohit Goel
Rohit Goel
Principal Accounting Officer

Date: March 18, 2026	/s/ Richard Prins
Richard Prins
Chairman of the Board of Directors

Date: March 18, 2026	/s/ James Moran
James Moran
Director

Date: March 18, 2026	/s/ Terry L. Lierman
Terry L. Lierman
Director