Form 10-Q
period 2026-03-31
IGC Pharma, Inc.
filed 2026-05-15
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

100,091,317 shares of our common stock were outstanding as of April 27, 2026.

| March 31, 2026, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

| March 31, 2026, Form 10-Q

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

We caution you not to place undue reliance on forward-looking statements, which are based upon assumptions, expectations, plans, and projections subject to risks and uncertainties, including those, if any, identified in the “Risk Factors” set forth in this report or in our transition report on Form 10-KT for the nine months transition period ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2026, this quarterly report on Form 10-Q and other documents that we subsequently file with the SEC that update, supplement or supersede such information, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements speak only as of the date when they are made. Except as required by federal securities law, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.

| March 31, 2026, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026 (Unaudited) ($)	December 31, 2025 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	207	900
Accounts receivable, net	37	12
Inventory	638	640
Current investment	28	38
Deposits and advances	237	200
Total current assets	1,147	1,790

Non-current assets:
Intangible assets, net	5,268	5,101
Property, plant, and equipment, net	2,103	2,141
Claims and advances	659	669
Operating lease asset	8	11
Total non-current assets	8,038	7,922
Total assets	9,185	9,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,255	1,014
Accrued liabilities and others	892	962
Current loans	726	180
Total current liabilities	2,873	2,156

Non-current liabilities:
Non-current loans	191	131
Operating lease liability	-	2
Total non-current liabilities	191	133
Total liabilities	3,064	2,289

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of March 31, 2026, and December 31, 2025.
Common stock and additional paid-in capital, $0.0001 par value: 600,000,000 shares authorized; 98,796,089 and 95,038,026 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.	139,122	138,014
Accumulated other comprehensive loss	(5,709)	(5,701)
Accumulated deficit	(127,292)	(124,890)
Total stockholders’ equity	6,121	7,423
Total liabilities and stockholders’ equity	9,185	9,712

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| March 31, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended
	March 31,
	2026($)	2025($)
Revenue	317	330
Cost of revenue	(262)	(176)
Gross profit	55	154
Selling, general, and administrative expenses	(1,241)	(570)
Research and development expenses	(1,272)	(997)
Operating loss	(2,458)	(1,413)
Other income, net	56	215
Loss before income taxes	(2,402)	(1,198)
Income tax expense/benefit	-	-
Net loss attributable to common stockholders	(2,402)	(1,198)
Foreign currency translation adjustments	(8)	6
Comprehensive loss	(2,410)	(1,192)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.02)
Weighted-average number of shares used in computing loss per share amounts:	98,161,733	79,658,429

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| March 31, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of December 31, 2024	78,203	129,307	(119,589)	(3,459)	6,259
Common stock-based compensation & expenses, net	-	458	-	-	458
Common stock subscribed but not yet issued	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	2,675	805	-	-	805
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Other adjustments	-	-	43	(43)	-
Net loss	-	-	(1,198)	-	(1,198)
Foreign currency translation	-	-	-	6	6
Balances as of March 31, 2025	80,878	130,570	(120,744)	(3,496)	6,330

Balances as of December 31, 2025	95,038	138,014	(124,890)	(5,701)	7,423
Common stock-based compensation & expenses, net	2,357	1,021	-	-	1,021
Common stock subscribed but not yet issued	-	(264)	-	-	(264)
Issuance of common stock through offering (net of expenses)	1,401	351	-	-	351
Cancellation/forfeiture of shares	-	-	-	-	-
Common stock subscribed	-	-	-	-	-
Other adjustments	-	-	-	-	-
Net loss	-	-	(2,402)	-	(2,402)
Foreign currency translation	-	-	-	(8)	(8)
Balances as of March 31, 2026	98,796	139,122	(127,292)	(5,709)	6,121

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| March 31, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2026 ($)	2025 ($)
Cash flows from operating activities:
Net loss	(2,402)	(1,198)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	58	154
Impairment of assets	-	152
Common stock-based compensation and expenses, net	1,009	455
Other items	20	2

Changes in:
Accounts receivable, net	(24)	2
Inventory	-	73
Deposits and advances	(37)	3
Claims and advances	10	-
Accounts payable	241	45
Accrued and other liabilities	(98)	(447)
Operating lease asset	2	31
Operating lease liability	(2)	(2)
Net cash used in operating activities	(1,223)	(730)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(1)	(18)
Sale of property, plant, and equipment	-	24
Acquisition and development of intangible assets	(169)	(148)
Net cash used in investing activities	(170)	(142)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	87	805
Net proceeds from the loan	623	-
Net cash provided by financing activities	710	805

Effects of exchange rate changes on cash and cash equivalents	(10)	2
Net decrease in cash and cash equivalents	(693)	(65)
Cash and cash equivalents at the beginning of the period	900	470
Cash and cash equivalents at the end of the period	207	405

Supplementary information:
Other item:
Unrealized loss from current investment	10	-
Amortization of debt discount and issuance cost	10	-
Profit/Loss on sale of fixed assets, net	-	(11)
Provision for bad debt	-	13

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| March 31, 2026, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026

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

Business Organization

As of March 31, 2026, the Company had the following operating subsidiaries: HH Processors, LLC, IGC Pharma IP, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially owned subsidiary IGC Pharma SAS. The Company’s fiscal year ends on December 31. The Company’s principal office is in Maryland, and it is a Maryland corporation established in 2005. Additionally, the Company has offices in Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

| March 31, 2026, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of March 31, 2026, and December 31, 2025, condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025, and condensed consolidated statements of cash flows for the three months ended March 31, 2026, and 2025, are unaudited. The consolidated balance sheet as of December 31, 2025, has been derived from audited financial statements, and the accompanying as of March 31, 2026 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC.

Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the nine-month transition period ended December 31, 2025, contained in the Company’s transition report on Form 10-KT for the nine months ended December 31, 2025, filed with the SEC on March 18, 2026, specifically in Note 2 to the consolidated financial statements.

Principles of consolidation

The interim statements include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the interim statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements. In the event of the liquidation of foreign subsidiaries, the cumulative translation adjustment is reclassified from accumulated other comprehensive loss to accumulated deficit through earnings. (“ASC 830-30-40-1”).

Presentation and functional currencies

IGC operates in the U.S., India, and Colombia, and a substantial portion of the Company’s financials are denominated in the Indian Rupee (“INR”), or the Colombian Peso (“COP”). As a result, changes in the relative values of the U.S. Dollar (“USD”), the INR, or the COP affect our financial statements.

The accompanying financial statements are reported in USD. The INR and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into USD is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to the reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of stockholders’ equity. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

Going Concern

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern.

The Company is currently in the clinical trial stage and has not yet achieved profitability. The Company expects to continue to incur significant operating and net losses, as well as negative cash flow from operations, in the near future.

For the three months ended March 31, 2026, and 2025, the Company incurred net losses of approximately $2.4 million and $1.2 million, respectively. During the three months ended March 31, 2026, the Company raised approximately $60 thousand through private placements and approximately $623 thousand in net proceeds from loans. The at-the-market program and the Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, Co., Ltd., serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. The Company has taken several steps to extend its operational runway, including narrowing its strategic focus to Life Sciences and managing clinical development expenses with a disciplined approach. While management believes these actions improve the Company’s financial position, there can be no assurance that additional financing will be available on acceptable terms, or at all.

| March 31, 2026, Form 10-Q

During the three months ended March 31, 2026, the Company entered into the 2026 Securities Purchase Agreements (“2026 SPAs”) with multiple investors, relating to the sale and issuance by our Company to the investors of an aggregate of 172,414 shares of our common stock, for a total purchase price of $50 thousand, or $0.29 per share, subject to the terms and conditions set forth in the 2026 SPAs. The investments are subject to customary closing conditions, including NYSE approval.

On January 5, 2026, we entered into a Subscription Agreement (the “2025 Subscription Agreement”) with certain investors named therein, pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering, an aggregate of 779,997 shares of the Company’s common stock, at a purchase price of $0.30 per share, for gross proceeds of approximately $234 thousand, before deducting the Company’s estimated offering expenses.

On March 5, 2026, the Company entered into a Securities Purchase Agreement (the “VFG Purchase Agreement”) with Vanquish Funding Group Inc. (“VFG”), pursuant to which the Company issued a promissory note (the “VFG Note”) with a principal amount of approximately $353 thousand, including an original issue discount of approximately $46 thousand. The Company received gross proceeds of approximately $307 thousand before debt issuance costs of approximately $25 thousand, resulting in net proceeds of approximately $282 thousand. The VFG Note matures on February 28, 2027. The Company may prepay the VFG Note in full at any time upon prior written notice to VFG. Solely upon the occurrence and continuation of an event of default, VFG has the right to convert all or any portion of the outstanding balance of the VFG Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The conversion is subject to a beneficial ownership limitation of 4.99% and a 19.99% share issuance cap, unless stockholder approval is obtained in accordance with applicable NYSE American rules. As of March 31, 2026, the full principal amount of the VFG Note of approximately $353 thousand remained outstanding, with no principal payments having been made.

On February 2, 2026, the Company, through its subsidiary HH Processors, LLC, entered into a loan agreement with ODK Capital LLC (“OnDeck”), pursuant to which the Company received approximately $214 thousand in financing (the “OnDeck Loan”). The OnDeck Loan bears interest and is repayable in periodic installments in accordance with the terms and conditions set forth in the loan agreement, approximately $3 thousand per week. The OnDeck Loan matures on August 2, 2027.

As of March 31, 2026, the Company had total outstanding debt of approximately $917 thousand.

For additional information, see Note 11, “Loans and Other Liabilities,” and Note 13, “Securities” to the accompanying consolidated financial statements.

The Company estimates that its current cash and cash equivalents balance, with the investments, and with an available overdraft facility of $12 million from O-Bank, is sufficient to support operations for at least the next twelve months following the date these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

| March 31, 2026, Form 10-Q

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $37 thousand of accounts receivable, as of March 31, 2026, with no allowance for doubtful accounts, as compared to $12 thousand of accounts receivable, net of provision for the doubtful debt of $8 thousand as of December 31, 2025.

Current Investments

Current investments consist of marketable securities, including exchange-traded products (“ETPs”), that the Company intends to hold for less than one year. These investments are classified as equity securities under ASC 321, Investments—Equity Securities and are measured at fair value using quoted prices in active markets (Level 1). Changes in fair value are recognized in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2026, Current investments consisted of approximately $28 thousand in a U.S.-listed digital asset ETP. The Company does not directly hold cryptocurrencies or other digital tokens.

Intangible assets

The Company’s intangible assets are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets having indefinite lives are not amortized but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis on December 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

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

Subject to the provisions of ASU 2023-08, although the Company did not hold any crypto assets directly, the Company adopted ASU 2023-08 in the first quarter of its fiscal year ended March 31, 2025, and will apply its provisions to any direct holdings of in-scope crypto assets. The Company does not expect the adoption to have a material impact on its consolidated financial statements at the date of adoption, but the presentation of any crypto asset holdings will be subject to the measurement and disclosure requirements of the new standard.

Software Development Costs

The Company is developing three proprietary software platforms intended to be commercialized: -

1. A clinical data management platform designed for the collection, analysis, and real-time monitoring of clinical trial data; and

| March 31, 2026, Form 10-Q

2. MINT- AD – An AI-driven diagnostic and treatment personalization platform aimed at assisting in the early detection of Alzheimer’s disease and providing data-informed therapeutic suggestions.

3. Agentic Harmonization Assistant (“AHA”) to support of MINT-AD and the Company’s broader AI research and development efforts, IGC Pharma has and is developing AHA, an agentic analytics and data harmonization architecture designed to support large-scale Alzheimer’s disease research.

In accordance with ASC 985-20, Software to Be Sold, Leased, or Marketed, and ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, the Company capitalizes development costs incurred after technological feasibility has been established (for software to be marketed) or when management has authorized and committed to funding the project and it is probable that the project will be completed and used as intended (for internal-use software). Costs incurred during the research and planning phase are expensed as incurred.

Effective January 1, 2026, the Company elected to early adopt ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

Capitalized costs include direct labor, third-party development services, cloud computing infrastructure directly related to model development and deployment, and associated overhead. These costs are amortized on a straight-line basis over their estimated useful lives, typically five to ten years, beginning when the software is ready for its intended commercial use.

As of quarter ended March 31, 2026, the Company capitalized approximately $1.6 million in software development costs. For more information, please refer to Note 5, “Intangible Assets”.

Loss per share

The computation of basic loss per share for the three months ended March 31, 2026, excludes potentially dilutive securities of approximately 20 million shares, which include share options, unvested shares such as restricted share awards and units, granted to directors, employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the three months ended March 31, 2026, and 2025, used for the computation of basic earnings per share (“EPS”), is 98,161,733 and 79,658,429, respectively. Due to the loss incurred by the Company during the three months ended March 31, 2026, and 2025, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

The Company maintains a cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats. The Company’s cybersecurity program, governance framework, and board oversight are described in Item 1C of the Company’s Annual Report on Form 10-KT for the nine-month transition period ended December 31, 2025.

There have been no material changes to the Company’s cybersecurity risk management program during the three months ended March 31, 2026. During the period, the Company did not identify any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

| March 31, 2026, Form 10-Q

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

In the Life Sciences segment, the revenue from the wellness and lifestyle business is recognized once goods have been sold to the customer and the performance obligation has been completed. In retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or to the customer directly. Revenue from white-label services is recognized when the performance obligation has been completed, and output material has been transferred to the customer.

Net sales disaggregated by significant products and services for the three months ended March 31, 2026, and 2025 are as follows:

	(in thousands) Three months ended March 31,
	2026 ($)	2025 ($)
Life Sciences segment
Wellness and lifestyle (1)	23	12
White labeling services (2)	294	318
Total	317	330

(1)	Revenue from wellness and lifestyle consists of the sale of products and services.

(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

Recently adopted accounting pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments eliminate the project-stage framework for capitalizing internal-use software costs and require capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and used as intended. The Company elected to early adopt ASU 2025-06 effective January 1, 2026, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and other segment items on an interim and annual basis, including entities with a single reportable segment. The Company adopted ASU 2023-07 effective for the quarterly period ended March 31, 2026, on a retrospective basis. The adoption resulted in expanded disclosures in Note 16, “Segment Information”, including the presentation of significant expense categories reviewed by the chief operating decision maker, but did not affect the Company’s consolidated financial position, results of operations, or cash flows.

| March 31, 2026, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of March 31, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Raw materials	447	446
Finished goods	191	194
Total	638	640

No write-offs were recorded during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded inventory write-offs of approximately $167 thousand due to abnormal loss, net realizable value adjustments, product expiration, idle facility expenses, freight and handling costs, scrap, and wasted material (spoilage). These charges were recorded in Selling, general, and administrative expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of March 31, 2026, and December 31, 2025, our consolidated balance sheet reported approximately $392 thousand clinical trial-related inventory, respectively.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of March 31, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Advances to suppliers and consultants	18	13
Other receivables and deposits	64	63
Prepaid expenses and other current assets	155	124
Total	237	200

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $57 thousand of statutory advances as of March 31, 2026, and approximately $62 thousand of statutory advances as of December 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)			(in thousands)
	March 31, 2026 (Unaudited) ($)			December 31, 2025 (Audited) ($)
Intangible Assets	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized Assets
Patents	658	(241)	417	657	(226)	431
Other intangibles	34	(24)	10	34	(24)	10
Total amortized intangible assets	692	(265)	427	691	(250)	441
Unamortized Assets
Favorable Contract	2,700	-	2,700	2,700	-	2,700
Software development cost	1,576	-	1,576	1,398	-	1,398
Patents	559	-	559	557	-	557
Other intangibles	6	-	6	5	-	5
Total unamortized intangible assets	4,841	-	4,841	4,660	-	4,660
Total Intangible Assets	5,533	(265)	5,268	5,351	(250)	5,101

| March 31, 2026, Form 10-Q

The gross amount of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries, along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patents and patent rights with finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended March 31, 2026, and 2025, amounted to approximately $16 thousand and $15 thousand, respectively.

As of March 31, 2026, the Company has capitalized approximately $1.6 million in software development costs related to three proprietary platforms: (1) a clinical data management platform designed for the collection, analysis, and real-time monitoring of clinical trial data; (2) MINT-AD, an AI-driven diagnostic and treatment personalization platform for Alzheimer’s disease; and (3) AHA, an internal-use platform that supports MINT-AD’s data processing and analytics capabilities. The clinical data management platform and MINT-AD are accounted for under ASC 985-20, Software to Be Sold, Leased, or Marketed. AHA is accounted for under ASC 350-40, Internal-Use Software. All three platforms are in the development stage. Amortization has not commenced, as none of the platforms have been made available for general release or placed in service. Capitalized software development costs are included in intangible assets on the accompanying condensed consolidated balance sheet.

As of March 31, 2026, the Company recognized approximately $2.7 million of intangible assets representing preferential supply rights and other contractual benefits as a “Favorable Contract” received in connection with the sale of assets associated with the Vancouver facility. The intangible assets were recognized as consideration received in a non-monetary exchange under ASC 845-10 and are being amortized in a pattern that reflects the economic benefit of the intangible asset is consumed over their estimated useful life of three years, commencing in calendar year 2028. For more information, please refer to Note 6, “Property, Plant, and Equipment”.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period, and concluded that, as of March 31, 2026, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2026	62
For the year ended 2027	68
For the year ended 2028	483
For the year ended 2029	934
For the year ended 2030	1,531

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of March 31, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Buildings and facilities	25	1,525	1,525
Plant and machinery	5-20	1,932	1,932
Computer equipment	3	97	96
Office equipment	3-5	148	145
Furniture and fixtures	5	56	56
Vehicles	5	58	57
Total gross value		3,816	3,811
Less: Accumulated depreciation		(1,713)	(1,670)
Total property, plant, and equipment, net		2,103	2,141

| March 31, 2026, Form 10-Q

The depreciation expense in the three months ended March 31, 2026, and 2025 amounted to approximately $42 thousand and $136 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation. For more information, please refer to Note 16, “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

Disposition of Assets

On September 29, 2025, HH Processors LLC (formerly “Holi Hemp LLC”), a wholly owned subsidiary of the Company, entered into a Sale of Assets and Manufacturing Agreement (the “Favorable Contract”) with Wellness Essentials Northwest LLC (the “Buyer”) to sell certain equipment, inventory, and related operating assets of its Vancouver, Washington facility. Under the Sale Agreement, the Buyer assumed certain employees and leased obligations. The Company retains (i) preferential supply rights for specific formulations produced by the Buyer and (ii) a contingent right to receive 10 percent of net proceeds if the Buyer sells the business within five years, which is recorded as a “Favorable Contract” in intangible assets. Please refer to Note 5, “Intangible Assets”. The aggregate fair value of consideration received for the assets sold was approximately $2.7 million.

NOTE 7 – RESERVE

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of March 31, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Claims receivable(1)	657	667
Non-current deposits	2	2
Total	659	669

(1)	The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – RESERVE

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of March 31, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Compensation and other contributions	495	407
Provision for expenses	101	200
Current lease liability	9	9
Derivative Liability	27	-
Other current liability	260	346
Total	892	962

Compensation and other contribution-related liabilities consist primarily of accrued salaries and bonuses payable to employees. Provisions for expenses include estimated amounts for legal, professional, and marketing services. During the three months ended March 31, 2026, the derivative liability of approximately $27 thousand relates to the embedded conversion feature of the VFG Note. For more information, please refer to Note 11, “Loans and Other Liabilities”. Other current liabilities also include statutory payables of approximately $28 thousand and $29 thousand as of March 31, 2026, and December 31, 2025, respectively.

| March 31, 2026, Form 10-Q

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of March 31, 2026, and December 31, 2025:

	(in thousands)			(in thousands)
	March 31, 2026 (Unaudited) ($)			December 31, 2025 (Audited) ($)
Description of Loans	Non-Current	Current	Total	Non-Current	Current	Total

Related-Party Loan (1)	-	320	320	-	176	176
Loan from Executive Officer’s	-	320	320	-	176	176
Non-Related Party Loan
Vanquish Funding Group Inc. (2)	-	265	265	-	-	-
SBA Economic Injury Disaster Loan (3)	130	4	134	131	4	135
ODK Capital, LLC (4)	61	137	198	-	-	-
Total non-related party loan	191	406	597	131	4	135
Total Loans	191	726	917	131	180	311

1.	As of March 31, 2026, and December 31, 2025, the Company had outstanding current working capital loans from related-party of approximately $320 thousand and $176 thousand, respectively. March 31, 2026, the balance consisted of approximately $241 thousand owed to Ms. Claudia Grimaldi, the Company’s Principal Financial Officer, and approximately $79 thousand owed to Mr. Ram Mukunda, the Company’s Chief Executive Officer. December 31, 2025, the balance consisted of approximately $176 thousand owed to Ms. Claudia Grimaldi. During the three months ended March 31, 2026, the Company received approximately $144 thousand of additional proceeds from related-party working capital loans. The loans are unsecured, bear interest at 8.5% per annum, are payable on demand unless otherwise agreed by the parties, and were provided to support the Company’s general working capital needs.

2.	On March 5, 2026, the Company entered into a Securities Purchase Agreement (the “VFG Purchase Agreement”) with Vanquish Funding Group Inc. (“VFG”), pursuant to which the Company issued a promissory note (the “VFG Note”) with a principal amount of approximately $353 thousand, maturing on February 28, 2027. The VFG Note was issued with an original issue discount of approximately $46 thousand and debt issuance costs of approximately $25 thousand, resulting in net proceeds of approximately $282 thousand. The Company may prepay the VFG Note in full at any time. Upon the occurrence and continuation of an event of default, VFG may convert outstanding amounts into shares of the Company’s common stock at 75% of the lowest trading price during the ten trading days preceding conversion, subject to a 4.99% beneficial ownership limitation and a 19.99% share issuance cap unless stockholder approval is obtained.

The Company determined that the conversion feature requires bifurcation as an embedded derivative under ASC 815-15. As of March 31, 2026, the derivative liability was recorded at a fair value of approximately $27 thousand. The total debt discount of approximately $98 thousand, comprising the original issue discount, derivative liability, and debt issuance costs, is being amortized to interest expense over the term of the VFG Note using the effective interest method. For the three months ended March 31, 2026, amortization of debt discount was approximately $10 thousand. As of March 31, 2026, the carrying amount of the VFG Note was approximately $265 thousand, net of an unamortized debt discount of approximately $88 thousand, and the fair value of the derivative liability was approximately $27 thousand, with no change during the period.

3.	On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the three months ended March 31, 2026, the interest expense and principal payment for the EIDL were approximately $1 thousand and $1 thousand, respectively.

4.	On February 2, 2026, HH Processors, LLC, a subsidiary of the Company, entered into a loan agreement with ODK Capital LLC (“OnDeck”), pursuant to which the Company received net proceeds of approximately $214 thousand in financing (the “OnDeck Loan”). The OnDeck Loan bears an annual percentage rate of 31.9% and is repayable in accordance with the terms and conditions set forth in the loan agreement, including scheduled periodic payments of approximately $3 thousand per week. The OnDeck Loan matures on August 2, 2027. The proceeds are being used for general working capital and corporate purposes. For the three months ended March 31, 2026, the interest expense and principal payment for OnDeck were approximately $8 thousand and $16 thousand, respectively.

5.	The Company maintains a revolving credit facility with O-Bank, providing for borrowings of up to $12 million for working capital purposes. The current facility letter, dated June 24, 2025, is available through June 22, 2026, and bears interest at IBOR plus 1.20% per annum, payable monthly. Drawdowns are limited to $1 million per month, with principal due at maturity. The Company pays an annual facility fee of $48 thousand. As of March 31, 2026, no amounts were outstanding under the O-Bank Facility. The facility expires on June 22, 2026, and the Company is in discussions with O-Bank regarding renewal. The Company has maintained this facility with O-Bank since 2023 and expects renewal prior to expiration, although there can be no assurance whether renewal will occur or on similar terms.

As of March 31, 2026, and December 31, 2025, approximately $191 thousand and approximately $131 thousand of the loans are classified as non-current loans, and approximately $726 thousand and approximately $180 thousand as current loans.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2026, except as disclosed in the legal proceedings section below.

| March 31, 2026, Form 10-Q

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

NOTE 13 – SECURITIES

As of March 31, 2026, the Company was authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share, and 98,796,089 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of March 31, 2026.

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

During the three months ended March 31, 2026, the Company entered into the 2026 Securities Purchase Agreements (“2026 SPAs”) with multiple investors, relating to the sale and issuance by our company to the investors of an aggregate of 172,414 shares of our common stock, for a total purchase price of $50 thousand, or $0.29 per share, subject to the terms and conditions set forth in the 2026 SPAs. The investments are subject to customary closing conditions, including NYSE approval.

During the three months ended March 31, 2026, the Company issued 588,235 shares of common stock to Moran Global Strategies, Inc. at a purchase price of $0.34 per share for aggregate consideration of $200,000 received in September 2024 pursuant to the Share Purchase Agreement dated September 25, 2024.

On January 5, 2026, the Company closed multiple Subscription Agreements (the “2025 Subscription Agreement”) with certain investors named therein, pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering, an aggregate of 779,997 shares of the Company’s common stock, at a purchase price of $0.30 per share, for gross proceeds of approximately $234 thousand.

During the three months ended March 31, 2026, certain employees of the Company exercised previously granted stock options to purchase an aggregate of 461,539 shares of common stock. The aggregate exercise price of approximately $0.26 per share was satisfied through the offset of accrued compensation payable by the Company to such employees.

On March 21, 2026, the Company entered into a consulting services agreement with FMW Media Works LLC for investor awareness. Under the agreement, the Company may issue up to 550,000 units, each consisting of one share of restricted common stock and one warrant to purchase one share at $0.30 per share, vesting in performance-based tranches over twelve months. As of March 31, 2026, no shares or warrants have been issued.

| March 31, 2026, Form 10-Q

NOTE 14 – STOCK-BASED COMPENSATION

As of March 31, 2026, approximately 6.7 million restricted share units (“RSUs”) fair valued at approximately $4.0 million with a weighted average value of $0.59 per share, have been granted but not yet issued from different Incentive Plans and Grants.

Additionally, the Company has outstanding options held by advisors and directors to purchase approximately 13.1 million shares of common stock, fair valued at approximately $4.1 million with a weighted average of $0.31 per share, which have been granted but are to be issued over an exercise period between Fiscal 2023 and Fiscal 2028. Options granted and issued before the vesting period are expensed when issued.

The above awards include approximately 4.6 million RSUs and options to purchase 4.1 million shares granted to employees and directors, which consist of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based awards are accounted for upon certification by the Company’s management, confirming the probability of achievement of milestones. As of March 31, 2026, the Company’s management confirmed that eight milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

The options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2026	Granted in Fiscal 2025
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	4.27%	5.24%
Expected volatility	209%	175%
Expected dividend yield	Nil	Nil

The expense associated with stock-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the three months ended March 31, 2026, the Company’s stock-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $306 thousand and $703 thousand, respectively.

For the three months ended March 31, 2025, the Company’s stock-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $300 thousand and $155 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of December 31, 2025	6,147	0.62
Granted	609	0.29
Vested	(1,596)	0.30
Cancelled/forfeited	-	-
Non-vested shares as of March 31, 2026	5,160	0.68

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of December 31, 2025	13,550	0.31	0.32
Granted	-	-	-
Exercised	(462)	0.22	0.26
Cancelled/forfeited	-	-	-
Options outstanding as of March 31, 2026	13,088	0.31	0.32

| March 31, 2026, Form 10-Q

There was a combined unrecognized expense of $2.9 million related to non-vested shares and share options that the Company expects to be recognized over a life of up to 4 years.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2026, the Company’s marketable securities consist of liquid funds and ETPs, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the measurement alternative under ASC 321.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of March 31, 2026

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Current Investments ($)
Level 1
Cash	200	-	-	200	200	-
Marketable Debt Funds	-	-	-	-	-	-
Marketable Securities	50	-	22	28	-	28
Level 2
Certificates of Deposit	7	-	-	7	7	-
Level 3	-	-	-	-	-	-
TOTAL	257	-	22	235	207	28

As of December 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Current Investments ($)
Level 1
Cash	893	-	-	893	893	-
Marketable Debt Funds	-	-	-	-	-	-
Marketable Securities	50	-	12	38	-	38
Level 2
Certificates of Deposit	7	-	-	7	7	-
Level 3	-	-	-	-	-	-
TOTAL	950	-	12	938	900	38

| March 31, 2026, Form 10-Q

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2026:

	(in thousands)
Particular	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
March 31, 2026
Derivative Liability	-	-	27	27

December 31, 2025
Derivative Liability	-	-	-	-

The derivative liability relates to the embedded conversion feature of the VFG Note. For more information, please refer to Note 11, “Loans and Other Liabilities”. The Company classifies the derivative liability within Level 3 as its valuation relies on significant unobservable inputs.

The fair value was estimated using a probability-weighted expected payoff model incorporating the following inputs: probability of default (10%), expected timing of default, the contractual conversion discount (75% of the lowest 10-day trading price), beneficial ownership cap (4.99%), exchange cap (19.99%), and a risk-adjusted discount rate of 12%. The following table presents a roll forward of the Level 3 derivative liability for the three months ended March 31, 2026 (in thousands):

Amount ($)
Balance at December 31, 2025	—
Initial recognition upon issuance of the VFG note	27
Change in fair value recognized in other expense	—
Balance at March 31, 2026	27

Changes in the fair value of the derivative liability, if any, are recognized in other income (expense) in the condensed consolidated statements of operations. During the three months ended March 31, 2026, no gain or loss was recognized as the instrument was issued near quarter-end and there was no material change in fair value between inception and the reporting date.

NOTE 16 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenue by product line and operating expenses by significant category to assess financial performance and allocate resources. The CODM’s primary measure of segment performance is operating loss, as presented below.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment and the geographic location of customers:

	(in thousands) Three months ended March 31,
	2026 ($)	2025 ($)
Life Sciences segment
United States (U.S.)
Wellness and lifestyle	23	12
White-labeling services	294	318
Total	317	330

All revenue for both periods presented was generated from customers located in the United States. For information on revenue by product and service, please refer to Note 2, “Summary of Significant Accounting Policies”.

| March 31, 2026, Form 10-Q

2) The table below shows the significant expense categories regularly provided to the CODM in assessing segment performance:

	(in thousands) Three months ended March 31,
	2026($)	2025($)
United States (U.S.)
Revenue	317	330
Cost of revenue	(262)	(176)
Selling, general, and administrative expenses	(714)	(115)
Research and development expenses	(451)	(549)
Common stock-based compensation and expenses, net	(887)	(422)
Operating loss	(1,997)	(932)
Others
Selling, general, and administrative expenses	(148)	(202)
Research and development expenses	(192)	(246)
Common stock-based compensation and expenses, net	(121)	(33)
Operating loss	(461)	(481)
Total Operating loss	(2,458)	(1,413)

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of March 31, 2026 ($)
Intangible assets, net	5,268	-	5,268
Property, plant, and equipment, net	2,038	65	2,103
Claims and advances	410	249	659
Operating lease asset	-	8	8
Total non-current assets	7,716	322	8,038

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of December 31, 2025 ($)
Intangible assets, net	5,101	-	5,101
Property, plant, and equipment, net	2,073	68	2,141
Claims and advances	410	259	669
Operating lease asset	-	11	11
Total non-current assets	7,584	338	7,922

NOTE 17 – SUBSEQUENT EVENT

On April 1, 2026, we entered into a Securities Purchase Agreement (the “April VFG Purchase Agreement”) with VFG. Pursuant to the terms of the April VFG Purchase Agreement, the Company issued a Promissory Note (the “April VFG Note”) to VFG with a total aggregate principal amount of approximately $238 thousand, which includes an original issue discount of approximately $31 thousand with an interest rate of 12%. The aggregate purchase price paid by VFG for the April VFG Note is approximately $207 thousand. The April VFG Note matures on March 30, 2027. The Company may prepay the April VFG Note in full at any time by providing VFG with prior written notice.

On April 14, 2026, the Company executed and delivered the Securities Purchase Agreement (the “FFG Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”). Pursuant to the terms of the FFG Purchase Agreement, the Company issued a Promissory Note (the “FFG Note”) to FirstFire with a total aggregate principal amount of approximately $347 thousand, which includes an original issue discount of approximately $40 thousand, with an interest rate of 12%. The aggregate purchase price paid by FirstFire for the FFG Note is approximately $307 thousand. The FFG Note matures on April 10, 2027 (the “Maturity Date”). The Company may prepay the FFG Note in full at any time by providing FirstFire with prior written notice.

Solely upon the occurrence and continuation of an Event of Default under each of the FFG Note and April VFG Note, each of VFG and FirstFire has the right, but not the obligation, to convert all or any portion of the outstanding balance of its respective note — including principal, accrued interest, and any applicable default amounts — into shares of the Company’s common stock. The conversion price shall be equal to 75% of the lowest trading price of the common stock during the ten (10) trading days immediately preceding the applicable conversion date. The Company will evaluate the conversion features of the FFG Note and the April VFG Note for embedded derivative bifurcation in accordance with ASC 815-15 and ASC 815-40. The conversion features of the FFG Note and the April VFG Note contain terms that are substantially consistent with the conversion feature of the March VFG Note, which the Company bifurcated as an embedded derivative liability in accordance with ASC 815-15 and ASC 815-40, as described in Note 11. The Company expects to apply the same accounting treatment to the FFG Note and the April VFG Note upon recognition in the second quarter of fiscal year 2026.

| March 31, 2026, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” “IGC Pharma,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, and in the Transition Report on Form 10-KT for the nine months ended December 31, 2025, filed with the SEC on March 18, 2026 (the “2025 Form 10-KT”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

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

MINT-AD – Artificial Intelligence Platform

Overview

The Company is developing a proprietary Multimodal Interpretable Transformer for Alzheimer’s Disease (“MINT-AD”). MINT-AD is an artificial intelligence (“AI”) platform designed to enhance the detection and management of Alzheimer’s disease (“AD”) by providing clinicians with scalable, interpretable, and predictive diagnostic support. The platform is engineered to transition AD diagnostics from specialized, high-cost environments—such as neurology clinics utilizing Positron Emission Tomography (“PET”) scans—to primary care settings, rural areas, and underserved populations, although there is no assurance we will be successful in this regard.

| March 31, 2026, Form 10-Q

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

Use of MINT-AD

The Company is aiming to position MINT-AD as a practical, AI-driven assistant for healthcare providers. The platform is designed to support the clinical workflow through three primary objectives:

o	Risk Stratification – Utilizing AI to analyze multimodal data and identify individuals at high risk of Alzheimer’s disease. This enables physicians to prioritize screening for at-risk patients within their practice, particularly in settings where access to specialists and expensive neuroimaging is limited;

o	Predictive Modeling – Forecasting cognitive decline trajectories two to five years in advance. By identifying potential decline before clinical symptoms manifest, MINT-AD provides a window for early intervention, preventative care strategies, and timely enrollment in clinical trials; and

o	Structured Plan Support – Assisting the clinician in creating a structured intervention plan for the individual. This step moves beyond diagnosis by leveraging the platform’s interpretable insights to help physicians tailor personalized care plans, monitor disease progression, and manage long-term patient outcomes.

Our Business Strategy

The business strategy includes:

●	Completing the CALMA trial.

●	Completing Agentic Harmonization Assistant (“AHA”) and MINT-AD.

●	Advancing tox studies to enable disease modifying trials with IGC-AD1.

●	Applying for non-dilutive grants.

●	Advancing TGR-63 as a potential therapeutic for AD.

●	Strengthening clinical credibility and visibility.

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

| March 31, 2026, Form 10-Q

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

Business Updates

During the three months ended March 31, 2026, the Company continued to advance the CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease.

●	On March 30, 2026, the Company announced a strategic 12-part national media partnership with New to The Street, a leading financial media platform known for its integrated investor engagement and national television distribution. The collaboration is designed to enhance IGC Pharma’s visibility across both institutional and retail investor audiences through a coordinated, multi-channel media strategy.

●	On March 18, 2026, the Company announced that it will demonstrate its AHA, an artificial intelligence platform designed to automate the integration and analysis of complex biomedical datasets, at the Alzheimer’s & Parkinson’s Diseases Conference (“ADPD”) 2026. Participation in ADPD reflects the Company’s broader strategy of integrating artificial intelligence, advanced data analytics, and therapeutic development to accelerate innovation in Alzheimer’s disease.

●	On February 26, 2026, the Company today announced the filing of utility patent applications covering the architectural framework of its AHA, an internally developed AI-based data harmonization system.

●	On February 23, 2026, the Company announced the addition of Visionary Investigators Network (“VIN”) as a clinical research site participating in the Company’s Phase 2 CALMA trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease dementia.

●	On February 17, 2026, the Company announced that the Canadian Intellectual Property Office (“CIPO”) has issued a Notice of Allowance covering the proprietary composition underlying IGC-AD1, the Company’s Phase 2 clinical stage program for agitation associated with Alzheimer’s disease.

●	On February 9, 2026, the Company announced the expansion of its Phase 2 CALMA trial for IGC-AD1 into Colombia, South America, through the addition of Grupo de Neurociencias de Antioquia (“GNA”). This expansion marks a pivotal operational milestone as IGC enters a region internationally recognized for its unique, genetically linked Alzheimer’s population.

●	On February 2, 2026, the Company reported it has reached approximately 70% of planned patient enrollment in its Phase 2 CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease.

●	On January 22, 2026, the Company announced the addition of Integrative Clinical Trials, LLC, located in Brooklyn, New York, as a new clinical site participating in the Company’s Phase 2 CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease.

●	On January 12, 2026, the Company announced the addition of Dominion Medical Associates, Inc., a Richmond, Virginia–based clinical research site within Lightship’s site network, to the Company’s Phase 2 CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation in Alzheimer’s disease.

●	On January 5, 2026, the Company announced that it has entered into a Subscription Agreement (the “2025 SA”) with a group of investors for the purchase and sale of an aggregate of 779,997 shares of common stock in a registered direct offering, at a purchase price of $0.30 per share. Gross proceeds from the offering are expected to be approximately $234,000, before deducting estimated offering expenses payable by the Company.

Clinical trial activities are subject to inherent uncertainties, including patient enrollment rates, protocol adherence, regulatory oversight, and data integrity, any of which could materially affect trial timelines or results. The CALMA trial remains ongoing to complete 146 patients. Subsequent to March 2026, the Company has completed approximately 80% patient enrollment in its Phase 2 CALMA clinical trial evaluating IGC-AD1 for agitation associated with AD.

| March 31, 2026, Form 10-Q

Results of Operations for the Three Months Ended March 31, 2026, and March 31, 2025

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended March 31, 2026, and March 31, 2025:

Statement of Operations (in thousands, unaudited)

	Three months ended March 31,		Change	Percent
	2026($)	2025($)	($)	Change
Revenue	317	330	(13)	(4)%
Cost of revenue	(262)	(176)	(86)	49%
Gross profit	55	154	(99)	(64)%
Selling, general, and administrative expenses	(1,241)	(570)	(671)	118%
Research and development expenses	(1,272)	(997)	(275)	28%
Operating loss	(2,458)	(1,413)	(1,045)	74%
Other income, net	56	215	(159)	(74)%
Loss before income taxes	(2,402)	(1,198)	(1,204)	101%
Income tax expense/benefit	-	-	-	-
Net loss	(2,402)	(1,198)	(1,204)	101%

Revenue – Revenue was approximately $317 thousand and $330 thousand for the three months ended March 31, 2026, and March 31, 2025, respectively. Revenue in both quarters was primarily derived from our Life Sciences segment, encompassing the sale of our formulations as white-labeled manufactured products, among others. There is a decrease in revenue as our core focus is on advancing IGC-AD1, completing the Phase 2 trial, and developing MINT-AD for the early diagnosis of Alzheimer’s disease.

Cost of revenue – Cost of revenue amounted to approximately $262 thousand for the three months ended March 31, 2026, compared to $176 thousand in the three months ended March 31, 2025. This represents gross margins of 17% and 47%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Sciences segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to the next based on the mix among white-label, private-label, and branded products. There is insufficient revenue to model or project gross margins. In the near term, the Company expects gross margins to remain lower than historical levels as operations stabilize and supply chain arrangements are transitioned to third-party manufacturers. While the transition may result in a temporary reduction in gross margins, management believes the transaction provides long-term operational efficiencies and improved financial flexibility.

Selling, General and Administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended March 31, 2026, SG&A expenses increased by approximately $671 thousand or 118% to approximately $1.2 million as compared to approximately $570 thousand during the three months ended March 31, 2025. The increase of $671 thousand is attributed to an absence of a $700 thousand credit recognized in the prior-year period related to the conversion of accrued cash bonuses into performance-based compensation by the Board of Directors. In addition, the increase of approximately $127 thousand related to stock-based compensation was offset by decreases of approximately $98 thousand in operating expenses.

Research and Development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $275 thousand or 28% to approximately $1.3 million during the three months ended March 31, 2026, from approximately $997 thousand, during the three months ended March 31, 2025. It is primarily attributable to the progression of CALMA trials on IGC-AD1 and pre-clinical studies on the other small molecule assets. We anticipate increased R&D expenses as the development of our other small molecule assets targeting Alzheimer’s and the CALMA trial on Alzheimer’s expands.

Other income, net – Other net income decreased by approximately $159 thousand or 74% during the three months ended March 31, 2026. As a result, the total other income for the three months ended March 31, 2026, and 2025 is approximately $56 thousand and $215 thousand, respectively. Other income includes interest and rental income, dividend income, profit from the sale of assets, unrealized gains from investments, net income, and income from scrap sales. The primary reason for the decrease is a one-time tax credit of approximately $194 thousand that the Company received during the three months ended March 31, 2025.

| March 31, 2026, Form 10-Q

Liquidity and Capital Resources

Our sources of liquidity are cash and cash equivalents, funds raised through the ATM offering, cash flows from operations, current and non-current borrowings, and short-term liquidity arrangements. The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company does not have any material non-current debt, capital lease obligations, or other non-current liabilities except as disclosed in this report. Please refer to Note 12, “Commitments and Contingencies,” and Note 11, “Loans and Other Liabilities,” in Item 1 of this report for further information on the Company’s commitments and contractual obligations.

Pursuant to the Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, Co., Ltd., the Company successfully obtained a working capital credit facility totaling $12 million. In addition, the Company has executed Securities Purchase Agreements (“2026 SPAs”) with multiple investors, relating to the sale and issuance by our company to the investors of an aggregate of 172,414 shares of our common stock, for a total purchase price of $50,000, or $0.29 per share, subject to the terms and conditions set forth in the 2026 SPAs. The equity transactions and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations.

On October 27, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $60 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). As of March 31, 2026, the Company had raised approximately $4.5 million under the $60 million Sales Agreement. The Company is subject to the limitations of Instruction I.B.6 to Form S-3, which limits offerings to one-third of the aggregate market value of the Company’s public float in any 12-month period. Based on the Company’s public float as of September 3, 2025, the available capacity under the Sales Agreement is approximately $4.7 million.

On September 29, 2025, the Company entered into the Sale Agreement, pursuant to which the Company sold assets associated with its Vancouver, Washington facility for approximately $2.7 million, subject to the satisfaction of certain closing conditions. The facility had previously generated an annual net cash outflow of approximately $600 thousand from fixed overhead and non-core manufacturing operations. The sale eliminates the recurring cash loss while preserving preferential supply rights that allow the Company to continue sourcing formulations at competitive pricing from calendar year 2028. The Company also retains a contingent 10% interest in any future sale of the business by the Buyer. For more information, please refer to Note 6, “Property, Plant, and Equipment” and Item 5 – “Other Information”.

On January 5, 2026, we entered into a Subscription Agreement (the “2026 Subscription Agreement”) with certain investors named therein, pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering, an aggregate of 779,997 shares of the Company’s common stock, at a purchase price of $0.30 per share, for gross proceeds of approximately $234 thousand, before deducting the Company’s estimated offering expenses.

In addition to it, on February 2, 2026, the Company, through its subsidiary HH Processors, LLC, entered into a loan agreement with ODK Capital LLC (“OnDeck”), pursuant to which the Company received approximately $214 thousand in financing (the “OnDeck Loan”). The OnDeck Loan bears interest and is repayable in periodic installments in accordance with the terms and conditions set forth in the loan agreement, approximately $3 thousand per week. The OnDeck Loan matures on August 2, 2027.

On March 5, 2026, the Company entered into a Securities Purchase Agreement (the “VFG Purchase Agreement”) with Vanquish Funding Group Inc. (“VFG”), pursuant to which the Company issued a promissory note (the “VFG Note”) with a principal amount of approximately $353 thousand, maturing on February 28, 2027. The VFG Note was issued with an original issue discount of approximately $46 thousand and debt issuance costs of approximately $25 thousand, resulting in net proceeds of approximately $282 thousand. The VFG Note matures on February 28, 2027. The Company may prepay the VFG Note in full at any time upon prior written notice to VFG. Solely upon the occurrence and continuation of an event of default, VFG has the right to convert all or any portion of the outstanding balance of the VFG Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The conversion is subject to a beneficial ownership limitation of 4.99% and a 19.99% share issuance cap, unless stockholder approval is obtained in accordance with applicable NYSE American rules. As of March 31, 2026, the full principal amount of the VFG Note of approximately $353 thousand remained outstanding, with no principal payments having been made.

On April 1, 2026, we entered into a Securities Purchase Agreement (the “April VFG Purchase Agreement”) with VFG. Pursuant to the terms of the April VFG Purchase Agreement, the Company issued a Promissory Note (the “April VFG Note”) to VFG with a total aggregate principal amount of approximately $238 thousand, which includes an original issue discount of approximately $31 thousand, with a one-time interest rate of 12%. The aggregate purchase price paid by VFG for the April VFG Note is approximately $207 thousand. The April VFG Note matures on March 30, 2027. The Company may prepay the April VFG Note in full at any time by providing VFG with prior written notice.

| March 31, 2026, Form 10-Q

On April 14, 2026, the Company executed and delivered the Securities Purchase Agreement (the “FFG Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”). Pursuant to the terms of the FFG Purchase Agreement, the Company issued a Promissory Note (the “FFG Note”) to FirstFire with a total aggregate principal amount of approximately $347 thousand, which includes an original issue discount of approximately $40 thousand, with an interest rate of 12%. The aggregate purchase price paid by FirstFire for the FFG Note is approximately $307 thousand. The FFG Note matures on April 10, 2027 (the “Maturity Date”). The Company may prepay the FFG Note in full at any time by providing FirstFire with prior written notice.

During the three months ended March 31, 2026, the Company entered into the 2026 Securities Purchase Agreements (“2026 SPAs”) with multiple investors, relating to the sale and issuance by our Company to the investors of an aggregate of 172,414 shares of our common stock, for a total purchase price of $50 thousand, or $0.29 per share, subject to the terms and conditions set forth in the 2026 SPAs. The investments are subject to customary closing conditions, including NYSE approval.

As of March 31, 2026, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP, which is approximately valued at $28 thousand. The investment is classified as a current marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens.

The equity and the credit facility serve to minimize ongoing liquidity requirements and ensure the Company’s ability to sustain its operations. Furthermore, the Company intends to raise additional funds through private placement and ATM offerings, subject to market conditions, although there can be no assurance that such financing efforts will be successful. The Company expects to raise further capital for its research and development initiatives as and when it is able to do so, in an ATM offering or private placement. In addition, there can be no assurance of the terms thereof, and any subsequent equity financing sought may have dilutive effects on our current stockholders. While there is no guarantee that we will be successful, we are applying to non-dilutive funding opportunities such as Small Business Research and Development programs. In addition, subject to limitations on the amount of capital that can be raised, the Company expects to utilize its shelf registration on a statement on Form S- 3 to raise capital through at-the-market offerings or otherwise. Please refer to Note 13, “Securities”, for more information.

	(in thousands)
	As of March 31, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)	Change	Percent Change
Cash and cash equivalents	207	900	(693)	(77)%
Working capital	(1,726)	(366)	(1,360)	372%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $693 thousand, or 77%, to $207 thousand as of March 31, 2026, from $900 thousand as of December 31, 2025. The decrease was primarily driven by approximately $1.2 million in cash used in operating activities, partially offset by approximately $0.7 million in net proceeds from financing activities. Working capital deficit increased by approximately $1.4 million to $1.7 million as of March 31, 2026, from approximately $366 thousand as of December 31, 2025. The increase in the working capital deficit was primarily driven by operating cash consumption and current borrowings during the quarter. For more information, please refer to Note 11, “Loans and Other Liabilities”.

| March 31, 2026, Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)
	Three months ended March 31,			Percent
	2026 ($)	2025($)	Change	Change
Cash used in operating activities	(1,223)	(730)	(493)	68%
Cash used in investing activities	(170)	(142)	(28)	20%
Cash provided by financing activities	710	805	(95)	(12)%
Effects of exchange rate changes on cash and cash equivalents	(10)	2	(12)	(600)%
Net decrease in cash and cash equivalents	(693)	(65)	(628)	966%
Cash and cash equivalents at the beginning of the period	900	470	430	91%
Cash and cash equivalents at the end of the period	207	405	(198)	(49)%

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was approximately $1.2 million. It consists of a net loss of approximately $2.4 million, a positive impact on cash due to non-cash expenses of approximately $1.1 million, and a positive change in operating assets and liabilities of approximately $92 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $58 thousand, stock-based expenses of approximately $1 million, and other items of approximately $20 thousand. In addition, changes in operating assets and liabilities had a positive impact of approximately $92 thousand on cash, of which a negative impact of approximately $98 thousand is due to decrease in accrued and other liabilities, a negative impact of approximately $37 thousand is due to a decrease in deposits and advances set-off with a positive impact of approximately $241 thousand is due to an increase in accounts payable and net other current assets and liabilities of approximately $14 thousand.

Net cash used in operating activities for the three months ended March 31, 2025, was approximately $730 thousand. It consists of a net loss of approximately $1.2 million, a positive impact on cash due to non-cash expenses of approximately $763 thousand, and a negative change in operating assets and liabilities of approximately $296 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $154 thousand, stock-based expenses of approximately $455 thousand, impairment loss of approximately $152 thousand, and an approximately $2 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a negative impact of approximately $296 thousand on cash, of which a net negative impact of approximately $447 thousand is due to a decrease in accrued and other liabilities, and a positive impact of approximately $73 thousand is due to an increase in inventory, and net other current assets and liabilities of approximately $78 thousand.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was approximately $170 thousand, which was comprised of approximately $169 thousand for the acquisition and development of intangible assets, and approximately $1 thousand for the net purchase of property, plant, and equipment.

Net cash used in investing activities for the three months ended March 31, 2025, was approximately $142 thousand, which was comprised of expenses of approximately $148 thousand for the acquisition and development of intangible assets, and approximately $6 thousand for the net purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was approximately $710 thousand for the three months ended March 31, 2026, which was comprised of net proceeds from the issuance of equity stock of approximately $87 thousand and net proceeds from borrowings of approximately $623 thousand, including proceeds from the related-party loan of approximately $144 thousand, proceeds from VFG promissory note of approximately $282 thousand and proceeds from the OnDeck loan of approximately $214 thousand, partially offset by scheduled loan repayments of approximately $17 thousand. Please refer to Note 13, “Securities”, for more information.

Net cash provided by financing activities was approximately $805 thousand for the three months ended March 31, 2025, which was comprised of net proceeds from the issuance of equity stock of approximately $805 thousand. Please refer to Note 13, “Securities”, for more information.

| March 31, 2026, Form 10-Q

Treasury Strategy and Capital Allocation Considerations

The Company’s primary capital allocation priority is funding its clinical development programs, including the Phase 2 CALMA trial for IGC-AD1, while maintaining sufficient liquidity to support ongoing operations. Management prioritizes the preservation of cash and cash equivalents and the disciplined deployment of capital toward activities that advance the Company’s pipeline.

During the transition period ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed ETP linked to digital assets as part of an initial assessment of treasury diversification alternatives. As of March 31, 2026, this investment was valued at approximately $28 thousand, reflecting a decline in fair value of approximately $22 thousand. The Company does not currently hold any digital assets directly. Any future treasury allocation decisions will be evaluated in the context of the Company’s liquidity requirements, clinical development milestones, and the availability of capital as described under “Liquidity and Capital Resources” above. Digital asset investments involve significant volatility risk, as discussed in Item 1A — “Risk Factors”.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K. While the Company has derivative liabilities related to embedded conversion features in certain convertible notes, please refer to Note 11, “Loans and Other Liabilities”. These instruments are recognized on the consolidated balance sheet.

Critical Accounting Policies

While all accounting policies impact financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. In addition to the policies described below, our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” to the accompanying condensed consolidated financial statements and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2025 Form 10-KT. Our management believes that the following policy falls within this category, in addition to the policies on going concern, revenue recognition, inventory, accounts receivable, foreign currency translation, impairment of long-lived assets and investments, stock-based compensation, and cybersecurity:

Digital Asset Investments

As of March 31, 2026, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP, which was valued at approximately $28 thousand. The investment is classified as a current marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens. Holdings in ETPs will be accounted for as equity securities under ASC 321, Investments – Equity Securities, and measured at fair value with changes recognized in earnings. Fair value will be determined using quoted prices in active markets (Level 1 inputs).

For direct holdings of digital assets, the Company will present in the notes a roll-forward of activity, including the opening balance, additions, dispositions, gains and losses recognized during the period, and the ending balance, as well as any significant concentrations and restrictions.

Please see our disclosures in Note 2 – Summary of Significant Accounting Policies to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report, in the Notes to the Audited Consolidated Financial Statements in the 2025 Form 10-KT, as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-KT, for a discussion of all our critical and significant accounting policies.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed are expected to have no impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable, or the impact is expected to be immaterial. Recent accounting pronouncements that may apply to us are described in Note 2, “Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements in this report and in the Notes to the Audited Consolidated Financial Statements in Part II of our 2025 Form 10-KT.

| March 31, 2026, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

| March 31, 2026, Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There have been no material developments in the legal proceedings previously disclosed in Part I, Item 3, “Legal Proceedings”, of our Annual Report on Transition Form 10-KT for the transition period ended December 31, 2025, filed with the SEC on March 18, 2026 (the “2025 Form 10-KT”). For a description of our material pending legal proceedings, please refer to the 2025 Form 10-KT.

Item 1A. Risk Factors

The following are the material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the period ended December 31, 2025, filed with the SEC on March 18, 2026.

Risks Related to Our Clinical Development and IGC-AD1

Our business is highly dependent on the successful development of our lead product candidate, IGC-AD1, and we may not successfully complete clinical development or obtain regulatory approval.

Our ability to advance IGC-AD1 depends on the successful execution and completion of our ongoing Phase 2 CALMA clinical trial. We may experience delays in patient enrollment, including failure to achieve targeted enrollment within expected timelines, or at all. Clinical trials are inherently complex and subject to numerous risks, including delays in site initiation, variability in site performance, patient recruitment challenges, protocol deviations, and unforeseen operational or logistical issues. Any such delays could increase development costs, extend timelines, and adversely affect our business and financial condition.

Even if we complete the CALMA clinical trial, the results may not demonstrate sufficient safety, tolerability, or efficacy to support continued development or regulatory approval. Clinical trial outcomes are inherently uncertain and may be influenced by factors including trial design, statistical assumptions, patient population characteristics, dosing regimens, and variability in individual patient responses. Negative or inconclusive results could delay or prevent further development and materially adversely affect the value of IGC-AD1.

The timing of key clinical milestones, including database lock and the availability of topline data, is uncertain and subject to change. Delays in data collection, data cleaning, monitoring, or analysis could postpone the release of clinical results, which may adversely affect investor expectations, our stock price, and our ability to raise capital.

We may not obtain regulatory approval for IGC-AD1. The U.S. Food and Drug Administration (“FDA”) and other regulatory authorities may require additional preclinical or clinical studies, impose delays in the review process, or determine that our data are insufficient to support approval. Regulatory requirements are evolving and may change during the course of development. Failure to obtain regulatory approval would prevent us from commercializing IGC-AD1 and could materially adversely affect our business.

We will require substantial additional capital to continue the development of IGC-AD1 and our other product candidates. Our ability to obtain financing depends on market conditions and other factors beyond our control, and such financing may not be available on acceptable terms, or at all. If we are unable to secure sufficient funding, we may be required to delay, scale back, or discontinue our development programs.

The biopharmaceutical industry is highly competitive, and our product candidates may face significant competition. Competing therapies, including those currently approved or under development for Alzheimer’s disease or agitation, may demonstrate superior efficacy, safety, or cost-effectiveness. In addition, changes in the standard of care could reduce the commercial opportunity for IGC-AD1, even if approved.

We are developing and utilizing artificial intelligence and data-driven tools, including our MINT-AD platform, to support research and development activities. These technologies are emerging and subject to significant technical, regulatory, and operational risks. They may not perform as expected, may produce inaccurate or non-generalizable results, and may be subject to evolving regulatory oversight, including potential FDA regulation of software-based tools. Any limitations or failures of these technologies could adversely affect our clinical development efforts.

Our operations and clinical development activities may also be adversely affected by general economic and geopolitical conditions, including supply chain disruptions, labor shortages, regulatory changes, and global market volatility. These factors may impact clinical trial execution, access to clinical sites and personnel, and overall development timelines.

Risks Related to Our Convertible Debt Instruments

The Company has issued convertible promissory notes that contain variable-rate conversion features, which could result in substantial dilution to existing stockholders. Upon the occurrence and continuation of an event of default, the holders of these notes may convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to a discount to the market price, including at 75% of the lowest trading price of the Company’s common stock during a specified period preceding conversion. As of March 31, 2026, the aggregate principal amount of such convertible instruments was approximately $353 thousand. Conversions at discounted prices may result in the issuance of a significant number of shares, particularly in periods of stock price volatility or decline, which could materially dilute the ownership interests of existing stockholders and adversely affect the market price of the Company’s common stock. Although these instruments include a 4.99% beneficial ownership limitation and a 19.99% share issuance cap in compliance with applicable NYSE American listing standards, such limitations may not prevent substantial dilution over time, particularly if conversions occur in multiple transactions or if stockholder approval is obtained to exceed applicable thresholds. In addition, the existence of these convertible instruments may create downward pressure on the trading price of the Company’s common stock, limit the Company’s ability to obtain additional financing on favorable terms, and could result in increased volatility in the market price of its securities.

| March 31, 2026, Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2026, the Company issued a promissory note to VFG with a principal amount of approximately $353 thousand, maturing on February 28, 2027. The VFG Note was issued with an original issue discount of approximately $46 thousand and debt issuance costs of approximately $25 thousand, resulting in net proceeds of approximately $282 thousand. The note is convertible, upon the occurrence of certain events, into shares of the Company’s common stock at a variable conversion price. Any shares issuable upon conversion of the note will be issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The terms of the transaction, including conversion limitations and other material provisions, are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2026.

The transactions described above are intended to be exempt from registration under the Securities Act, by virtue of the provisions of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

| March 31, 2026, Form 10-Q

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).
3.2	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.4	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.1	Subscription Agreement, among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2026).
10.2	Securities Purchase Agreement, dated March 5, 2026, by and between IGC Pharma, Inc. and Vanquish Funding Group Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2026).
10.3	Promissory Note, dated March 5, 2026, issued by IGC Pharma, Inc. to Vanquish Funding Group Inc. in the aggregate principal amount of $353,050 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2026).
10.4	Loan Agreement, dated February 2, 2026, by and between IGC Pharma, Inc. and ODK Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2026).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

| March 31, 2026, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: May 15, 2026	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-President & Chief Compliance Officer (Principal Financial Officer)

| March 31, 2026, Form 10-Q