Form 10-Q
period 2026-06-30
IGC Pharma, Inc.
filed 2026-08-14
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

103,384,008 shares of our common stock were outstanding as of August 5, 2026.

| June 30, 2026, Form 10-Q

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

| June 30, 2026, Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives, may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “hope,” “potential,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target, ”anticipate,” “outlook, “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. Such statements are based on currently available information, which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business.

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

| June 30, 2026, Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2026 (Unaudited) ($)	December 31, 2025 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	331	900
Accounts receivable, net	56	12
Inventory	640	640
Current investment	23	38
Deposits and advances	214	200
Total current assets	1,264	1,790

Non-current assets:
Intangible assets, net	5,507	5,101
Property, plant, and equipment, net	2,069	2,141
Claims and advances	656	669
Operating lease asset	-	11
Total non-current assets	8,232	7,922
Total assets	9,496	9,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,618	1,014
Accrued liabilities and others	664	962
Current loans	933	180
Total current liabilities	3,215	2,156

Non-current liabilities:
Non-current loans	149	131
Operating lease liability	-	2
Total non-current liabilities	149	133
Total liabilities	3,364	2,289

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of June 30, 2026, and December 31, 2025.
Common stock and additional paid-in capital, $0.0001 par value: 600,000,000 shares authorized; 102,417,178 and 95,038,026 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.	142,065	138,014
Accumulated other comprehensive loss	(5,705)	(5,701)
Accumulated deficit	(130,228)	(124,890)
Total stockholders’ equity	6,132	7,423
Total liabilities and stockholders’ equity	9,496	9,712

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($)	($)	($)	($)

Revenue	265	328	582	658
Cost of revenue	(217)	(174)	(479)	(350)
Gross profit	48	154	103	308
Selling, general, and administrative expenses	(1,442)	(1,208)	(2,683)	(1,778)
Research and development expenses	(1,390)	(851)	(2,662)	(1,848)
Operating loss	(2,784)	(1,905)	(5,242)	(3,318)
Other (expense)/income, net	(152)	306	(96)	521
Loss before income taxes	(2,936)	(1,599)	(5,338)	(2,797)
Income tax expense	-	-	-	-
Net loss attributable to common stockholders	(2,936)	(1,599)	(5,338)	(2,797)
Foreign currency translation adjustments	4	(3)	(4)	3
Comprehensive loss	(2,932)	(1,602)	(5,342)	(2,794)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	(0.02)	(0.05)	(0.03)
Weighted-average number of shares used in computing loss per share amounts:	100,331,320	83,027,117	99,252,520	81,352,079

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended June 30, 2025	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of March 31, 2025	80,878	130,570	(120,744)	(3,496)	6,330
Common stock-based compensation & expenses, net	-	498	-	-	498
Common stock subscribed but not yet issued	-	13	-	-	13
Issuance of common stock through offering (net of expenses)	3,263	839	-	-	839
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(1,599)	-	(1,599)
Foreign currency translation adjustments	-	-	-	(3)	(3)
Balances as of June 30, 2025	84,141	131,920	(122,343)	(3,499)	6,078

Three months ended June 30, 2026
Balances as of March 31, 2026	98,796	139,122	(127,292)	(5,709)	6,121
Common stock-based compensation & expenses, net	-	750	-	-	750
Common stock subscribed but not yet issued	-	1,154	-	-	1,154
Issuance of common stock through offering (net of expenses)	3,621	1,039	-	-	1,039
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(2,936)	-	(2,936)
Foreign currency translation adjustments	-	-	-	4	4
Balances as of June 30, 2026	102,417	142,065	(130,228)	(5,705)	6,132

Six months ended June 30, 2025	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of December 31, 2024	78,203	129,307	(119,589)	(3,459)	6,259
Common stock-based compensation & expenses, net	-	956	-	-	956
Common stock subscribed but not yet issued	-	13	-	-	13
Issuance of common stock through offering (net of expenses)	5,938	1,644	-	-	1,644
Other adjustments	-	-	43	(43)	-
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(2,797)	-	(2,797)
Foreign currency translation adjustments	-	-	-	3	3
Balances as of June 30, 2025	84,141	131,920	(122,343)	(3,499)	6,078

Six months ended June 30, 2026
Balances as of December 31, 2025	95,038	138,014	(124,890)	(5,701)	7,423
Common stock-based compensation & expenses, net	2,357	1,771	-	-	1,771
Common stock subscribed but not yet issued	-	890	-	-	890
Issuance of common stock through offering (net of expenses)	5,022	1,390	-	-	1,390
Cancellation/forfeiture of shares	-	-	-	-	-
Net loss	-	-	(5,338)	-	(5,338)
Foreign currency translation adjustments	-	-	-	(4)	(4)
Balances as of June 30, 2026	102,417	142,065	(130,228)	(5,705)	6,132

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2026($)	2025($)
Cash flows from operating activities:
Net loss	(5,338)	(2,797)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	114	295
Impairment of assets	-	152
Stock-based compensation and expenses, net	1,756	907
Other items	274	(22)

Changes in:
Accounts receivable, net	(44)	(51)
Inventory	-	84
Deposits and advances	(14)	186
Claims and advances	13	-
Accounts payable	604	96
Accrued and other liabilities	53	(1,046)
Operating lease asset	11	63
Operating lease liability	(2)	(4)
Net cash used in operating activities	(2,573)	(2,137)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(6)	(26)
Sale of property, plant, and equipment	-	726
Acquisition and development of intangible assets	(418)	(262)
Net cash (used in) provided by investing activities	(424)	438

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,126	1,657
Net proceeds from the loan	1,314	(1)
Net cash provided by financing activities	2,440	1,656

Effects of exchange rate changes on cash and cash equivalents	(12)	27
Net decrease in cash and cash equivalents	(569)	(16)
Cash and cash equivalents at the beginning of the period	900	470
Cash and cash equivalents at the end of the period	331	454

Supplementary information:
Other item:
Unrealized loss from current investment	15	-
Amortization of debt discount and issuance cost	92	-
Net change in fair value of derivative liability (gain)	(11)	-
Profit/Loss on sale of fixed assets, net	-	(35)
Provision for bad debt	-	13
Supplemental disclosure of non-cash:
Settlement of the following due to executive officers through common stock subscriptions:	-	-
Compensation payable during the period (Other item)	176	-
Accrued Compensation	423
Loans	555

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| June 30, 2026, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026

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

NOTE 1 – BUSINESS DESCRIPTION

Overview

IGC Pharma, Inc. is a clinical-stage biotechnology company developing novel therapeutic candidates for neuropsychiatric and neurodegenerative disorders, with a primary focus on Alzheimer’s disease (“AD”). Our strategy is to address both high-burden symptoms and underlying disease mechanisms through differentiated pharmaceutical formulations, supported by targeted clinical development and data-driven research.

Our lead product candidate, IGC-AD1, is being evaluated in CALMA, a randomized, double-blind, placebo-controlled Phase 2 clinical trial for agitation associated with Alzheimer’s dementia — a condition affecting a substantial proportion of patients and associated with significant patient distress, caregiver burden, and healthcare utilization. Beyond symptom management, preclinical studies of IGC-AD1 suggest activity against biological pathways associated with AD pathology, which we believe may support its evaluation in broader disease-modifying settings, although there can be no assurance.

As of June 30, 2026, the CALMA trial had reached its previously disclosed enrollment target of 146 randomized participants. We are conducting limited over-enrollment and continued patient follow-up to mitigate potential attrition and preserve a fully evaluable dataset for the planned analyses, after which we expect to proceed to database lock, site closeout, and topline analysis. The trial remains ongoing, and there can be no assurance regarding its results, future development, or regulatory approval.

Beyond IGC-AD1, our pipeline includes earlier-stage candidates targeting AD mechanisms, including TGR-63 and other investigational compounds in preclinical evaluation. These programs are intended to broaden our long-term portfolio while maintaining a disciplined focus on clinical execution and capital efficiency.

We are also developing two proprietary artificial intelligence (“AI”)-enabled platforms. MINT-AD is designed to support risk stratification and longitudinal assessment in AD using multimodal datasets and is intended as a clinical and research decision-support tool. The Agentic Harmonization Assistant (“AHA”) is designed to assist with the harmonization and analysis of fragmented biomedical datasets; we announced its beta version in June 2026. MINT-AD and AHA remain under development and have not been approved or cleared as diagnostic or therapeutic products.

We operate as a clinical-stage organization and do not currently generate revenue from pharmaceutical product sales. Our limited revenue to date has been derived primarily from life-sciences activities outside our core drug-development programs. We fund our operations through equity and debt financings and expect to continue to incur operating losses as we advance our clinical and research programs.

Business Organization

As of June 30, 2026, the Company had the following operating subsidiaries: HH Processors, LLC, IGC Pharma IP, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially owned subsidiary IGC Pharma SAS. The Company’s fiscal year ends on December 31. The Company’s principal office is in Maryland, and it is a Maryland corporation established in 2005. Additionally, the Company has offices in Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

| June 30, 2026, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of June 30, 2026, and December 31, 2025, condensed consolidated statements of operations for the three months and six months ended June 30, 2026, and 2025, and condensed consolidated statements of cash flows for the six months ended June 30, 2026, and 2025, are unaudited. The consolidated balance sheet as of December 31, 2025, has been derived from audited financial statements, and the accompanying as of June 30, 2026 unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC. As a result of the change in fiscal year end from March 31 to December 31, comparative amounts for the three and six months ended June 30, 2025, were derived from the Company’s accounting records for the corresponding calendar periods and were not previously reported as discrete fiscal periods. In addition, certain prior-period amounts may have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported total current liabilities, total liabilities, stockholders’ equity, or net loss.

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

The accompanying financial statements are reported in USD. The INR and COP are the functional currencies for certain subsidiaries of the Company. The translation of the functional currencies into USD is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to the reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of stockholders’ equity. Transactions in currencies other than the functional currency during the period are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

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

For the three months ended June 30, 2026, and 2025, the Company incurred net losses of approximately $3 million and $1.6 million, respectively. For the six months ended June 30, 2026, and 2025, the Company incurred net losses of approximately $5.3 million and $2.8 million, respectively.  As of June 30, 2026, the Company had cash and cash equivalents of approximately $331 thousand and a working capital deficit of approximately $2.0 million.

| June 30, 2026, Form 10-Q

During the six months ended June 30, 2026, the Company raised approximately $1.1 million in net proceeds from equity issuances and approximately $1.3 million in net proceeds from debt financings. As of June 30, 2026, the Company had total outstanding debt of approximately $1.1 million. For additional information regarding these financings, please refer to Note 11, “Loans and Other Liabilities,” and Note 13, “Securities.”

The Company estimates that its current cash and cash equivalents, investments, anticipated financing activities, and amounts reasonably expected to be available under its $12 million revolving working capital credit facility with O-Bank will be sufficient to support operations for at least twelve months following the issuance of these condensed consolidated financial statements, although there can be no assurance. This assessment reflects the facility’s monthly draw limitation, applicable borrowing conditions, and May 31, 2027, expiration date and does not assume immediate access to the full facility amount or renewal beyond its current term. As of June 30, 2026, no amounts were outstanding under the facility. These estimates are based on assumptions that may prove incorrect, and the Company may use its available capital resources sooner than currently anticipated. The Company expects to seek renewal of the facility before its expiration; however, there can be no assurance that the facility will be renewed or that any renewal will be on similar terms. The Company’s ability to obtain additional equity or debt financing is also subject to market and contractual conditions, and there can be no assurance that such financing will be available on acceptable terms or when required.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $56 thousand of accounts receivable, as of June 30, 2026, with no allowance for doubtful accounts, as compared to $12 thousand of accounts receivable, net of provision for the doubtful debt of $8 thousand as of December 31, 2025.

Current Investments

Current investments consist of marketable securities, including exchange-traded products (“ETPs”), that the Company intends to hold for less than one year. These investments are classified as equity securities under ASC 321, Investments—Equity Securities, and are measured at fair value using quoted prices in active markets (Level 1). Changes in fair value are recognized in other income (expense), net, in the condensed consolidated statements of operations. As of June 30, 2026, Current investments consisted of approximately $23 thousand in a U.S.-listed digital asset ETP. The Company does not directly hold cryptocurrencies or other digital tokens. The Company does not hold any crypto assets within the scope of ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets; its only digital-asset exposure is through a U.S.-listed exchange-traded product accounted for as an equity security under ASC 321.

Lease

The Company has elected the short-term lease exemption under ASC 842 for leases with a lease term of 12 months or less; such leases are not recorded on the balance sheet, and the related payments are recognized as expense on a straight-line basis over the lease term. As of June 30, 2026, the Company’s remaining lease arrangements were short-term in nature, and accordingly the Company had no operating lease right-of-use assets or operating lease liabilities recognized as of that date.

Intangible assets

The Company’s intangible assets are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets having indefinite lives are not amortized but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis on December 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If quantitative analysis is necessary, we would analyze various aspects, including revenues from the business associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

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

| June 30, 2026, Form 10-Q

Software Development Costs

The Company is developing three proprietary software platforms intended to be commercialized: -

1. A clinical data management platform designed for the collection, analysis, and real-time monitoring of clinical trial data.

2. MINT- AD – An AI-driven cognitive decline risk stratification and treatment personalization platform aimed at assisting in the early detection of AD and providing data-informed therapeutic suggestions; and

3. Agentic Harmonization Assistant (“AHA”) to support MINT-AD and the Company’s broader AI research and development efforts, IGC Pharma has and is developing AHA, an agentic analytics and data harmonization architecture designed to support large-scale AD research.

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

As of the quarter ended June 30, 2026, the Company capitalized approximately $1.8 million in software development costs. For more information, please refer to Note 5, “Intangible Assets”.

Loss per share

The computation of basic loss per share for the six months ended June 30, 2026, excludes potentially dilutive securities of approximately 22 million shares, which include share options, unvested shares such as restricted share awards, units and warrants, granted to directors, employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the six months ended June 30, 2026, and 2025, used for the computation of basic earnings per share (“EPS”), is 99,252,520 and 81,352,079, respectively, as compared to 100,331,320 and 83,027,117, for the three months ended June 30, 2026, and 2025, respectively. Due to the loss incurred by the Company during the six months ended June 30, 2026, and 2025, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

The Company maintains a cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats. The Company’s cybersecurity program, governance framework, and board oversight are described in Item 1C of the Company’s Annual Report on Form 10-KT for the nine-month transition period ended December 31, 2025.

There have been no material changes to the Company’s cybersecurity risk management program during the three months ended June 30, 2026. During the period, the Company did not identify any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

| June 30, 2026, Form 10-Q

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

Net sales disaggregated by significant products and services for the three months and six months ended June 30, 2026, and 2025 are as follows:

	(in thousands)
	Three months ended June 30, 2026 ($)	Three months ended June 30, 2025 ($)	Six months ended June 30, 2026 ($)	Six months ended June 30, 2025 ($)
Life Sciences segment
Wellness and lifestyle (1)	9	6	32	19
White labeling services (2)	256	322	550	639
Total	265	328	582	658

(1)	Revenue from wellness and lifestyle consists of the sale of products and services.
(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), effective for annual periods beginning after December 15, 2026. The Company is evaluating the impact of this standard on its disclosures.

| June 30, 2026, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of June 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Raw materials	448	446
Finished goods	192	194
Total	640	640

No write-offs were recorded during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company recorded inventory write-offs of approximately $153 thousand due to abnormal loss, net realizable value adjustments, product expiration, idle facility expenses, freight and handling costs, scrap, and wasted material (spoilage). These charges were recorded in Selling, general, and administrative expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of June 30, 2026, and December 31, 2025, the Company’s consolidated balance sheet reported approximately $392 thousand in clinical trial-related inventory, as of each date.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of June 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Advances to suppliers and consultants	26	13
Other receivables and deposits	36	63
Prepaid expenses and other current assets	152	124
Total	214	200

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $75 thousand of statutory advances as of June 30, 2026, and approximately $62 thousand of statutory advances as of December 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)			(in thousands)
	June 30, 2026 (Unaudited) ($)			December 31, 2025 (Audited) ($)
Intangible Assets	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized Assets
Patents	660	(256)	404	657	(226)	431
Other intangibles	34	(25)	9	34	(24)	10
Total amortized intangible assets	694	(281)	413	691	(250)	441
Unamortized Assets
Favorable Contract	2,700	-	2,700	2,700	-	2,700
Software development cost	1,823	-	1,823	1,398	-	1,398
Patents	565	-	565	557	-	557
Other intangibles	6	-	6	5	-	5
Total unamortized intangible assets	5,094	-	5,094	4,660	-	4,660
Total Intangible Assets	5,788	(281)	5,507	5,351	(250)	5,101

| June 30, 2026, Form 10-Q

The gross amount of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries, along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patents and patent rights with a finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended June 30, 2026, and 2025, amounted to approximately $16 thousand and $14 thousand, respectively, whereas the amortization expense in the six months ended June 30, 2026, and 2025, amounted to approximately $31 thousand and $30 thousand, respectively.

As of June 30, 2026, the Company has capitalized approximately $1.8 million in software development costs related to three proprietary platforms: (1) a clinical data management platform designed for the collection, analysis, and real-time monitoring of clinical trial data; (2) MINT-AD, an AI-driven cognitive decline risk stratification and treatment personalization platform for Alzheimer’s disease; and (3) AHA, an internal-use platform that supports MINT-AD’s data processing and analytics capabilities. The clinical data management platform and MINT-AD are accounted for under ASC 985-20, Software to Be Sold, Leased, or Marketed. AHA is accounted for under ASC 350-40, Internal-Use Software. All three platforms are in the development stage. Amortization has not commenced, as none of the platforms have been made available for general release or placed in service. Capitalized software development costs are included in intangible assets on the accompanying condensed consolidated balance sheet.

As of June 30, 2026, the Company recognized approximately $2.7 million of intangible assets representing preferential supply rights and other contractual benefits as a “Favorable Contract” received in connection with the sale of assets associated with the Vancouver facility. The intangible assets were recognized as consideration received in a non-monetary exchange under ASC 845-10 and are being amortized in a pattern that reflects the economic benefit of the intangible asset is consumed over their estimated useful life of three years, commencing in calendar year 2028. For more information, please refer to Note 6, “Property, Plant, and Equipment”.

The Company regularly reviews its intangible assets to determine if any intangible asset is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period, and concluded that, as of June 30, 2026, there was no impairment.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2026	62
For the year ended 2027	68
For the year ended 2028	484
For the year ended 2029	935
For the year ended 2030	1,531

The increase in estimated amortization beginning in 2028 reflects the commencement of amortization of the Favorable Contract.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of June 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Buildings and facilities	25	1,527	1,525
Plant and machinery	5-20	1,932	1,932
Computer equipment	3	101	96
Office equipment	3-5	155	145
Furniture and fixtures	5	56	56
Vehicles	5	57	57
Total gross value		3,828	3,811
Less: Accumulated depreciation		(1,759)	(1,670)
Total property, plant, and equipment, net		2,069	2,141

| June 30, 2026, Form 10-Q

The depreciation expense in the three months ended June 30, 2026, and 2025 amounted to approximately $41 thousand and $127 thousand, respectively. The depreciation expense in the six months ended June 30, 2026, and 2025 amounted to approximately $83 thousand and $263 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation and foreign exchange fluctuation. For more information, please refer to Note 16, “Segment Information” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

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

NOTE 7 – RESERVED

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of June 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Claims receivable(1)	654	667
Non-current deposits	2	2
Total	656	669

(1)	The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – RESERVED

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of June 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Compensation and other contributions	240	530
Provision for expenses	152	139
Current lease liability	-	9
Derivative Liability	72	-
Other current liability	200	284
Total	664	962

Compensation and other contribution-related liabilities consist primarily of accrued salaries and bonuses payable to employees. Provisions for expenses include estimated amounts for legal, professional, and marketing services. As of June 30, 2026, the derivative liability of approximately $72 thousand relates to the embedded conversion features of the VFG Notes and FirstFire Note. For more information, please refer to Note 11, “Loans and Other Liabilities”. Other current liabilities also include statutory payables, which were Nil and $29 thousand as of June 30, 2026, and December 31, 2025, respectively. During the six months ended June 30, 2026, the decrease in Compensation and other contributions reflects approximately $423 thousand of amounts due to the Company’s executive officers that were settled through the issuance of common stock subscriptions (a non-cash transaction). For more information, please refer to Note 13, “Securities.”

| June 30, 2026, Form 10-Q

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of June 30, 2026, and December 31, 2025:

	(in thousands)			(in thousands)
	June 30, 2026 (Unaudited) ($)			December 31, 2025 (Audited) ($)
Description of Loans	Non-Current	Current	Total	Non-Current	Current	Total

Related-Party Loan (1)	-	-	-	-	176	176
Loan from Executive Officers	-	-	-	-	176	176
Non-Related Party Loan
FirstFire Global Opportunities Fund, LLC(2)		289	289
Vanquish Funding Group Inc. (3)	-	492	492	-	-	-
SBA Economic Injury Disaster Loan(4)	129	4	133	131	4	135
ODK Capital, LLC (5)	20	148	168	-	-	-
Total non-related party loan	149	933	1,082	131	4	135
Total Loans	149	933	1,082	131	180	311

1.	On June 30, 2026, the Company entered into separate Stock Purchase Agreements with Mr. Ram Mukunda and Ms. Claudia Grimaldi relating to outstanding amounts aggregating $1,154,210. Pursuant to the agreements, the Company approved the future issuance of an aggregate of 4,274,853 shares of common stock at $0.27 per share. As of June 30, 2026, the shares had not been issued or reflected as outstanding in the Company’s stock ledger, and the related amount was classified within stockholders’ equity as common stock subscribed but not yet issued. For more information, please refer to Note 13, “Securities.” As of December 31, 2025, the Company had outstanding related-party working capital loans of approximately $176 thousand, all of which were payable to Ms. Grimaldi.

2.	On April 10, 2026, the Company entered into a Securities Purchase Agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a promissory note (the “FirstFire Note”) with a principal amount of approximately $346 thousand, maturing on April 16, 2027. The FirstFire Note was issued with an original issue discount of approximately $39 thousand and debt issuance costs of approximately $5 thousand, resulting in net proceeds of approximately $302 thousand. On June 18, 2026, the Company and FirstFire entered into Amendment #1 to the FirstFire Purchase Agreement and the FirstFire Note, which deemed the issue date of the FirstFire Note to be April 14, 2026 and extended the maturity date, the monthly payment dates and the prepayment periods by six calendar days, resulting in a maturity date of April 16, 2027. Amendment #1 is filed as Exhibit 10.7 to this Quarterly Report.

The Company determined that the conversion feature requires bifurcation as an embedded derivative under ASC 815-15. The total debt discount of approximately $80 thousand, comprising the original issue discount, derivative liability, and debt issuance costs, is being amortized to interest expense over the term of the FirstFire Note using the effective interest method. For the six months ended June 30, 2026, amortization of the debt discount was approximately $23 thousand. On the issuance date, the embedded derivative liability was initially measured at approximately $36 thousand. As of June 30, 2026, the carrying amount of the FirstFire Note was approximately $289 thousand, net of an unamortized debt discount of approximately $57 thousand, and the fair value of the related derivative liability was approximately $26 thousand. For more information, please refer to Note 15 “Fair Value of Financial Instruments”.

The terms of the FirstFire transaction, including the conversion provisions, beneficial ownership limitation, exchange cap, Events of Default and other material provisions, are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2026.

3.

During the six months ended June 30, 2026, the Company executed two separate Securities Purchase Agreements with Vanquish Funding Group Inc. and issued two separate promissory notes to VFG with aggregate principal of approximately $591 thousand, maturing in February and March 2027, respectively, namely VFG-1 and VFG-2. The VFG Notes were issued with an aggregate original issue discount of approximately $77 thousand and aggregate debt issuance costs of approximately $44 thousand, resulting in net proceeds of approximately $470 thousand.

The Company determined that the conversion feature requires bifurcation as an embedded derivative under ASC 815-15. The total aggregate debt discount of approximately $168 thousand, comprising the original issue discounts, derivative liabilities, and debt issuance costs, is being amortized to interest expense over the term of the VFG Notes using the effective interest method. For the six months ended June 30, 2026, amortization of the debt discount was approximately $69 thousand. On the respective issuance dates, the embedded derivative liabilities related to the VFG Notes were initially measured at an aggregate fair value of approximately $47 thousand. As of June 30, 2026, the carrying amount of the VFG Notes was approximately $492 thousand, net of an unamortized debt discount of approximately $99 thousand, and the aggregate fair value of the related derivative liabilities was approximately $46 thousand. For more information, please refer to Note 15 “Fair Value of Financial Instruments”.

The terms of the VFG-1 transaction, including the conversion provisions, beneficial ownership limitation, exchange cap, Events of Default and other material provisions, are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2026. The terms of the VFG-2 transaction are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2026.

4.	On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning June 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the six months ended June 30, 2026, the interest expense and principal payment for the EIDL were approximately $3 thousand and $2 thousand, respectively.

5.	On February 9, 2026, HH Processors, LLC, a subsidiary of the Company, entered into a loan agreement with ODK Capital LLC (“OnDeck”), pursuant to which the Company received net proceeds of approximately $214 thousand in financing (the “OnDeck Loan”). The OnDeck Loan bears an annual percentage rate of 31.9% and is repayable in accordance with the terms and conditions set forth in the loan agreement, including scheduled periodic payments of approximately $3 thousand per week. The OnDeck Loan matures in August 2027. The proceeds are being used for general working capital and corporate purposes. For the six months ended June 30, 2026, the interest expense and principal payment for OnDeck were approximately $21 thousand and $48 thousand, respectively.

6.	The Company maintains a revolving working capital credit facility with O-Bank that provides for maximum aggregate borrowings of up to $12 million. Borrowings are limited to $1 million per month and are subject to the applicable terms and conditions of the facility. As of June 30, 2026, no amounts were outstanding under the facility. The facility expires on May 31, 2027. The Company expects to seek renewal before expiration; however, there can be no assurance that the facility will be renewed, that future borrowings will be available when required, or that any renewal will be on similar terms.

| June 30, 2026, Form 10-Q

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2026, except as disclosed in Part II, Item 1, ‘Legal Proceedings,’ of this report.

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

NOTE 13 – SECURITIES

As of June 30, 2026, the Company was authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share, and 102,417,178 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of June 30, 2026.

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

On June 30, 2026, the Company entered into separate Stock Purchase Agreements with Mr. Ram Mukunda, the Company’s Chief Executive Officer, and Ms. Claudia Grimaldi, the Company’s Vice President and Principal Financial Officer. Pursuant to the Stock Purchase Agreements, the Company approved the future issuance of 2,226,475 shares of common stock to Mr. Mukunda and 2,048,378 shares of common stock to Ms. Grimaldi at a purchase price of $0.27 per share in connection with the cancellation and satisfaction of outstanding amounts of $601,148 and $553,062, respectively.

The Stock Purchase Agreements and the related share issuances were approved in advance by the independent directors and the Audit Committee, with each interested officer recused. As of June 30, 2026, the aggregate 4,274,853 shares had not been issued, delivered, credited to the respective individuals’ accounts, or reflected as issued and outstanding in the Company’s stock ledger. Accordingly, the shares were excluded from the number of shares issued and outstanding as of June 30, 2026, and the aggregate amount of $1,154,210 was classified within stockholders’ equity as common stock subscribed but not yet issued.

When issued, the shares are expected to constitute restricted securities issued in reliance on Section 4(a)(2) of the Securities Act and will be subject to applicable Rule 144 resale restrictions.

In addition, Mr. Mukunda and Ms. Grimaldi also exercised previously granted stock options to purchase an aggregate of 461,539 shares of common stock. The aggregate exercise price of approximately $0.26 per share was satisfied through the offset of payable by the Company to them.

During the six months ended June 30, 2026, the Company entered into the 2026 Securities Purchase Agreements (“2026 SPAs”) with multiple investors, relating to the sale and issuance by our Company to the investors of an aggregate of 205,747 shares of our common stock, for a total purchase price of approximately $60 thousand, or $0.29 per share, subject to the terms and conditions set forth in the 2026 SPAs. The investments are subject to customary closing conditions, including NYSE approval.

During the six months ended June 30, 2026, the Company issued 588,235 shares of common stock to Moran Global Strategies, Inc. at a purchase price of $0.34 per share for aggregate consideration of $200,000 received in September 2024 pursuant to the Share Purchase Agreement dated September 25, 2024.

During the six months ended June 30, 2026, the Company closed multiple Subscription Agreements (the “2025 Subscription Agreement”) with certain investors named therein, pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering, an aggregate of 779,997 shares of the Company’s common stock, at a purchase price of $0.30 per share, for gross proceeds of approximately $234 thousand.

During the six months ended June 30, 2026, the Company entered into several consulting and advisory arrangements for investor-relations, investor-outreach, and related services that provide for the potential future issuance of restricted common stock, warrants, and/or options, subject to the satisfaction of specified service and performance conditions and, in certain cases, approval by the Board of Directors or an authorized committee. Any securities issued under these arrangements will constitute restricted securities issued in reliance on Section 4(a)(2) of the Securities Act and will be subject to applicable Rule 144 resale restrictions. As of June 30, 2026, no shares, warrants, or options had been issued under these arrangements. The related compensation expense and unrecognized compensation cost are included in the aggregate amounts disclosed in Note 14, “Stock-Based Compensation.”

| June 30, 2026, Form 10-Q

NOTE 14 – STOCK-BASED COMPENSATION

As of June 30, 2026, approximately 7.4 million restricted share units (“RSUs”), fair valued at approximately $4.2 million with a weighted average value of $0.56 per share, have been granted or vested but not yet issued from different Incentive Plans and Grants.

Additionally, the Company has outstanding options held by advisors and directors to purchase approximately 14 million shares of common stock, fair valued at approximately $4.2 million with a weighted average of $0.31 per share, which have been granted or vested but are to be exercised over a period between Fiscal 2026 and Fiscal 2036.

The above awards include approximately 4.6 million RSUs and options to purchase 4.1 million shares granted to employees and directors, which consist of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based awards are accounted for upon certification by the Company’s management, confirming the probability of achievement of milestones. As of June 30, 2026, the Company’s management confirmed that eight milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

The amounts disclosed above include share-based awards granted to non-employees in exchange for consulting, investor-relations, investor-outreach and related services. The Company accounts for these awards in accordance with ASC 718, and the related compensation expense and unrecognized compensation cost are included in the aggregate amounts disclosed in this Note. As of June 30, 2026, certain underlying shares, options and warrants had not been issued or exercised and remained subject to the applicable service, performance, vesting and approval conditions.

The options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2026	Granted in Fiscal 2025
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	4.55%	5.24%
Expected volatility	208%	175%
Expected dividend yield	Nil	Nil

The expense associated with stock-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the six months ended June 30, 2026, the Company’s stock-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $572 thousand and $1,184 thousand, respectively.

For the six months ended June 30, 2025, the Company’s stock-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $545 thousand and $287 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of December 31, 2025	6,147	0.62
Granted	1,385	0.29
Vested	(2,393)	0.41
Cancelled/forfeited	(75)	0.35
Non-vested shares as of June 30, 2026	5,064	0.64

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of December 31, 2025	13,550	0.31	0.32
Granted	695	0.22	0.30
Exercised	(462)	0.22	0.26
Cancelled/forfeited	-	-	-
Options outstanding as of June 30, 2026	13,783	0.31	0.32

| June 30, 2026, Form 10-Q

As of June 30, 2026, the Company had approximately $2.5 million of unrecognized stock-based compensation cost related to non-vested shares, options and warrants, which is expected to be recognized over a period of up to 3 years, subject to satisfaction of the applicable service and performance conditions.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2026, the Company’s marketable securities consist of liquid funds and ETPs, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the measurement alternative under ASC 321.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of June 30, 2026

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Current Investments ($)
Level 1
Cash	329	-	-	329	329	-
Marketable Securities	50	-	27	23	-	23
Level 2
Certificates of Deposit	2	-	-	2	2	-
Level 3	-	-	-	-	-	-
TOTAL	381	-	27	354	331	23

As of December 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Current Investments ($)
Level 1
Cash	893	-	-	893	893	-
Marketable Securities	50	-	12	38	-	38
Level 2
Certificates of Deposit	7	-	-	7	7	-
Level 3	-	-	-	-	-	-
TOTAL	950	-	12	938	900	38

| June 30, 2026, Form 10-Q

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2026:

	(in thousands)
Particular	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
June 30, 2026
Derivative Liability	-	-	72	72

December 31, 2025
Derivative Liability	-	-	-	-

The derivative liability relates to the embedded conversion features of the VFG and FirstFire Notes. For more information, please refer to Note 11, “Loans and Other Liabilities”. The Company classifies the derivative liability within Level 3 as its valuation relies on significant unobservable inputs.

The fair value was estimated using a probability-weighted expected payoff model incorporating the following inputs: probability of default (10%), expected timing of default, the contractual conversion discount (75% of the lowest 10-day trading price), beneficial ownership cap (4.99%), exchange cap (19.99%), and a risk-adjusted discount rate of 12%. The following table presents a roll forward of the Level 3 derivative liability for the six months ended June 30, 2026 (in thousands):

Amount ($)
Balance at December 31, 2025	—
Initial recognition upon issuance of Notes during six months:
VFG-1	27
VFG-2	20
FirstFire	36
Change in fair value recognized in other income	(11)
Balance at June 30, 2026	72

Changes in the fair value of the derivative liability, if any, are recognized in other income (expense) in the condensed consolidated statements of operations. As of June 30, 2026, derivative liabilities related to the VFG Notes and FirstFire Note were approximately $46 thousand and $26 thousand, respectively, totaling $72 thousand. Initial and subsequent recognition during the six months ended June 30, 2026, totaling $83 thousand, and a net decrease in fair value of $11 thousand was recognized as a gain in other (expense)/income , net.

NOTE 16 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates as one reportable segment. The Company's Chief Operating Decision Maker is its Chief Executive Officer, who reviews consolidated operating results to allocate resources and assess performance. The measure of segment assets is total assets as reported on the condensed consolidated balance sheets. The CODM evaluates revenue by product line and operating expenses by significant category to assess financial performance and allocate resources. The CODM’s primary measure of segment performance is operating loss, as presented below.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment and the geographic location of customers:

	(in thousands)
	Three months ended June 30, 2026 ($)	Three months ended June 30, 2025 ($)	Six months ended June 30, 2026 ($)	Six months ended June 30, 2025 ($)

Life Sciences segment
Wellness and lifestyle	9	6	32	19
White labeling services	256	322	550	639
Total	265	328	582	658

All revenue for both periods presented was generated from customers located in the United States. For information on revenue by product and service, please refer to Note 2, “Summary of Significant Accounting Policies”.

| June 30, 2026, Form 10-Q

2) The table below shows the loss before income tax and other (expense)/income categories regularly provided to the CODM in assessing the Company’s one reportable segment, “Life Sciences,” segment performance:

	(in thousands) Three months ended June 30,
	2026($)	2025($)
United States (U.S.)
Revenue	265	328
Cost of revenue	(217)	(174)
Selling, general, and administrative expenses	(695)	(895)
Research and development expenses	(761)	(383)
Common stock-based compensation and expenses, net	(727)	(224)
Operating loss	(2,135)	(1,348)
Others
Selling, general, and administrative expenses	(255)	(200)
Research and development expenses	(374)	(128)
Common stock-based compensation and expenses, net	(20)	(229)
Operating loss	(649)	(557)
Total Operating loss	(2,784)	(1,905)

	(in thousands) Six months ended June 30,
	2026($)	2025($)
United States (U.S.)
Revenue	582	658
Cost of revenue	(479)	(350)
Selling, general, and administrative expenses	(1,408)	(1,010)
Research and development expenses	(1,212)	(932)
Common stock-based compensation and expenses, net	(1,615)	(645)
Operating loss	(4,132)	(2,279)
Others
Selling, general, and administrative expenses	(403)	(402)
Research and development expenses	(566)	(375)
Common stock-based compensation and expenses, net	(141)	(262)
Operating loss	(1,110)	(1,039)
Total Operating loss	(5,242)	(3,318)

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of June 30, 2026 ($)
Intangible assets, net	5,507	-	5,507
Property, plant, and equipment, net	2,004	65	2,069
Claims and advances	410	246	656
Operating lease asset	-	-	-
Total non-current assets	7,921	311	8,232

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of December 31, 2025 ($)
Intangible assets, net	5,101	-	5,101
Property, plant, and equipment, net	2,073	68	2,141
Claims and advances	410	259	669
Operating lease asset	-	11	11
Total non-current assets	7,584	338	7,922

NOTE 17 – SUBSEQUENT EVENT

Subsequent to June 30, 2026, the Company raised approximately $687 thousand in gross proceeds through sales of its common stock under its at-the-market offering program.

| June 30, 2026, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” “IGC Pharma,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, and in the Transition Report on Form 10-KT for the nine months ended December 31, 2025, filed with the SEC on March 18, 2026 (the “2025 Form 10-KT”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

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

Our lead product candidate, IGC-AD1, is currently being evaluated in the CALMA, a randomized, double-blind, placebo-controlled Phase 2 clinical trial for the treatment of agitation in Alzheimer’s dementia, a neuropsychiatric condition affecting a substantial proportion of patients and associated with significant patient distress, caregiver burden, and healthcare utilization. In addition to symptom management, preclinical studies of IGC-AD1 suggest activity against biological pathways associated with Alzheimer’s disease pathology, supporting its potential evaluation in broader disease-modifying contexts. As of June 30, 2026, the CALMA trial had reached the Company’s previously disclosed target enrollment of 146 patients, with 146 participants randomized at baseline. The Company continued limited over-enrollment and patient follow-up activities intended to address potential attrition and support the planned clinical analyses. Following completion of these activities, the Company expects to proceed with database activities, site closeout, and topline analysis. The trial remains ongoing, and there can be no assurance regarding its results, future development, or regulatory approval.

Beyond IGC-AD1, our development pipeline includes additional early-stage therapeutic candidates targeting Alzheimer’s disease mechanisms, including TGR-63 and other investigational compounds currently in preclinical evaluation. These programs are intended to expand our long-term development portfolio while maintaining a disciplined focus on clinical execution and capital efficiency.

The Company is also developing MINT-AD, a proprietary, artificial intelligence, enabled data platform designed to support risk stratification and longitudinal assessment in Alzheimer’s disease using multimodal datasets. MINT-AD is intended as a clinical and research decision-support tool and is not currently approved as a diagnostic device. As of June 2026, the Company announced the beta version of AHA. MINT-AD and AHA remain under development and have not been approved or cleared as diagnostic or therapeutic products.

Life Sciences Segment

IGC Pharma, a clinical-stage company developing treatments for Alzheimer’s disease, is committed to transforming patient care by striving to offer faster acting and more effective solutions. Our lead drug, IGC-AD1, embodies this vision by tackling a critical challenge – managing agitation in Alzheimer’s dementia. In a previously completed early-stage study, IGC-AD1 was associated with reductions in agitation scores relative to placebo, including observations within two weeks. That study was not designed to establish comparative onset versus approved therapies, and the ongoing CALMA Phase 2 trial has not been unblinded or completed. Interim and blinded observations are preliminary, are not statistically powered to establish efficacy, and may not be predictive of topline or final results. While existing anti-psychotics can take as long as 6 to 12 weeks to show effects; we believe IGC-AD1 has the potential to act within two weeks. This potentially faster onset of action could significantly improve patient care and represents a potential breakthrough in managing Alzheimer’s-related agitation, although there can be no assurance thereof. In addition, we have created in-house wellness brands, available through online channels that are compliant with relevant federal, state, and local laws and regulations. We derive revenue from our in-house wellness non-pharmaceutical formulations that are sold over-the counter (“OTC”). As of June 30, 2026, CALMA had reached the Company’s previously disclosed target enrollment of 146 patients, with 146 participants randomized at baseline. The Company continued limited over-enrollment and patient follow-up activities intended to account for potential attrition and support a high-quality evaluable dataset as the trial advances toward completion and topline analysis.

MINT-AD – Artificial Intelligence Platform

Overview

The Company is developing a proprietary Multimodal Interpretable Transformer for Alzheimer’s Disease (“MINT-AD”). MINT-AD is an artificial intelligence (“AI”) platform designed to enhance the detection and management of Alzheimer’s disease (“AD”) by providing clinicians with scalable, interpretable, and predictive diagnostic support. The platform is engineered to transition AD diagnostics from specialized, high-cost environments—such as neurology clinics utilizing Positron Emission Tomography (“PET”) scans—to primary care settings, rural areas, and underserved populations, although there is no assurance we will be successful in this regard. MINT-AD is intended as a clinical and research decision-support tool and is not currently approved as a diagnostic device. In addition, the Company is developing the Agentic Harmonization Assistant (“AHA”), a proprietary artificial intelligence-enabled platform designed to assist with the harmonization and analysis of fragmented biomedical datasets. As of June 2026, the Company announced the beta version of AHA. MINT-AD and AHA remain under development and have not been approved or cleared as diagnostic or therapeutic products.

| June 30, 2026, Form 10-Q

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

| June 30, 2026, Form 10-Q

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

Business Updates

During the three months ended June 30, 2026, the Company continued to advance the CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease.

●

On June 30, 2026, Mr. Ram Mukunda, Chief Executive Officer, and Ms. Claudia Grimaldi, Principal Financial Officer, have purchased an aggregate of 4,274,853 shares of IGC common stock directly from the Company at $0.27 per share, in lieu of and as consideration for the cancellation and satisfaction of outstanding amounts owed to them.

●	On June 23, 2026, the Company announced the beta version of its proprietary Agentic Harmonization Assistant (“AHA”), an enterprise software platform designed to accelerate the harmonization of fragmented Alzheimer’s and aging-related datasets.

●	On June 10, 2026, the Company announced that its Phase 2 CALMA trial evaluating IGC-AD1 for agitation associated with Alzheimer’s dementia has reached the Company’s previously disclosed target enrollment of 146 patients, with 146 participants randomized at baseline.

●	On June 2, 2026, the Company announced the addition of the Icahn School of Medicine at Mount Sinai in New York as a clinical site in the Company’s Phase 2 CALMA trial evaluating IGC-AD1 for agitation associated with Alzheimer’s disease.

●	On April 28, 2026, the Company announced its participation in the caregiver-focused podcast Autumn Is Here, as part of its broader effort to increase awareness of agitation associated with Alzheimer’s disease and support patient engagement in its ongoing Phase 2 CALMA clinical trial, which has recently reached approximately 80% patient enrollment and is advancing toward completion.

●	On April 22, 2026, the Company announced the addition of Kerwin Medical Center in Dallas, Texas as a clinical site in the Company’s Phase 2 CALMA trial evaluating IGC-AD1 for agitation in Alzheimer’s disease.

●	On April 20, 2026, the Company announced that it had received authorization in Colombia to synthesize, formulate, and conduct development activities involving psilocybin at its research and development facility in Bogotá.

●	On April 14, 2026, the Company announced that it had approximately 80% patient enrollment in its Phase 2 CALMA clinical trial evaluating IGC-AD1 for agitation associated with Alzheimer’s disease.

●	On April 7, 2026, the Company announced the activation of a new clinical trial site at Tandem Clinical Research A Prolerity Network Site in Metairie, Louisiana, for the Company’s ongoing Phase 2 CALMA clinical trial evaluating IGC-AD1 for agitation in Alzheimer’s dementia.

Clinical trial activities are subject to inherent uncertainties, including patient enrollment rates, protocol adherence, regulatory oversight, and data integrity, any of which could materially affect trial timelines or results. During the quarter ended June 30, 2026, the Company reached its previously disclosed target enrollment of 146 patients, with 146 participants randomized at baseline; the CALMA trial remains ongoing, with limited over-enrollment and patient follow-up activities continuing.

| June 30, 2026, Form 10-Q

Results of Operations for the Three Months Ended June 30, 2026, and June 30, 2025

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended June 30, 2026, and June 30, 2025:

Statement of Operations (in thousands, unaudited)

	Three months ended June 30,
	2026 ($)	2025 ($)	Change ($)	Percent Change
Revenue	265	328	(63)	(19)%
Cost of revenue	(217)	(174)	(43)	25%
Gross profit	48	154	(106)	(69)%
Selling, general, and administrative expenses	(1,442)	(1,208)	(234)	19%
Research and development expenses	(1,390)	(851)	(539)	63%
Operating loss	(2,784)	(1,905)	(879)	46%
Other (expense)/income, net	(152)	306	(458)	(150)%
Loss before income taxes	(2,936)	(1,599)	(1,337)	84%
Income tax expense/benefit	-	-	-	-
Net loss	(2,936)	(1,599)	(1,337)	84%

Revenue – Revenue was approximately $265 thousand and $328 thousand for the three months ended June 30, 2026, and June 30, 2025, respectively. Revenue in both periods was primarily derived from our Life Sciences segment, encompassing the sale of our formulations as white-labeled manufactured products, among others. There is a decrease in revenue as our core focus is on advancing IGC-AD1, completing the Phase 2 trial, and developing MINT-AD for the early diagnosis of Alzheimer’s disease.

Cost of revenue – Cost of revenue amounted to approximately $217 thousand for the three months ended June 30, 2026, compared to $174 thousand in the three months ended June 30, 2025. This represents gross margins of 18% and 47%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Sciences segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to the next based on the mix among white-label, private-label, and branded products. There is insufficient revenue to model or project gross margins. In the near term, the Company expects gross margins to remain lower than historical levels as operations stabilize and supply chain arrangements are transitioned to third-party manufacturers. While the transition may result in a temporary reduction in gross margins, management believes the transaction provides long-term operational efficiencies and improved financial flexibility.

Selling, General and Administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended June 30, 2026, SG&A expenses increased by approximately $234 thousand, or 19%, to approximately $1.4 million as compared to approximately $1.2 million during the three months ended June 30, 2025. The increase of $234 thousand is attributed to the increase of approximately $273 thousand related to non-cash expense, which was offset by decreases of approximately $39 thousand in operating expenses.

Research and Development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $539 thousand, or 63%, to approximately $1.4 million during the three months ended June 30, 2026, from approximately $851 thousand during the three months ended June 30, 2025. The R&D expenses are primarily attributed to the progression of Phase 2 trials on IGC-AD1 and preclinical studies on TGR-63, indicating the Company’s dedication to advancing its product pipeline. As the development of TGR-63 and the Phase 2 trial on Alzheimer’s gains momentum, the Company anticipates an increase in R&D expenses.

Other (expense)/income, net – The Company recorded other expense, net, of approximately $152 thousand for the three months ended June 30, 2026, compared to other income, net, of approximately $306 thousand for the three months ended June 30, 2025, a decrease of approximately $458 thousand, or 150%. Other income consists of interest and rental income, dividend income, gains on the sale of assets, unrealized gains on investments, net, and income from scrap sales. Other expense consists of interest, amortization of debt discount and issuance costs, and non-operational one-time items. The change is primarily attributable to approximately $120 thousand of interest and amortization expense on outstanding loans during the three months ended June 30, 2026, and approximately $263 thousand of tax credits received during the three months ended June 30, 2025.

| June 30, 2026, Form 10-Q

Results of Operations for the Six Months Ended June 30, 2026, and June 30, 2025

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the six months ended June 30, 2026, and June 30, 2025:

Statement of Operations (in thousands, unaudited)

	Six months ended June 30,
	2026 ($)	2025 ($)	Change ($)	Percent Change
Revenue	582	658	(76)	(12)%
Cost of revenue	(479)	(350)	(129)	37%
Gross profit	103	308	(205)	(67)%
Selling, general, and administrative expenses	(2,683)	(1,778)	(905)	51%
Research and development expenses	(2,662)	(1,848)	(814)	44%
Operating loss	(5,242)	(3,318)	(1,924)	58%
Other (expense)/income, net	(96)	521	(617)	(118)%
Loss before income taxes	(5,338)	(2,797)	(2,541)	91%
Income tax expense/benefit	-	-	-	-
Net loss	(5,338)	(2,797)	(2,541)	91%

Revenue – Revenue was approximately $582 thousand and $658 thousand for the six months ended June 30, 2026, and June 30, 2025, respectively. Revenue in both periods was primarily derived from our Life Sciences segment, encompassing the sale of our formulations as white-labeled manufactured products, among others. There is a decrease in revenue as our core focus is on advancing IGC-AD1, completing the Phase 2 trial, and developing MINT-AD for the early diagnosis of Alzheimer’s disease.

Cost of revenue – Cost of revenue amounted to approximately $479 thousand for the six months ended June 30, 2026, compared to $350 thousand in the six months ended June 30, 2025. This represents gross margins of 18% and 47%, respectively. The cost of revenue is primarily attributable to the cost of raw materials, labor, and other direct overheads required to produce our products in the Life Sciences segment. Typically, the gross margin in the Life Sciences business will fluctuate from one quarter to the next based on the mix among white-label, private-label, and branded products. There is insufficient revenue to model or project gross margins. In the near term, the Company expects gross margins to remain lower than historical levels as operations stabilize and supply chain arrangements are transitioned to third-party manufacturers. While the transition may result in a temporary reduction in gross margins, management believes the transaction provides long-term operational efficiencies and improved financial flexibility.

Selling, General and Administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the six months ended June 30, 2026, SG&A expenses increased by approximately $905 thousand, or 51%, to approximately $2.7 million as compared to approximately $1.8 million during the six months ended June 30, 2025. The increase of $905 thousand is attributed to the absence of a $700 thousand credit recognized in the prior period related to the conversion of accrued cash bonuses into performance-based compensation by the Board of Directors. In addition, the increase of approximately $401 thousand related to non-cash expense was offset by decreases of approximately $196 thousand in operating expenses.

Research and Development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $814 thousand, or 44%, to approximately $2.7 million during the six months ended June 30, 2026, from approximately $1.8 million, during the six months ended June 30, 2025. The R&D expenses are primarily attributed to the progression of Phase 2 trials on IGC-AD1 and preclinical studies on TGR-63, indicating the Company’s dedication to advancing its product pipeline. As the development of TGR-63 and the Phase 2 trial on Alzheimer’s gains momentum, the Company anticipates an increase in R&D expenses.

Other (expense)/income, net – The Company recorded other expense, net, of approximately $96 thousand for the six months ended June 30, 2026, compared to other income, net, of approximately $521 thousand for the six months ended June 30, 2025, a decrease of approximately $617 thousand, or 118%. Other income consists of interest and rental income, dividend income, gains on the sale of assets, unrealized gains on investments, net, and income from scrap sales. Other expense consists of interest, amortization of debt discount and issuance costs, and non-operational one-time items. The change is primarily attributable to approximately $133 thousand of interest and amortization expense on outstanding loans during the six months ended June 30, 2026, and approximately $457 thousand of tax credits received during the six months ended June 30, 2025.

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

Pursuant to the Master Loan and Security Agreement (the “Credit Agreement”) with O-Bank, Co., Ltd., the Company successfully obtained a revolving working capital credit facility totaling $12 million. In addition, the Company has executed Securities Purchase Agreements (“2026 SPAs”) with multiple investors, relating to the sale and issuance by our Company to the investors of an aggregate of 205,747 shares of our common stock, for a total purchase price of approximately $60 thousand, or $0.29 per share, subject to the terms and conditions set forth in the 2026 SPAs. The Company expects to fund its planned operations through available cash, additional equity and debt financings, and potential borrowings under its O-Bank working capital facility, subject to applicable terms and conditions. Based on its current operating plans and anticipated financing activities, management believes the Company will have sufficient resources to meet its obligations for at least twelve months following the issuance of these condensed consolidated financial statements. The Company continues to manage its expenditures and prioritize funding for its clinical development and core Life Sciences programs. However, additional financing is subject to market and contractual conditions and may not be available on acceptable terms or when required. For more information, please refer to Note 11, “ Loans and Other Liabilities.”

| June 30, 2026, Form 10-Q

On October 27, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $60 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). As of June 30, 2026, the Company had raised approximately $7.7 million under the $60 million Sales Agreement. The Company is subject to the limitations of Instruction I.B.6 to Form S-3, which limits offerings to one-third of the aggregate market value of the Company’s public float in any 12-month period.

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

In addition to it, on February 9, 2026, the Company, through its subsidiary HH Processors, LLC, entered into a loan agreement with ODK Capital LLC (“OnDeck”), pursuant to which the Company received approximately $214 thousand in financing (the “OnDeck Loan”). The OnDeck Loan bears interest and is repayable in periodic installments in accordance with the terms and conditions set forth in the loan agreement, approximately $3 thousand per week. The OnDeck Loan matures in August, 2027.

During the six months ended June 30, 2026, the Company issued two promissory notes to VFG with aggregate principal of approximately $591 thousand and received aggregate net proceeds of approximately $470 thousand. The notes mature in February and March 2027 and are convertible upon specified events of default at variable conversion prices, subject to applicable ownership and exchange limitations. The related conversion features were accounted for as derivative liabilities under ASC 815. For more information, please refer to Note 11, “Loans and Other Liabilities.”

| June 30, 2026, Form 10-Q

On April 14, 2026, the Company issued an approximately $346 thousand promissory note to FirstFire, receiving net proceeds of approximately $302 thousand. The note matures on April 16, 2027, and remains fully outstanding as of June 30, 2026. For more information, please refer to Note 11, “Loans and Other Liabilities.”

On June 30, 2026, the Company entered into separate Stock Purchase Agreements with Mr. Ram Mukunda and Ms. Claudia Grimaldi covering outstanding amounts aggregating $1,154,210. Pursuant to the Stock Purchase Agreements, the Company approved the future issuance of an aggregate of 4,274,853 shares of common stock at $0.27 per share. The transaction was noncash, and the aggregate amount was classified within stockholders’ equity as common stock subscribed but not yet issued. As of June 30, 2026, the shares had not been issued, delivered, credited to the respective individuals’ accounts, or reflected as issued and outstanding in the Company’s stock ledger. Accordingly, the shares did not increase the Company’s issued and outstanding common stock as of June 30, 2026. For more information, please refer to Note 11, “Loans and other liabilities” and Note 13, “Securities.”

During the transition period ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP, which is approximately valued at $23 thousand as of June 30, 2026. The investment is classified as a current marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens.

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

	(in thousands)
	As of June 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)	Change	Percent Change
Cash and cash equivalents	331	900	(569)	(63)%
Working capital	(1,951)	(366)	(1,585)	433%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $569 thousand, or 63%, to $331 thousand as of June 30, 2026, from $900 thousand as of December 31, 2025. The decrease was primarily driven by approximately $2.6 million in cash used in operating activities, and approximately $424 thousand in cash used in investment activities, partially offset by approximately $2.4 million in net proceeds from financing activities. Working capital deficit increased by approximately $1.6 million to $2 million as of June 30, 2026, from approximately $366 thousand as of December 31, 2025. The increase in the working capital deficit was primarily driven by operating cash consumption and current borrowings during the quarter. For more information, please refer to Note 11, “Loans and Other Liabilities”.

| June 30, 2026, Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)
	Six months ended June 30,
	2026 ($)	2025 ($)	Change	Percent Change
Cash used in operating activities	(2,573)	(2,137)	(436)	20%
Cash (used in) provided by investing activities	(424)	438	(862)	(197)%
Cash provided by financing activities	2,440	1,656	784	47%
Effects of exchange rate changes on cash and cash equivalents	(12)	27	(39)	(144)%
Net decrease in cash and cash equivalents	(569)	(16)	(553)	3,456%
Cash and cash equivalents at the beginning of the period	900	470	430	91%
Cash and cash equivalents at the end of the period	331	454	(123)	(27)%

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was approximately $2.6 million. It consists of a net loss of approximately $5.3 million, a positive impact on cash due to non-cash expenses of approximately $2.1 million, and a positive change in operating assets and liabilities of approximately $621 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $114 thousand, stock-based expenses of approximately $1.8 million, and other items of approximately $274 thousand. In addition, changes in operating assets and liabilities had a positive impact of approximately $621 thousand on cash, of which a positive impact of approximately $604 thousand is due to an increase in accounts payable, a positive impact of approximately $53 thousand is due to a positive increase in accrued and other liabilities, partially offset by approximately $44 thousand is due to an increase in accounts receivable and net other current assets and liabilities of approximately $8 thousand.

Net cash used in operating activities for the six months ended June 30, 2025, was approximately $2.1 million. It consists of a net loss of approximately $2.8 million, a positive impact on cash due to non-cash expenses of approximately $1.3 million, and a negative change in operating assets and liabilities of approximately $672 thousand. Non-cash expenses consist of an amortization and depreciation charge of approximately $295 thousand, stock-based expenses of approximately $907 thousand, an impairment loss of approximately $152 thousand, and an approximately $22 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a negative impact of approximately $672 thousand on cash, of which a net negative impact of approximately $1 million is due to a decrease in accrued and other liabilities, a positive impact of approximately $186 thousand is due to a decrease in deposits and advances, a positive impact of approximately $96 thousand is due to an increase in accounts payable, a positive impact of approximately $84 thousand is due to a decrease in inventory, and net other current assets and liabilities of approximately $8 thousand.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was approximately $424 thousand, which was comprised of approximately $418 thousand for the acquisition and development of intangible assets, and approximately $6 thousand from the purchase of property, plant, and equipment.

Net cash provided by investing activities for the six months ended June 30, 2025, was approximately $438 thousand, which was comprised of approximately $262 thousand for the acquisition and development of intangible assets, and approximately $726 thousand of proceeds from the sale of property, plant, and equipment, partially offset by approximately $26 thousand from the purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was approximately $2.4 million for the six months ended June 30, 2026, which was comprised of net proceeds from the issuance of equity stock of approximately $1.1 million and net proceeds from borrowings of approximately $1.3 million, including proceeds from the related-party loan of approximately $377 thousand, proceeds from VFG promissory notes of approximately $470 thousand, proceeds from FirstFire promissory note of approximately $302 thousand and proceeds from the OnDeck loan of approximately $214 thousand, partially offset by scheduled loan repayments of approximately $49 thousand. Please refer to Note 13, “Securities”, and Note 11, “Loans and Other Liabilities”, for more information.

Net cash provided by financing activities was approximately $1.6 million for the six months ended June 30, 2025, which was comprised of net proceeds from the issuance of equity stock of approximately $1.6 million, partially offset by scheduled loan repayments of approximately $1 thousand. Please refer to Note 13, “Securities”, for more information.

| June 30, 2026, Form 10-Q

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

During the transition period ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed ETP linked to digital assets as part of an initial assessment of treasury diversification alternatives. As of June 30, 2026, this investment was valued at approximately $23 thousand, reflecting a decline in fair value of approximately $27 thousand. The Company does not currently hold any digital assets directly. Any future treasury allocation decisions will be evaluated in the context of the Company’s liquidity requirements, clinical development milestones, and the availability of capital as described under “Liquidity and Capital Resources” above. Digital asset investments involve significant volatility risk, as discussed in Item 1A — “Risk Factors”.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures, or capital resources. The embedded conversion features of the Company's convertible notes are accounted for as derivative liabilities and are recognized on the condensed consolidated balance sheet; accordingly, they are not off-balance sheet arrangements. Please refer to Note 11, “Loans and Other Liabilities”, for more information.

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

Digital Asset Investments

During the transition period ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP, which is approximately valued at $23 thousand as of June 30, 2026. The investment is classified as a current marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens. Holdings in ETPs will be accounted for as equity securities under ASC 321, Investments – Equity Securities, and measured at fair value with changes recognized in earnings. Fair value will be determined using quoted prices in active markets (Level 1 inputs).

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

| June 30, 2026, Form 10-Q

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

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

| June 30, 2026, Form 10-Q

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

Our ability to advance IGC-AD1 depends on the successful execution and completion of our ongoing Phase 2 CALMA clinical trial. We may experience delays in patient enrollment, including failure to achieve targeted enrollment within expected timelines, or at all. Although target enrollment has been reached, the trial remains subject to risks relating to patient follow-up, evaluability, protocol deviations, data cleaning, database lock, site closeout, statistical analysis, safety findings, and timing of topline results.

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

Risks Related to Our Convertible Debt Instruments

The Company has issued convertible promissory notes that contain variable-rate conversion features, which could result in substantial dilution to existing stockholders. Upon the occurrence and continuation of an event of default, the holders of these notes may convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to a discount to the market price, including at 75% of the lowest trading price of the Company’s common stock during a specified period preceding conversion. As of June 30, 2026, the aggregate principal amount of such convertible instruments was approximately $937 thousand. Conversions at discounted prices may result in the issuance of a significant number of shares, particularly in periods of stock price volatility or decline, which could materially dilute the ownership interests of existing stockholders and adversely affect the market price of the Company’s common stock. Although these instruments include a 4.99% beneficial ownership limitation and a 19.99% share issuance cap in compliance with applicable NYSE American listing standards, such limitations may not prevent substantial dilution over time, particularly if conversions occur in multiple transactions or if stockholder approval is obtained to exceed applicable thresholds. In addition, the existence of these convertible instruments may create downward pressure on the trading price of the Company’s common stock, limit the Company’s ability to obtain additional financing on favorable terms, and could result in increased volatility in the market price of its securities.

| June 30, 2026, Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2026, the Company entered into separate Stock Purchase Agreements with Mr. Ram Mukunda and Ms. Claudia Grimaldi pursuant to which the Company approved the future issuance of an aggregate of 4,274,853 shares of common stock at $0.27 per share in connection with the cancellation and satisfaction of outstanding amounts aggregating $1,154,210. As of June 30, 2026, the shares had not been issued, delivered, credited to the respective individuals’ accounts, or reflected as issued and outstanding in the Company’s stock ledger. When issued, the shares are expected to be restricted securities issued in reliance on Section 4(a)(2) of the Securities Act and subject to applicable Rule 144 resale restrictions. For more information, please refer to Note 13, “Securities.”

On April 14, 2026, the Company issued an approximately $346 thousand promissory note to FirstFire, receiving net proceeds of approximately $302 thousand. The note matures on April 16, 2027, and remains fully outstanding as of June 30, 2026. For more information, please refer to Note 11, “Loans and Other Liabilities.”

During the six months ended June 30, 2026, the Company issued two promissory notes to VFG with aggregate principal of approximately $591 thousand and received aggregate net proceeds of approximately $470 thousand. The notes mature in February and March 2027 and are convertible upon specified events of default at variable conversion prices, subject to applicable ownership and exchange limitations. The related conversion features were accounted for as derivative liabilities under ASC 815. For more information, please refer to Note 11, “Loans and Other Liabilities.”

The transactions described above are intended to be exempt from registration under the Securities Act, by virtue of the provisions of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

| June 30, 2026, Form 10-Q

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).
3.2	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.4	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.1	Subscription Agreement, among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2026).
10.2	Securities Purchase Agreement, dated March 5, 2026, by and between IGC Pharma, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2026).
10.3	Promissory Note, dated March 5, 2026, issued by IGC Pharma, Inc. to Vanquish Funding Group Inc. in the aggregate principal amount of $353,050 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2026).
10.4	Loan Agreement, dated February 9, 2026, by and between HH Processors, LLC and ODK Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2026).
10.5	Securities Purchase Agreement, by and between IGC Pharma, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.6	Promissory Note issued by IGC Pharma, Inc. to FirstFire Global Opportunities Fund, LLC in the aggregate principal amount of $346,910 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.7*	Amendment #1, dated June 18, 2026, to the Securities Purchase Agreement and Promissory Note, by and between IGC Pharma, Inc. and FirstFire Global Opportunities Fund, LLC.
10.8	Securities Purchase Agreement, by and between IGC Pharma, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.9	Promissory Note issued by IGC Pharma, Inc. to Vanquish Funding Group Inc. in the aggregate principal amount of $238,050 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.10	Stock Purchase Agreement, dated June 30, 2026, by and between IGC Pharma, Inc. and each of Mr. Ram Mukunda and Ms. Claudia Grimaldi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2026).
10.11	2026 O-Bank General Banking Facility Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

| June 30, 2026, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: August 14, 2026	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-President & Chief Compliance Officer (Principal Financial Officer)

| June 30, 2026, Form 10-Q