Form 10-Q
period 2026-09-30
IGC Pharma, Inc.
filed 2026-11-06
CIK 1326205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

116,687,169 shares of our common stock were outstanding as of November 3, 2026.

| September 30, 2026, Form 10-Q

i

IGC PHARMA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

| September 30, 2026, Form 10-Q

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements.” Additionally, we, or our representatives, may, from time to time, make other written or verbal forward-looking statements and discuss plans, expectations, and objectives regarding our business, financial condition, and results of operations. Without limiting the foregoing, statements that are in the future tense, and all statements accompanied by terms such as “believe,” “hope,” “potential,” “project,” “expect,” “trend,” “estimate,” “forecast,” “assume,” “intend,” “plan,” “target, “anticipate,” “outlook, “preliminary,” “will likely result,” “will continue,” and variations of them and similar terms are intended to be “forward-looking statements” as defined by federal securities laws. Such statements are based on currently available information, which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business.

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

| September 30, 2026, Form 10-Q

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGC Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026 (Unaudited) ($)	December 31, 2025 (Audited) ($)
ASSETS
Current assets:
Cash and cash equivalents	377	900
Accounts receivable, net	68	12
Inventory	643	640
Current investment	36	38
Deposits and advances	182	200
Total current assets	1,306	1,790

Non-current assets:
Intangible assets, net	5,740	5,101
Property, plant, and equipment, net	2,031	2,141
Claims and advances	652	669
Operating lease asset	-	11
Total non-current assets	8,423	7,922
Total assets	9,729	9,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,661	1,014
Accrued liabilities and others	698	962
Current loans	741	180
Total current liabilities	3,100	2,156

Non-current liabilities:
Non-current loans	128	131
Operating lease liability	-	2
Total non-current liabilities	128	133
Total liabilities	3,228	2,289

Commitments and Contingencies – See Note 12

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares, no shares issued or outstanding as of September 30, 2026, and December 31, 2025.
Common stock and additional paid-in capital, $0.0001 par value: 600,000,000 shares authorized; 114,350,306 and 95,038,026 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively.	144,487	138,014
Accumulated other comprehensive loss	(5,712)	(5,701)
Accumulated deficit	(132,274)	(124,890)
Total stockholders’ equity	6,501	7,423
Total liabilities and stockholders’ equity	9,729	9,712

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except loss per share and share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($)	($)	($)	($)

Revenue	328	191	910	849
Cost of revenue	(267)	(92)	(746)	(442)
Gross profit	61	99	164	407
Selling, general, and administrative expenses	(979)	(1,410)	(3,662)	(3,188)
Research and development expenses	(1,013)	(1,588)	(3,675)	(3,436)
Operating loss	(1,931)	(2,899)	(7,173)	(6,217)
Other (expense)/income, net	(115)	1,078	(211)	1,599
Loss before income taxes	(2,046)	(1,821)	(7,384)	(4,618)
Income tax expense	-	-	-	-
Net loss attributable to common stockholders	(2,046)	(1,821)	(7,384)	(4,618)
Foreign currency translation adjustments	(7)	(19)	(11)	(16)
Comprehensive loss	(2,053)	(1,840)	(7,395)	(4,634)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	(0.02)	(0.07)	(0.05)
Weighted-average number of shares used in computing loss per share amounts:	109,490,680	90,457,910	102,745,409	84,420,710

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

Three months ended September 30, 2025	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of June 30, 2025	84,141	131,920	(122,343)	(3,499)	6,078
Common stock-based compensation & expenses, net	-	742	-	-	742
Common stock subscribed but not yet issued	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	7,818	3,112	-	-	3,112
Other adjustments	-	-	-	-	-
Net loss	-	-	(1,821)	-	(1,821)
Foreign currency translation adjustments	-	-	-	(19)	(19)
Reclassification due to the liquidation of Subsidiaries	-	-	1,336	(1,336)	-
Balances as of September 30, 2025	91,959	135,774	(122,828)	(4,854)	8,092

Three months ended September 30, 2026
Balances as of June 30, 2026	102,417	142,065	(130,228)	(5,705)	6,132
Common stock-based compensation & expenses, net	4,358	1,030	-	-	1,030
Common stock subscribed but not yet issued	-	(635)	-	-	(635)
Issuance of common stock through offering (net of expenses)	7,575	2,027	-	-	2,027
Other adjustments	-	-	-	-	-
Net loss	-	-	(2,046)	-	(2,046)
Foreign currency translation adjustments	-	-	-	(7)	(7)
Reclassification due to the liquidation of Subsidiaries	-	-	-	-	-
Balances as of September 30, 2026	114,350	144,487	(132,274)	(5,712)	6,501

Nine months ended September 30, 2025	Number of Common Shares	Common Stock and Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balances as of December 31, 2024	78,203	129,307	(119,589)	(3,459)	6,259
Common stock-based compensation & expenses, net	-	1,698	-	-	1,698
Common stock subscribed but not yet issued	-	-	-	-	-
Issuance of common stock through offering (net of expenses)	13,756	4,769	-	-	4,769
Other adjustments	-	-	43	(43)	-
Net loss	-	-	(4,618)	-	(4,618)
Foreign currency translation adjustments	-	-	-	(16)	(16)
Reclassification due to the liquidation of Subsidiaries	-	-	1,336	(1,336)	-
Balances as of September 30, 2025	91,959	135,774	(122,828)	(4,854)	8,092

Nine months ended September 30, 2026
Balances as of December 31, 2025	95,038	138,014	(124,890)	(5,701)	7,423
Common stock-based compensation & expenses, net	6,715	2,801	-	-	2,801
Common stock subscribed but not yet issued	-	255	-	-	255
Issuance of common stock through offering (net of expenses)	12,597	3,417	-	-	3,417
Other adjustments	-	-	-	-	-
Net loss	-	-	(7,384)	-	(7,384)
Foreign currency translation adjustments	-	-	-	(11)	(11)
Reclassification due to the liquidation of Subsidiaries	-	-	-	-	-
Balances as of September 30, 2026	114,350	144,487	(132,274)	(5,712)	6,501

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2026, Form 10-Q

IGC Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2026 ($)	2025 ($)
Cash flows from operating activities:
Net loss	(7,384)	(4,618)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	172	414
Impairment of assets	-	152
Stock-based compensation and expenses, net	2,146	1,637
Other items	328	(1,077)

Changes in:
Accounts receivable, net	(55)	(5)
Inventory	(3)	90
Deposits and advances	18	223
Claims and advances	16	8
Accounts payable	647	(207)
Accrued and other liabilities	116	(953)
Operating lease asset	11	116
Operating lease liability	(2)	(7)
Net cash used in operating activities	(3,990)	(4,227)

Cash flow from investing activities:
Purchase of property, plant, and equipment	(6)	(55)
Sale of property, plant, and equipment	-	703
Investment in marketable securities	-	(25)
Acquisition and development of intangible assets	(611)	(559)
Net cash (used in) provided by investing activities	(617)	64

Cash flows from financing activities:
Net proceeds from the issuance of common stock	3,104	4,768
Net proceeds from the loan	1,005	(2)
Net cash provided by financing activities	4,109	4,766

Effects of exchange rate changes on cash and cash equivalents	(25)	32
Net (decrease)/ increase in cash and cash equivalents	(523)	635
Cash and cash equivalents at the beginning of the period	900	470
Cash and cash equivalents at the end of the period	377	1,105

Supplementary information:
Cash paid for interest	92	4
Other item:
Unrealized loss from current investment	3	-
Amortization of debt discount and issuance cost	189	-
Net change in fair value of derivative liability (gain)	(40)	-
Profit/Loss on sale of fixed assets, net		(1,090)
Provision for bad debt		13
Supplemental disclosure of non-cash investing and financing activities:
Settlement of the following due to executive officers through common stock subscriptions (Note 11 and Note 13):
Compensation payable during the period (Other item)	176	-
Compensation	423	-
Loans	555	-

The accompanying notes should be read in connection with these Condensed Consolidated Financial Statements.

| September 30, 2026, Form 10-Q

IGC Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had completed enrollment in its CALMA Phase 2 clinical trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s dementia, with 168 participants randomized, including planned over-enrollment. The trial remained ongoing as of September 30, 2026.

Beyond IGC-AD1, our pipeline includes earlier-stage candidates targeting AD mechanisms, including TGR-63 and other investigational compounds in preclinical evaluation. These programs are intended to broaden our long-term portfolio while maintaining a disciplined focus on clinical execution and capital efficiency.

We are also developing two proprietary artificial intelligence (“AI”)-enabled platforms. MINT-AD is designed to support risk stratification and longitudinal assessment in AD using multimodal datasets and is intended as a clinical and research decision-support tool. The Agentic Harmonization Assistant (“AHA”) is designed to assist with the harmonization and analysis of fragmented biomedical datasets; we announced its beta version on June 23, 2026. MINT-AD and AHA remain under development and have not been approved or cleared as diagnostic or therapeutic products.

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

Business Organization

As of September 30, 2026, the Company had the following operating subsidiaries: HH Processors, LLC, IGC Pharma IP, LLC, IGC Pharma, LLC, SAN Holdings, LLC, Hamsa Biopharma India Pvt. Ltd., and Colombia-based beneficially owned subsidiary IGC Pharma SAS. The Company’s fiscal year ends on December 31. The Company’s principal office is in Maryland, and it is a Maryland corporation established in 2005. Additionally, the Company has offices in Colombia, South America, and India. The Company’s filings are available on www.sec.gov.

| September 30, 2026, Form 10-Q

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of September 30, 2026, and December 31, 2025, condensed consolidated statements of operations and comprehensive loss and of changes in stockholders’ equity for the three months and nine months ended September 30, 2026, and 2025, and condensed consolidated statements of cash flows for the nine months ended September 30, 2026, and 2025, are unaudited. The consolidated balance sheet as of December 31, 2025, has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements as of September 30, 2026 (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the SEC. As a result of the change in fiscal year-end from March 31 to December 31, comparative amounts for the nine months ended September 30, 2025, were derived from the Company’s accounting records for the corresponding calendar period and were not previously reported as a discrete fiscal period. The three months ended September 30, 2025, were previously reported in the Company’s Quarterly Report on Form 10-Q for that quarter

In addition, certain prior-period amounts may have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported total current liabilities, total liabilities, stockholders’ equity, or net loss.

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

For the three months ended September 30, 2026, and 2025, the Company incurred net losses of approximately $2.0 million and $1.8 million, respectively. For the nine months ended September 30, 2026, and 2025, the Company incurred net losses of approximately $7.4 million and $4.6 million, respectively.  As of September 30, 2026, the Company had cash and cash equivalents of approximately $377 thousand and a working capital deficit of approximately $1.8 million.

| September 30, 2026, Form 10-Q

During the nine months ended September 30, 2026, the Company raised approximately $3.1 million in net proceeds from equity issuances and approximately $1.0 million in net proceeds from debt financings. As of September 30, 2026, the Company had total outstanding debt of approximately $869 thousand. For additional information regarding these financings, please refer to Note 11, “Loans and Other Liabilities,” and Note 13, “Securities.”

Subsequent to September 30, 2026, the Company raised approximately $620 thousand in gross proceeds under its at-the-market offering program and made all scheduled loan payments of approximately $267 thousand, including interest. For more information, please refer to Note 17, “Subsequent Events”.

The Company estimates that its current cash and cash equivalents, investments, anticipated financing activities, and amounts reasonably expected to be available under its $12 million revolving working capital credit facility with O-Bank will be sufficient to support operations for at least twelve months following the issuance of these condensed consolidated financial statements, although there can be no assurance. This assessment reflects the facility’s monthly draw limitation, applicable borrowing conditions, and May 31, 2027, expiration date and does not assume immediate access to the full facility amount or renewal beyond its current term. As of September 30, 2026, no amounts were outstanding under the facility. These estimates are based on assumptions that may prove incorrect, and the Company may use its available capital resources sooner than currently anticipated. The Company expects to seek renewal of the facility before its expiration; however, there can be no assurance that the facility will be renewed or that any renewal will be on similar terms. The Company’s ability to obtain additional equity or debt financing is also subject to market and contractual conditions, and there can be no assurance that such financing will be available on acceptable terms or when required.

Accounts receivable

We make estimates of the collectability of our accounts receivable by analyzing historical payment patterns, customer concentrations, customer creditworthiness, and current economic trends. If the financial condition of a customer deteriorates, additional allowances may be required. We had $68 thousand of accounts receivable, as of September 30, 2026, with no allowance for doubtful accounts, as compared to $12 thousand of accounts receivable, net of provision for the doubtful debt of $8 thousand as of December 31, 2025.

Current Investments

Current investments consist of marketable securities, including exchange-traded products (“ETPs”), that the Company intends to hold for less than one year. These investments are classified as equity securities under ASC 321, Investments—Equity Securities, and are measured at fair value using quoted prices in active markets (Level 1). Changes in fair value are recognized in other income (expense), net, in the condensed consolidated statements of operations. As of September 30, 2026, Current investments consisted of approximately $36 thousand in a U.S.-listed digital asset ETP. The Company does not directly hold cryptocurrencies or other digital tokens. The Company does not hold any crypto assets within the scope of ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets; its only digital-asset exposure is through a U.S.-listed exchange-traded product accounted for as an equity security under ASC 321.

Lease

The Company has elected the short-term lease exemption under ASC 842 for leases with a lease term of 12 months or less; such leases are not recorded on the balance sheet, and the related payments are recognized as expense on a straight-line basis over the lease term. As of September 30, 2026, the Company’s remaining lease arrangements were short-term in nature, and accordingly the Company had no operating lease right-of-use assets or operating lease liabilities recognized as of that date.

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

| September 30, 2026, Form 10-Q

Software Development Costs

The Company is developing three proprietary software platforms:

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

As of the quarter ended September 30, 2026, the Company capitalized approximately $2.1 million in software development costs. For more information, please refer to Note 5, “Intangible Assets”.

Loss per share

The computation of basic and diluted loss per share for the nine months ended September 30, 2026, excludes potentially dilutive securities of approximately 19 million shares, which include share options, unvested shares such as restricted share awards, units and warrants, granted to directors, employees, non-employees, and advisors, and shares from the conversion of outstanding units, if any, because their inclusion would be anti-dilutive.

The weighted average number of shares outstanding for the nine months ended September 30, 2026, and 2025, used for the computation of basic earnings per share (“EPS”), is 102,745,409 and 84,420,710, respectively, as compared to 109,490,680 and 90,457,910, for the three months ended September 30, 2026, and 2025, respectively. Due to the loss incurred by the Company during the nine months ended September 30, 2026, and 2025, all the potential equity shares are anti-dilutive, and accordingly, the fully diluted EPS is equal to the basic EPS.

Cybersecurity

The Company maintains a cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats. The Company’s cybersecurity program, governance framework, and board oversight are described in Item 1C of the Company’s Annual Report on Form 10-KT for the nine-month transition period ended December 31, 2025.

There have been no material changes to the Company’s cybersecurity risk management program during the three months ended September 30, 2026. During the period, the Company did not identify any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

| September 30, 2026, Form 10-Q

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

Net sales disaggregated by significant products and services for the three months and nine months ended September 30, 2026, and 2025 are as follows:
	(in thousands)
	Three months ended September 30, 2026 ($)	Three months ended September 30, 2025 ($)	Nine months ended September 30, 2026 ($)	Nine months ended September 30, 2025 ($)
Life Sciences segment
Wellness and lifestyle (1)	7	38	39	56
White labeling services (2)	321	153	871	793
Total	328	191	910	849

(1)	Revenue from wellness and lifestyle consists of the sale of products and services.
(2)	Revenue from white label services consists of rebranding our formulations or the customer’s products as per the customer’s requirement.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, as clarified by ASU 2025-01. The Company is evaluating the impact of this standard on its disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted. The Company has not yet adopted ASU 2025-10 and is evaluating the impact, if any, on its consolidated financial statements and disclosures.

Newly issued ASUs not discussed above are not expected to have a material impact on the Company’s consolidated financial position and results of operations because either the ASU is not applicable or the impact is expected to be immaterial.

| September 30, 2026, Form 10-Q

NOTE 3 – INVENTORY

	(in thousands)
	As of September 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Raw materials	449	446
Finished goods	194	194
Total	643	640

No inventory write-offs were recorded during the three and nine months ended September 30, 2026. During the three months ended September 30, 2026, no write-offs were recorded. During the nine months ended September 30, 2025, the Company recorded inventory write-offs of approximately $168 thousand, due to abnormal loss, net realizable value adjustments, product expiration, idle facility expenses, freight and handling costs, scrap, and wasted material (spoilage). These charges were recorded in Selling, general, and administrative expenses.

We capitalize inventory costs related to our investigational drug, provided that management determines there is a potential alternative use for the inventory in future research and development projects or other purposes. As of September 30, 2026, and December 31, 2025, the Company’s consolidated balance sheet reported approximately $392 thousand in clinical trial-related inventory, as of each date.

NOTE 4 – DEPOSITS AND ADVANCES

	(in thousands)
	As of September 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Advances to suppliers and consultants	22	13
Other receivables and deposits	19	63
Prepaid expenses and other current assets	141	124
Total	182	200

The Advances to suppliers and consultants primarily relate to advances to vendors. Prepaid expenses and other current assets include approximately $67 thousand of statutory advances as of September 30, 2026, and approximately $62 thousand of statutory advances as of December 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

	(in thousands)			(in thousands)
	September 30, 2026 (Unaudited) ($)			December 31, 2025 (Audited) ($)
Intangible Assets	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized Assets
Patents	664	(271)	393	657	(226)	431
Other intangibles	34	(25)	9	34	(24)	10
Total amortized intangible assets	698	(296)	402	691	(250)	441
Unamortized Assets
Favorable Contract	2,700	-	2,700	2,700	-	2,700
Software development cost	2,062	-	2,062	1,398	-	1,398
Patents	570	-	570	557	-	557
Other intangibles	6	-	6	5	-	5
Total unamortized intangible assets	5,338	-	5,338	4,660	-	4,660
Total Intangible Assets	6,036	(296)	5,740	5,351	(250)	5,101

| September 30, 2026, Form 10-Q

The gross amount of intangible assets includes the cost of acquiring patent rights, supporting data, and the expense associated with filing various patent applications in different countries, along with granted patents. It also includes acquisition costs related to domains and licenses.

The amortization of patents and patent rights with a finite life is up to 20 years, commencing from the date of grant or acquisition. The amortization expense in the three months ended September 30, 2026, and 2025, amounted to approximately $16 thousand and $14 thousand, respectively, whereas the amortization expense in the nine months ended September 30, 2026, and 2025, amounted to approximately $48 thousand and $45 thousand, respectively.

As of September 30, 2026, the Company has capitalized approximately $2.1 million in software development costs related to three proprietary platforms: (1) a clinical data management platform designed for the collection, analysis, and real-time monitoring of clinical trial data; (2) MINT-AD, an AI-driven cognitive decline risk stratification and treatment personalization platform for Alzheimer’s disease; and (3) AHA, an internal-use platform that supports MINT-AD’s data processing and analytics capabilities. The clinical data management platform and MINT-AD are accounted for under ASC 985-20, Software to Be Sold, Leased, or Marketed. AHA is accounted for under ASC 350-40, Internal-Use Software. All three platforms are in the development stage. Amortization has not commenced, as none of the platforms have been made available for general release or placed in service. Capitalized software development costs are included in intangible assets on the accompanying condensed consolidated balance sheet.

As of September 30, 2026, the Company recognized approximately $2.7 million of intangible assets representing preferential supply rights and other contractual benefits as a “Favorable Contract” received in connection with the sale of assets associated with the Vancouver facility. The intangible assets were recognized as consideration received in a non-monetary exchange under ASC 845-10 and are being amortized in a pattern that reflects the economic benefit of the intangible assets is consumed over their estimated useful life of three years, commencing in calendar year 2028. For more information, please refer to Note 6, “Property, Plant, and Equipment”.

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and reviews indefinite-lived intangible assets at least annually. The Company concluded that there was no impairment as of September 30, 2026.

Estimated annual amortization expense	(in thousands) ($)
For the year ended 2026	63
For the year ended 2027	69
For the year ended 2028	484
For the year ended 2029	935
For the year ended 2030	1,532

The increase in estimated amortization beginning in 2028 reflects the commencement of amortization of the Favorable Contract.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	(in thousands, except useful life)
	Useful Life (years)	As of September 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Buildings and facilities	25	1,527	1,525
Plant and machinery	5-20	1,932	1,932
Computer equipment	3	101	96
Office equipment	3-5	157	145
Furniture and fixtures	5	57	56
Vehicles	5	58	57
Total gross value		3,832	3,811
Less: Accumulated depreciation		(1,801)	(1,670)
Total property, plant, and equipment, net		2,031	2,141

The depreciation expense in the three months ended September 30, 2026, and 2025 amounted to approximately $41 thousand and $106 thousand, respectively. The depreciation expense in the nine months ended September 30, 2026, and 2025 amounted to approximately $124 thousand and $369 thousand, respectively. The net decrease in Total property, plant, and equipment is primarily due to depreciation and foreign exchange fluctuations. For more information, please refer to Note 16, “Segment Information,” for the non-current assets other than financial instruments held in the country of domicile and foreign countries.

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

| September 30, 2026, Form 10-Q

NOTE 7 – RESERVED

NOTE 8 – CLAIMS AND ADVANCES

	(in thousands)
	As of September 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Claims receivable(1)	650	667
Non-current deposits	2	2
Total	652	669

(1)	The claims receivable is due from different vendors. While the Company has initiated collection proceedings internally or with the appropriate authorities, it believes receiving the amount in the next 12 months will be challenging because of the time required for collection proceedings.

NOTE 9 – RESERVED

NOTE 10 – ACCRUED LIABILITIES AND OTHERS

	(in thousands)
	As of September 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)
Compensation and other contributions	364	530
Provision for expenses	145	139
Current lease liability	-	9
Derivative Liability	43	-
Other current liability	146	284
Total	698	962

Compensation and other contribution-related liabilities consist primarily of accrued salaries and bonuses payable to employees. Provisions for expenses include estimated amounts for legal, professional, and marketing services. As of September 30, 2026, the derivative liability of approximately $43 thousand relates to the embedded conversion features of the VFG Notes and FirstFire Note. For more information, please refer to Note 11, “Loans and Other Liabilities”. Other current liabilities also include statutory payables, which were Nil and $29 thousand as of September 30, 2026, and December 31, 2025, respectively. During the nine months ended September 30, 2026, the decrease in Compensation and other contributions reflects approximately $423 thousand of amounts due to the Company’s executive officers that were settled through the issuance of common stock subscriptions (a non-cash transaction). For more information, please refer to Note 13, “Securities.”

NOTE 11 – LOANS AND OTHER LIABILITIES

Loan as of September 30, 2026, and December 31, 2025:

	(in thousands)			(in thousands)
	September 30, 2026 (Unaudited) ($)			December 31, 2025 (Audited) ($)
Description of Loans	Non-Current	Current	Total	Non-Current	Current	Total

Related-Party Loan (1)	-	34	34	-	176	176
Loan from Executive Officers	-	34	34	-	176	176
Non-Related Party Loan
FirstFire Global Opportunities Fund, LLC(2)	-	322	322
Vanquish Funding Group Inc. (3)	-	247	247	-	-	-
SBA Economic Injury Disaster Loan(4)	128	4	132	131	4	135
ODK Capital, LLC (5)	-	134	134	-	-	-
Total non-related party loan	128	707	835	131	4	135
Total Loans	128	741	869	131	180	311

1.	On June 30, 2026, the Company entered into separate agreements with Mr. Ram Mukunda, Chief Executive Officer, and Ms. Claudia Grimaldi, Vice-President & Chief Compliance Officer (Principal Financial Officer), to settle amounts owed to them aggregating $1,154,210 in shares of common stock at $0.27 per share. The agreements were approved in advance by the independent directors and the Audit Committee, with each officer recused. The amounts consisted of (i) accrued bonus and compensation of $586,467 and (ii) loans, credit card advances and accrued interest of $567,743. During the three months ended September 30, 2026, the Company settled the accrued bonus and compensation by issuing 2,172,100 shares of common stock under the Company’s 2018 Omnibus Incentive Plan. As of September 30, 2026, the 2,102,753 shares for the loans, advances and accrued interest had not been issued, and $567,743 was presented in stockholders’ equity as common stock subscribed but not yet issued. When issued, these shares will be restricted securities issued in reliance on Section 4(a)(2) of the Securities Act. See Note 17.
| September 30, 2026, Form 10-Q

2.	On April 10, 2026, the Company entered into a Securities Purchase Agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a promissory note (the “FirstFire Note”) with a principal amount of approximately $346 thousand, maturing on April 16, 2027. The FirstFire Note was issued with an original issue discount of approximately $39 thousand and debt issuance costs of approximately $5 thousand, resulting in net proceeds of approximately $302 thousand. On June 18, 2026, the Company and FirstFire entered into Amendment #1 to the FirstFire Purchase Agreement and the FirstFire Note, which deemed the issue date of the FirstFire Note to be April 14, 2026, and extended the maturity date, the monthly payment dates, and the prepayment periods by six calendar days, resulting in a maturity date of April 16, 2027. Amendment #1 was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

The Company determined that the conversion feature requires bifurcation as an embedded derivative under ASC 815-15. The total debt discount of approximately $80 thousand, comprising the original issue discount, derivative liability, and debt issuance costs, is being amortized to interest expense over the term of the FirstFire Note using the effective interest method. For the period from issuance through September 30, 2026, amortization of the debt discount was approximately $56 thousand. On the issuance date, the embedded derivative liability was initially measured at approximately $36 thousand. As of September 30, 2026, the carrying amount of the FirstFire Note was approximately $322 thousand, net of an unamortized debt discount of approximately $24 thousand, and the fair value of the related derivative liability was approximately $24 thousand, resulting in a gain of approximately $12 thousand recognized in other income (expense), net. For more information, please refer to Note 15, “Fair Value of Financial Instruments”.

The terms of the FirstFire transaction, including the conversion provisions, beneficial ownership limitation, exchange cap, Events of Default and other material provisions, are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2026.

3.	During the nine months ended September 30, 2026, the Company executed two separate Securities Purchase Agreements with Vanquish Funding Group Inc. and issued two separate promissory notes to VFG with aggregate principal of approximately $591 thousand, maturing in February and March 2027, respectively, namely VFG-1 and VFG-2. The VFG Notes were issued with an aggregate original issue discount of approximately $77 thousand and aggregate debt issuance costs of approximately $44 thousand, resulting in net proceeds of approximately $470 thousand.

The Company determined that the conversion feature requires bifurcation as an embedded derivative under ASC 815-15. The total aggregate debt discount of approximately $168 thousand, comprising the original issue discounts, derivative liabilities, and debt issuance costs, is being amortized to interest expense over the term of the VFG Notes using the effective interest method. For the period from issuance through September 30, 2026, amortization of the debt discount was approximately $132 thousand, of which approximately $63 thousand was recognized in the three months ended September 30, 2026. On the respective issuance dates, the embedded derivative liabilities related to the VFG Notes were initially measured at an aggregate fair value of approximately $47 thousand. During the three months ended September 30, 2026, the Company repaid approximately $308 thousand of principal on the VFG Notes. As of September 30, 2026, the carrying amount of the VFG Notes was approximately $247 thousand, net of an unamortized debt discount of approximately $36 thousand, and the aggregate fair value of the related derivative liabilities was approximately $19 thousand, resulting in a gain of approximately $28 thousand recognized in other income (expense), net. For more information, please refer to Note 15, “Fair Value of Financial Instruments”.

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

4.	On June 11, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) for approximately $150 thousand at an annual interest rate of 3.75%. The Company must pay principal and interest payments of $731 every month beginning September 5, 2021. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce the principal. All remaining principal and accrued interest is due and payable 30 years from the date of the loan. For the nine months ended September 30, 2026, the interest expense and principal payment for the EIDL were approximately $4 thousand and $3 thousand, respectively.
5.	On February 9, 2026, HH Processors, LLC, a subsidiary of the Company, entered into a loan agreement with ODK Capital LLC (“OnDeck”), pursuant to which the Company received net proceeds of approximately $214 thousand in financing (the “OnDeck Loan”). The OnDeck Loan bears an annual percentage rate of 31.9% and is repayable in accordance with the terms and conditions set forth in the loan agreement, including scheduled periodic payments of approximately $3 thousand per week. The OnDeck Loan matures in August 2027. The proceeds are being used for general working capital and corporate purposes. For the nine months ended September 30, 2026, the interest expense and principal payment for OnDeck were approximately $32 thousand and $81 thousand, respectively.
6.	The Company maintains a revolving working capital credit facility with O-Bank that provides for maximum aggregate borrowings of up to $12 million. Borrowings are limited to $1 million per month and are subject to the applicable terms and conditions of the facility. As of September 30, 2026, no amounts were outstanding under the facility. The facility expires on May 31, 2027. The Company expects to seek renewal before expiration; however, there can be no assurance that the facility will be renewed, that future borrowings will be available when required, or that any renewal will be on similar terms.
| September 30, 2026, Form 10-Q

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2026, except as disclosed in Part II, Item 1, ‘Legal Proceedings,’ of this report.

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

NOTE 13 – SECURITIES

As of September 30, 2026, the Company was authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share, and 114,350,306 shares of common stock were issued and outstanding. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, and no preferred shares were issued and outstanding as of September 30, 2026.

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

During the three months ended September 30, 2026, the Company issued 2,172,100 shares of common stock to Mr. Mukunda and Ms. Grimaldi under the 2018 Omnibus Incentive Plan in settlement of their accrued bonus and compensation. For more information, please refer to Note 11, “Loans and Other Liabilities”.

In addition, Mr. Mukunda and Ms. Grimaldi also exercised previously granted stock options to purchase an aggregate of 461,539 shares of common stock. The aggregate exercise price of approximately $0.26 per share was satisfied by offsetting it against amounts payable by the Company to them. During the three months ended September 30, 2026, the Company issued an aggregate of 461,539 shares of common stock to Mr. Mukunda and Ms. Grimaldi.

During the nine months ended September 30, 2026, the Company entered into the 2026 Securities Purchase Agreements (“2026 SPAs”) with multiple investors, relating to the sale and issuance by our Company to the investors of an aggregate of 205,747 shares of our common stock, for a total purchase price of approximately $60 thousand, or $0.29 per share, subject to the terms and conditions set forth in the 2026 SPAs. The investments are subject to customary closing conditions, including NYSE approval. As of September 30, 2026, the Company had issued an aggregate of 205,747 shares to the respective individual accounts.

During the nine months ended September 30, 2026, the Company issued 588,235 shares of common stock to Moran Global Strategies, Inc. at a purchase price of $0.34 per share for aggregate consideration of $200 thousand received in September 2024 pursuant to the Share Purchase Agreement dated September 25, 2024.

During the nine months ended September 30, 2026, the Company closed multiple Subscription Agreements (the “2025 Subscription Agreement”) with certain investors named therein, pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering, an aggregate of 779,997 shares of the Company’s common stock, at a purchase price of $0.30 per share, for gross proceeds of approximately $234 thousand.

During the nine months ended September 30, 2026, the Company entered into several consulting and advisory arrangements for investor-relations, investor-outreach, and related services that provide for the potential future issuance of restricted common stock, warrants, and/or options, subject to the satisfaction of specified service and performance conditions and, in certain cases, approval by the Board of Directors or an authorized committee. Any securities issued under these arrangements will constitute restricted securities issued in reliance on Section 4(a)(2) of the Securities Act and will be subject to applicable Rule 144 resale restrictions. As of September 30, 2026, the Company had issued an aggregate of 225,758 restricted shares under these arrangements. The related compensation expense and unrecognized compensation cost are included in the aggregate amounts disclosed in Note 14, “Stock-Based Compensation.”

| September 30, 2026, Form 10-Q

NOTE 14 – STOCK-BASED COMPENSATION

As of September 30, 2026, approximately 6 million restricted share units (“RSUs”), fair valued at approximately $4 million with a weighted average value of $0.61 per share, have been granted or vested but not yet issued from different Incentive Plans and Grants.

Additionally, the Company has outstanding options held by advisors and directors to purchase approximately 13.4 million shares of common stock, fair valued at approximately $4.2 million with a weighted average of $0.31 per share, which have been granted or vested but are to be exercised over a period between Fiscal 2023 and Fiscal 2028.

The above awards include approximately 4.6 million RSUs and options to purchase 4.1 million shares granted to employees and directors, which consist of a vesting schedule based entirely on the attainment of either operational milestones (performance conditions) or market conditions, assuming continued employment either as an employee, or director with the Company. The performance-based awards are accounted for upon certification by the Company’s management, confirming the probability of achievement of milestones. As of September 30, 2026, the Company’s management confirmed that eight milestones had been achieved, and the rest were probable to be achieved by March 31, 2028.

The amounts disclosed above include share-based awards granted to non-employees in exchange for consulting, investor-relations, investor-outreach and related services. The Company accounts for these awards in accordance with ASC 718, and the related compensation expense and unrecognized compensation cost are included in the aggregate amounts disclosed in this Note. As of September 30, 2026, the Company had issued an aggregate of 225,758 restricted shares under these arrangements.

The options are valued using a Black-Scholes Pricing Model, and Market-based RSUs are valued based on a lattice model, with the following assumptions:

	Granted in Fiscal 2026	Granted in Fiscal 2025
Expected life of options	5 years	5 years
Vested options	100%	100%
Risk-free interest rate	5.01%	5.24%
Expected volatility	208%	175%
Expected dividend yield	Nil	Nil

The expense associated with stock-based payments to employees, directors, advisors, and contractors is allocated over the vesting or service period and recognized in the Selling, general, and administrative expenses (including research and development). For the nine months ended September 30, 2026, the Company’s stock-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $733 thousand and $1.4 million, respectively.

For the nine months ended September 30, 2025, the Company’s stock-based expense and option-based expense, shown in Selling, general, and administrative expenses (including research and development), were $805 thousand and $752 thousand, respectively.

Non-vested shares	Shares (in thousands) (#)	Weighted average grant date fair value ($)
Non-vested shares as of December 31, 2025	6,147	0.62
Granted	4,112	0.27
Vested	(4,437)	0.28
Cancelled/forfeited	(405)	0.30
Non-vested shares as of September 30, 2026	5,417	0.66

Options	Shares (in thousands) (#)	Weighted average grant date fair value ($)	Weighted average exercise price ($)
Options outstanding as of December 31, 2025	13,550	0.31	0.32
Granted	695	0.22	0.30
Exercised	(462)	0.22	0.26
Cancelled/forfeited	(330)	0.19	0.30
Options outstanding as of September 30, 2026	13,453	0.31	0.32

| September 30, 2026, Form 10-Q

As of September 30, 2026, the Company had approximately $2.2 million of unrecognized stock-based compensation cost related to non-vested shares, options and warrants, which is expected to be recognized over a period of up to 3 years, subject to satisfaction of the applicable service and performance conditions.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2026, the Company’s marketable securities consist of liquid funds and ETPs, which have been classified as Level 1 of the fair value hierarchy because they have been valued using quoted prices in active markets. The Company’s cash and cash equivalents have also been classified as Level 1 on the same principle. Financial instruments are classified as current if they are expected to be liquidated within the next twelve months. The Company’s remaining investments have been classified as Level 3 instruments as there is little or no market data. Level 3 investments are valued using the measurement alternative under ASC 321.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value:

(in thousands)

As of September 30, 2026

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Current Investments ($)
Level 1
Cash	375	-	-	375	375	-
Marketable Securities	50	-	14	36	-	36
Level 2
Certificates of Deposit	2	-	-	2	2	-
Level 3	-	-	-	-	-	-
TOTAL	427	-	14	413	377	36

As of December 31, 2025

Particular	Adjusted Cost ($)	Gain ($)	Loss ($)	Fair Value ($)	Cash & Cash Equivalents ($)	Current Investments ($)
Level 1
Cash	893	-	-	893	893	-
Marketable Securities	50	-	12	38	-	38
Level 2
Certificates of Deposit	7	-	-	7	7	-
Level 3	-	-	-	-	-	-
TOTAL	950	-	12	938	900	38

| September 30, 2026, Form 10-Q

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2026:

	(in thousands)
Particular	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
September 30, 2026
Derivative Liability	-	-	43	43

December 31, 2025
Derivative Liability	-	-	-	-

The derivative liability relates to the embedded conversion features of the VFG and FirstFire Notes. For more information, please refer to Note 11, “Loans and Other Liabilities”. The Company classifies the derivative liability within Level 3 as its valuation relies on significant unobservable inputs.

The fair value was estimated using a probability-weighted expected payoff model incorporating the following inputs: probability of default (10%), expected timing of default, the contractual conversion discount (75% of the lowest 10-day trading price), beneficial ownership cap (4.99%), exchange cap (19.99%), and a risk-adjusted discount rate of 12%. The following table presents a roll forward of the Level 3 derivative liability for the nine months ended September 30, 2026 (in thousands):

Amount ($)
Balance at December 31, 2025	—
Initial recognition upon issuance of Notes during nine months:
VFG-1	27
VFG-2	20
FirstFire	36
Change in fair value recognized in other income	(40)
Balance at September 30, 2026	43

Changes in the fair value of the derivative liability, if any, are recognized in other (expense)/income in the condensed consolidated statements of operations. As of September 30, 2026, derivative liabilities related to the VFG Notes and FirstFire Note were approximately $19 thousand and $24 thousand, respectively, totaling $43 thousand. Initial and subsequent recognition of the derivative liabilities during the nine months ended September 30, 2026, totaled $83 thousand, and a net decrease in fair value of $40 thousand was recognized as a gain in other (expense)/income, net.

NOTE 16 – SEGMENT INFORMATION

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates as one reportable segment. The Company’s Chief Operating Decision Maker is its Chief Executive Officer, who reviews consolidated operating results to allocate resources and assess performance. The measure of segment assets is total assets as reported on the condensed consolidated balance sheets. The CODM evaluates revenue by product line and operating expenses by significant category to assess financial performance and allocate resources. The CODM’s primary measure of segment performance is operating loss, as presented below.

The following provides information required by ASC 280-10-50-38 “Entity-wide Information”:

1) The table below shows revenue reported by segment and the geographic location of customers:

	(in thousands)
	Three months ended September 30, 2026 ($)	Three months ended September 30, 2025 ($)	Nine months ended September 30, 2026 ($)	Nine months ended September 30, 2025 ($)

Life Sciences segment
Wellness and lifestyle	7	38	39	56
White labeling services	321	153	871	793
Total	328	191	910	849

All revenue for both periods presented was generated from customers located in the United States. For information on revenue by product and service, please refer to Note 2, “Summary of Significant Accounting Policies”.

| September 30, 2026, Form 10-Q

2) The table below shows the loss before income tax and other (expense)/income categories regularly provided to the CODM in assessing the Company’s one reportable segment, “Life Sciences,” segment performance:

	(in thousands) Three months ended September 30,
	2026 ($)	2025 ($)
United States (U.S.)
Revenue	328	191
Cost of revenue	(267)	(92)
Selling, general, and administrative expenses	(551)	(800)
Research and development expenses	(443)	(846)
Common stock-based compensation and expenses, net	(371)	(686)
Operating loss	(1,304)	(2,232)
Others
Selling, general, and administrative expenses	(220)	(276)
Research and development expenses	(388)	(347)
Common stock-based compensation and expenses, net	(19)	(44)
Operating loss	(627)	(667)
Total Operating loss	(1,931)	(2,899)

	(in thousands) Nine months ended September 30,
	2026($)	2025($)
United States (U.S.)
Revenue	910	849
Cost of revenue	(746)	(442)
Selling, general, and administrative expenses	(1,952)	(1,697)
Research and development expenses	(1,663)	(1,891)
Common stock-based compensation and expenses, net	(1,985)	(1,382)
Operating loss	(5,436)	(4,563)
Others
Selling, general, and administrative expenses	(624)	(677)
Research and development expenses	(953)	(722)
Common stock-based compensation and expenses, net	(160)	(255)
Operating loss	(1,737)	(1,654)
Total Operating loss	(7,173)	(6,217)

3) The table below shows the non-current assets other than financial instruments held in the country of domicile and foreign countries.

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of September 30, 2026 ($)
Intangible assets, net	5,740	-	5,740
Property, plant, and equipment, net	1,969	62	2,031
Claims and advances	410	242	652
Operating lease asset	-	-	-
Total non-current assets	8,119	304	8,423

	(in thousands)
Nature of assets	USA (Country of Domicile) ($)	Foreign Countries (India and Colombia) ($)	Total as of December 31, 2025 ($)
Intangible assets, net	5,101	-	5,101
Property, plant, and equipment, net	2,073	68	2,141
Claims and advances	410	259	669
Operating lease asset	-	11	11
Total non-current assets	7,584	338	7,922

NOTE 17 – SUBSEQUENT EVENTS

●	Subsequent to September 30, 2026, the Company:

●	raised approximately $620 thousand in gross proceeds through sales of its common stock under its at-the-market offering program.
●	made all scheduled loan payments, including interest, of approximately $267 thousand, including all remaining balloon payments. Total loan payments since January 1, 2026, were approximately $745 thousand, and approximately $575 thousand of scheduled payments remain, payable in installments through August 2027.
●	entered into amendments, on October 22, 2026, with each of Mr. Mukunda and Ms. Grimaldi to the June 30, 2026, agreements so that they cover only the exchange of loans, credit card advances, and accrued interest of $567,743 for 2,102,753 shares of common stock at $0.27 per share. The price and other terms were not changed. The issuance of these shares is subject to approval by the Board of Directors of the amended agreements and by NYSE American of the Company’s supplemental listing application.
| September 30, 2026, Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of IGC Pharma, Inc.’s (“IGC,” “IGC Pharma,” the “Company,” “we,” “our,” and/or “us”) consolidated financial condition and results of operations and cash flows. The MD&A should be read in conjunction with our unaudited condensed financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, and in the Transition Report on Form 10-KT for the nine months ended December 31, 2025, filed with the SEC on March 18, 2026 (the “2025 Form 10-KT”). The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Forward-Looking Statements” and “Risk Factors” sections and discussed elsewhere in this report. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. Accordingly, we caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as expressly required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those outlined in the forward-looking statements.

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

As of September 30, 2026, the Company had completed enrollment in the CALMA Phase 2 clinical trial, with 168 participants randomized, including planned over-enrollment. The trial remains ongoing, and there can be no assurance regarding its results, future development, or regulatory approval.

Beyond IGC-AD1, our development pipeline includes additional early-stage therapeutic candidates targeting Alzheimer’s disease mechanisms, including TGR-63 and other investigational compounds currently in preclinical evaluation. These programs are intended to expand our long-term development portfolio while maintaining a disciplined focus on clinical execution and capital efficiency.

The Company is also developing MINT-AD, a proprietary, artificial intelligence, enabled data platform designed to support risk stratification and longitudinal assessment in Alzheimer’s disease using multimodal datasets. MINT-AD is intended as a clinical and research decision-support tool and is not currently approved as a diagnostic device. On June 23, 2026, the Company announced the beta version of AHA. MINT-AD and AHA remain under development and have not been approved or cleared as diagnostic or therapeutic products.

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

During the three months ended September 30, 2026, the Company completed enrollment in its CALMA Phase 2 clinical trial and continued clinical trial activities in preparation for the completion of the treatment period and subsequent data analysis.

MINT-AD – Artificial Intelligence Platform

Overview

The Company is developing a proprietary Multimodal Interpretable Transformer for Alzheimer’s Disease (“MINT-AD”). MINT-AD is an artificial intelligence (“AI”) platform designed to enhance the detection and management of Alzheimer’s disease (“AD”) by providing clinicians with scalable, interpretable, and predictive diagnostic support. The platform is engineered to transition AD diagnostics from specialized, high-cost environments—such as neurology clinics utilizing Positron Emission Tomography (“PET”) scans—to primary care settings, rural areas, and underserved populations, although there is no assurance we will be successful in this regard. MINT-AD is intended as a clinical and research decision-support tool and is not currently approved as a diagnostic device. In addition, the Company is developing the Agentic Harmonization Assistant (“AHA”), a proprietary artificial intelligence-enabled platform designed to assist with the harmonization and analysis of fragmented biomedical datasets. On June 23, 2026, the Company announced the beta version of AHA. MINT-AD and AHA remain under development and have not been approved or cleared as diagnostic or therapeutic products.

| September 30, 2026, Form 10-Q

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

Use of MINT-AD

The Company is aiming to position MINT-AD as a practical, AI-driven assistant for healthcare providers. The platform is designed to support the clinical workflow through three primary objectives:

o	Risk Stratification – Utilizing AI to analyze multimodal data and identify individuals at high risk of Alzheimer’s disease. This enables physicians to prioritize screening for at-risk patients within their practice, particularly in settings where access to specialists and expensive neuroimaging is limited;
o	Predictive Modeling – Forecasting cognitive decline trajectories two to five years in advance. By identifying potential decline before clinical symptoms manifest, MINT-AD provides a window for early intervention, preventative care strategies, and timely enrollment in clinical trials; and
o	Structured Plan Support – Assisting the clinician in creating a structured intervention plan for the individual. This step moves beyond diagnosis by leveraging the platform’s interpretable insights to help physicians tailor personalized care plans, monitor disease progression, and manage long-term patient outcomes.

Our Business Strategy

The business strategy includes:

●	Completing the CALMA trial.

●	Completing Agentic Harmonization Assistant (“AHA”) and MINT-AD.

●	Advancing tox studies to enable disease-modifying trials with IGC-AD1.

●	Applying for non-dilutive grants.

●	Advancing TGR-63 as a potential therapeutic for AD.

●	Strengthening clinical credibility and visibility.

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

| September 30, 2026, Form 10-Q

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

Business Updates

During the three months ended September 30, 2026, the Company continued to advance the CALMA clinical trial evaluating IGC-AD1 for the treatment of agitation associated with Alzheimer’s disease.

CALMA Phase 2 Clinical Trial

●	On September 28, 2026, the Company announced the completion of enrollment in its CALMA Phase 2 clinical trial, with 168 participants randomized, including planned over-enrollment intended to strengthen the evaluable dataset for end-of-treatment, secondary, and exploratory analyses.

Following the protocol-defined six-week treatment period, final participant dosing is expected to conclude mid-November 2026, after which the Company expects to proceed with database lock, unblinding, and topline analysis. The Company anticipates reporting topline results during the December 2026/January 2027 timeframe, subject to clinical trial and data management uncertainties.

Subsequent Business Updates

●	On October 13, 2026, the Company announced the introduction of PRISM™, an application layer of its patent-pending MINT-AD™ Alzheimer’s AI platform, designed to support potential healthcare applications, including early Alzheimer’s risk stratification, cognitive health tracking, clinical trial optimization, and personalized brain-health programs. PRISM™ remains under development, and its intended applications are subject to further evaluation and applicable regulatory requirements.
●	On October 7, 2026, Mr. Terry Lierman, a member of the Company’s Board of Directors, was appointed by Maryland Governor Wes Moore as a Public Member of the Commission on Re-Imagining Health Care in Maryland, reflecting his experience and commitment to advancing healthcare policy and public service.
| September 30, 2026, Form 10-Q

Results of Operations for the Three Months Ended September 30, 2026, and September 30, 2025

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the three months ended September 30, 2026, and September 30, 2025:

Statement of Operations (in thousands, unaudited)

	Three months ended September 30,
	2026 ($)	2025 ($)	Change ($)	Percent Change
Revenue	328	191	137	72%
Cost of revenue	(267)	(92)	(175)	190%
Gross profit	61	99	(38)	(38)%
Selling, general, and administrative expenses	(979)	(1,410)	431	(31)%
Research and development expenses	(1,013)	(1,588)	575	(36)%
Operating loss	(1,931)	(2,899)	968	(33)%
Other (expense)/income, net	(115)	1,078	(1,193)	(111)%
Loss before income taxes	(2,046)	(1,821)	(225)	12%
Income tax expense/benefit	-	-	-	-
Net loss	(2,046)	(1,821)	(225)	12%

Revenue – Revenue increased by approximately $137 thousand, or 72%, to approximately $328 thousand for the three months ended September 30, 2026, from approximately $191 thousand for the three months ended September 30, 2025, primarily due to higher white label revenue of approximately $321 thousand compared with approximately $153 thousand. Revenue in both periods was derived from our Life Sciences segment.

Cost of revenue –  Cost of revenue was approximately $267 thousand for the three months ended September 30, 2026, compared with approximately $92 thousand for the three months ended September 30, 2025, and gross margin decreased to 19% from 52%. The decrease in gross margin was primarily due to the transition of production to third-party manufacturers following the 2025 sale of our Vancouver, Washington manufacturing operations. Cost of revenue consists primarily of raw materials, labor and other direct costs. Gross margin may fluctuate based on product mix and is expected to remain below historical levels in the near term.

Selling, General and Administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the three months ended September 30, 2026, SG&A expenses decreased by approximately $431 thousand, or 31%, to approximately $979 thousand from approximately $1.4 million for the three months ended September 30, 2025, primarily due to lower stock-based compensation of approximately $127 thousand and lower other operating expenses of approximately $304 thousand, including lower depreciation and manufacturing running costs following the 2025 sale of our Vancouver, Washington manufacturing operations.

Research and Development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses decreased by approximately $575 thousand, or 36%, to approximately $1.0 million for the three months ended September 30, 2026, from approximately $1.6 million for the three months ended September 30, 2025. The decrease was primarily due to lower clinical trial costs of approximately $362 thousand, because site activation for the Phase 2 CALMA trial was largely completed in the first six months of 2026 and costs in the third quarter related mainly to patient enrollment, and lower non-cash stock-based compensation of approximately $213 thousand. R&D expenses relate primarily to the Phase 2 CALMA trial of IGC-AD1 and preclinical studies of TGR-63.

Other (expense)/income, net – Other (expense)/income, net was an expense of approximately $115 thousand for the three months ended September 30, 2026, compared with income of approximately $1.1 million for the three months ended September 30, 2025. The change was primarily due to the gain of approximately $1.1 million on the sale of our Vancouver, Washington manufacturing operations in the three months ended September 30, 2025, which did not recur, and interest and amortization of debt discount and issuance costs on the Loans in the three months ended September 30, 2026. Other income consists of interest and rental income, dividend income, gains on the sale of assets, unrealized gains on investments and income from scrap sales.

| September 30, 2026, Form 10-Q

Results of Operations for the Nine Months Ended September 30, 2026, and September 30, 2025

The historical results presented below are not necessarily indicative of the results that may be expected for any future period. The following table presents an overview of our results of operations for the nine months ended September 30, 2026, and September 30, 2025:

Statement of Operations (in thousands, unaudited)

	Nine months ended September 30,
	2026 ($)	2025 ($)	Change ($)	Percent Change
Revenue	910	849	61	7%
Cost of revenue	(746)	(442)	(304)	69%
Gross profit	164	407	(243)	(60)%
Selling, general, and administrative expenses	(3,662)	(3,188)	(474)	15%
Research and development expenses	(3,675)	(3,436)	(239)	7%
Operating loss	(7,173)	(6,217)	(956)	15%
Other (expense)/income, net	(211)	1,599	(1,810)	(113)%
Loss before income taxes	(7,384)	(4,618)	(2,766)	60%
Income tax expense/benefit	-	-	-	-
Net loss	(7,384)	(4,618)	(2,766)	60%

Revenue – Revenue increased by approximately $61 thousand, or 7%, to approximately $910 thousand for the nine months ended September 30, 2026, from approximately $849 thousand for the nine months ended September 30, 2025, primarily due to higher white label revenue of approximately $871 thousand compared with approximately $793 thousand. Revenue in both periods was derived from our Life Sciences segment.

Cost of revenue – Cost of revenue was approximately $746 thousand for the nine months ended September 30, 2026, compared with approximately $442 thousand for the nine months ended September 30, 2025, and gross margin decreased to 18% from 48%, primarily due to the transition of production to third-party manufacturers following the 2025 sale of our Vancouver, Washington manufacturing operations.

Selling, General and Administrative expenses (“SG&A”)– SG&A expenses primarily encompass various costs such as employee-related expenses, sales commissions, professional fees, legal fees, marketing expenses, other corporate expenses, allocated general overhead, provisions, depreciation, and write-offs related to doubtful accounts and advances. During the nine months ended September 30, 2026, SG&A expenses increased by approximately $474 thousand, or 15%, to approximately $3.7 million from approximately $3.2 million for the nine months ended September 30, 2025, primarily due to the absence of a credit of approximately $700 thousand recognized in the prior-year period upon the conversion of accrued cash bonuses into performance-based compensation and higher stock-based compensation of approximately $273 thousand, partially offset by lower other operating expenses of approximately $499 thousand, including lower depreciation and manufacturing running costs following the 2025 sale of our Vancouver, Washington manufacturing operations.

Research and Development expenses (“R&D”)– R&D expenses were attributed to our Life Sciences segment. The R&D expenses increased by approximately $239 thousand, or 7%, to approximately $3.7 million for the nine months ended September 30, 2026, from approximately $3.4 million for the nine months ended September 30, 2025. The increase was primarily due to higher clinical trial costs of approximately $87 thousand, mainly for site activation for the Phase 2 CALMA trial in the first six months of 2026, and higher non-cash stock-based compensation of approximately $236 thousand, partially offset by lower other operating expenses.

Other (expense)/income, net – Other (expense)/income, net was an expense of approximately $211 thousand for the nine months ended September 30, 2026, compared with income of approximately $1.6 million for the nine months ended September 30, 2025. The change was primarily due to two items in the nine months ended September 30, 2025 that did not recur: the gain of approximately $1.1 million on the sale of our Vancouver, Washington manufacturing operations and tax credits of approximately $465 thousand, and approximately $188 thousand of amortization of debt discount on the loans in the nine months ended September 30, 2026, partially offset by a gain of approximately $40 thousand from the change in fair value of the derivative liability.

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

| September 30, 2026, Form 10-Q

On October 27, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $60 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the Sales Agreement (the “Offering”). As of September 30, 2026, the Company had raised approximately $9.9 million under the $60 million Sales Agreement. The Company is subject to the limitations of Instruction I.B.6 to Form S-3, which limits offerings to one-third of the aggregate market value of the Company’s public float in any 12-month period.

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

During the nine months ended September 30, 2026, the Company issued two promissory notes to VFG with aggregate principal of approximately $591 thousand and received aggregate net proceeds of approximately $470 thousand, partially offset by scheduled loan repayments of approximately $308 thousand. The aggregate principal of approximately $283 thousand remained outstanding as of September 30, 2026. The notes mature in February and March 2027 and are convertible upon specified events of default at variable conversion prices, subject to applicable ownership and exchange limitations. The related conversion features were accounted for as derivative liabilities under ASC 815. For more information, please refer to Note 11, “Loans and Other Liabilities.”

| September 30, 2026, Form 10-Q

On April 14, 2026, the Company issued an approximately $346 thousand promissory note to FirstFire, receiving net proceeds of approximately $302 thousand. The note matures on April 16, 2027, and remains fully outstanding as of September 30, 2026. For more information, please refer to Note 11, “Loans and Other Liabilities.”

During the three months ended September 30, 2026, the Company settled approximately $586 thousand of accrued officers’ compensation in shares, and approximately $568 thousand of officers’ loans and advances is to be settled in shares. For more information, please refer to Note 11, “Loans and Other liabilities”.

During the transition period ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP, which is approximately valued at $36 thousand as of September 30, 2026. The investment is classified as a current marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens.

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

	(in thousands)
	As of September 30, 2026 (Unaudited) ($)	As of December 31, 2025 (Audited) ($)	Change	Percent Change
Cash and cash equivalents	377	900	(523)	(58)%
Working capital	(1,794)	(366)	(1,428)	390%

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $523 thousand, or 58%, to $377 thousand as of September 30, 2026, from $900 thousand as of December 31, 2025. The decrease was primarily driven by approximately $4 million in cash used in operating activities and approximately $617 thousand in cash used in investing activities, partially offset by approximately $4.1 million in net proceeds from financing activities. Working capital deficit increased by approximately $1.4 million to $1.8 million as of September 30, 2026, from approximately $366 thousand as of December 31, 2025. The increase in the working capital deficit was primarily driven by operating cash consumption and current borrowings during the period. For more information, please refer to Note 11, “Loans and Other Liabilities”.

| September 30, 2026, Form 10-Q

Summary of Cash flows

	(in thousands, unaudited)
	Nine months ended September 30,
	2026 ($)	2025 ($)	Change	Percent Change
Cash used in operating activities	(3,990)	(4,227)	237	6%
Cash (used in) provided by investing activities	(617)	64	(681)	(1,064)%
Cash provided by financing activities	4,109	4,766	(657)	(14)%
Effects of exchange rate changes on cash and cash equivalents	(25)	32	(57)	(178)%
Net (decrease)/increase in cash and cash equivalents	(523)	635	(1,158)	(182)%
Cash and cash equivalents at the beginning of the period	900	470	430	91%
Cash and cash equivalents at the end of the period	377	1,105	(728)	(66)%

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was approximately $4.0 million. It consists of a net loss of approximately $7.4 million, a positive impact on cash due to non-cash expenses of approximately $2.6 million, and a positive change in operating assets and liabilities of approximately $748 thousand. Non-cash expenses consist of a depreciation and amortization charge of approximately $172 thousand, stock-based expenses of approximately $2.1 million, and other items of approximately $328 thousand. In addition, changes in operating assets and liabilities had a positive impact of approximately $748 thousand on cash, of which a positive impact of approximately $647 thousand is due to an increase in accounts payable, a positive impact of approximately $116 thousand is due to an increase in accrued and other liabilities, partially offset by approximately $55 thousand is due to an increase in accounts receivable, and net other current assets and liabilities of approximately $40 thousand.

Net cash used in operating activities for the nine months ended September 30, 2025, was approximately $4.2 million. It consists of a net loss of approximately $4.6 million, a positive impact on cash due to non-cash expenses of approximately $1.1 million, and a negative change in operating assets and liabilities of approximately $735 thousand. Non-cash expenses consist of a depreciation and amortization charge of approximately $414 thousand, stock-based expenses of approximately $1.6 million, an impairment loss of approximately $152 thousand, profit on sale of fixed assets of approximately $1.1 million, and an approximately $13 thousand decrease in other non-cash items. In addition, changes in operating assets and liabilities had a negative impact of approximately $735 thousand on cash, of which a net negative impact of approximately $953 thousand is due to a decrease in accrued and other liabilities, a positive impact of approximately $223 thousand is due to a decrease in deposits and advances, a negative impact of approximately $207 thousand is due to a decrease in accounts payable, a positive impact of approximately $90 thousand is due to a decrease in inventory, a positive impact of approximately $116 thousand is due to a decrease in operating lease assets, and net other current assets and liabilities of approximately $4 thousand.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026, was approximately $617 thousand, which was comprised of approximately $611 thousand for the acquisition and development of intangible assets, and approximately $6 thousand from the purchase of property, plant, and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2025, was approximately $64 thousand, which was comprised of approximately $559 thousand for the acquisition and development of intangible assets, and approximately $703 thousand of proceeds from the sale of property, plant, and equipment, partially offset by approximately $55 thousand from the purchase of property, plant, and equipment, and approximately $25 thousand for the investment in short-term investments.

Financing Activities

Net cash provided by financing activities was approximately $4.1 million for the nine months ended September 30, 2026, which was comprised of net proceeds from the issuance of equity stock of approximately $3.1 million and net proceeds from borrowings of approximately $1.0 million, including proceeds from the related-party loan of approximately $412 thousand, proceeds from VFG promissory notes of approximately $470 thousand, proceeds from FirstFire promissory note of approximately $302 thousand and proceeds from the OnDeck loan of approximately $214 thousand, partially offset by scheduled loan repayments of approximately $392 thousand. Please refer to Note 13, “Securities”, and Note 11, “Loans and Other Liabilities”, for more information.

Net cash provided by financing activities was approximately $4.8 million for the nine months ended September 30, 2025, which was comprised of net proceeds from the issuance of equity stock of approximately $4.8 million, partially offset by scheduled loan repayments of approximately $2 thousand. Please refer to Note 13, “Securities”, for more information.

| September 30, 2026, Form 10-Q

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

During the transition period ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed ETP linked to digital assets as part of an initial assessment of treasury diversification alternatives. As of September 30, 2026, this investment was valued at approximately $36 thousand, reflecting a decline in fair value of approximately $14 thousand. The Company does not currently hold any digital assets directly. Any future treasury allocation decisions will be evaluated in the context of the Company’s liquidity requirements, clinical development milestones, and the availability of capital as described under “Liquidity and Capital Resources” above. Digital asset investments involve significant volatility risk, as discussed in Item 1A — “Risk Factors”.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures, or capital resources. The embedded conversion features of the Company’s convertible notes are accounted for as derivative liabilities and are recognized on the condensed consolidated balance sheet; accordingly, they are not off-balance sheet arrangements. Please refer to Note 11, “Loans and Other Liabilities”, for more information.

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

Digital Asset Investments

During the transition period ended December 31, 2025, the Company invested approximately $50 thousand in a U.S.-listed digital asset through an ETP, which is approximately valued at $36 thousand as of September 30, 2026. The investment is classified as a current marketable security and is marked to market each period. The Company does not directly hold cryptocurrencies or other digital tokens. Holdings in ETPs will be accounted for as equity securities under ASC 321, Investments – Equity Securities, and measured at fair value with changes recognized in earnings. Fair value will be determined using quoted prices in active markets (Level 1 inputs).

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

| September 30, 2026, Form 10-Q

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

Our Management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods specified in SEC rules and forms and that such information was accumulated and communicated to our Management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Principal Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

| September 30, 2026, Form 10-Q

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

Risks Related to Our Phase 2 CALMA Trial

Our business depends heavily on the successful development of our lead product candidate, IGC-AD1.  Our ability to advance IGC-AD1 depends on successfully executing and completing our ongoing Phase 2 CALMA clinical trial. Target enrollment has been reached; however, the trial remains subject to risks relating to data cleaning, database lock, site closeout, statistical analysis, and safety findings. Even if we complete the CALMA clinical trial, the results may not demonstrate sufficient safety, tolerability, or efficacy to support continued development or regulatory approval, all or any of which could adversely affect the value of IGC-AD1. The precise timing of key clinical milestones, such as the availability of topline data, is uncertain because it involves multiple statistical analyses, including by independent statisticians, and depends heavily on their schedules.

 Risks Related to Our Convertible Debt Instruments

The Company has issued convertible promissory notes that contain variable-rate conversion features, which could result in substantial dilution to existing stockholders. Upon the occurrence and continuation of an event of default, the holders of these notes may convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to a discount to the market price, including at 75% of the lowest trading price of the Company’s common stock during a specified period preceding conversion. The Company issued such convertible instruments with an aggregate original principal amount of approximately $937 thousand, of which approximately $308 thousand has been repaid. The aggregate principal of approximately $629 thousand remained outstanding as of September 30, 2026. Conversions at discounted prices may result in the issuance of a significant number of shares, particularly in periods of stock price volatility or decline, which could materially dilute the ownership interests of existing stockholders and adversely affect the market price of the Company’s common stock. Although these instruments include a 4.99% beneficial ownership limitation and a 19.99% share issuance cap in compliance with applicable NYSE American listing standards, such limitations may not prevent substantial dilution over time, particularly if conversions occur in multiple transactions or if stockholder approval is obtained to exceed applicable thresholds. In addition, the existence of these convertible instruments may create downward pressure on the trading price of the Company’s common stock, limit the Company’s ability to obtain additional financing on favorable terms, and could result in increased volatility in the market price of its securities.

| September 30, 2026, Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company issued an aggregate of 225,758 shares of its common stock to two investor-relations consultants, consisting of 75,758 shares to Opus8, Inc. and 150,000 shares to AJO Capital, Inc., as consideration for investor-relations services rendered under their respective consulting agreements. In connection with its agreement, Opus8, Inc. was also granted an option to purchase 25,000 shares of common stock at an exercise price of $0.30 per share. The Company received no cash consideration for these securities, and no underwriting discounts or commissions were paid. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The shares are restricted securities and bear a restrictive legend.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 22, 2026, the Company and each of Mr. Ram Mukunda and Ms. Claudia Grimaldi amended the Stock Purchase Agreements dated June 30, 2026, as described in Note 17, “Subsequent Events,” which is incorporated herein by reference. A copy of the amendment is filed as Exhibit 10.12 to this report.

Other than disclosed above, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

| September 30, 2026, Form 10-Q

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended on August 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2012).
3.2	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
3.3	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.4	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as amended on August 2, 2012 (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment No.1 to Form S-3 filed on January 22, 2021).
3.5	Amendment to the Bylaws of the Company dated March 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.1	Subscription Agreement, among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2026).
10.2	Securities Purchase Agreement, dated March 5, 2026, by and between IGC Pharma, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2026).
10.3	Promissory Note, dated March 5, 2026, issued by IGC Pharma, Inc. to Vanquish Funding Group Inc. in the aggregate principal amount of $353,050 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2026).
10.4	Loan Agreement, dated February 9, 2026, by and between HH Processors, LLC and ODK Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2026).
10.5	Securities Purchase Agreement, by and between IGC Pharma, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.6	Promissory Note issued by IGC Pharma, Inc. to FirstFire Global Opportunities Fund, LLC in the aggregate principal amount of $346,910 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.7	Amendment #1, dated June 18, 2026, to the Securities Purchase Agreement and Promissory Note, by and between IGC Pharma, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2026).
10.8	Securities Purchase Agreement, by and between IGC Pharma, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.9	Promissory Note issued by IGC Pharma, Inc. to Vanquish Funding Group Inc. in the aggregate principal amount of $238,050 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 20, 2026).
10.10	Stock Purchase Agreement, dated June 30, 2026, by and between IGC Pharma, Inc. and each of Mr. Ram Mukunda and Ms. Claudia Grimaldi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2026).
10.11	2026 O-Bank General Banking Facility Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
10.12*	Amendment to Stock Purchase Agreements, dated October 22, 2026, between IGC Pharma, Inc. and each of Mr. Ram Mukunda and Ms. Claudia Grimaldi.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Certifications pursuant to 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

| September 30, 2026, Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGC PHARMA, INC.

Date: November 6, 2026	By:	/s/ Ram Mukunda
Ram Mukunda
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Claudia Grimaldi
Claudia Grimaldi
Vice-President & Chief Compliance Officer (Principal Financial Officer)

| September 30, 2026, Form 10-Q